Form 10-K405
period 1994-12-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 1995-03-28
CIK 39273

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-K


(Mark One)

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1994
                                            -----------------
                                       OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from _________ to _________________

                         Commission file number 0-6200
                                                ------

                      FROZEN FOOD EXPRESS INDUSTRIES, INC.
                      ------------------------------------
             (Exact name of registrant as specified in its charter)

              Texas                                             75-1301831
- ----------------------------------------                    ------------------
    State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization                           Identification No.)

   1145 Empire Central Place, Dallas, TX                          75247
- ----------------------------------------                    ------------------
(Address of principal executive offices)                       (Zip code)

     Registrant's telephone number,                          (214) 630-8090
        including area code                                 ------------------

          Securities registered pursuant to Section 12(b) of the Act:

       Title of each class             Name of each exchange on which registered
    Common Stock, $1.50 Par Value                 Nasdaq Stock Market
   -------------------------------     -----------------------------------------

          Securities registered pursuant to section 12(g) of the Act:
                                     None
        ---------------------------------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                             [X] Yes      [  ]  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K, or any amendment to this form 10-K.
                                     [ X ]
As of March 10, 1995, 16,043,960 shares of the Registrant's Common Stock, $l.50 par value, were outstanding, and the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 1995, was $95,042,948. (Solely for the purposes of calculating the preceding amount, all directors and officers of the registrant are deemed to be affiliates.)

                      DOCUMENTS INCORPORATED BY REFERENCE

The sections "Outstanding Capital Stock; Principal Shareholders", "Nominees for Directors", "Executive Compensation", and "Transactions with Management" of the Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 1995, are incorporated by reference into Part III of this Form 10-K.

Portions of the Annual Report to Shareholders for the year ended December 31, 1994, are incorporated by reference into Parts I and II of this Form 10K.

                      FROZEN FOOD EXPRESS INDUSTRIES, INC.

                                   Form 10-K

                                 ANNUAL REPORT


                  For the Fiscal Year Ended December 31, 1994

                                     PART I

   ITEM 1.  BUSINESS.
   ------

      Frozen Food Express Industries, Inc. (the company) is the largest temperature-controlled trucking company in North America. References to the company herein, unless the context requires otherwise, include Frozen Food Express Industries, Inc., and its subsidiaries, all of which are wholly owned. In its 49 years of operation, the company has not experienced an unprofitable year. The company is also the only nationwide, full-service, temperature-controlled trucking company in the United States offering all of the following services:

     . LESS-THAN-TRUCKLOAD: A load, typically consisting of 18 to 30 shipments, weighing as little as 50 pounds or as much as 20,000 pounds, from multiple shippers destined for various deliveries across the United States, Canada and Mexico. The company's temperature-controlled "LTL" operation is the largest in the United States and the only one offering regularly scheduled nationwide LTL service. The company is the only major LTL carrier which uses multi-compartment refrigerated trailers to carry goods requiring different temperatures on one trailer, enhancing customer service and operating efficiencies.

     . FULL-TRUCKLOAD: A load, typically weighing between 20,000 and 45,000 pounds and usually from a single shipper, filling the trailer. Normally, a full-truckload has a single destination, although the company is also able to provide multiple deliveries. Management believes the company is one of the five largest temperature-controlled, full-truckload carriers in North America.

     . DISTRIBUTION: Distribution generally involves the delivery of cargo within a 50-to-75-mile radius of a company terminal. Full-truckload or large LTL loads are divided into smaller shipments at a terminal and delivered by distribution trucks to "end users," such as grocery stores, food brokers or drug stores, typically within a single metropolitan area.

      Following is a summary of certain financial and statistical data for the years ended December 31, 1990 through 1994 (LTL data also includes distribution shipments):

                                    1994       1993       1992       1991        1990
                                  --------   --------   --------   --------    --------
Revenue*
  Full-truckload                  $163,988   $129,549   $109,178   $103,582    $ 90,043
  Less-than-truckload               88,328     80,965     72,864     65,068      64,589
  Other                             22,304     16,875     12,846      8,345       5,539
                                  --------   --------   --------   --------    --------
     Total                        $274,620   $227,389   $194,888   $176,995    $160,171
                                  ========   ========   ========   ========    ========

Operating ratio                       93.0%      93.2%      94.0%      94.4%       95.1%

Full-truckload
   Loaded miles*                   121,106     97,753     83,247     80,663      69,800
   Loads*                            128.1      106.6       92.9       85.5        75.8
   Revenue per shipment              1,280      1,215      1,175      1,211       1,188
   Loaded miles per load               945        917        896        943         921
Less-than-truckload
   Hundredweight*                    8,670      8,116      6,848      6,211       6,314
   Revenue per
     hundredweight                   10.19       9.98      10.64      10.48       10.23
   Shipments*                        305.2      292.0      253.3      231.3       241.7
   Revenue per shipment                290        277        288        281         267
      * In thousands

      Freight revenue, from motor carrier operations, has accounted for more than 90% of total operating revenue during each of the last five years. The percent of total freight revenue contributed by full-truckload operations and by LTL operations during the past five years is summarized below:

                          Percent of Total Freight Revenue
                        -------------------------------------
                         1994    1993    1992    1991   1990
                        ------  ------  ------  ------  -----
Full-truckload             65%     62%     60%     61%    58%
LTL and distribution       35      38      40      39     42
                         ----    ----    ----    ----   ----
   Total                  100%    100%    100%    100%   100%
                         ----    ----    ----    ----   ----

      The company offers nationwide "one call does all" services to about 7,000 customers, none of which accounted for more than 10% of total revenue during any of the past five years.

      During 1994, the company commenced significant expansion of transportation services for customers shipping products to and from Mexico and Canada. Canadian operations are conducted with equipment operating directly under authority of the company. The company does not presently operate its tractors in Mexico. To provide service in Mexico, the company has arrangements with a railroad and Mexico-based motor carriers. Pursuant to these arrangements, the company interchanges its trailers with the Mexico freight service provider for movement within Mexico. During 1994, approximately 6% of freight revenue was derived from international activities, for which the company collects primarily United States currency, principally from United States-based customers.

   TEMPERATURE-SENSITIVE MARKET

      More than 80% of the cargo transported by the company is temperature-sensitive. Examples are meat, poultry, seafood, processed foods, candy and other confectioneries, dairy products, pharmaceuticals, medical supplies, fruits and vegetables, cosmetics, film, and heat-sensitive aerospace manufacturing materials.

      The common and contract hauling of temperature-sensitive cargo is highly fragmented, comprised primarily of carriers generating less than $50 million in annual revenue. Industry publications report that only eight temperature-controlled carriers generated $100 million or more of revenue in 1993. In addition, many major food companies, food distribution firms and grocery chains continue to transport their products with their own fleets ("private carriage").

      Increasingly, large shippers are seeking to lower their cost structures by reducing their private carriage capabilities and turning to common and contract carriers ("core carriers") for their transportation needs. As a limited number of carriers continue to improve their service capabilities through such means as satellite tracking and communications systems and electronic data interchange, shippers are expected to reduce their private carriage fleets in favor of common or contract carriage. Management believes that the temperature-controlled private carriage segment is approximately the same size as the common and contract temperature-controlled segment of the motor carrier industry.

   GROWTH STRATEGY

      The company has pursued a growth strategy that combines both internal growth and selected acquisitions. Since 1983, the company has purchased certain operating assets of several trucking companies. Among the purchased operations have been four LTL companies, four full-truckload companies and the LTL and distribution assets of a regional company offering temperature-controlled service in the Southeast.

      During 1987, management determined that significant future growth could be obtained through expansion of its full-truckload capabilities. As a result, the company began to commit its own equipment to the temperature-controlled, full-truckload segment. From the beginning of 1988 through 1994, the company-operated, full-truckload tractor fleet increased from 22 units to approximately 1,000 units. Recently, the company has placed renewed emphasis on expanding its fleet of independent contractors ("owner-operators") provided full-truckload tractors. As of December 31, 1994, the company had approximately 300 owner-operator tractors to provide additional full-truckload capacity. From 1990 through 1994, revenue from full-truckload operations increased from 58% to 65% of total freight revenue.

      By 1991, the company had achieved a significant market presence in the full-truckload segment and has focused over the ensuing three years on profitability improvement. Through significant reductions in costs associated with long-term debt and a program designed to improve the company's operating efficiency and the quality of the service provided to its customers, the company's 1991, 1992, 1993, and 1994 net income increased by 44%, 97%, 161% and 228%, respectively, from the 1990 amount.

      The management of a number of factors is critical to a trucking company's growth and profitability, including:

     . DRIVERS: Driver shortages and high turnover can reduce revenue and increase operating expenses through reduced operating efficiency and higher recruiting costs. During the first half of 1992, the company experienced a driver shortage that at various times kept as many as 40 tractors off the road. The company's operations were not significantly affected by driver shortages during 1993 or 1994. The company maintains an active driver recruiting program and bases its employee-driver incentive pay package on longevity, safety, fuel efficiency and other operational goals. In addition, the company has continued to intensify its truck driving school recruitment by offering graduates over-the-road training. These "student-drivers" train with an experienced instructor-driver by riding as "second driver" and are paid student-driver wages by the company. They are assigned a tractor only after they have been qualified to become single drivers. At the end of 1994, the company had drivers for all of its tractors and had about 100 student drivers undergoing over-the-road training.

     . OWNER-OPERATORS: The company actively seeks to expand its fleet with equipment provided by owner-operators. The owner-operator provides the tractor and driver to pull the company's loaded trailer. The owner-operator pays the drivers' wages, fuel, equipment-related expenses and other transportation expenses and receives a percentage of the revenue from each load. At the end of 1994, the company had contracts for 293 owner-operator tractors in its full-truckload divisions and 212 in its LTL operations.

      The percent of full-truckload and LTL revenue generated from shipments transported by owner-operators during each of the last five years is summarized below:

                                            PERCENT OF REVENUE FROM SHIPMENTS
                                              TRANSPORTED BY OWNER-OPERATORS
                                           ------------------------------------
                                           1994    1993    1992    1991    1990
                                          ------  ------  ------  ------  ------
Full-truckload revenue                       22%     23%     26%     25%     29%

Less-than-truckload revenue                  65%     67%     68%     70%     70%

     . FUEL: While fuel prices during 1994 did not change significantly from those experienced during 1993, fluctuating diesel fuel prices in recent years have been a serious challenge for the trucking industry. During periods in which fuel prices dramatically increased, the company successfully instituted "fuel adjustment" charges which enabled the company to pass on most fuel price increases to its customers. However, the company's experience is that gradual upward trends in fuel prices are difficult to recover through adjustment charges. Instead, gradually increasing fuel costs must generally be recovered through freight rate increases that, for competitive reasons, may be difficult to obtain. Average per-gallon fuel costs paid by the company declined by 1% during 1994. Management's goal is to improve the fuel efficiency of the company's tractors through a combination of purchasing modern equipment with electronically controlled engines and improved vehicular aerodynamics, fuel purchasing programs and employee-driver bonuses based upon fuel efficiency.

     . RISK MANAGEMENT: Liability for accidents is a significant concern in the trucking industry. Exposure can be large and occurrences unpredictable. The cost and human impact of work-related injury claims are also significant concerns. To address these concerns, the company maintains a risk management program designed to minimize the frequency and severity of accidents and to manage insurance coverage and claims to achieve the least possible cost. As part of the program, the company carries insurance policies under which it retains liability for up to $1 million on each property, casualty and general liability claim, substantially all individual work-related injury claims and $100,000 on each cargo claim. Because of this retained liability, a series of very serious traffic accidents, work-related injury claims or unfavorable developments in or outcomes of existing claims could materially adversely affect the company's operating results. When claims or potential claims arise, the company establishes reserves. As events related to claims evolve, the corresponding reserves are increased or decreased. The company believes that it maintains an effective risk management program and that its reserves are adequate.

      A major component of the company's risk management program is the enhancement of safety in its operations. The company has a safety department which conducts programs which include driver education and over-the-road observation. All drivers must meet or exceed specific guidelines relating to safety records, driving experience and personal standards, including a physical examination and mandatory drug testing. Drivers must also complete the company's training program, which includes tests for motor vehicle safety and over-the-road driving, and they must have a current Commercial Drivers License before being assigned a tractor. Student drivers undergo a more extensive training program as a second driver with an experienced instructor-driver. In accordance with federal regulations, the company conducts drug tests on all driver candidates and maintains an ongoing program of random testing for use of such substances. Persons who test positive for drugs are turned away and drivers who test positive for such substances are immediately disqualified from driving.

   OPERATING STRATEGY

      The company's "one call does all" full-service capability, combined with the service-oriented corporate culture it gained from its many years as a successful LTL carrier, enables it to compete primarily on the basis of service, rather than solely on price. Management also believes that major shippers will require increasing levels of service and that they will rely on their core carriers to provide transportation and logistics solutions, such as providing the shipper real-time information about the movement and condition of any shipment.

      The company believes that it is well positioned to take advantage of the evolving market for solutions to shippers' needs. In order to improve its level of information services, the company is currently replacing its older mainframe computer-based Management Information System (MIS) with a more sophisticated, versatile and expandable "open system" with fully integrated local area networks. Integrated with the new system are plans to complete the installation of satellite tracking and communications equipment in company-operated equipment. That equipment is currently operating on about half of the company-operated, full-truckload fleet.

     . LESS-THAN-TRUCKLOAD: Temperature-controlled LTL trucking is service and capital intensive. LTL freight rates are higher than those for full-truckload and are based on mileage, weight, type of commodity, space required in the trailer, pick-up and delivery. Management believes that only one other refrigerated LTL trucker competes with the company on a nationwide basis.

      Temperature-controlled LTL trucking requires a system of terminals, capable of holding refrigerated and frozen products, located at strategic distribution points across the United States. The company has 15 such LTL terminals. Terminals are located in or near New York City, Philadelphia, Atlanta, Orlando, Memphis, Nashville, Cincinnati, Chicago, Kansas City, Dallas, Houston, Denver, Salt Lake City,

   Oakland, and Los Angeles. Several of these LTL terminals also serve as full-truckload driver centers where company-operated, full-truckload fleets are based.

      Efficient information management is essential to a successful temperature-controlled LTL operation. On a typical day, the company's LTL system handles about 5,000 shipments - about 3,000 on the road, 1,000 being delivered and 1,000 being picked up. In 1994, the LTL operation handled about 305,000 individual shipments.

     . FULL-TRUCKLOAD: Temperature-controlled, full-truckload service requires a substantially lower capital investment for terminals and lower costs of shipment handling and information management than that of LTL. Pricing is based primarily on mileage, weight and type of commodity.

      At the end of 1994, the company's full-truckload tractor fleet consisted of about 1,000 tractors owned or leased by the company and about 300 tractors contracted to the company by owner-operators, making it one of the five largest temperature-controlled, full-truckload carriers in North America.

      The company is continuing to expand its international and domestic transportation and logistics services which involve railroad-based "intermodal" long-haul transportation. In providing such service, the company contracts with railroads to transport loaded full-truckload trailers on railroad flat cars. The railroad is paid a fee for this service and the company uses its tractors to transport the trailers to and from railroad pick-up and drop-off points. During 1994 and 1993, approximately 5% of the company's full-truckload shipments were transported in this manner. By providing intermodal transportation services, the company is able to transport more loaded trailers (which require relatively lower capital investment) while engaging fewer tractors (which involve relatively higher capital investment). As a result of the expected continued emphasis on intermodal transportation, it is probable that the company's trailer fleet will continue to expand more rapidly than its tractor fleet. Also contributing to the increase in the trailer-to-tractor ratio from 1.3:1 at January 1, 1992, to 1.5:1 at yearend 1994 were continued expansion of dedicated fleet and short-haul, full-truckload services and, in general, the more rapid expansion of the company's full-truckload services in relation to its LTL service. Full-truckload services generally involve the utilization of more trailers to enable tractors to remain in service while idle trailers are being loaded and unloaded.

      In addition to the LTL terminals, which also serve as full-truckload employee-driver centers, full-truckload activities are conducted from terminals in Dallas, Fort Worth and Laredo, Texas. Laredo, located on the Texas-Mexico border, is the drop-off point for company trailers, which are picked up by a Mexican trucking company for movement into Mexico's interior. The company also maintains small centers for employee-drivers in Waco and Amarillo, Texas; Phoenix, Arizona; and Shreveport, Louisiana.

   EQUIPMENT

      The company acquires premium company-operated tractors in order to help attract and retain qualified employee-drivers, promote safe operations, minimize maintenance and repair costs and assure dependable service to its customers. Management believes that the higher initial investment for its equipment is recovered through more efficient vehicle performance and improved resale value. The company has a three-year replacement policy for its full-truckload tractors. As a result, most repair costs are recovered through efficient vehicle performance and manufacturers' warranties. The three-year replacement policy also enables the company to maximize its fuel efficiency by benefiting from technological improvements in both engine efficiency and aerodynamics. During 1995, the company plans to replace about 250 tractors and add another 100 tractors to its company-operated, full-truckload fleet. Management estimates that the new tractors' average miles-per-gallon will improve over that of the tractors being replaced. In order to minimize fuel consumption, the company includes a fuel efficiency driving bonus in its employee-driver incentive pay package.

   REGULATION

      The company's interstate operations are subject to regulation by the Interstate Commerce Commission ("ICC") and the Department of Transportation ("DOT"). The ICC regulates entry into motor carrier operation as well as certain rates and tariffs. The DOT generally regulates driver qualifications and safety and equipment standards. The company is also subject to state public utilities commissions and similar state regulatory agencies with respect to its intrastate operations. State regulations generally involve the weight and dimensions of equipment and safety. Effective January 1, 1995, the United States government has rescinded the authority of states to regulate rates and tariffs with regard to intrastate operations. The company does not anticipate that this will significantly affect its operating results.

    SEASONALITY

     The company's full-truckload operations are somewhat affected by seasonal changes. The early winter, late spring and summer growing seasons for fruits and vegetables in California and Texas typically create increased demand for trailers equipped to transport cargo requiring refrigeration. In addition, winter driving conditions can be hazardous and impair the company's operations from time to time in certain portions of the company's service areas. The company's LTL operations are also impacted by the seasonality of certain commodities. As a result, LTL shipment volume during the winter months is normally lower than other months. Shipping volumes of LTL freight are usually highest during July through October.

   EMPLOYEES

        A comparison of company's employees as of December 31, 1994 and 1993, is as follows:

                                  DECEMBER 31,
                                  1994   1993
                                  -----  -----
      Freight Operations -
        Drivers and Trainees      1,394  1,264
        Non-driver personnel
            Full time               622    542
            Part time               161    141
                                  -----  -----
      Total Freight Operations    2,177  1,947
      Non-freight Operations        111    109
                                  -----  -----
      Total                       2,288  2,056
                                  =====  =====

      The increase in non-driver personnel resulted primarily from the increased use of employee-driver recruiting, safety, sales, dispatch and other operations support personnel associated with the increased size of the company-operated, full-truckload fleet. The increase in employee-drivers is the result of the addition of company-operated equipment during 1994.

   REFRIGERATION EQUIPMENT SALES AND SERVICE

      The company, through a subsidiary, is a franchised distributor for Carrier-Transi- cold brand truck and trailer refrigeration equipment. Its primary area of sales and service responsibility is Texas. This subsidiary is engaged in the sales, service and rental of a variety of refrigeration and air conditioning equipment and provides refrigeration units and service for the company's trailers. Such operations contributed 8% of the company's 1994 consolidated revenue and 4% of the consolidated operating profit (after elimination of inter-company transactions). The company competes in its service area with several other dealers and distributors of similar refrigeration equipment, but is the only distributor for Carrier-Transicold products in portions of Texas.

   ITEM 2.  PROPERTIES.
   ------

      The company's corporate office, which was purchased and remodeled during 1992, is located on 1.7 acres of land in northwestern Dallas, Texas. The building contains 34,000 useable square feet.

      The company's primary terminal and maintenance facility is located near Dallas on approximately 60 acres of land owned by the company in Lancaster, Texas. The buildings, which are also owned by the company, contain approximately 100,000 square feet, of which 60,000 square feet are used for warehousing and distribution, 12,000 square feet are devoted to offices housing the terminal dispatch, safety and related activities and 26,000 square feet are used for maintenance and repair facilities.

      The company owns approximately 20 acres of unimproved land abutting this facility.

      The company also owns a facility consisting of a terminal, offices and a repair shop in Fort Worth, Texas. This property is used by Lisa Motor Lines, Inc. ("Lisa"), a wholly-owned subsidiary of the company, and its divisions, Middleton Transportation Company and Great Western Express. This facility consists of two structures totaling 23,000 square feet on approximately seven acres of land.

      The company owns a cold storage LTL terminal located in Bridgeview, Illinois, near Chicago. The terminal includes approximately 37,000 square feet of office, dock and storage facilities.

      The Florida terminal, near Orlando, is owned by the company and consists of three buildings on approximately 15 acres of land, a dock facility of approximately 16,000 square feet, a shop of approximately 4,000 square feet and an office building.

      The company also owns a terminal and land in Avenel, New Jersey, which is near New York City. The building, on about five acres of land, contains approximately 17,000 square feet.

      At December 31, 1994, the company also maintained leased terminal or office facilities in or near the following cities:

                 Amarillo, TX       Memphis, TN
                 Atlanta, GA        Nashville, TN
                 Cincinnati, OH     Oakland, CA
                 Denver, CO         Philadelphia, PA
                 Houston, TX        Phoenix, AZ
                 Kansas City, MO    Salt Lake City, UT
                 Laredo, TX         Shreveport, LA
                 Los Angeles, CA    Waco, TX

      Lease terms range from one month to six years. These terminals range in size from a small amount of office space to a terminal with office and dock facilities totaling approximately 44,000 square feet.

      The company expects that present facilities will be sufficient to support its operations in the near term.

      The following table sets forth certain information regarding revenue equipment utilized by the company at December 31, 1994 and 1993:

                              AGE IN YEARS
                  ------------------------------------
Tractors          Less than 1   1 thru 3    4 or more       Total
- ----------------  -----------  -----------  ----------  -------------
                  1994   1993  1994  1993   1994  1993  1994    1993
                  -----  ----  ----  -----  ----  ----  -----  ------
Company-
  operated          341   523   751    416     7     6  1,099     945
Owner-operator
  provided           25    28   134    121   346   308    505     457
                  -----  ----  ----  -----  ----  ----  -----  ------
  Total             366   551   885    537   353   314  1,604   1,402
                  =====  ====  ====  =====  ====  ====  =====  ======

                              AGE IN YEARS
                  ------------------------------------
Trailers          Less than 1   1 thru 5    6 or more       Total
- ----------------  -----------  -----------  ----------  -------------
                   1994  1993  1994   1993  1994  1993   1994    1993
                   ----  ----  ----  -----  ----  ----  -----  ------
Company-
  provided          829   476   645  1,435   932   116  2,406   2,027
Owner-operator
  provided            1     1    11     15     9    16     21      32
                  -----  ----  ----  -----  ----  ----  -----  ------
  Total             830   477   656  1,450   941   132  2,427   2,059
                  =====  ====  ====  =====  ====  ====  =====  ======

      The increases in the number of company-operated tractors and trailers during 1994 and 1993 resulted primarily from the addition of new equipment during each year for use in the company's full-truckload operations.

      Approximately 90% of the company's 2,427 trailers are insulated and equipped with refrigeration units capable of providing the temperature control necessary to handle perishable freight. Trailers that are used primarily in LTL operations are equipped with movable partitions permitting the transportation of goods requiring maintenance of different temperatures. The company also operates a fleet of non-refrigerated trailers in its "dry freight" full-truckload operation. Company-operated trailers are primarily 102 inches wide. Refrigerated trailers are 48 feet long, while non-refrigerated trailers are primarily 53 feet long.

      The company's general policy is to replace its company-operated, heavy-duty tractors used in full-truckload operations every three years, while tractors used in LTL operations are generally replaced after five years of service. Company-operated, full-truckload trailers are usually retired after seven years of service. Occasionally, retired equipment is kept by the company for use in local delivery operations.

   ITEM 3.  LEGAL PROCEEDINGS.
   ------

      The company is party to routine litigation incidental to its businesses, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The aggregate amount of these claims is significant. The company maintains insurance programs and accrues for expected losses in amounts designed to cover liability resulting from personal injury and property damage claims. The company does not believe that adverse results in one or more of these pending cases would have a material effect on the financial condition of the company.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
   ------

      No matters were submitted to a vote of shareholders of the company during the fourth quarter of 1994.

                                     PART II

   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
   ------
   MATTERS.

      The information regarding cash dividends, common stock price per share and common stock trading volume set forth under the caption "Quarterly Financial, Stock and Dividend Information" appearing on page 28 of the Annual Report to Shareholders for the year ended December 31, 1994, is incorporated by reference into this Report.

   ITEM 6.  SELECTED FINANCIAL DATA.
   ------

      The information set forth under the caption "Eleven-Year Statistics and Financial Data" appearing on pages 14 and 15 of the Annual Report to Shareholders for the year ended December 31, 1994, is incorporated by reference into this Report.

   ITEM 7.  MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
   ------
   OPERATIONS.

      The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 16 through 18 of the Annual Report to Shareholders for the year ended Dec. 31, 1994, is incorporated by reference into this Report.

   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
   ------

      (a) The following Consolidated Financial Statements of Frozen Food Express Industries, Inc., and Report of Arthur Andersen, LLP, Independent Public Accountants, with respect thereto set forth on pages 19 through 27 of the Annual Report to Shareholders for the year ended December 31, 1994, are incorporated by reference into this Report:

      Consolidated Statements of Income - - Years ended December 31, 1994, 1993 and 1992.

      Consolidated Balance Sheets - - December 31, 1994 and 1993.

      Consolidated Statements of Cash Flows - - Years ended December 31, 1994, 1993 and 1992.

      Consolidated Statements of Stockholders' Equity - - Years ended December 31, 1994, 1993 and 1992.

      Notes to Consolidated Financial Statements.

      Report of Arthur Andersen, LLP, Independent Public Accountants.

   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
   ------
   FINANCIAL DISCLOSURE.

   None.

                                     PART III

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
   -------

      In accordance with General Instruction G to Form 10-K, the information required by Item 10 is incorporated herein by reference from the portion of the company's Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 1995, appearing under the caption "Nominees for Directors".

   ITEM 11.  EXECUTIVE COMPENSATION.
   -------

      In accordance with General Instruction G to Form 10-K, the information required by Item 11 is incorporated herein by reference from the portions of the company's Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 1995, appearing under the captions "Executive Compensation" and "Transactions with Management ".

   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
   -------

      In accordance with General Instruction G to Form 10-K, the information required by Item 12 is incorporated herein by reference from the portions of the company's Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 1995, appearing under the captions "Outstanding Capital Stock; Principal Shareholders" and "Nominees for Directors".

   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
   -------

      In accordance with General Instruction G to Form 10-K, the information required by Item 13 is incorporated herein by reference from the portions of the company's Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 1995, appearing under the captions "Nominees for Directors", "Transactions with Management " and "Executive Compensation".

                                     Part IV

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
   -------

   (A) 1. & 2. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:

               The financial statements listed in the index to financial statements and financial statement schedules in Item 8 on pages 10 and 11 hereof are filed as part of this Annual Report.

               Financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

          3. EXHIBITS:

          3.l Articles of Incorporation of the Registrant and all amendments to date (filed as Exhibit 3.1 to Registrant's annual report on Form 10-K for the fiscal year ended December, 31, 1993; SEC file no. 0-6200 and incorporated herein by reference).

          3.2 Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991; SEC File Number 0-6200 and incorporated herein by reference).

          10.1 Frozen Food Express Industries, Inc., 1987 Non-Employee Director Stock Plan (filed as Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991; SEC File Number 0-6200 and incorporated herein by reference).

          10.2 Amended and Restated Credit Agreement, dated December 30, 1992, among the registrant and its subsidiaries and First Interstate Bank of Texas, N.A.; Texas Commerce Bank, National Association; and First City, Texas - Dallas, as agent. (filed as Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992; SEC file number 0-6200 and incorporated herein by reference).

          10.3 First Amendment to amended and restated credit agreement described at Exhibit 10.5 (filed as Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993; SEC file number 0-6200 and incorporated herein by reference).

          10.4 Form of Master Lease Agreement by and between Stoney M. Stubbs, Jr., and Charles G. Robertson and Conwell Corporation. (Filed as
               Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991; SEC File Number 0-6200 and incorporated herein by reference).

         10.5 Frozen Food Express Industries, Inc., 1992 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 4.3 to Registrant's Registration #33-48494 as filed with the Commission, and incorporated herein by reference).

         10.6 FFE Transportation Services, Inc., 1994 Incentive Bonus Plan, as amended.

         10.7 FFE Transportation Services, Inc., Executive Bonus and Phantom Stock Plan, as amended.

         10.8  FFE Transportation Services, Inc., Employee Stock Ownership Plan.

         10.9  Savings Plan for Employees of Frozen Food Express Industries,
               Inc.

         10.10 Conwell Corporation Employee Stock Ownership Plan

         10.11 Amendment to Frozen Food Express Industries, Inc., 1992 Incentive and Nonstatutory Stock Option Plan.

         11.1 Computation of net income per share of common stock, assuming full dilution (incorporated by reference to Footnote 7 to the financial statements appearing in the Annual Report to Shareholders of the Registrant for the year ending December 31,
               1994).

         13.1 Annual Report to Shareholders of the Registrant for the year ended December 31, 1994. Except for those portions of such Annual Report to Shareholders expressly incorporated by reference into this Report, such Annual Report to Shareholders is furnished solely for the information of the Securities and Exchange Commission and shall not be deemed a "Filed" Document.

         21.1  Subsidiaries of Frozen Food Express Industries, Inc.

         25.1  A Power of Attorney is found on page 15 of this Report.

         27  Financial Data Schedule

    (B)  REPORTS ON FORM 8-K:

   No reports on Form 8-K were filed by the company during the last quarter of the period covered by this Report.

                         INDEX TO FINANCIAL STATEMENTS
                         -----------------------------
                       AND FINANCIAL STATEMENT SCHEDULES
                        COVERED BY REPORT OF INDEPENDENT
                              PUBLIC ACCOUNTANTS

                                                                Annual Report
                                                               to Shareholders
                                                              ------------------

   Report of independent public accountants                            27

   Consolidated Balance Sheets at December 31, 1994 and 1993           20

   Consolidated Statements of Income for each of the
     three years in the period ended December 31, 1994                 19

   Consolidated Statements of Cash Flows for each of the
     three years in the period ended December 31, 1994                 22

   Consolidated Statements of Stockholders' Equity for each
     of the three years in the period ended December 31, 1994          23

   Notes to Consolidated Financial Statements                          24

   Supplementary information - Quarterly financial
     data (unaudited)                                                  28


      Financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

      The financial statements listed in the above index, which are included in the Annual Report to Shareholders of Frozen Food Express Industries, Inc., for the year ended December 31, 1994, are hereby incorporated by reference, and are filed herewith as Exhibit 13.1.

                               POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS that each of the undersigned directors and officers of Frozen Food Express Industries, Inc., hereby appoints Stoney M. Stubbs, Jr., and Burl G. Cott his true and lawful attorneys-in-fact and agents, for him and in his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this Annual Report on Form 10-K and to file each such amendment to the Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue hereof.

   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FROZEN FOOD EXPRESS INDUSTRIES, INC.

   Date:    March 27, 1995          By  /s/ Burl G. Cott
          ----------------          -----------------------------------
                                    Burl G. Cott
                                    Senior Vice President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   Date:    March 27, 1995              /s/ Stoney M. Stubbs, Jr.
          ----------------          --------------------------------------------
                                    Stoney M. Stubbs, Jr., Chairman of
                                    the Board of Directors and President
                                    (Principal Executive Officer)

   Date:    March 27, 1995              /s/ Burl G. Cott
          ----------------          --------------------------------------------
                                    Burl G. Cott, Senior Vice President and
                                    Director
                                    (Principal Financial and Accounting Officer)

   Date:    March 27, 1995              /s/ Charles G. Robertson
          ----------------          --------------------------------------------
                                    Charles G. Robertson, Executive Vice
                                    President and Director

   Date:    March 27, 1995             /s/ Edgar O. Weller
          ----------------          --------------------------------------------
                                    Edgar O. Weller, Vice Chairman of
                                    the Board of Directors

   Power of Attorney



   Date:    March 27, 1995             /s/ Brian R. Blackmarr
          ----------------          --------------------------------------------
                                    Brian R. Blackmarr, Director

   Date:    March 27, 1995             /s/ Leroy Hallman
          ----------------          --------------------------------------------
                                    Leroy Hallman, Director


   Date:    March 27, 1995             /s/ W. Grogan Lord
          ----------------          --------------------------------------------
                                    W. Grogan Lord, Director


   Date:    March 27, 1995             /s/ T. Michael O'Connor
          ----------------          --------------------------------------------
                                    T. Michael O'Connor, Director