Form 10-Q
period 1995-03-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 1995-05-12
CIK 39273

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the period ended         March 31, 1995
                                ------------------------------------------------

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from                 to
                                          -----------------  -------------------

                         Commission file Number 0-6200

                Frozen Food Express Industries, Inc.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified on its charter)

            Texas                                                 75-1301831
- --------------------------------------------------------------------------------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)

 1145 Empire Central Place   Dallas, Texas                          75247
- --------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                (2l4) 630-8090
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     None
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                             [X] Yes        [ ] No

As of May 3, 1995, 16,062,453 shares of the Registrant's Common Stock, $l.50 par value, were outstanding.

                                     INDEX



                                                                      Page No.
                        PART I - FINANCIAL INFORMATION

Item l.   Financial Statements

          Consolidated Condensed Balance Sheets -
          March 31, 1995,  and December 31, 1994                          2

          Consolidated Statements of Income -
          Three months ended March 31, 1995 and 1994                      3

          Consolidated Condensed Statements of Cash Flows -
          Three months ended March 31, 1995 and 1994                      4

          Notes to Consolidated Condensed Financial
          Statements                                                      5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                      6

                          PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                9

          Financial Data Schedule                                        10

             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                                (In thousands)
                                  (Unaudited)

                                                       March 31,      Dec. 31,
                                                          1995          1994
                                                       ---------     ---------
Assets
Current assets
  Cash and cash equivalents                            $   2,686     $   4,381
  Accounts receivable, net                                34,187        36,643
  Inventories                                              7,483         8,006
  Tires                                                    4,485         4,334
  Other                                                    5,636         3,692
                                                       ---------     ---------
    Total current assets                                  54,477        57,056
                                                       ---------     ---------

Property and equipment
  Revenue equipment                                       65,590        64,401
  Other                                                   32,948        32,439
                                                       ---------     ---------
                                                          98,538        96,840
  Less depreciation                                       43,054        42,679
                                                       ---------     ---------
    Net property and equipment                            55,484        54,161
                                                       ---------     ---------
Other assets                                               5,928         5,619
                                                       ---------     ---------
                                                       $ 115,889     $ 116,836
                                                       =========     =========

Liabilities and Stockholders' Equity
Current liabilities
  Trade accounts payable                               $  11,506     $  12,580
  Accrued claims liabilities                               7,526         7,712
  Accrued payroll                                          3,684         5,006
  Federal income tax  payable                                765             -
  Other                                                    7,116         6,135
                                                       ---------     ---------
    Total current liabilities                             30,597        31,433

Long-term debt                                             7,000         9,000
Other and deferred credits                                11,976        12,115
                                                       ---------     ---------
  Total liabilities and
   deferred credits                                       49,573        52,548
                                                       ---------     ---------

Stockholders' equity
  Common stock                                            25,921        25,921
  Paid-in capital                                            316             -
  Retained earnings                                       44,820        43,513
                                                       ---------     ---------
                                                          71,057        69,434
  Less - Treasury stock and
   receivable from ESOP                                    4,741         5,146
                                                       ---------     ---------
  Total stockholders' equity                              66,316        64,288
                                                       ---------     ---------
                                                       $ 115,889     $ 116,836
                                                       =========     =========

See accompanying notes.

             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                   (In thousands, except per-share amounts)
                                  (Unaudited)

                                                          For the Three Months
                                                             Ended March 31,
                                                         ----------------------
                                                           1995          1994
                                                         --------      --------
Revenue
  Freight revenue                                        $ 62,042      $ 56,552
  Non-freight revenue                                       4,936         3,749
                                                         --------      --------
                                                           66,978        60,301
                                                         --------      --------

Operating Expenses
  Freight operating expenses
    Salaries, wages and related expenses                   16,358        14,203
    Purchased transportation                               12,950        12,452
    Supplies and expenses                                  17,250        15,542
    Revenue equipment rent                                  4,253         3,411
    Communications and utilities                              897           757
    Insurance and claims                                    3,262         3,095
    Depreciation                                            2,692         2,478
    Operating taxes and licenses                            1,233         1,150
    Gain on sale of equipment                                (163)         (141)
    Miscellaneous expense                                     617           586
                                                         --------      --------
                                                           59,349        53,533
  Non-freight costs and operating expenses                  4,656         3,834
                                                         --------      --------
                                                           64,005        57,367
                                                         --------      --------
Income from operations                                      2,973         2,934

Interest and other expense                                   (380)         (249)
                                                         --------      --------

Income before income tax                                    2,593         2,685
Provision for income tax                                      807           940
                                                         --------      --------

Net income                                               $  1,786      $  1,745
                                                         ========      ========

Net income per share of common stock
 Primary and fully diluted                               $    .11      $    .10
                                                         ========      ========

Weighted average fully diluted shares                      16,625        16,635
                                                         ========      ========

See accompanying notes.

             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                             For the Three
                                                          Months Ended March 31,
                                                          ---------------------
                                                            1995         1994
                                                          --------     --------
Net cash provided by (used in) operating activities       $  2,564     $ (1,611)
                                                          --------     --------

Cash flows from investing activities
  Business dispositions                                      1,925            -
  Expenditures for property and equipment                   (4,673)      (2,087)
  Proceeds from sale of property and equipment                 822        3,580
  Other                                                        (45)          97
                                                          --------     --------

Net cash (used in) provided by investing activities         (1,971)       1,590
                                                          --------     --------

Cash flows from financing activities
  Borrowings under revolving credit agreement               12,000        7,000
  Payments against revolving credit agreement              (14,000)      (2,000)
  Dividends paid                                              (479)        (378)
  Net Treasury stock proceeds                                  191          270
                                                          --------     --------

Net cash (used in) provided by financing activities         (2,288)       4,892
                                                          --------     --------

Net  (decrease) increase in cash and cash equivalents       (1,695)       4,871
Cash and cash equivalents at beginning of year               4,381        3,834
                                                          --------     --------

Cash and cash equivalents at end of quarter               $  2,686     $  8,705
                                                          ========     ========

See accompanying notes.

             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
             Notes to Consolidated Condensed Financial Statements
                            March 31, 1995 and 1994
                                  (Unaudited)

1.  BASIS OF PRESENTATION
    ---------------------
The consolidated condensed financial statements include Frozen Food Express Industries, Inc. (FFEX) and its subsidiary companies (the Company), all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and have not been audited or reviewed by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations have been made. Pursuant to SEC rules and regulations, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. FFEX believes that the disclosures contained herein, when read in conjunction with the financial statements and notes included, or incorporated by reference, in FFEX's Form 10-K filed with the SEC on March 29, 1995, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes (included, or incorporated by reference), in the aforementioned report on Form 10-K.

2.  FINANCING AND INVESTING ACTIVITIES NOT AFFECTING CASH
    -----------------------------------------------------
During the three months ended March 31, 1995 and 1994, the Company funded contributions to its Employee Savings Plan by transferring 16,360 and 29,465 shares, respectively, of treasury stock to the Plan trustee. The fair market value of the transferred shares was approximately $204,000 for 1995 and approximately $393,000 for 1994.

3.  STOCKHOLDERS' EQUITY
    --------------------
As of March 31, 1995 and 1994, respectively, there were 16,045,000 and 12,617,000 shares of stock outstanding.

4.  COMMITMENTS AND CONTINGENCIES
    -----------------------------
The Company has accrued for costs related to public liability and work-related injury claims, some of which involve litigation. The aggregate amount of these claims is significant. In the opinion of management, these actions can be successfully defended or resolved, and any additional costs incurred over amounts accrued will not have a material adverse effect on the Company's financial position or results of operations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

The table below sets forth, as a percentage of freight revenue, certain major operating expenses for the three-month periods ended March 31, 1995 and 1994.

                                                 Three Months
                                                Ended March 31,
                                                ---------------
                                                1995       1994
                                                ----       ----
Salaries, wages and related expenses            26.4%      25.1%
Purchased transportation                        20.9       22.0
Supplies and expenses                           27.8       27.5
Revenue equipment rent                           6.9        6.0
Insurance and claims                             5.3        5.5
Depreciation                                     4.3        4.4
Other                                            4.1        4.2
                                                ----       ----
Total freight operating expenses                95.7%      94.7%
                                                ====       ====

During the first quarter of 1995, revenue increased by 11% to $66,978,000 with freight revenue up $5.5 million or 9.7% and non-freight revenue up $1.2 million or about 31.7%. Less-than-truckload (LTL) revenue was 4.3% higher while full-truckload revenue increased by 12.6% as compared to the same period of 1994. Full-truckload activities accounted for 67% and 65%, respectively, of consolidated freight revenue during the first quarters of 1995 and 1994.

The increase in LTL revenue resulted primarily from increases in the average revenue per hundredweight, resulting primarily from freight rate increases implemented during 1994, and the average weight of these shipments. These increases were partially offset by a 3% decline in the number of LTL shipments handled.

The increase in full-truckload revenue resulted primarily from a 10% increase in the number of shipments transported.

The number of tractors in the fleet of company-operated, full-truckload equipment rose from approximately 1,000 at the beginning of 1995 to about 1,040 by the end of the quarter, while the number of full-truckload tractors provided by owner-operators increased by about 50 units.

Full-truckload activities, which contributed 67% and 65% of freight revenue during the first quarters of 1995 and 1994, respectively, are conducted primarily with company-operated equipment, while LTL activities are conducted primarily with equipment provided by owner-operators. This increase in the percentage of freight revenue derived from full-truckload shipments impacted the percent of freight revenue absorbed by the various categories of operating expenses between the two quarters.

For the first quarter of 1994, salaries, wages and related expenses absorbed 25.1% of freight revenue versus 26.4% for the same period of 1995. Supplies and expenses, which includes fuel purchased for company-operated equipment, absorbed 27.5% of freight revenue in the first three months of 1994 versus 27.8% for the same period of 1995. These increases are primarily related to the increase in the percent of total freight revenue provided by full-truckload, company-operated equipment. Conversely, purchased transportation, which consists primarily of payments to owner-operators, decreased from 22.0% of freight revenue for the first quarter of 1994 to 20.9% for 1995.

Revenue equipment rent, which is primarily related to the company-operated, full-truckload fleet, rose from 6.0% to 6.9% of freight revenue while depreciation expense declined from 4.4% to 4.3% of freight revenue. These changes resulted primarily from the addition of new leased tractors and from the replacement of owned equipment with new leased tractors after the first quarter of 1994.

Operating income increased from $2,934,000 to $2,973,000 between the two quarters.

Interest and other expense rose from $249,000 to $380,000 between the two quarters. Due to substantially lower borrowings under the company's line of credit, interest expense associated with bank debt was significantly less during the 1995 quarter. This reduction was more than offset by net expenses associated with the implementation during the 1994 second quarter of a company-owned life insurance ("COLI") program.

The provision for income tax was 31% of pre-tax income for the first quarter of 1995, as compared to 35% for 1994. This reduced effective income tax rate is primarily attributable to permanent tax savings resulting from the COLI program. The amount of the tax reduction exceeds the aforementioned net COLI expenses included in interest and other expenses.

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain a strong financial structure with a good working capital position and strong capital resources. At March 31, 1995, working capital was $23.9 million as compared to $25.6 million at December 31, 1994.

During the first quarter of 1995, net cash provided by operating activities was $2,564,000, as compared to cash used in operating activities of $1,611,000 in the same period of 1994. The increased generation of cash was related primarily to improved collections of accounts receivable and decreased federal income tax payments.

As of March 31, 1995, the unused portion of the company's $50,000,000 revolving credit facility totaled approximately $34,000,000. This availability was approximately $32,000,000 at December 31, 1994.

                          PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits
                27.1      Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FROZEN FOOD EXPRESS INDUSTRIES, INC.
                                        ------------------------------------
                                        (Registrant)



May 11, 1995                            By: /s/ Stoney M. Stubbs, Jr.
                                            -------------------------
                                            Stoney M. Stubbs, Jr.
                                            Chairman of the Board



May 11, 1995                            By: /s/ Burl G. Cott
                                            -------------------------
                                            Burl G. Cott
                                            Senior Vice President
                                            Principal Financial and
                                             Accounting Officer