Form 10-Q
period 1995-06-30
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 1995-08-14
CIK 39273

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the period ended June 30, 1995

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ______________ to _____________

                         Commission file Number 1-10006

                     Frozen Food Express Industries, Inc.
             (Exact name of registrant as specified on its charter)

           Texas                                      75-1301831
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                    Identification No.)

   1145 Empire Central Place      Dallas, Texas          75247
    (Address of principal                              (Zip Code)
      executive offices)
                                 (2l4) 630-8090
              (Registrant's telephone number, including area code)

                                     None
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                  [X] Yes                             [_] No

As of August 8, 1995, 16,128,131 shares of the Registrant's Common Stock, $l.50 par value, were outstanding.

                                     INDEX


                    PART I - FINANCIAL INFORMATION


                                                              Page No.
Item l.    Financial Statements

           Consolidated Condensed Balance Sheets -
           June 30, 1995 and December 31, 1994                       2

           Consolidated Statements of Income -
           Three and six months ended June 30, 1995 and 1994         3

           Consolidated Condensed Statements of Cash Flows -
           Six months ended June 30, 1995 and 1994                   4

           Notes to Consolidated Condensed Financial
           Statements                                                5

Item 2.    Management's Discussion and Analysis of                   6
           Financial Condition and Results of Operations


                      PART II - OTHER INFORMATION

Item 4.    Submission of Matters to Vote of Security Holders         9

Item 6.    Exhibits and Reports on Form 8-K                          9

           Exhibit 27.1 - Financial Data Schedule                   10

             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                                (In thousands)
                                  (Unaudited)


                                          June 30,  Dec. 31,
                                            1995      1994
                                          --------  --------
ASSETS
Current assets
 Cash and cash equivalents                $  5,122  $  4,381
 Accounts receivable, net                   39,018    36,643
 Inventories                                 8,762     8,006
 Tires                                       4,551     4,334
 Other                                       5,043     3,692
                                          --------  --------
  Total current assets                      62,496    57,056
                                          --------  --------

Property and equipment
 Revenue equipment                          65,229    64,401
 Other                                      34,319    32,439
                                          --------  --------
                                            99,548    96,840
 Less depreciation                          44,654    42,679
                                          --------  --------
  Net property and equipment                54,894    54,161
                                          --------  --------
Other assets                                10,162     5,619
                                          --------  --------
                                          $127,552  $116,836
                                          ========  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Trade accounts payable                   $ 12,779  $ 12,580
 Accrued claims liabilities                  7,483     7,712
 Accrued payroll                             4,269     5,006
 Federal income tax payable                    443        --
 Other                                       7,517     6,135
                                          --------  --------
  Total current liabilities                 32,491    31,433

Long-term debt                              13,000     9,000
Other and deferred credits                  11,988    12,115
                                          --------  --------
 Total liabilities and deferred credits     57,479    52,548
                                          --------  --------

Shareholders' equity
 Common stock                               25,921    25,921
 Paid-in capital                               721        --
 Retained earnings                          48,143    43,513
                                          --------  --------
                                            74,785    69,434

 Less - Treasury stock and receivable        4,712     5,146
  from ESOP                               --------  --------
 Total shareholders' equity                 70,073    64,288
                                          --------  --------
                                          $127,552  $116,836
                                          ========  ========


                            See accompanying notes.

             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                    (In thousands, except per-share amounts)
                                  (Unaudited)

                                           For the Three Months    For the Six Months
                                              Ended June 30,         Ended June 30,
                                          ----------------------  --------------------
                                             1995        1994       1995       1994
                                          ----------  ----------  ---------  ---------
Revenue
 Freight revenue                            $66,926     $64,706   $128,968   $121,258
 Non-freight revenue                          6,911       5,597     11,847      9,346
                                            -------     -------   --------   --------
                                             73,837      70,303    140,815    130,604
                                            -------     -------   --------   --------
Operating Expenses
 Freight operating expenses
    Salaries, wages and related expenses     16,566      16,077     32,924     30,280
    Purchased transportation                 14,457      13,357     27,407     25,809
    Supplies and expenses                    17,968      17,213     35,218     32,755
    Revenue equipment rent                    4,457       4,085      8,710      7,496
    Communications and utilities                760         832      1,657      1,589
    Insurance and claims                      3,329       3,287      6,591      6,382
    Depreciation                              2,640       2,499      5,332      4,977
    Operating taxes and licenses              1,271       1,226      2,504      2,376
    Gain on sale of equipment                  (305)        (83)      (468)      (224)
    Miscellaneous expense                       585         587      1,202      1,173
                                            -------     -------   --------   --------
                                             61,728      59,080    121,077    112,613
 Non-freight costs and operating
  expenses                                    6,043       5,237     10,699      9,071
                                            -------     -------   --------   --------
                                             67,771      64,317    131,776    121,684
                                            -------     -------   --------   --------
Income from operations                        6,066       5,986      9,039      8,920

Interest and other                             (600)       (410)      (980)      (659)
                                            -------     -------   --------   --------

Income before income tax                      5,466       5,576      8,059      8,261
Provision for income tax                      1,657       1,789      2,464      2,729
                                            -------     -------   --------   --------

Net income                                  $ 3,809     $ 3,787   $  5,595   $  5,532
                                            =======     =======   ========   ========

Net income per share of common stock
 Primary and fully diluted                     $.23        $.23       $.34       $.34
                                            =======     =======   ========   ========

Weighted average fully diluted shares        16,489      16,436     16,484     16,416
                                            =======     =======   ========   ========




                            See accompanying notes.

             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                For the Six
                                           Months Ended June 30,
                                          -----------------------
                                             1995         1994
                                          -----------  ----------

Net cash provided by operating
 activities                                 $  5,645    $  5,571
                                            --------    --------

Cash flows from investing activities
     Business dispositions
      (acquisitions)                           1,925        (937)
     Expenditures for property and
      equipment                               (6,959)     (4,557)
     Proceeds from sale of property and
      equipment                                  889       4,715
     Company owned life insurance             (3,851)     (1,719)
     Other                                      (620)        145
                                            --------    --------

Net cash used in investing activities
                                              (8,616)     (2,353)
                                            --------    --------

Cash flows from financing activities
     Borrowings under revolving credit
      agreement                               26,000      12,000
     Payments against revolving credit
      agreement                              (22,000)    (15,000)
     Dividends paid                             (965)       (756)
     Net treasury stock activity                 677         637
                                            --------    --------

Net cash  provided by (used in)
 financing activities                          3,712      (3,119)
                                            --------    --------

Net  increase in cash and cash
 equivalents                                     741          99
Cash and cash equivalents at beginning
 of year                                       4,381       3,834
                                            --------    --------

Cash and cash equivalents at end of
 quarter                                    $  5,122    $  3,933
                                            ========    ========




                            See accompanying notes.

             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                             June 30, 1995 and 1994
                                  (Unaudited)

1.   BASIS OF PRESENTATION

The consolidated condensed financial statements include Frozen Food Express Industries, Inc. (FFEX) and its subsidiary companies (the company), all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation. The condensed financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and have not been audited or reviewed by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations have been made. Pursuant to SEC rules and regulations, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. FFEX believes that the disclosures contained herein, when read in conjunction with the financial statements and notes included, or incorporated by reference, in FFEX's Form 10-K filed with the SEC on March 29, 1995, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes (included, or incorporated by reference), in the aforementioned report on Form 10-K.

2.   FINANCING AND INVESTING ACTIVITIES NOT AFFECTING CASH

During the six months ended June 30, 1995 and 1994, the company funded contributions to its Employee Savings Plan by transferring 40,975 and 47,086 shares, respectively, of treasury stock to the Plan trustee. The fair market value of the transferred shares was approximately $484,000 for 1995 and approximately $604,000 for 1994.

3.   SHAREHOLDERS' EQUITY

As of June 30, 1995 and 1994, respectively, there were 16,103,001 and 12,666,684 shares of stock outstanding.

4.   COMMITMENTS AND CONTINGENCIES

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

5.   NET INCOME PER SHARE

For 1994, net income per share and weighted shares outstanding have been restated to give effect to a 5-for-4 stock split effected in the form of a 25% stock dividend paid during March, 1995.

6.   PRIOR PERIOD AMOUNTS

Certain prior period amounts have been reclassified to conform with current year presentation.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


The table sets forth, as a percentage of freight revenue, certain major operating expenses for the three- and six-month periods ended June 30, 1995 and 1994.

                                         Three Months       Six Months
                                        Ended June 30,    Ended June 30,
                                       ----------------  ----------------
                                        1995     1994     1995     1994
                                       -------  -------  -------  -------

Salaries, wages and related expense      24.8%    24.8%    25.5%    25.0%
Purchased transportation                 21.6     20.6     21.3     21.3
Supplies and expenses                    26.8     26.6     27.3     27.0
Revenue equipment rent                    6.7      6.3      6.8      6.2
Insurance and claims                      5.0      5.1      5.1      5.3
Depreciation                              3.9      3.8      4.1      4.1
Other                                     3.4      4.0      3.8      4.0
                                         ----     ----     ----     ----
Total freight operating expenses         92.2%    91.9%    93.9%    92.9%
                                         ====     ====     ====     ====

SECOND QUARTER OF 1995 VS. 1994

During the second quarter of 1995, revenue increased by 5% to $73,837,000 with freight revenue up $2.2 million or 3.4% and non-freight revenue up $1.3 million or about 23%. Less-than-truckload (LTL) revenue was 1.8% lower while full-truckload revenue increased by 6.1% as compared to the same quarter of 1994. Full-truckload activities accounted for 68% and 66% of freight revenue during the second quarter of 1995 and 1994, respectively.

The decrease in LTL revenue resulted primarily from a decrease in the number of shipments transported. During the second quarter of 1994, LTL revenue was 8% higher than in the comparable quarter of 1993. That increase was in part due to a 24-day strike which affected unionized haulers of less-than-truckload freight, which created a temporary increase in demand for the company's services. The absence of such an increase in demand during the 1995 quarter, coupled with general softness in the perishable commodity transportation industry resulted in decreased LTL shipments during 1995 as compared to 1994.

The increase in full-truckload revenue resulted primarily from a 6.9% increase in the number of shipments transported.

The number of tractors in the fleet of company-operated, full-truckload equipment rose from approximately 1,000 at the beginning of 1995 to about 1,045 by the end of the quarter, while the number of full-truckload tractors provided by owner-operators increased by about 90 units.

Full-truckload activities, which contributed 68% and 66% of freight revenue during the second quarters of 1995 and 1994, respectively, are conducted primarily with company-operated equipment, while LTL activities are conducted primarily with equipment provided by owner-operators. This increase in the percentage of freight revenue derived from full-truckload shipments impacted the percent of freight revenue absorbed by the various categories of operating expenses between the two quarters.

During 1994, the company expanded transportation services for customers shipping products to and from Mexico and Canada. Approximately 6% of 1994's freight revenue was derived from international activities. During 1995, efforts to continue expanding international services have been negatively affected by the devaluation of the Mexican peso. Accordingly, the percentage of revenue derived from international activities has not changed appreciably during 1995.

As of June 30,1995, approximately 27% of the full-truckload fleet consisted of tractors provided by owner-operators as compared to 22% at January 1, 1995, June 30, 1994 and January 1, 1994. This increased participation by the owner-operator fleet has also affected the mix of operating expenses as a percent of freight revenue.

Purchased transportation, which consists primarily of payments to owner-operators, increased from 20.6% of freight revenue for the second quarter of 1994 to 21.6% for 1995. This increase is primarily related to the less rapid expansion of the company-operated, full-truckload fleet.

Revenue equipment rent, which is primarily related to the company-operated, full-truckload fleet, rose from 6.3% to 6.7% of freight revenue while depreciation expense was unchanged at 3.9% of freight revenue. The change resulted primarily from the addition of new leased trailers.

Operating income increased from $5,986,000 to $6,066,000 between the two quarters.

Interest and other expense rose from $410,000 to $600,000 between the two quarters. Due to substantially lower borrowings under the company's line of credit, interest expense associated with bank debt was significantly less during the 1995 quarter. This reduction was more than offset by net expenses associated with the implementation during the 1994 second quarter of a company-owned life insurance ("COLI") program.

The provision for income tax was 30.3% of pre-tax income for the second quarter of 1995, as compared to 32.1% for 1994. This reduced effective income tax rate is primarily attributable to permanent tax savings resulting from the COLI program. The amount of the tax reduction exceeds the aforementioned net COLI expenses included in interest and other expenses.

FIRST HALF 1995 VS. 1994

For the six months ended June 30,1995, revenue and income from operations increased by 7.8% and 1.3%, respectively. Of the $10,211,000 increase in total revenue, revenue generated by the company-operated, full-truckload fleet increased by $5,341,000, and full-truckload revenue generated by owner-operator provided equipment rose by $1,917,000, or 10.5%. LTL revenue increased by $452,000 and non-freight revenue increased by $2,501,000.

Insurance and claims expense, as a percentage of freight revenue, was 5.1% during the first half of 1995 as compared to 5.3% during the first half of 1994. Partially because the company carries significant deductibles under its policies of liability insurance, premiums paid to insurance companies do not significantly contribute to overall insurance costs. Claims against the company for over-the-road accidents are the primary component of insurance and claims expense and these expenses tend to vary in relation to miles traveled.

The provision for income tax decreased from 33.0% of 1994's first-half pre-tax income to 30.6% for 1995 (see above discussion of the second quarter effective tax rate). First half 1995 net income rose by 1.1% to $5,595,000.

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain a strong financial structure with a good working capital position and strong capital resources. At June 30, 1995, working capital was $30 million as compared to $25.6 million at December 31, 1994.

During the first half of 1995, net cash provided by operating activities was $5,645,000, as compared to cash provided by operating activities of $5,571,000 in the same period of 1994. The increased generation of cash was related primarily to improved collections of accounts receivable and decreased federal income tax payments.

As of June 30, 1995, the unused portion of the company's $50,000,000 revolving credit facility totaled approximately $28,000,000. This availability was approximately $32,000,000 at December 31, 1994.

                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders

The Annual Meeting of Shareholders of the company was held on April 27, 1995. At the meeting, the following persons were elected as directors of the company:


       Stoney M. Stubbs, Jr.      T. Michael O'Connor
       Brian R. Blackmarr         Edgar O. Weller
       Leroy Hallman              Charles G. Robertson
       W. Grogan Lord             Burl G. Cott

The above listed individuals comprise all directors of the company.

Also voted on at the meeting was a proposal to approve the company's 1995 Non-Employee Director Stock Option Plan (12,400,869 shares voted for and 735,221 shares voted against).

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits
                27.1  Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                 FROZEN FOOD EXPRESS INDUSTRIES, INC.
                                 ------------------------------------
                                 (Registrant)



August 14, 1995                By: /s/Stoney M. Stubbs, Jr.
                                   ------------------------
                                      Stoney M. Stubbs, Jr.
                                      Chairman of the Board



August 14, 1995                By: /s/Burl G. Cott
                                   -------------------------
                                      Burl G. Cott
                                      Senior Vice President
                                      Principal Financial and Accounting Officer