Form 10-Q
period 1995-09-30
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 1995-11-13
CIK 39273

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 1995

                                      or

[ ] Transition  Report  Pursuant to Section 13 or  15(d)  of  the  Securities
    Exchange  Act  of 1934 for the transition period from _______________  to
    _______________

                        Commission File Number 1-10006

                     Frozen Food Express Industries, Inc.
-----------------------------------------------------------------------------
            (Exact name of registrant as specified on its charter)

          Texas                                           75-1301831
-----------------------------------------------------------------------------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                        Identification No.)

  1145 Empire Central Place       Dallas, Texas           75247-4309
-----------------------------------------------------------------------------
    (Address of principal executive offices)              (Zip Code)

                                (2l4) 630-8090
-----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     None
-----------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                            [X] Yes        [ ] No

As of November 8, 1995, 16,242,411 shares of the Registrant's Common Stock, $1.50 par value, were outstanding.
<PAGE 1>
                                     INDEX

                  PART I - FINANCIAL INFORMATION

                                                               Page No.
Item l.  Financial Statements

         Consolidated Condensed Balance Sheets -
         September 30, 1995 and December 31, 1994                  2

         Consolidated Statements of Income -
         Three and nine months ended  September 30, 1995
         and 1994                                                  4

         Consolidated Condensed Statements of Cash Flows -
         Nine months ended September 30, 1995 and 1994             5

         Notes to Consolidated Condensed Financial Statements      6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations             8


                   PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                         11

         Exhibit 27.1 - Financial Data Schedule                   13

<PAGE 2>
             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                                (In thousands)
                                  (Unaudited)

                                                  Sept.30,        Dec. 31,
                                                    1995            1994
                                                  --------        --------
Assets
Current assets
  Cash and cash equivalents                       $  3,591        $  4,381
  Accounts receivable, net                          41,319          36,643
  Inventories                                        7,917           8,006
  Tires                                              4,629           4,334
  Other                                              4,044           3,692
                                                   -------         -------
    Total current assets                            61,500          57,056
                                                   -------         -------

Property and equipment
  Revenue equipment                                 63,276          64,401
  Other                                             34,959          32,439
                                                   -------         -------
                                                    98,235          96,840
  Less depreciation                                 44,441          42,679
                                                   -------         -------
    Net property and equipment                      53,794          54,161
                                                   -------         -------
Other assets                                         8,731           5,619
                                                   -------         -------
                                                  $124,025        $116,836
                                                   =======         =======

                            See accompanying notes.
<PAGE 3>
             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
               Consolidated Condensed Balance Sheets, Continued
                                (In thousands)
                                  (Unaudited)

                                                  Sept.30,        Dec. 31,
                                                    1995            1994
                                                  --------        --------
Liabilities and Shareholders' Equity
Current liabilities
  Trade accounts payable                          $ 12,839        $ 12,580
  Accrued claims liabilities                         8,400           7,712
  Accrued payroll                                    4,238           5,006
  Federal income tax payable                           466              --
  Other                                              6,090           6,135
                                                   -------         -------
    Total current liabilities                       32,033          31,433

Long-term debt                                       6,000           9,000
Other and deferred credits                          13,157          12,115
                                                   -------         -------
  Total liabilities and deferred credits            51,190          52,548
                                                   -------         -------

Shareholders' equity
  Common stock                                      25,921          25,921
  Paid-in capital                                    1,505              --
  Retained earnings                                 49,761          43,513
                                                   -------         -------
                                                    77,187          69,434

  Less - Treasury stock and receivable from ESOP     4,352           5,146
                                                   -------         -------
  Total shareholders' equity                        72,835          64,288
                                                   -------         -------
                                                  $124,025        $116,836
                                                   =======         =======

                            See accompanying notes.
<PAGE 4>
             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                   (In thousands, except per-share amounts)
                                  (Unaudited)

                                   For the Three Months    For the Nine Months
                                    Ended September 30,    Ended September 30,
                                   --------------------    -------------------
                                     1995        1994        1995       1994
                                   --------    --------    --------   --------
Revenue
  Freight revenue                   $68,646     $65,273    $197,614   $186,531
  Non-freight revenue                 7,132       7,262      18,979     16,608
                                     ------      ------     -------    -------
                                     75,778      72,535     216,593    203,139
                                     ------      ------     -------    -------
Operating Expenses
  Freight operating expenses
    Salaries, wages and related
      expenses                       17,346      15,987      50,270     46,267
    Purchased transportation         15,364      14,012      42,771     39,821
    Supplies and expenses            19,315      17,836      54,533     50,591
    Revenue equipment rent            3,647       4,016      12,357     11,512
    Communications and utilities        935         880       2,592      2,469
    Insurance and claims              4,622       3,341      11,213      9,723
    Depreciation                      2,671       2,365       8,003      7,342
    Operating taxes and licenses      1,252       1,280       3,756      3,656
    Gain on sale of equipment          (191)       (158)       (659)      (382)
    Miscellaneous expense               620         586       1,822      1,759
                                     ------      ------     -------    -------
                                     65,581      60,145     186,658    172,758
  Non-freight costs and operating
   expenses                           6,614       6,913      17,313     15,984
                                     ------      ------     -------    -------
                                     72,195      67,058     203,971    188,742
                                     ------      ------     -------    -------
Income from operations                3,583       5,477      12,622     14,397

Interest and other                     (634)       (382)     (1,614)    (1,041)
                                     ------     -------     -------    -------

Income before income tax              2,949       5,095      11,008     13,356
Provision for income tax                847       1,661       3,311      4,390
                                     ------      ------     -------    -------

Net income                          $ 2,102     $ 3,434    $  7,697   $  8,966
                                     ======      ======     =======    =======

Net income per share of common
  stock
  Primary and fully diluted         $   .13     $   .21    $    .47   $    .55
                                     ======      ======     =======    =======

Weighted average fully diluted
  shares                             16,538      16,503      16,494     16,443
                                     ======      ======     =======    =======

                            See accompanying notes.
<PAGE 5>
             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                          For the Nine
                                                     Months Ended Sept. 30,
                                                     ----------------------
                                                       1995          1994
                                                     --------      --------
Net cash provided by operating activities            $ 12,548      $  9,508
                                                      -------       -------

Cash flows from investing activities
  Business dispositions (acquisitions)                  2,050          (937)
  Expenditures for property and equipment              (9,328)       (6,939)
  Proceeds from sale of property and equipment          1,735         5,385
  Company owned life insurance                         (3,410)         (978)
  Other                                                  (830)          125
                                                      -------       -------

Net cash used in investing activities                  (9,783)       (3,344)
                                                      -------       -------

Cash flows from financing activities
  Borrowings under revolving credit agreement          29,000        20,000
  Payments against revolving credit agreement         (32,000)      (25,000)
  Dividends paid                                       (1,449)       (1,139)
  Net treasury stock activity                             894           929
                                                      -------       -------

Net cash  provided by (used in)
  financing activities                                 (3,555)       (5,210)
                                                      -------       -------

Net  increase in cash and cash equivalents               (790)          954
Cash and cash equivalents at beginning of year          4,381         3,834
                                                      -------       -------

Cash and cash equivalents at end of quarter          $  3,591      $  4,788
                                                      =======       =======

                            See accompanying notes.
<PAGE 6>
             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
             Notes to Consolidated Condensed Financial Statements
                          September 30, 1995 and 1994
                                  (Unaudited)

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

2.   FINANCING AND INVESTING ACTIVITIES NOT AFFECTING CASH

During the nine months ended September 30, 1995 and 1994, the company funded contributions to its Employee Savings Plan by transferring 61,734 and 48,628 shares, respectively, of treasury stock to the Plan trustee. The fair market value of the transferred shares was approximately $691,000 for 1995 and approximately $779,000 for 1994.

3.   SHAREHOLDERS' EQUITY

As of September 30, 1995 and 1994, respectively, there were 16,229,347 and 12,757,111 shares of stock outstanding.

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

5.   NET INCOME PER SHARE

For 1994, net income per share and weighted shares outstanding have been restated to give effect to a 5-for-4 stock split effected in the form of a 25% stock dividend paid during March, 1995.
<PAGE 7>
6.   PRIOR PERIOD AMOUNTS

Certain prior period amounts have been reclassified to conform with current year presentation.
<PAGE 8>
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table sets forth, as a percentage of freight revenue, certain major operating expenses for the three- and nine-month periods ended September 30, 1995 and 1994.

                                         Three Months        Nine months
                                       Ended Sept. 30,     Ended Sept. 30,
                                      -----------------   -----------------
                                       1995       1994     1995       1994
                                      ------     ------   ------     ------
Salaries, wages and related expense    25.3%     24.5%     25.4%     24.8%
Purchased transportation               22.4      21.5      21.6      21.3
Supplies and expenses                  28.1      27.3      27.6      27.1
Revenue equipment rent                  5.3       6.1       6.3       6.2
Insurance and claims                    6.7       5.1       5.7       5.2
Depreciation                            3.9       3.6       4.0       3.9
Other                                   3.8       4.0       3.9       4.1
                                      ------    ------    ------    ------
Total freight operating expenses       95.5%     92.1%     94.5%     92.6%
                                      ======    ======    ======    ======

Third Quarter of 1995 vs. 1994

During most of 1995 the motor carrier industry, including the temperature controlled segment in which the company is primarily involved, has experienced declines in productivity and equipment utilization due primarily to an increase in the number of trucks compared to the amount of freight available for transport.

During years prior to 1995, truck availability had been reduced by periodic shortages of truck drivers. It has been estimated that as much as 5% to 8% of the full-truckload fleets were parked during parts of 1994 due to a lack of qualified driver personnel. Driver shortages have not been prevalent during 1995 which has increased the number of available trucks.

The devaluation of the Mexican peso during the latter part of 1994 has significantly reduced the amount of U.S. freight transported by all motor carriers to Mexico. Trucks which previously were devoted to these operations now compete for domestic freight transportation further exacerbating the over-supply of trucks.

The imbalance of trucks and freight causes per-truck utilization and freight rates to decline resulting in a narrowing of profit margins.
<PAGE 9>
During the third quarter of 1995, revenue increased by 4.5% to $75,778,000 with freight revenue up $3.4 million or 5.2% and non-freight revenue down $130,000 or 1.8%. Less-than-truckload (LTL) revenue was 2.9% lower while full-truckload revenue increased by 9.8% as compared to the same quarter of 1994. Full-truckload activities accounted for 67% and 64% of freight revenue during the third quarter of 1995 and 1994, respectively.

The decrease in LTL revenue resulted primarily from a decrease in the number of shipments transported. General softness in the perishable commodity transportation industry resulted in decreased LTL shipments during 1995 as compared to 1994.

The increase in full-truckload revenue resulted primarily from a 16% increase in the number of shipments transported. The effect of this increased volume was partially diminished by reduced average shipment revenue.

The number of tractors in the fleet of company-operated, full-truckload equipment rose from approximately 1,000 at the beginning of 1995 to about 1,100 by the end of the quarter, while the number of full-truckload tractors provided by owner-operators increased by about 130 units.

Full-truckload activities, which contributed 67% and 64% of freight revenue during the third quarters of 1995 and 1994, respectively, are conducted primarily with company-operated equipment, while LTL activities are conducted primarily with equipment provided by owner-operators. This increase in the percentage of freight revenue derived from full-truckload shipments impacted the percent of freight revenue absorbed by the various categories of operating expenses between the two quarters.

During 1994, the company expanded transportation services for customers shipping products to and from Mexico and Canada. Approximately 6% of 1994's freight revenue was derived from international activities. During 1995, efforts to continue expanding international services have been negatively affected by the devaluation of the Mexican peso.

As of September 30, 1995, approximately 26% of the full-truckload fleet consisted of tractors provided by owner-operators as compared to 22% at January 1, 1995, September 30, 1994 and January 1, 1994. This increased participation by the owner-operator fleet has also affected the mix of operating expenses as a percent of freight revenue. Purchased transportation, which consists primarily of payments to owner-operators, increased from 21.5% of freight revenue for the third quarter of 1994 to 22.4% for 1995. This increase is primarily related to the less rapid expansion of the company-operated, full-truckload fleet. Revenue equipment rent, which is primarily related to the company-operated, full-truckload fleet, fell from 6.1% to 5.3% of freight revenue while depreciation increased from 3.6% to 3.9% of freight revenue.

Operating  income  declined  from $5,477,000 to  $3,583,000  between  the  two
quarters.   Due  primarily to the previously discussed  decline  in  per-truck utilization, weakened freight rates and to an increase in insurance costs.

Interest and other expense rose from $382,000 to $642,000 between the two quarters. Due to substantially lower borrowings under the company's line of credit, interest expense associated with bank debt was significantly less during the 1995 quarter. This reduction was more than offset by net expenses associated with the implementation during the 1994 third quarter of a company-owned life insurance (COLI) program.

<PAGE 10>

The provision for income tax was 28.7% of pre-tax income for the third quarter of 1995, as compared to 32.6% for 1994. This reduced effective income tax rate is primarily attributable to increasing permanent tax savings resulting from the COLI program. The amount of the tax reduction exceeds the aforementioned net COLI expenses included in interest and other expenses.

First Three Quarters 1995 vs. 1994

For the nine months ended September 30, 1995, revenue increased by 6.6% while income from operations fell by 12.3%. Of the $13,454,000 increase in total revenue, revenue generated by the company-operated, full-truckload fleet increased by $7,689,000, and full-truckload revenue generated by owner-operator provided equipment rose by $3,631,000, or 13.2%. LTL revenue decreased by $239,000 and non-freight revenue increased by $2,371,000.

Insurance and claims expense, as a percentage of freight revenue, was 5.7% during the first three quarters of 1995 as compared to 5.2% during the first three quarters of 1994. Partially because the company carries significant deductibles under its policies of liability insurance, premiums paid to insurance companies do not significantly contribute to overall insurance costs. Claims against the company for over-the-road accidents are the primary component of insurance and claims expense and these expenses tend to vary in relation to miles traveled. During 1995, the increased magnitude of potentially adverse claims has also impacted the company's operating results.

The provision for income tax decreased from 32.9% of 1994's first three quarters' pre-tax income to 30.1% for 1995 (see above discussion of the third quarter effective tax rate). First three quarters' 1995 net income fell by 14.2% to $7,697,000. Due primarily to the previously discussed decline in per-truck utilization and weakened freight rates and to an increase in insurance costs.

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain a strong financial structure with a good working capital position and strong capital resources. At September 30, 1995, working capital was $29.5 million as compared to $25.6 million at December 31, 1994.

During the three quarters of 1995, net cash provided by operating activities was $12,548,000, as compared to cash provided by operating activities of $9,508,000 in the same period of 1994. The increased generation of cash was related primarily to improved collections of accounts receivable and decreased federal income tax payments.

As  of  September  30,  1995, the unused portion of the company's  $50,000,000
revolving   credit   facility   totaled   approximately   $37,000,000.    This
availability was approximately $32,000,000 at December 31, 1994.
<PAGE 11>

                          PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits

          27.1 Financial Data Schedule

      (b) No reports on Form 8-K were filed during the quarter ended September 30, 1995.

<PAGE 12>

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

                              FROZEN FOOD EXPRESS INDUSTRIES, INC.
                              ------------------------------------
                              (Registrant)



November 13, 1995              By:  /s/Stoney M. Stubbs, Jr.
                                    ------------------------
                                    Stoney M. Stubbs, Jr.
                                    Chairman of the Board



November 13, 1995              By:  /s/Burl G. Cott
                                    ------------------------
                                    Burl G. Cott
                                    Senior Vice President
                                    Principal Financial and Accounting Officer
Officer
<PAGE 13>