Form 10-K405
period 1995-12-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 1996-03-29
CIK 39273

                                   FORM 10-K
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1995
                                      OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934]
            For the transition period from __________ to __________

                        Commission file number 1-10006
                     FROZEN FOOD EXPRESS INDUSTRIES, INC.
                     ------------------------------------
            (Exact name of registrant as specified in its charter)

             Texas                                        75-1301831
----------------------------------------            -----------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)

1145 Empire Central Place, Dallas, Texas                   75247-4309
----------------------------------------            -----------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:     (214) 630-8090

          Securities registered pursuant to Section 12(b) of the Act:
     Title of each class             Name of each exchange on which registered
  Common Stock $1.50 Par Value                  Nasdaq Stock Market
--------------------------------      ----------------------------------------
          Securities registered pursuant to section 12(g) of the Act:
                                     None

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes  [X]      No  [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                      [X]

     As of March 08, 1996, 16,394,484 shares of the registrant's common stock, $l.50 par value, were outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE
     The sections "Outstanding Capital Stock; Principal Shareholders", "Nominees for Directors", "Executive Compensation", and "Transactions with Management" of the Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 1996, are incorporated by reference into Part III of this Form 10-K.
     Portions of the Annual Report to Shareholders for the year ended December 31, 1995, are incorporated by reference into Parts I and II of this Form 10-K.

                     FROZEN FOOD EXPRESS INDUSTRIES, INC.
                                   Form 10-K
                  For the Fiscal Year Ended December 31, 1995

                                    PART I

ITEM 1.   BUSINESS.

     Frozen Food Express Industries, Inc. (the company) is the largest temperature-controlled trucking company in North America. References to the company herein, unless the context requires otherwise, include Frozen Food Express Industries, Inc., and its subsidiaries, all of which are wholly owned. In its 49 years of operation, the company has not experienced an unprofitable year. The company is also the only nationwide, full-service, temperature-controlled trucking company in the United States offering all of the following services:

     - LESS-THAN-TRUCKLOAD: A load, typically consisting of 18 to 30 shipments, weighing as little as 50 pounds or as much as 20,000 pounds, from multiple shippers destined for various deliveries across the United States, Canada and Mexico. The company's temperature-controlled "LTL" operation is the largest in the United States and the only one offering regularly scheduled nationwide LTL service. The company is the only major LTL carrier which uses multi-compartment refrigerated trailers to carry goods requiring different temperatures on one trailer, enhancing customer service and operating efficiencies.

     - FULL-TRUCKLOAD: A load, typically weighing between 20,000 and 40,000 pounds and usually from a single shipper, filling the trailer. Normally, a full-truckload has a single destination, although the company is also able to provide multiple deliveries. Management believes the company is one of the five largest temperature-controlled, full-truckload carriers in North America.

     - DISTRIBUTION: Distribution generally involves the delivery of cargo within a 50-to-75-mile radius of a company terminal. Full-truckload or large LTL loads are divided into smaller shipments at a terminal and delivered by distribution trucks to "end users," such as grocery stores, food brokers or drug stores, typically within a single metropolitan area.

     Following is a summary of certain financial and statistical data for the years ended December 31, 1991 through 1995 (LTL data also includes distribution shipments):

                            1995       1994       1993       1992       1991
                          --------   --------   --------   --------   --------
Revenue*
Full-truckload            $180,598   $163,988   $129,549   $109,178   $103,582
Less-than-truckload         87,783     88,328     80,965     72,864     65,068
Other                       23,964     22,304     16,875     12,846      8,345
                           -------    -------    -------    -------    -------
     Total                $292,345   $274,620   $227,389   $194,888   $176,995
                           =======    =======    =======    =======    =======

Operating ratio               94.7%      93.0%      93.2%      94.0%      94.4%

Full-truckload
  Loaded miles*            135,469    121,106     97,753     83,247     80,663
  Loads*                     142.9      128.1      106.6       92.9       85.5
  Revenue per shipment       1,264      1,280      1,215      1,175      1,211
  Loaded miles per load        948        945        917        896        943
Less-than-truckload
  Hundredweight*             8,296      8,670      8,116      6,848      6,211
  Revenue per hundredweight  10.58      10.19       9.98      10.64      10.48
  Shipments*                 292.1      305.2      292.0      253.3      231.3
  Revenue per shipment         301        289        277        288        281

     * In thousands

     Freight revenue, from motor carrier operations, has accounted for more than 90% of total operating revenue during each of the last five years. The percent of total freight revenue contributed by full-truckload operations and by LTL operations during the past five years is summarized below:

                              Percent of Total Freight Revenue
                        -------------------------------------------
                        1995      1994      1993      1992      1991
                        ----      ----      ----      ----      ----
Full-truckload           67%       65%       62%       60%       61%
LTL and distribution     33        35        38        40        39
                        ---       ---       ---       ---       ---
  Total                 100%      100%      100%      100%      100%
                        ===       ===       ===       ===       ===

     The company offers nationwide "one call does all" services to about 7,000 customers, none of which accounted for more than 10% of total revenue during any of the past five years.

     During 1994, the company commenced significant expansion of transportation services for customers shipping products to and from Mexico and Canada. Canadian operations are conducted with equipment operating directly under authority of the company. The company does not presently operate its tractors in Mexico. To provide service in Mexico, the company has arrangements with a railroad and Mexico-based motor carriers. Pursuant to these arrangements, the company interchanges its trailers with the Mexico freight service provider for movement within Mexico. During 1994, approximately 6% of freight revenue was derived from international activities, for which the company collects primarily United States currency, principally from United States-based customers. During 1995, continuing efforts to expand international activities were negatively impacted by the late 1994 devaluation of the Mexican peso, which significantly reduced the amount of United States freight destined by all motor carriers to Mexico.

TEMPERATURE-SENSITIVE MARKET

     More than 80% of the cargo transported by the company is temperature-sensitive. Examples are meat, poultry, seafood, processed foods, candy and other confectioneries, dairy products, pharmaceuticals, medical supplies, fruits and vegetables, cosmetics, film, and heat-sensitive aerospace manufacturing materials.

     The common and contract hauling of temperature-sensitive cargo is highly fragmented, comprised primarily of carriers generating less than $50 million in annual revenue. Industry publications report that only 10 temperature-controlled carriers generated $100 million or more of revenue in 1994. In addition, many major food companies, food distribution firms and grocery chains continue to transport their products with their own fleets ("private carriage").

     Increasingly, large shippers are seeking to lower their cost structures by reducing their private carriage capabilities and turning to common and contract carriers ("core carriers") for their transportation needs. As these core carriers continue to improve their service capabilities through such means as satellite tracking and communications systems and electronic data interchange, shippers are expected to reduce their private carriage fleets in favor of common or contract carriage. Management believes that the temperature-controlled private carriage segment accounts for approximately 45% of the total temperature-controlled segment of the motor carrier industry.

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

     During 1987-1988 the company began to commit its own equipment to the temperature-controlled, full-truckload segment. From the beginning of 1988 through 1995, the company-operated, full-truckload tractor fleet increased from 22 units to approximately 1,060 units. Recently, the company has placed renewed emphasis on expanding its fleet of independent contractor ("owner-operator") provided full-truckload tractors. As of December 31, 1995, the company's full-truckload fleet included 407 tractors provided by owner-operators. From 1991 through 1995, revenue from full-truckload operations increased from 61% to 67% of total freight revenue.

     The management of a number of factors is critical to a trucking company's growth and profitability, including:

     - DRIVERS: Driver shortages and high turnover can reduce revenue and increase operating expenses through reduced operating efficiency and higher recruiting costs. During the first half of 1992, the company experienced a driver shortage that at various times kept as many as 40 tractors off the road. The company's operations were not significantly affected by driver shortages during 1993, 1994 or 1995. The company maintains an active driver recruiting program and bases its employee-driver incentive pay package on longevity, safety, fuel efficiency and other operational goals. In addition, the company has continued to intensify its recruitment of truck driving school graduates. These "student-drivers" train with an experienced instructor-driver by riding as "second driver" and are paid student-driver wages by the company. They are assigned a tractor only after they have been qualified to become single drivers. At the end of 1995, the company had drivers for all of its tractors and had about 100 student drivers undergoing over-the-road training.

     - OWNER-OPERATORS: The company actively seeks to expand its fleet with equipment provided by owner-operators. The owner-operator provides the tractor and driver to pull the company's loaded trailer. The owner-operator pays the drivers' wages, fuel, equipment-related expenses and other transportation expenses and receives a percentage of the revenue from each load. At the end of 1995, the company had contracts for 407 owner-operator tractors in its full-truckload divisions and 260 in its LTL operations.

     The percent of full-truckload and LTL revenue generated from shipments transported by owner-operators during each of the last five years is summarized below:

                                    Percent of Revenue from Shipments
                                      Transported by Owner-Operators
                              --------------------------------------------
                              1995      1994      1993      1992      1991
                              ----      ----      ----      ----      ----
Full-truckload revenue         24%       22%       23%       26%       25%

Less-than-truckload revenue    68%       65%       67%       68%       70%

     - FUEL: Fuel costs (including fuel taxes) have been relatively stable during the past three years. During previous periods in which fuel prices dramatically increased, the company successfully instituted "fuel adjustment" charges which enabled the company to pass on most fuel price increases to its customers. However, the company's experience is that gradual upward trends in fuel prices are difficult to recover through fuel adjustment charges. Instead, gradually increasing fuel costs must generally be recovered through freight rate increases that, for competitive reasons, may be difficult to obtain. Average per-gallon fuel costs paid by the company declined by 1% during 1994 and were virtually unchanged during 1995. Management's goal is to improve the fuel efficiency of the company's tractors through a combination of purchasing modern equipment with electronically controlled engines and improved vehicular aerodynamics, fuel purchasing programs and employee-driver bonuses based upon fuel efficiency.

     - RISK MANAGEMENT: Liability for accidents is a significant concern in the trucking industry. Exposure can be large and occurrences unpredictable. The cost and human impact of work-related injury claims are also significant concerns. To address these concerns, the company maintains a risk management program designed to minimize the frequency and severity of accidents and to manage insurance coverage and claims to achieve the least possible cost. As part of the program, the company carries insurance policies under which it retains liability for up to $1 million on each property, casualty and general liability claim, substantially all individual work-related injury claims and $100,000 on each cargo claim. Because of this retained liability, a series of very serious traffic accidents, work-related injury claims or unfavorable developments in or outcomes of existing claims could materially adversely affect the company's operating results. When claims or potential claims arise, the company establishes reserves. As events related to claims evolve, the corresponding reserves are increased or decreased. The company believes that it maintains an effective risk management program and that its reserves are adequate.

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

     - LESS-THAN-TRUCKLOAD: Temperature-controlled LTL trucking is service and capital intensive. LTL freight rates are higher than those for full-truckload and are based on mileage, weight, type of commodity, space required in the trailer, pick-up and delivery. Management believes that only one other refrigerated LTL motor carrier competes with the company on a nationwide basis.

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

     Efficient information management is essential to a successful temperature-controlled LTL operation. On a typical day, the company's LTL system handles about 5,000 shipments - about 3,000 on the road, 1,000 being delivered and 1,000 being picked up. In 1995, the LTL operation handled about 292,000 individual shipments.

     - FULL-TRUCKLOAD: Temperature-controlled, full-truckload service requires a substantially lower capital investment for terminals and lower costs of shipment handling and information management than that of LTL. Pricing is based primarily on mileage, weight and type of commodity.

     At the end of 1995, the company's full-truckload tractor fleet consisted of about 1,060 tractors owned or leased by the company and about 400 tractors contracted to the company by owner-operators, making it one of the five largest temperature-controlled, full-truckload carriers in North America.

     The company is continuing to expand its international and domestic transportation and logistics services which involve railroad-based "intermodal" long-haul transportation. In providing such service, the company contracts with railroads to transport loaded full-truckload trailers on railroad flat cars. The railroad is paid a fee for this service and the company uses its tractors to transport the trailers to and from railroad pick-up and drop-off points. During 1995 and 1994, approximately 5% of the company's full-truckload shipments were transported in this manner. By providing intermodal transportation services, the company is able to transport more loaded trailers (which require relatively lower capital investment) while engaging fewer tractors (which involve relatively higher capital investment). As a result of the expected continued emphasis on intermodal transportation, it is probable that the company's trailer fleet will continue to expand more rapidly than its tractor fleet. Also contributing to the increase in the trailer-to-tractor ratio from 1.3:1 at January 1, 1992, to 1.5:1 at yearend 1995 were continued expansion of dedicated fleet and short-haul, full-truckload services and, in general, the more rapid expansion of the company's full-truckload services in relation to its LTL service. Full-truckload services generally involve the utilization of more trailers to enable tractors to remain in service while idle trailers are being loaded and unloaded.

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

EQUIPMENT

     The company acquires premium company-operated tractors in order to help attract and retain qualified employee-drivers, promote safe operations, minimize maintenance and repair costs and assure dependable service to its customers. Management believes that the higher initial investment for its equipment is recovered through more efficient vehicle performance and improved resale value. The company has a three-year replacement policy for its full-truckload tractors. As a result, most repair costs are recovered through efficient vehicle performance and manufacturers' warranties. The three-year replacement policy also enables the company to maximize its fuel efficiency by benefiting from technological improvements in both engine efficiency and aerodynamics. During 1996, the company plans to replace about 500 tractors. Management expects that the new tractors' average miles-per-gallon will improve over that of the tractors being replaced. In order to minimize fuel consumption, the company includes a fuel efficiency driving bonus in its employee-driver incentive pay package.

REGULATION

     The company's interstate operations are subject to regulation by the United States Department of Transportation ("DOT"), which regulates entry into motor carrier operation as well as certain rates and tariffs. The DOT also regulates driver qualifications and safety and equipment standards. The company is also subject to state public utilities commissions and similar state regulatory agencies with respect to certain aspects of its intrastate operations. State regulations generally involve the weight and dimensions of equipment and safety. Effective January 1, 1995, the United States government rescinded the authority of states to restrict intrastate operating authority or to regulate rates and tariffs with regard to intrastate operations. The company does not anticipate that this will significantly affect its operating results.

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

EMPLOYEES

     A comparison of company's employees as of December 31, 1995 and 1994, is as follows:

                               Dec. 31, 1995   Dec. 31, 1994
                               -------------   -------------
Freight Operations:
   Drivers and Trainees            1,614           1,394
   Non-driver personnel
      Full time                      653             622
      Part time                      150             161
                                   -----           -----

   Total Freight Operations        2,417           2,177
   Non-freight Operations            136             111
                                   -----           -----
   Total                           2,553           2,288
                                   =====           =====

     The increase in non-driver personnel resulted primarily from the increased use of employee-driver recruiting, safety, sales, dispatch and other operations support personnel associated with the increased size of the company-operated, full-truckload fleet. The increase in employee-drivers is the result of the addition of company-operated equipment during 1995.

REFRIGERATION EQUIPMENT SALES AND SERVICE

     The company, through a subsidiary, is a franchised distributor for Carrier-Transicold brand truck and trailer refrigeration equipment. Its primary area of sales and service responsibility is Texas. This subsidiary is engaged in the sales, service and rental of a variety of refrigeration and air conditioning equipment and provides refrigeration units and service for the company's trailers. Such operations contributed 8% of the company's 1995 consolidated revenue and 11% of the consolidated operating profit (after elimination of inter-company transactions). The company competes in its service area with several other dealers and distributors of similar refrigeration equipment, but is the only distributor for Carrier-Transicold products in portions of Texas.

OUTLOOK

     Matters of a forward-looking nature discussed in this Report on Form 10-K involve risks and uncertainties including, but not limited to, economic conditions, demand for the company's services and industry capacity, competitive services and pricing, operating efficiencies, new market development, availability of labor and fuel, the regulatory and trade environment, and other risks indicated in filings with the Securities and Exchange Commission.

ITEM 2.   PROPERTIES.

     The company's corporate office, which was purchased and remodeled during 1992, and is located on 1.7 acres of land in northwestern Dallas, Texas. The building contains 34,000 useable square feet.

     The company's primary terminal and maintenance facility is located near Dallas on approximately 60 acres of land owned by the company in Lancaster, Texas. The buildings, which are also owned by the company, contain approximately 100,000 square feet, of which 60,000 square feet are used for warehousing and distribution, 14,000 square feet are devoted to offices housing the terminal dispatch, safety and related activities and 26,000 square feet are used for maintenance and repair facilities. The company owns approximately 20 acres of unimproved land abutting this facility.

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

     The Florida terminal, which is near Orlando, is owned by the company and consists of three buildings on approximately 15 acres of land, a dock facility of approximately 16,000 square feet, a shop of approximately 4,000 square feet and an office building.

     The company also owns a terminal and land in Avenel, New Jersey, which is near New York City. The building, on about five acres of land, contains approximately 17,000 square feet.

     At December 31, 1995, the company also maintained leased terminal or office facilities in or near the following cities:

          Amarillo, TX                  Nashville, TN
          Atlanta, GA                   Norman, OK
          Cincinnati, OH                Oakland, CA
          Denver, CO                    Philadelphia, PA
          Houston, TX                   Phoenix, AZ
          Kansas City, MO               Salt Lake City, UT
          Laredo, TX                    Shreveport, LA
          Los Angeles, CA               Waco, TX
          Memphis, TN

     Lease terms range from one month to six years. These terminals range in size from a small amount of office space to a terminal with office and dock facilities totaling approximately 44,000 square feet.

     The company expects that present facilities will be sufficient to support its operations in the near term.

     The following table sets forth certain information regarding revenue equipment utilized by the company at December 31, 1995 and 1994:

                                           Age in Years
                         -----------------------------------------
Tractors                   Less than 1    1 thru 3     4 or more       Total
                         ------------- ------------- ------------- ------------
                         1995   1994    1995  1994   1995   1994    1995   1994
                         ----   ----   -----  ----   ----   ----   -----  -----
Company-operated          150    341     949   751     50      7   1,149  1,099
Owner-operator provided    91     25     221   134    355    346     667    505
                          ---    ---   -----   ---    ---    ---   -----  -----
     Total                241    366   1,170   885    405    353   1,816  1,604
                          ===    ===   =====   ===    ===    ===   =====  =====
                                           Age in Years
                         -----------------------------------------
Trailers                   Less than 1    1 thru 5     6 or more       Total
                         ------------- ------------- ------------- ------------
                         1995   1994    1995  1994   1995   1994    1995   1994
                         ----   ----   -----  ----   ----   ----   -----  -----
Company-provided          163    829   1,916   645    691    932   2,770  2,406
Owner-operator provided     2      1      15    11     10      9      27     21
                          ---    ---   -----   ---    ---    ---   -----  -----
     Total                165    830   1,931   656    701    941   2,797  2,427
                          ===    ===   =====   ===    ===    ===   =====  =====

     The increases in the number of company-operated tractors and trailers during 1995 and 1994 resulted primarily from the addition of new equipment during each year for use in the company's full-truckload operations.

     Approximately 85% of the company's 2,797 trailers are insulated and equipped with refrigeration units capable of providing the temperature control necessary to handle perishable freight. Trailers that are used primarily in LTL operations are equipped with movable partitions permitting the transportation of goods requiring maintenance of different temperatures. The company also operates a fleet of non-refrigerated trailers in its "dry freight" full-truckload operation. Company-operated trailers are primarily 102 inches wide. Refrigerated trailers are 48 feet long, while non-refrigerated trailers are primarily 53 feet long.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of shareholders of the company during the fourth quarter of 1995.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS.

     The information regarding cash dividends, common stock price per share and common stock trading volume set forth under the caption "Quarterly Financial, Stock and Dividend Information" appearing on page 28 of the Annual Report to Shareholders for the year ended December 31, 1995, is incorporated by reference into this Report.

ITEM 6.   SELECTED FINANCIAL DATA.

     The information set forth under the caption "Eleven-Year Statistics and Financial Data" appearing on pages 16 and 17 of the Annual Report to Shareholders for the year ended December 31, 1995, is incorporated by reference into this Report.

ITEM 7.   MANAGEMENT'S DISCUSSION OF FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS.

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 18 through 20 of the Annual Report to Shareholders for the year ended December 31, 1995, is incorporated by reference into this Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     (a) The following Consolidated Financial Statements of Frozen Food Express Industries, Inc., and Report of Arthur Andersen LLP, Independent Public Accountants, with respect thereto set forth on pages 21 through 28 of the Annual Report to Shareholders for the year ended December 31, 1995, are incorporated by reference into this Report:

     Consolidated Statements of Income -- Years ended December 31, 1995, 1994 and 1993.

     Consolidated Balance Sheets -- December 31, 1995 and 1994.

     Consolidated Statements of Cash Flows -- Years ended December 31, 1995, 1994 and 1993.

     Consolidated Statements of Shareholders' Equity -- Years ended December 31, 1995, 1994 and 1993.

     Notes to Consolidated Financial Statements.

     Report of Arthur Andersen LLP, Independent Public Accountants.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     In accordance with General Instruction G to Form 10-K, the information required by Item 10 is incorporated herein by reference from the portion of the company's Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 1996, appearing under the caption "Nominees for Directors".

ITEM 11. EXECUTIVE COMPENSATION.

     In accordance with General Instruction G to Form 10-K, the information required by Item 11 is incorporated herein by reference from the portions of the company's Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 1996, appearing under the captions "Executive Compensation" and "Transactions with Management ".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     In accordance with General Instruction G to Form 10-K, the information required by Item 12 is incorporated herein by reference from the portions of the company's Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 1996, appearing under the captions "Outstanding Capital Stock; Principal Shareholders" and "Nominees for Directors".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In accordance with General Instruction G to Form 10-K, the information required by Item 13 is incorporated herein by reference from the portions of the company's Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 1996, appearing under the captions "Nominees for Directors", "Transactions with Management " and "Executive Compensation".

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1. & 2.    FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:

               The financial statements listed in the index to financial statements and financial statement schedules in Item 8 on page 12 hereof are filed as part of this Annual Report.

               Financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

    3.         EXHIBITS:

    3.l Articles of Incorporation of the Registrant and all amendments to date (filed as Exhibit 3.1 to Registrant's annual report on Form 10-K for the fiscal year ended December, 31, 1993; SEC File Number 1-10006 and incorporated herein by reference).

    3.2 Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991; SEC File Number 1-10006 and incorporated herein by reference).

    10.1 Frozen Food Express Industries, Inc., 1987 Non-Employee Director Stock Plan (filed as Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991; SEC File Number 1-10006 and incorporated herein by reference).

    10.2 Amended and Restated Credit Agreement, dated December 30, 1992, among the registrant and its subsidiaries and First Interstate Bank of Texas, N.A., as agent; Texas Commerce Bank, National Association; and The First National Bank of Boston (filed as
               Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992; SEC File Number 1-10006 and incorporated herein by reference).

    10.3 First Amendment to amended and restated credit agreement described at Exhibit 10.5 (filed as Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993; SEC File Number 1-10006 and incorporated herein by reference).

    10.4 Form of Master Lease Agreement by and between Stoney M. Stubbs, Jr., and Charles G. Robertson and Conwell Corporation. (Filed as Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991; SEC File Number 1-10006 and incorporated herein by reference).

    10.5 Frozen Food Express Industries, Inc., 1992 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 4.3 to Registrant's Registration #33-48494 as filed with the Commission, and incorporated herein by reference).

    10.6 FFE Transportation Services, Inc., 1994 Incentive Bonus Plan, as amended (filed as Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994; SEC File Number 1-10006 and incorporated herein by reference).

    10.7 FFE Transportation Services, Inc., Executive Bonus and Phantom Stock Plan, as amended (filed as Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994; SEC File Number 1-10006 and incorporated herein by reference).

    10.8 FFE Transportation Services, Inc., Employee Stock Ownership Plan (filed as Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994; SEC File Number 1-10006 and incorporated herein by reference).

    10.9 Savings Plan for Employees of Frozen Food Express Industries, Inc. (filed as Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994; SEC File Number 1-10006 and incorporated herein by reference).

    10.10      Conwell Corporation Employee Stock Ownership Plan (filed as
               Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994; SEC File Number 1-10006 and incorporated herein by reference).

    10.11 Amendment to Frozen Food Express Industries, Inc., 1992 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit
               10.11 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994; SEC File Number 1-10006 and incorporated herein by reference).

    11.1 Computation of net income per share of common stock, assuming full dilution (incorporated by reference to Footnote 8 to the financial statements appearing in the Annual Report to Shareholders of the Registrant for the year ending December 31,
               1995).

    13.1 Annual Report to Shareholders of the Registrant for the year ended December 31, 1995. Except for those portions of such Annual Report to Shareholders expressly incorporated by reference into this Report, such Annual Report to Shareholders is furnished solely for the information of the Securities and Exchange Commission and shall not be deemed a "Filed" Document.

    21.1      Subsidiaries of Frozen Food Express Industries, Inc.

    25.1      A Power of Attorney is found on page 18 of this Report.

    27        Financial Data Schedule.

(b)          REPORTS ON FORM 8-K:

             No reports on Form 8-K were filed by the company during the last quarter of the period covered by this Report.

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                       COVERED BY REPORT OF INDEPENDENT
                              PUBLIC ACCOUNTANTS

                                                                Annual Report
                                                                to Shareholders

Consolidated Statements of Income -- Years ended
     December 31, 1995, 1994 and 1993                                  21

Consolidated Balance Sheets -- December 31, 1995 and 1994              22

Consolidated Statements of Cash Flows -- Years ended
     December 31, 1995, 1994 and 1993                                  23

Consolidated Statements of Shareholders' Equity -- Years ended
     December 31, 1995, 1994 and 1993                                  24

Notes to Consolidated Financial Statements                             25

Report of Arthur Andersen LLP, Independent Public Accountants          28

Supplementary information - Quarterly financial data (unaudited)       28

     Financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

     The financial statements listed in the above index, which are included in the Annual Report to Shareholders of Frozen Food Express Industries, Inc., for the year ended December 31, 1995, are hereby incorporated by reference, and are filed herewith as Exhibit 13.1.

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

                              FROZEN FOOD EXPRESS INDUSTRIES, INC.

Date:  March 29, 1996         By  /s/ Burl G. Cott
       --------------         -------------------------------------------
                              Burl G. Cott
                              Senior Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:  March 29, 1996             /s/ Stoney M. Stubbs, Jr.
       --------------         --------------------------------------------
                              Stoney M. Stubbs, Jr.,
                              Chairman of the Board of Directors and President
                              (Principal Executive Officer)

Date:  March 29, 1996             /s/ Burl G. Cott
       --------------         --------------------------------------------
                              Burl G. Cott,
                              Senior Vice President and Director
                              (Principal Financial and Accounting Officer)

Date:  March 29, 1996             /s/ Charles G. Robertson
       --------------         --------------------------------------------
                              Charles G. Robertson
                              Executive Vice President and Director

Date:  March 29, 1996             /s/ Edgar O. Weller
       --------------         --------------------------------------------
                              Edgar O. Weller
                              Vice Chairman of the Board of Directors

Date:  March 29, 1996             /s/ Brian R. Blackmarr
       --------------         --------------------------------------------
                              Brian R. Blackmarr, Director

Date:  March 29, 1996             /s/ Leroy Hallman
       --------------         --------------------------------------------
                              Leroy Hallman, Director

Date:  March 29, 1996             /s/ W. Grogan Lord
       --------------         --------------------------------------------
                              W. Grogan Lord, Director

Date:  March 29, 1996             /s/ T. Michael O'Connor
       --------------         --------------------------------------------
                              T. Michael O'Connor, Director