Form 10-Q
period 1996-03-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 1996-05-14
CIK 39273

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 1996

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________________ to ____________________

                        Commission File Number 1-10006

                     Frozen Food Express Industries, Inc.
    ______________________________________________________________________
            (Exact name of registrant as specified on its charter)

                    Texas                               75-1301831
    ______________________________________________________________________
    (State  or  other  jurisdiction  of               (IRS Employer
       incorporation or organization)               Identification No.)

     1145 Empire Central Place          Dallas, Texas       75247-4309
    ______________________________________________________________________
    (Address of principal executive offices)                 (Zip Code)

                                (2l4) 630-8090
    ______________________________________________________________________
             (Registrant's telephone number, including area code)

                                     None
    ______________________________________________________________________
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                             [X] Yes        [ ] No

As of May 10, 1996, 16,446,695 shares of the Registrant's Common Stock, $1.50 par value, were outstanding.

                                     INDEX

                    PART I - FINANCIAL INFORMATION

                                                                Page No.
                                                                --------
Item l.  Financial Statements

         Consolidated Condensed Balance Sheets -
         March 31, 1996 and December 31, 1995                       2

         Consolidated Statements of Income -
         Three months ended March 31, 1996 and 1995                 3

         Consolidated Condensed Statements of Cash Flows -
         Three months ended March 31, 1996 and 1995                 4

         Notes to Consolidated Condensed Financial Statements       5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations              6


                      PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                           9

         Exhibit 27.1 - Financial Data Schedule                    11

             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                                (In thousands)
                                  (Unaudited)

                                               March 31,       Dec. 31,
                                                 1996            1995
                                               ---------       --------
Assets
Current assets
  Cash and cash equivalents                    $  4,764        $  7,480
  Accounts receivable, net                       39,558          37,093
  Inventories                                     8,832           8,221
  Tires                                           5,252           5,217
  Other                                           4,208           3,636
                                                -------         -------
    Total current assets                         62,614          61,647

Property and equipment, net                      52,164          52,430
Other assets                                     10,922           9,585
                                                -------         -------
                                               $125,700        $123,662
                                                =======         =======

Liabilities and Shareholders' Equity
Current liabilities
  Trade accounts payable                       $ 16,781        $ 17,529
  Accrued claims liabilities                      8,262           8,401
  Accrued payroll                                 4,654           4,679
  Other                                           4,381           6,014
                                                -------         -------
    Total current liabilities                    34,078          36,623

Long-term debt                                    2,000             --
Deferred credits and non-current liabilities     13,069          12,018
                                                -------         -------
  Total liabilities and deferred credits         49,147          48,641
                                                -------         -------

Shareholders' equity
  Common stock                                   25,921          25,921
  Paid-in capital                                 2,052           1,992
  Retained earnings                              51,688          50,830
                                                -------         -------
                                                 79,661          78,743

  Less - Treasury stock                           3,108           3,722
                                                -------         -------
  Total shareholders' equity                     76,553          75,021
                                                -------         -------
                                               $125,700        $123,662
                                                =======         =======

                            See accompanying notes.

             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                   (In thousands, except per-share amounts)
                                  (Unaudited)

                                                For the Three Months
                                                   Ended March 31,
                                               -----------------------

                                                 1996            1995
                                               -------         -------
Revenue
  Freight revenue                              $67,809         $62,042
  Non-freight revenue                            6,364           4,936
                                                ------          ------
                                                74,173          66,978
                                                ------          ------
Operating Expenses
  Freight operating expenses
    Salaries, wages and related expenses        17,227          16,358
    Purchased transportation                    15,752          12,950
    Supplies and expenses                       19,190          17,250
    Revenue equipment rent                       4,836           4,253
    Communications and utilities                   867             897
    Insurance and claims                         3,428           3,262
    Depreciation                                 2,511           2,692
    Operating taxes and licenses                 1,281           1,233
    Gain on sale of equipment                     (168)           (163)
    Miscellaneous expense                          644             617
                                                ------          ------
                                                65,568          59,349
  Non-freight costs and operating expenses       6,262           4,656
                                                ------          ------
                                                71,830          64,005
                                                ------          ------
Income from operations                           2,343           2,973

Interest and other expense                        (582)           (380)
                                                ------          ------

Income before income tax                         1,761           2,593
Provision for income tax                           411             807
                                                ------          ------

Net income                                     $ 1,350         $ 1,786
                                                ======          ======

Net income per share of common stock
  Primary and fully diluted                    $   .08         $   .11
                                                ======          ======

Weighted average fully diluted shares           16,835          16,625
                                                ======          ======

                            See accompanying notes.

             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                        For the Three Months
                                                          Ended March 31,
                                                       ---------------------

                                                         1996            1995
                                                       --------        --------
Net cash (used in) provided by operating activities    $(1,564)        $  2,564
                                                        ------          -------

Cash flows from investing activities
  Business dispositions                                    --             1,925
  Expenditures for property and equipment               (2,652)          (4,673)
  Proceeds from sale of property and equipment             400              822
  Company owned life insurance and other                  (876)             (45)
                                                        ------          -------

Net cash used in investing activities                   (3,128)          (1,971)
                                                        ------          -------

Cash flows from financing activities
  Borrowings under revolving credit agreement            8,000           12,000
  Payments against revolving credit agreement           (6,000)         (14,000)
  Dividends paid                                          (492)            (479)
  Net treasury stock activity                              468              191
                                                        ------          -------

Net cash provided by (used in) financing activities      1,976           (2,288)
                                                        ------          -------

Net decrease in cash and cash equivalents               (2,716)          (1,695)
Cash and cash equivalents at beginning of year           7,480            4,381
                                                        ------          -------

Cash and cash equivalents at end of quarter            $ 4,764         $  2,686
                                                        ======          =======

                            See accompanying notes.

             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
             Notes to Consolidated Condensed Financial Statements
                            March 31, 1996 and 1995
                                  (Unaudited)

1.   BASIS OF PRESENTATION

The consolidated financial statements include Frozen Food Express Industries, Inc. (FFEX) and its subsidiary companies (the company), all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and have not been audited or reviewed by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations have been made. Pursuant to SEC rules and regulations, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. FFEX believes that the disclosures contained herein, when read in conjunction with the financial statements and notes included, or incorporated by reference, in FFEX's Form 10-K filed with the SEC on March 29, 1996, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes (included, or incorporated by reference), in the aforementioned report on Form 10-K.

2.   FINANCING AND INVESTING ACTIVITIES NOT AFFECTING CASH

During the three months ended March 31, 1996 and 1995, the company funded contributions to its Employee Savings Plan by transferring 25,005 and 16,360 shares, respectively, of treasury stock to the Plan trustee. The fair market value of the transferred shares was approximately $225,000 for 1996 and approximately $204,000 for 1995.

3.   SHAREHOLDERS' EQUITY

As of March 31, 1996 and 1995, respectively, there were 16,376,000 and 16,045,000 shares of stock outstanding.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table below sets forth, as a percentage of freight revenue, certain major operating expenses for the three-month periods ended March 31, 1996 and 1995.

                                              Three Months
                                            Ended  March 31,
                                            ----------------
                                            1996        1995
                                            ----        ----
Salaries, wages and related expenses        25.4%       26.4%
Purchased transportation                    23.2        20.9
Supplies and expenses                       28.3        27.8
Revenue equipment rent                       7.1         6.9
Insurance and claims                         5.1         5.3
Depreciation                                 3.7         4.3
Other                                        3.9         4.1
                                            ----        ----
Total freight operating expenses            96.7%       95.7%
                                            ====        ====

During the first quarter of 1996, revenue increased by 10.7% to $74,173,000 with freight revenue up $5.7 million or 9.3% and non-freight revenue up $1.4 million or about 28.9%. Less-than-truckload (LTL) revenue was 5% higher while full-truckload revenue increased by 11.4% as compared to the same period of 1995.

Increases in the number of shipments transported and in the average revenue per shipment combined to increase LTL revenue while the increase in full-truckload revenue resulted primarily from a 10% increase in the number of shipments transported, partially offset by a decline of about 2% in the revenue per mile.

During the first quarter of 1996 available trucking capacity exceeded the demand for motor carrier transportation services. This industry-wide oversupply of trucks, which also existed during most of 1995, decreased utilization and productivity and placed downward pressure on full-truckload freight rates. In addition, a rise in diesel fuel prices during the 1996 first quarter increased the company's per-mile fuel costs by about 12 percent over 1995's first quarter. Severe winter weather in the midwest and northeast also slowed operations during the first quarter.

The oversupply of trucks, higher fuel costs and severe winter weather were the primary factors which adversely impacted operating results during the 1996 first quarter as net income declined by $436,000 or 24% from the same quarter of 1995 despite an increase in revenue of 10.7%

The number of tractors in the fleet of company-operated, full-truckload equipment rose from approximately 1,060 at the beginning of 1996 to about 1,080 by the end of the quarter, while the number of full-truckload tractors provided by owner-operators increased by about 25 units to a total of about 430 by quarter end.

Full-truckload activities, which contributed 68% and 67% of freight revenue during the first quarter of 1996 and 1995, respectively, are conducted primarily with company-operated equipment, while LTL activities are conducted primarily with equipment provided by owner-operators. This increase in the percentage of freight revenue derived from full-truckload shipments, as well as fluctuations in the amount of total freight handled on company-operated versus owner-operated provided equipment, impacted the percent of freight revenue absorbed by the various categories of operating expenses between the two quarters.

During the first quarter of 1996, the percentage of freight revenue absorbed by salaries, wages and related expenses was 25.4%, as compared to 26.4% during the year-ago quarter. Conversely, the portion of freight revenue absorbed by purchased transportation, which consists principally of payment to owner-operators, rose from 20.9% in 1995 to 23.2% in 1996. These changes resulted primarily from more rapid growth in the quantity of tractors provided by owner-operators as compared to the rate of growth in the company-operated, full truckload fleet.

Supplies and expenses, which includes the cost of fuel consumed by the company-operated fleet rose during the 1996 quarter to 28.3% of freight revenue from 27.8% for 1995's first quarter. During the first quarter of 1996, fuel prices rose rapidly, resulting in 12% increase in the company's per-mile fuel cost. This increase in per-mile fuel cost together with the 2% decline in full-truckload revenue per mile resulted in a significant increase in the percent of revenue absorbed by fuel expense.

Revenue equipment rent, which is primarily related to the company-operated, full-truckload fleet, rose from 6.9% to 7.1% of freight revenue while depreciation expense declined from 4.3% to 3.7% of freight revenue. These changes resulted primarily from the addition of new leased tractors and from the replacement of owned equipment with new leased tractors.

Interest and other expense rose from $380,000 to $582,000 between the two quarters. This increase is related to net expenses associated with the company-owned life insurance (COLI) program, partially offset by lower interest expense associated with reduced borrowings under the company's line of credit.

The provision for income tax was 23.3% of pre-tax income for the first quarter of 1996, as compared to 31.1% for 1995. This reduced effective income tax rate is primarily attributable to permanent tax savings resulting from the COLI program. The amount of the tax reduction exceeds the aforementioned net COLI expenses included in interest and other expenses.

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain a strong financial structure with a good working capital position and strong capital resources. At March 31, 1996, working capital was $28.5 million as compared to $25.0 million at December 31, 1995.

During the first quarter of 1996, net cash used in operating activities was $1,564,000, as compared to cash provided by operating activities of $2,564,000 in the same period of 1995. The increased consumption of cash was related primarily to increased working capital requirements.

As of March 31, 1996, the unused portion of the company's $50,000,000 revolving credit facility totaled approximately $41,000,000. This availability was approximately $43,000,000 at December 31, 1995.

                          PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits

          27.1 Financial Data Schedule

      (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                              FROZEN FOOD EXPRESS INDUSTRIES, INC.
                              (Registrant)



May 10, 1996                By:  /s/Stoney M. Stubbs, Jr.
                            -------------------------------------------
                                 Stoney M. Stubbs, Jr.
                                 Chairman of the Board



May 10, 1996                By:  /s/Burl G. Cott
                            -------------------------------------------
                                 Burl G. Cott
                                 Senior Vice President
                                 Principal   Financial  and  Accounting Officer