Form 10-Q
period 1996-06-30
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 1996-08-13
CIK 39273

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 1996

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
     __________

                        Commission File Number 1-10006

                     Frozen Food Express Industries, Inc.
     --------------------------------------------------------------------
            (Exact name of registrant as specified on its charter)

                  Texas                              75-1301831
     --------------------------------------------------------------------
     (State or other jurisdiction of               (IRS Employer
     incorporation or organization)               Identification No.)

     1145 Empire Central Place          Dallas, Texas      75247-4309
     --------------------------------------------------------------------
         (Address of principal executive offices)          (Zip Code)

                                (2l4) 630-8090
     --------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     None
     --------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                             [X] Yes        [ ] No

As of August 1, 1996, 16,507,041 shares of the Registrant's Common Stock, $1.50 par value, were outstanding.

                                     INDEX

                       PART I - FINANCIAL INFORMATION

                                                                  Page No.
Item l.  Financial Statements

         Consolidated Condensed Balance Sheets -
         June 30, 1996 and December 31, 1995                         2

         Consolidated Statements of Income -
         Three and six months ended June 30, 1996 and 1995           3

         Consolidated Condensed Statements of Cash Flows -
         Six months ended June 30, 1996 and 1995                     4

         Notes to Consolidated Condensed Financial Statements        5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations               6


                 PART II - OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders           9

Item 6.  Exhibits and Reports on Form 8-K                            9

         Exhibit 27.1 - Financial Data Schedule                     11

             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                                (In thousands)
                                  (Unaudited)

                                              June 30,    Dec. 31,
                                                1996        1995
                                              --------    --------
ASSETS
Current assets
   Cash                                       $  4,232    $  7,480
   Accounts receivable, net                     40,925      37,093
   Inventories                                   8,504       8,221
   Tires                                         5,076       5,217
   Other current assets                          6,234       3,636
                                               -------     -------
      Total current assets                      64,971      61,647

Property and equipment, net                     48,372      52,430
Other assets                                    14,610       9,585
                                               -------     -------
                                              $127,953    $123,662
                                               =======     =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
   Trade accounts payable                     $ 12,635    $ 17,529
   Accrued claims liabilities                    7,521       8,401
   Accrued payroll                               5,779       4,679
   Other                                         6,971       6,014
                                               -------     -------
      Total current liabilities                 32,906      36,623

Long-term debt                                   5,000          --
Other and deferred credits                      10,976      12,018
                                               -------     -------
   Total liabilities and deferred credits       48,882      48,641
                                               -------     -------
Shareholders' equity
   Common stock                                 25,921      25,921
   Paid-in capital                               2,737       1,992
   Retained earnings                            53,949      50,830
                                               -------     -------
                                                82,607      78,743

   Less - Treasury stock                         3,536       3,722
                                               -------     -------
   Total shareholders' equity                   79,071      75,021
                                               -------     -------
                                              $127,953    $123,662
                                               =======     =======

                            See accompanying notes.

             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                   (In thousands, except per-share amounts)
                                  (Unaudited)

                                              For the Three Months  For the Six Months
                                                Ended June 30,        Ended June 30,
                                              --------------------  --------------------
                                                1996       1995       1996       1995
                                              -------    -------    --------   --------
Revenue
 Freight revenue                              $72,662    $66,926    $140,471   $128,968
 Non-freight revenue                            6,747      6,911      13,111     11,847
                                               ------     ------     -------    -------
                                               79,409     73,837     153,582    140,815
                                               ------     ------     -------    -------
Costs and expenses
 Freight operating expenses
  Salaries, wages and related expenses         18,273     16,566      35,500     32,924
  Purchased transportation                     17,775     14,457      33,527     27,407
  Supplies and expenses                        19,375     17,968      38,565     35,218
  Revenue equipment rent                        5,357      4,457      10,193      8,710
  Communications and utilities                    917        760       1,784      1,657
  Insurance and claims                          2,910      3,329       6,338      6,591
  Depreciation                                  2,229      2,640       4,740      5,332
  Operating taxes and licenses                  1,277      1,271       2,558      2,504
  Gain on sale of equipment                      (317)      (305)       (485)      (468)
  Miscellaneous expense                           712        585       1,356      1,202
                                               ------     -------    -------    -------
                                               68,508     61,728     134,076    121,077
 Non-freight costs and operating expenses       6,330      6,043      12,592     10,699
                                               ------     ------     -------    -------
                                               74,838     67,771     146,668    131,776
                                               ------     ------     -------    -------
Income from operations                          4,571      6,066       6,914      9,039

Interest and other expense                       (921)      (600)     (1,503)      (980)
                                               ------     ------     -------    -------

Income before income tax                        3,650      5,466       5,411      8,059
Provision for income tax                          896      1,657       1,307      2,464
                                               ------     ------     -------    -------

Net income                                    $ 2,754    $ 3,809    $  4,104   $  5,595
                                               ======     ======     =======    =======

Net income per share of common stock
 Primary and fully diluted                    $   .16    $   .23    $    .24   $    .34
                                               ======     ======     =======    =======

Weighted average fully diluted shares          16,840     16,489      16,801     16,484
                                               ======     ======     =======    =======

                            See accompanying notes.

             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                             For the Six
                                                        Months Ended June 30,
                                                        ----------------------
                                                          1996        1995
                                                        --------    --------
Net cash provided by operating activities               $    478    $  5,645
                                                         -------     -------

Cash flows from investing activities
   Business dispositions                                     250       1,925
   Expenditures for property and equipment                (3,373)     (6,959)
   Proceeds from sale of property and equipment              944         889
   Company owned life insurance and other                 (5,987)     (4,471)
                                                         -------     -------

Net cash used in investing activities                     (8,166)     (8,616)
                                                         -------     -------

Cash flows from financing activities
   Borrowings under revolving credit agreement            20,000      26,000
   Payments against revolving credit agreement           (15,000)    (22,000)
   Dividends paid                                           (985)       (965)
   Net treasury stock activity                               425         677
                                                         -------     -------


Net cash provided by (used in) financing activities        4,440       3,712
                                                         -------     -------

Net increase in cash and cash equivalents                 (3,248)        741
Cash and cash equivalents at beginning of year             7,480       4,381
                                                         -------     -------

Cash and cash equivalents at end of quarter             $  4,232    $  5,122
                                                         =======     =======

                            See accompanying notes.

             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
             Notes to Consolidated Condensed Financial Statements
                            June 30, 1996 and 1995
                                  (Unaudited)

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

2.   FINANCING AND INVESTING ACTIVITIES NOT AFFECTING CASH

During the six months ended June 30, 1996 and 1995, the company funded contributions to its Employee Savings Plan by transferring 46,958 and 40,975 shares, respectively, of treasury stock to the Plan trustee. The fair market value of the transferred shares was approximately $506,000 for 1996 and approximately $484,000 for 1995.

3.   SHAREHOLDERS EQUITY

As of June 30, 1996 and 1995, respectively, there were 16,482,383 and 16,103,001 shares of stock outstanding.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table sets forth, as a percentage of freight revenue, certain major operating expenses for the three- and six-month periods ended June 30, 1996 and 1995.

                                             Three Months         Six Months
                                            Ended June 30,      Ended June 30,
                                           ---------------     ---------------
                                            1996      1995      1996      1995
                                           -----     -----     -----     -----
Salaries, wages and related expenses       25.1%     24.8%     25.3%     25.5%
Purchased transportation                   24.5      21.6      23.9      21.3
Supplies and expenses                      26.7      26.8      27.5      27.3
Revenue equipment rent                      7.4       6.7       7.3       6.8
Insurance and claims                        4.0       5.0       4.5       5.1
Depreciation                                3.1       3.9       3.4       4.1
Other                                       3.5       3.4       3.5       3.8
                                           ----      ----      ----      ----
Total freight operating expenses           94.3%     92.2%     95.4%     93.9%
                                           ====      ====      ====      ====
<TABLE/>

SECOND QUARTER OF 1996 VS. 1995

During the second quarter of 1996, revenue increased by 7.5% to $79,409,000 with freight revenue up $5.7 million or 8.6% and non-freight revenue down about
2.3%. Less-than-truckload (LTL) revenue was 7% higher while full-truckload revenue increased by 9.4% as compared to the same period of 1995.

An increased number of shipments transported and the initiation of fuel adjustment charges combined to increase LTL revenue while the increase in full-truckload revenue resulted primarily from fuel adjustment charges and an 11% increase in the number of shipments transported partially offset by a decline of about 2.4% in average length of haul.

During the second quarter of 1996 available trucking capacity exceeded the demand for motor carrier transportation services. This industry-wide oversupply of trucks decreased equipment utilization and productivity and placed downward pressure on full-truckload freight rates. In addition, a rise in diesel fuel prices beginning in the 1996 first quarter increased the company's per-mile fuel costs by about 12% over 1995's second quarter.

The higher fuel costs, which were only partially recovered through fuel adjustment charges, and the oversupply of trucks were the primary factors which adversely impacted operating results during the 1996 second quarter as net income declined by $1,055,000 or 28% from the all time quarterly record set during the same quarter of 1995 despite an increase in revenue of 7.5%


The number of tractors in the fleet of company-operated, full-truckload equipment rose from approximately 1,060 at the beginning of 1996 to about 1,090 by the end of the quarter, while the number of full-truckload tractors provided by owner-operators increased by about 30 units to a total of about 435 by quarter end.

Full-truckload activities, which contributed 63% and 67% of freight revenue during the second quarter of 1996 and 1995, respectively, are conducted primarily with company-operated equipment, while LTL activities are conducted primarily with equipment provided by owner-operators. The change in the percentage of freight revenue derived from full-truckload shipments, as well as fluctuations in the amount of total freight handled on company-operated versus owner-operator provided equipment, impacted the percent of freight revenue absorbed by the various categories of operating expenses between the two quarters.

During both the second quarters of 1996 and 1995, the percentage of freight revenue absorbed by salaries, wages and related expenses was approximately 25%, while the portion of freight revenue absorbed by purchased transportation, which consists principally of payment to owner-operators, rose from 21.6% in 1995 to 24.5% in 1996. These changes resulted primarily from more rapid growth in the quantity of tractors provided by owner-operators as compared to the rate of growth in the company-operated, full truckload fleet.

Revenue equipment rent, which is primarily related to the company-operated, full-truckload fleet, rose from 6.7% to 7.4% of freight revenue while depreciation expense declined from 3.9% to 3.1% of freight revenue. These changes resulted primarily from the replacement of owned tractors and trailers with new equipment financed with operating leases.

Interest and other expense rose from $600,000 to $921,000 between the two quarters. This increase is related to net expenses associated with the company-owned life insurance (COLI) program, partially offset by lower interest expense associated with reduced borrowings under the company's line of credit.

The provision for income tax was 24.5% of pre-tax income for the second quarter of 1996, as compared to 30.3% for 1995. This reduced effective income tax rate is primarily attributable to permanent tax savings resulting from the COLI program. The amount of the tax reduction exceeds the aforementioned net COLI expenses included in interest and other expenses.

FIRST HALF 1996 VS. 1995

For the six months ended June 30,1996, revenue increased by 9.1%, but income from operations fell by 23.5%. Of the $12,767,000 increase in total revenue, revenue generated by the company-operated, full-truckload fleet increased by $2,114,000, and full-truckload revenue generated by owner-operator provided equipment rose by $6,882,000, or 34.2%. LTL revenue increased by $2,507,000, and non-freight revenue increased by $1,264,000.

Supplies and expenses, which include the cost of fuel consumed by the company-operated fleet rose to 27.5% of freight revenue during the first half of 1996 as compared to 27.3% during 1995's first six months. During early 1996, fuel prices rose rapidly and have not appreciably relented. During the first six months of 1996, the company's per-mile fuel cost was 12% above that of the first half of 1995. The effect of the fuel price increase was mitigated in part by the more rapid increase in the fleet of tractors provided by owner-operators, who directly incur the cost of fuel consumed by their tractors and in part by fuel adjustment charges which were added to the company's freight rates during a portion of the second quarter.

Insurance and claims expense, as a percentage of freight revenue, was 4.5% during the first half of 1996 as compared to 5.1% during the first half of 1995. Partially because the company carries significant deductibles under its policies of liability insurance, premiums paid to insurance companies do not significantly contribute to overall insurance costs. Claims against the company for over-the-road accidents are the primary component of insurance and claims expense and these expenses tend to vary in relation to miles traveled.

The provision for income tax decreased from 30.6% of 1995's first-half pre-tax income to 24.2% for 1996 (see above discussion of the second quarter effective tax rate which is also applicable to the first half comparisons). First half
1996 net income fell by 26.6% to $4,104,000.

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain a strong financial structure with a good working capital position and strong capital resources. At June 30, 1996, working capital was $32.1 million as compared to $25.0 million at December 31, 1995.

During the first half of 1996, net cash provided by operating activities was $478,000, as compared to cash provided by operating activities of $5,645,000 in the same period of 1995. The decreased generation of cash was related primarily to increased working capital requirements.

As of June 30, 1996, the unused portion of the company's $50,000,000 revolving credit facility totaled approximately $38,000,000. This availability was approximately $43,000,000 at December 31, 1995.


                          PART II - OTHER INFORMATION

Item 4.   Submission of Matters to Vote of Security Holders

The Annual Meeting of Shareholders of the company was held on April 25, 1996.
At the meeting, the following persons were elected as directors of the company:

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

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits
              27.1    Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quarter ended
              June 30, 1996.


                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                FROZEN FOOD EXPRESS INDUSTRIES, INC.
                                -----------------------------------------------
                                (Registrant)


August 13, 1996                 By:  /s/Stoney M. Stubbs, Jr.
                                     ------------------------------------------
                                     Stoney M. Stubbs, Jr.
                                     Chairman of the Board


August 13, 1996                 By:  /s/Burl G. Cott
                                     ------------------------------------------
                                     Burl G. Cott
                                     Senior Vice President
                                     Principal Financial and Accounting Officer

                                     -10-
