Form 10-Q
period 1996-09-30
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 1996-11-13
CIK 39273

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                 FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended September 30, 1996

                                    or

[ ]  Transition  Report  Pursuant to  Section  13  or  15(d)  of  the
     Securities Exchange Act of 1934 for the transition period from ________ to ________

                      Commission File Number 1-10006

                   Frozen Food Express Industries, Inc.
---------------------------------------------------------------------------
          (Exact name of registrant as specified on its charter)

          Texas                                      75-1301831
---------------------------------------------------------------------------
 (State or other jurisdiction of                    (IRS Employer
  incorporation or organization)                    Identification No.)

1145 Empire Central Place     Dallas, Texas           75247-4309
---------------------------------------------------------------------------
 (Address of principal executive offices)             (Zip Code)

                              (2l4) 630-8090
---------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

                                   None
---------------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                       if changed since last report)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                          [X] Yes        [ ] No

As of November 5, 1996, 16,544,047 shares of the Registrant's Common Stock, $1.50 par value, were outstanding.

                                   INDEX

                  PART I - FINANCIAL INFORMATION

                                                                     Page No.
Item l.  Financial Statements

         Consolidated Condensed Balance Sheets -
         September 30, 1996 and December 31, 1995                       2

         Consolidated Statements of Income -
         Three and nine months ended  September 30, 1996 and 1995       3

         Consolidated Condensed Statements of Cash Flows -
         Nine months ended September 30, 1996 and 1995                  4

         Notes to Consolidated Condensed Financial Statements           5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  6


                   PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                               9

         Exhibit 27.1 - Financial Data Schedule                        11

           FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Balance Sheets
                              (In thousands)
                                (Unaudited)

                                                Sept. 30,        Dec. 31,
                                                  1996             1995
                                                ---------        --------
ASSETS
Current assets
 Cash                                           $  2,776         $  7,480
 Accounts receivable, net                         43,929           37,093
 Inventories                                       9,403            8,221
 Tires                                             5,737            5,217
 Other current assets                              8,255            3,636
                                                 -------          -------
  Total current assets                            70,100           61,647

Property and equipment, net                       50,571           52,430
Other assets                                      13,563            9,585
                                                 -------          -------
                                                $134,234         $123,662
                                                 =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Trade accounts payable                         $ 20,139         $ 17,529
 Accrued claims liabilities                        7,692            8,401
 Accrued payroll                                   6,465            4,679
 Other                                             7,682            6,014
                                                 -------          -------
  Total current liabilities                       41,978           36,623

Long-term debt                                         _                _
Other and deferred credits                        10,946           12,018
                                                 -------          -------
   Total liabilities and deferred credits         52,924           48,641
                                                 -------          -------

Shareholders' equity
 Common stock                                     25,921           25,921
 Paid-in capital                                   2,786            1,992
 Retained earnings                                55,909           50,830
                                                 -------          -------
                                                  84,616           78,743

 Less - Treasury stock                             3,306            3,722
                                                 -------          -------
 Total shareholders' equity                       81,310           75,021
                                                 -------          -------
                                                $134,234          123,662
                                                 =======          =======

                          See accompanying notes.

           FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Income
                 (In thousands, except per-share amounts)
                                (Unaudited)

                                             For the Three Months     For the Nine Months
                                              Ended September 30,     Ended September 30,
                                             --------------------     -------------------
                                               1996         1995        1996        1995
                                             -------      -------     --------    -------
Revenue
  Freight revenue                            $74,802      $68,646     $215,273   $197,614
  Non-freight revenue                          6,022        7,132       19,133     18,979
                                              ------       ------      -------    -------
                                              80,824       75,778      234,406    216,593
                                              ------       ------      -------    -------
Costs and Expenses
  Freight operating expenses
    Salaries, wages and related expenses      18,150       17,346       53,650     50,270
    Purchased transportation                  18,212       15,364       51,739     42,771
    Supplies and expenses                     20,425       19,315       58,990     54,533
    Revenue equipment rent                     5,391        3,647       15,584     12,357
    Communications and utilities                 946          935        2,730      2,592
    Insurance and claims                       3,480        4,622        9,818     11,213
    Depreciation                               2,446        2,671        7,186      8,003
    Operating taxes and licenses               1,198        1,252        3,756      3,756
    Gain on sale of equipment                   (283)        (191)        (768)      (659)
    Miscellaneous expense                        707          620        2,063      1,822
                                              ------       ------      -------    -------
                                              70,672       65,581      204,748    186,658
  Non-freight costs and operating expenses     5,839        6,614       18,431     17,313
                                              ------       ------      -------    -------
                                              76,511       72,195      223,179    203,971
                                              ------       ------      -------    -------
Income from operations                         4,313        3,583       11,227     12,622

Interest and other expense                      (928)        (634)      (2,431)    (1,614)
                                              ------       ------      -------    -------

Income before income tax                       3,385        2,949        8,796     11,008
Provision for income tax                         931          847        2,238      3,311
                                              ------       ------      -------    -------

Net income                                   $ 2,454      $ 2,102     $  6,558   $  7,697
                                              ======       ======      =======    =======

Net income per share of common stock
  Primary and fully diluted                  $   .15      $   .13     $    .39   $    .47
                                              ======       ======      =======    =======

Weighted average fully diluted shares         16,892       16,538       16,803     16,494
                                              ======       ======      =======    =======

                          See accompanying notes.

           FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
              Consolidated Condensed Statements of Cash Flows
                              (In thousands)
                                (Unaudited)

                                                           For the Nine
                                                      Months Ended Sept. 30,
                                                      ----------------------
                                                        1996          1995
                                                      --------      --------
Net cash provided by operating activities             $  7,685      $ 12,548
                                                       -------       -------

Cash flows from investing activities
  Business dispositions                                    375         2,050
  Expenditures for property and equipment               (8,867)       (9,328)
  Proceeds from sale of property and equipment           3,234         1,735
  Company owned life insurance and other                (6,192)       (4,240)
                                                       -------       -------

Net cash used in investing activities                  (11,450)       (9,783)
                                                       -------       -------

Cash flows from financing activities
  Borrowings under revolving credit agreement           25,000        29,000
  Payments against revolving credit agreement          (25,000)      (32,000)
  Dividends paid                                        (1,479)       (1,449)
  Net treasury stock activity                              540           894
                                                       -------       -------

Net cash used in financing activities                     (939)       (3,555)
                                                       -------       -------

Net decrease in cash and cash equivalents               (4,704)         (790)
Cash and cash equivalents at beginning of year           7,480         4,381
                                                       -------       -------

Cash and cash equivalents at end of quarter           $  2,776      $  3,591
                                                       =======       =======

                          See accompanying notes.

           FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
           Notes to Consolidated Condensed Financial Statements
                        September 30, 1996 and 1995
                                (Unaudited)

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

2.   FINANCING AND INVESTING ACTIVITIES NOT AFFECTING CASH

During the nine months ended September 30, 1996 and 1995, the company funded contributions to its Employee Savings Plan and one of its Employee Stock Ownership Plans and Trusts by transferring 110,930 and 131,471 shares, respectively, of treasury stock to the Plan trustee. The fair market value of the transferred shares was approximately $1,157,000 for 1996 and approximately $1,406,455 for 1995.

3.   SHAREHOLDERS' EQUITY

As of September 30, 1996 and 1995, respectively, there were 16,516,257 and 16,229,347 shares of stock outstanding.

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

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table sets forth, as a percentage of freight revenue, certain major operating expenses for the three- and nine-month periods ended September 30, 1996 and 1995.

                                            Three Months         Nine months
                                           Ended Sept. 30,     Ended Sept. 30,
                                           ---------------     ---------------
                                            1996      1995      1996      1995
                                           -----     -----     -----     -----
Salaries, wages and related expence        24.3%     25.3%     24.9%     25.4%
Purchased transportation                   24.3      22.4      24.0      21.6
Supplies and expenses                      27.3      28.1      27.4      27.6
Revenue equipment rent                      7.2       5.3       7.2       6.3
Insurance and claims                        4.7       6.7       4.6       5.7
Depreciation                                3.3       3.9       3.3       4.0
Other                                       3.4       3.8       3.7       3.9
                                           ----      ----      ----      ----
Total freight operating expenses           94.5%     95.5%     95.1%     94.5%
                                           ====      ====      ====      ====

THIRD QUARTER OF 1996 VS. 1995

During the third quarter of 1996, revenue increased by 6.6% to $80,824,000 with freight revenue up $6.2 million or 9% and non-freight revenue down $1.1 million or 15.6%. Less-than-truckload (LTL) revenue was 7.3% higher while full-truckload revenue increased by 9.5% as compared to the same quarter of 1995.

An increased number of shipments transported and the inclusion of fuel adjustment charges combined to increase LTL revenue while the increase in full-truckload revenue resulted primarily from a 12% increase in the number of shipments transported and the addition of fuel adjustment charges, partially offset by a decline of about 2% in average length of haul.

During the third quarter of 1996 available trucking capacity exceeded the demand for motor carrier transportation services. This industry-wide oversupply of trucks decreased equipment utilization and productivity and placed downward pressure on full-truckload freight rates. In addition, a rise in diesel fuel prices which began in the 1996 first quarter increased the company's per-mile fuel costs by about 10% over 1995's third quarter.

The higher fuel costs, which were only partially recovered through fuel adjustment charges, and the oversupply of trucks were the primary factors which impacted operating results during the 1996 third quarter. Only about half of the increase in fuel prices were recovered by the fuel adjustment charges.

The number of tractors in the fleet of company-operated, full-truckload equipment rose from approximately 1,100 at the end of 1995's third quarter to about 1,150 by the end of the 1996 third quarter, while the number of full-truckload tractors provided by owner-operators increased by about 55 units to about 445.

Full-truckload activities, which contributed 67.1% and 66.6% of freight revenue during the third quarters of 1996 and 1995, respectively, are conducted primarily with company-operated equipment, while LTL activities are conducted primarily with equipment provided by owner-operators. This increase in the percentage of freight revenue derived from full-truckload shipments, as well as the change in mix of company-operated versus owner-operator-provided equipment, impacted the percent of freight revenue absorbed by the various categories of operating expenses between the two quarters.

During the third quarters of 1996 and 1995, the percentage of freight revenue absorbed by salaries, wages and related expenses was 24.3% and 25.3%, respectively while the portion of freight revenue absorbed by purchased transportation, which consists principally of payments to owner-operators, rose from 22.4% in 1995 to 24.3% in 1996. These changes resulted primarily from more rapid growth in the quantity of tractors provided by owner-operators as compared to the rate of growth in the company-operated, full-truckload fleet. Increased use of intermodal transportation and one-way trippers also contributed to the increased percent of freight revenue absorbed by purchased transportation.

Insurance and claims expense, as a percentage of freight revenue, was 4.7% during the third quarter of 1996 as compared to 6.7% during the third quarter of 1995. Partially because the company carries significant deductibles under its policies of liability insurance, premiums paid to insurance companies do not significantly contribute to overall insurance costs. Claims against the company for over-the-road accidents are the primary component of insurance and claims expense and these expenses tend to vary in relation to miles traveled.

Revenue equipment rent, which is primarily related to the company-operated full-truckload fleet, rose from 5.3% to 7.2% of freight revenue while depreciation expense declined from 3.9% to 3.3% of freight revenue. These changes resulted primarily from the replacement of owned tractors and trailers with new equipment financed with operating leases.

Interest and other expense rose from $634,000 to $928,000 between the two quarters. Due to substantially lower borrowings under the company's line of credit, interest expense associated with bank debt was significantly less during the 1996 quarter. This reduction was more than offset by net expenses associated with a company-owned life insurance (COLI) program.

The provision for income tax was 27.5% of pre-tax income for the third quarter of 1996, as compared to 28.7% for 1995. This reduced effective income tax rate is primarily attributable to the increased level of non-taxable book income from the COLI program. Offsetting this non-taxable income are interest costs associated with the COLI program. The combination of non-taxable COLI income and tax-deductible COLI interest expense has, since 1994, negatively impacted pre-tax income. The effect has been to reduce income tax expense through the deductibility of COLI interest costs. In years prior to 1996, the tax savings have more than offset net pre-tax expense, resulting in increased net income. During 1996, the President signed legislation which, effective January 1, 1996, limits the deductibility of COLI-related interest. The adverse effect on 1996 is minimal. The effect on years after 1996 could be significant if the present COLI program is continued into those years. In light of these developments, management is currently exploring options available to discontinue the COLI program.

FIRST THREE QUARTERS 1996 VS. 1995

For the nine months ended September 30, 1996, revenue increased by 8.2% while income from operations fell by 11.1%. Of the $17,813,000 increase in total revenue, revenue generated by the company-operated, full-truckload fleet increased by $3,287,000 or 3.3%, and full-truckload revenue generated by owner-operator provided equipment rose by $10,187,000, or 32.6%. LTL revenue increased by $4,185,000 and non-freight revenue increased by $154,000.

Supplies and expenses, which include the cost of fuel consumed by the company-operated fleet fell to 27.5% of freight revenue during the first three quarters of 1996 as compared to 27.6% during 1995's first three quarters. During early 1996, fuel prices rose rapidly and have not appreciably relented. During the first three quarters of 1996, the company's per-mile fuel cost was about 11% above that of the first three quarters of 1995. The effect of the fuel price increase was mitigated in part by the more rapid increase in the fleet of tractors provided by owner-operators, who directly incur the cost of fuel consumed by their tractors and in part by fuel adjustment charges which were added to the company's freight rates during a portion of the year.

The provision for income tax decreased from 30.1% of 1995's first three quarters' pre-tax income to 25.4% for 1996 (see above discussion of the third quarter effective tax rate). First three quarters' 1996 net income fell by 14.8% to $6,558,000.

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain a strong financial structure with a good working capital position and strong capital resources. At September 30, 1996, working capital was $28.1 million as compared to $25.0 million at December 31, 1995.

During the first three quarters of 1996, net cash provided by operating activities was $7,685,000, as compared to cash provided by operating activities of $12,548,000 in the same period of 1995. The decreased generation of cash was related primarily to increased working capital requirements.

As of September 30, 1996, the unused portion of the company's $50,000,000 revolving credit facility totaled approximately $45,000,000. This availability was approximately $43,000,000 at December 31, 1995.

                        PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits

          27.1 Financial Data Schedule

      (b) No reports on Form 8-K were filed during the quarter ended September 30, 1996.

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

                         FROZEN FOOD EXPRESS INDUSTRIES, INC.
                         -----------------------------------------------
                         (Registrant)



November 13, 1996        By:  /s/Stoney M. Stubbs, Jr.
                              ------------------------------------------
                              Stoney M. Stubbs, Jr.
                              Chairman of the Board



November 13, 1996        By:  /s/Burl G. Cott
                              ------------------------------------------
                              Burl G. Cott
                              Senior Vice President
                              Principal Financial and Accounting Officer