Form 10-K405
period 1996-12-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 1997-03-27
CIK 39273

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996
                                      OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from __________ to __________
                        Commission file number 1-10006

                     FROZEN FOOD EXPRESS INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

                       Texas                                   75-1301831
          (State or other jurisdiction of                    (I.R.S. Employer
           incorporation or organization)                   Identification No.)
     1145 Empire Central Place, Dallas, Texas                  75247-4309
     (Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code:  (214) 630-8090

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

     As of March 19, 1997, 16,701,063 shares of the registrant's common stock, $l.50 par value, were outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE
     The sections "Outstanding Capital Stock; Principal Shareholders", "Nominees for Directors", "Executive Compensation", and "Transactions with Management" of the Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 1997, are incorporated by reference into Part III of this Form 10-K.

     Portions of the Annual Report to Shareholders for the year ended December 31, 1996, are incorporated by reference into Parts I and II of this Form 10-K.

                                    PART I

ITEM 1.   BUSINESS.

     Frozen Food Express Industries, Inc. (the "company") is the largest temperature-controlled trucking company in North America. References to the company herein, unless the context requires otherwise, include Frozen Food Express Industries, Inc., and its subsidiaries, all of which are wholly owned. In its 51 years of operation, the company has not experienced an unprofitable year. The company is also the only nationwide, full-service, temperature-controlled trucking company in the United States offering all of the following services:

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

     Following is a summary of certain financial and statistical data for the years ended December 31, 1992 through 1996 (LTL data also includes distribution shipments):

                             1996       1995       1994       1993       1992
                           --------   --------   --------   --------   --------
Revenue*
Full-truckload             $195,458   $180,598   $163,988   $129,549   $109,178
Less-than-truckload          92,496     87,783     88,328     80,965     72,864
Other                        23,474     23,964     22,304     16,875     12,846
                            -------    -------    -------    -------    -------
     Total                 $311,428   $292,345   $274,620   $227,389   $194,888
                            =======    =======    =======    =======    =======
Operating ratio                95.1%      94.7%      93.0%      93.2%      94.0%

Full-truckload
  Loaded miles*             145,785    135,469    121,106     97,753     83,247
  Shipments*                  158.1      142.9      128.1      106.6       92.9
  Revenue per shipment        1,236      1,264      1,280      1,215      1,175
  Loaded miles per load         922        948        945        917        896
Less-than-truckload
  Hundredweight*              8,652      8,296      8,670      8,116      6,848
  Revenue per hundredweight   10.69      10.58      10.19       9.98      10.64
  Shipments*                  304.6      292.1      305.2      292.0      253.3
  Revenue per shipment          304        301        289        277        288

     * In thousands

     Freight revenue, from motor carrier operations, has accounted for more than 90% of total operating revenue during each of the last five years. The percent of total freight revenue contributed by full-truckload operations and by LTL operations during the past five years is summarized below:

                                   Percent of Total Freight Revenue
                        ----------------------------------------------------
                        1996        1995        1994        1993        1992
                        ----        ----        ----        ----        ----
Full-truckload           68%         67%         65%         62%         60%
LTL and distribution     32          33          35          38          40
                        ----        ---         ---         ---         ---
  Total                 100%        100%        100%        100%        100%
                        ===         ===         ===         ===         ===

     The company offers nationwide "one call does all" services to about 7,000 customers, none of which accounted for more than 10% of total revenue during any of the past five years.

     During 1994 and 1995, the company expanded transportation services for customers shipping products to and from Mexico and Canada. Canadian operations are conducted with equipment operating directly under authority of the company. The company does not presently operate its tractors in Mexico. To provide service in Mexico, the company makes arrangements with railroads and Mexico-based motor carriers. Pursuant to these arrangements, the company interchanges its trailers with the Mexico freight service provider for movement within Mexico. During each of the three years ended December 31, 1996, approximately 6% of freight revenue was derived from international activities, for which the company collects primarily United States currency, principally from United States-based customers. During 1995 and 1996, continuing efforts to expand international activities were negatively impacted by the late 1994 devaluation of the Mexican peso, which significantly reduced the amount of United States freight destined by all motor carriers to Mexico.

TEMPERATURE-SENSITIVE MARKET

     More than 80% of the cargo transported by the company is temperature-sensitive. Examples are meat, poultry, seafood, processed foods, candy and other confectioneries, dairy products, pharmaceuticals, medical supplies, fruits and vegetables, cosmetics, film and heat-sensitive aerospace manufacturing materials.

     The common and contract hauling of temperature-sensitive cargo is highly fragmented and comprised primarily of carriers generating less than $50 million in annual revenue. Industry publications report that only 10 temperature-controlled carriers generated $100 million or more of revenue in 1995. In addition, many major food companies, food distribution firms and grocery chains continue to transport their products with their own fleets ("private carriage").

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

GROWTH STRATEGY

     The company has pursued a growth strategy that combines both internal growth and selected acquisitions. Since 1986, the company has purchased certain operating assets of several trucking companies. Among the purchased operations have been four full-truckload companies and the LTL and distribution assets of a regional company offering temperature-controlled service in the Southeast.

     During 1987-1988 the company began to commit its own equipment to the temperature-controlled, full-truckload segment. From the beginning of 1988 through 1996, the company-operated, full-truckload tractor fleet increased from 22 units to approximately 1,113 units. Recently, the company has placed renewed emphasis on expanding its fleet of independent contractor ("owner-operator") provided full-truckload tractors. As of December 31, 1996, the company's full-truckload fleet included 443 tractors provided by owner-operators. From 1992 through 1996, revenue from full-truckload operations increased from 60% to 68% of total freight revenue.

     The management of a number of factors is critical to a trucking company's growth and profitability, including:

     - Drivers: Driver shortages and high turnover can reduce revenue and increase operating expenses through reduced operating efficiency and higher recruiting costs. During the first half of 1992, the company experienced a driver shortage that at various times kept as many as 40 tractors off the road. The company's operations were not significantly affected by driver shortages during 1994, 1995 or 1996. The company maintains an active driver recruiting program and bases its employee-driver incentive pay package on longevity, safety, fuel efficiency and other operational goals. In addition, the company has continued to intensify its recruitment of truck driving school graduates. These "student-drivers" train with an experienced instructor-driver by riding as "second driver" and are paid student-driver wages by the company. They are assigned a tractor only after they have been qualified to become single drivers. At the end of 1996, the company had drivers for all of its tractors and had about 100 student drivers undergoing over-the-road training.

     - Owner-operators: The company actively seeks to expand its fleet with equipment provided by owner-operators. The owner-operator provides the tractor and driver to pull the company's loaded trailer. The owner-operator pays the drivers' wages, fuel, equipment-related expenses and other transportation expenses and receives a percentage of the revenue from each load. At the end of 1996, the company had contracts for 443 owner-operator tractors in its full-truckload divisions and 266 in its LTL operations.

     The percent of full-truckload and LTL revenue generated from shipments transported by owner-operators during each of the last five years is summarized below:

                                     Percent of Revenue from Shipments
                                      Transported by Owner-Operators
                             ------------------------------------------------
                             1996       1995       1994       1993       1992
                             ----       ----       ----       ----       ----
Full-truckload revenue        28%        24%        22%        23%        26%

Less-than-truckload revenue   71%        68%        65%        67%        68%

     - Fuel: Average per-gallon fuel costs (including fuel taxes) paid by the company were relatively stable during 1994 and 1995 but increased by 11% during 1996. The company attempts to mitigate the effect of increases in fuel costs primarily through the utilization of more fuel efficient tractors, by aggressively managing its fuel purchasing and, when market conditions allow, by obtaining freight rate increases and fuel adjustment charges from its customers. Due to competitive pressures resulting from the industry-wide oversupply of trucks, only about half of the increase in per-gallon fuel costs was recovered through such fuel adjustment charges during 1996.

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

     A major component of the company's risk management program is the enhancement of safety in its operations. The company has a safety department which conducts programs which include driver education and over-the-road observation. All drivers must meet or exceed specific guidelines relating to safety records, driving experience and personal standards, including a physical examination and mandatory drug testing. Drivers must also complete the company's training program, which includes tests for motor vehicle safety and over-the-road driving, and they must have a current Commercial Drivers License before being assigned a tractor. Student drivers undergo a more extensive training program as a second driver with an experienced instructor-driver. In accordance with federal regulations, the company conducts drug tests on all driver candidates and maintains a continuing program of random testing for use of such substances. Applicants who test positive for drugs are turned away and drivers who test positive for such substances are immediately disqualified from driving.

     For the last five years, the company has placed among the top three of the Truckload Carriers Association safety competition. The Truckload Carriers Association is the trucking industry's only association for truckload carriers. For 1996, the company was named the first place winner for fleets that drive 100 million miles, or more, a year.

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

     During 1996, the company expanded its use of computer and satellite technology to enhance efficiency and customer service. The satellite-based tracking and communication system provides automatic hourly updates of the position of each full-truckload tractor and permits real-time communication between operations personnel and drivers. Dispatchers relay pick-up and delivery times, weather and road information, route and fueling directions, and other instructions to the drivers while shipment status and other information are relayed by the drivers to the company's computers via the satellite.

     Currently, the company does not plan to increase the size of its company-operated, full-truckload fleet during 1997. Any expansion of the fleet will depend upon acquisitions, if any, of other motor carriers, developments in the nation's economy and demand for the company's services. Continued emphasis will be placed on improving the operating efficiency and increasing the utilization of this fleet through enhanced driver training and retention, seeking longer haul and more specialized business, and reducing the percentage of empty, non-revenue producing miles.

     - Less-than-truckload: Temperature-controlled LTL trucking is service and capital intensive. LTL freight rates are higher than those for full-truckload and are based on mileage, weight, type of commodity, space required in the trailer, pick-up and delivery. Management believes that only one other refrigerated LTL motor carrier competes with the company on a nationwide basis.

     Temperature-controlled LTL trucking requires a system of terminals, capable of holding refrigerated and frozen products, located at strategic distribution points across the United States. The company has 15 such LTL terminals. Terminals are located in or near New York City, Philadelphia, Atlanta, Orlando, Memphis, Nashville, Cincinnati, Chicago, Kansas City, Dallas, Houston, Denver, Salt Lake City, Oakland and Los Angeles. Several of these LTL terminals also serve as full-truckload driver centers where company-operated, full-truckload fleets are based.

     Efficient information management is essential to a successful temperature-controlled LTL operation. On a typical day, the company's LTL system handles about 5,000 shipments - about 3,000 on the road, 1,000 being delivered and 1,000 being picked up. In 1996, the LTL operation handled about 305,000 individual shipments.

     - Full-truckload: Temperature-controlled, full-truckload service requires a substantially lower capital investment for terminals and lower costs of shipment handling and information management than that of LTL. Pricing is based primarily on mileage, weight and type of commodity.

     At the end of 1996, the company's full-truckload tractor fleet consisted of about 1,113 tractors owned or leased by the company and 443 tractors contracted to the company by owner-operators, making it one of the five largest temperature-controlled, full-truckload carriers in North America.

     The company is continuing to expand its international and domestic transportation and logistics services which involve railroad-based "intermodal" long-haul transportation. In providing such service, the company contracts with railroads to transport loaded full-truckload trailers on railroad flat cars. The railroad is paid a fee for this service and the company uses its tractors to transport the trailers to and from railroad pick-up and drop-off points. During 1996 and 1995, approximately 5% of the company's full-truckload shipments were transported in this manner. By providing intermodal transportation services, the company is able to transport more loaded trailers (which require relatively lower capital investment) while engaging fewer tractors (which involve relatively higher capital investment). As a result of the expected continued emphasis on intermodal transportation, it is probable that the company's trailer fleet will continue to expand more rapidly than its tractor fleet. Also contributing to the increase in the trailer-to-tractor ratio from 1.3:1 at January 1, 1992, to 1.6:1 at yearend 1996 were continued expansion of dedicated fleet and short-haul, full-truckload services and, in general, the more rapid expansion of the company's full-truckload services in relation to its LTL service. Full-truckload services generally involve the utilization of more trailers to enable tractors to remain in service while idle trailers are being loaded and unloaded.

     In addition to the LTL terminals, which also serve as full-truckload employee-driver centers, full-truckload activities are conducted from terminals in Dallas, Fort Worth and Laredo, Texas. Laredo, located on the Texas-Mexico border, is the drop-off point for company trailers, which are picked up by a Mexican trucking company for movement into Mexico's interior. The company also maintains small centers for employee-driver recruitment in Waco and Amarillo, Texas; Phoenix, Arizona; and Shreveport, Louisiana.

EQUIPMENT

     The company acquires premium company-operated tractors in order to help attract and retain qualified employee-drivers, promote safe operations, minimize maintenance and repair costs and assure dependable service to its customers. Management believes that the higher initial investment for its equipment is recovered through more efficient vehicle performance and improved resale value. The company has a three-year replacement policy for its full-truckload tractors. As a result, most repair costs are recovered through efficient vehicle performance and manufacturers' warranties. The three-year replacement policy also enables the company to maximize its fuel efficiency by benefiting from technological improvements in both engine efficiency and aerodynamics. During 1997, the company plans to replace about 300 tractors. Management expects that the new tractors' average miles-per-gallon will improve over that of the tractors being replaced. In order to minimize fuel consumption, the company includes a fuel efficiency driving bonus in its employee-driver incentive pay package.

REGULATION

     The company's interstate operations are subject to regulation by the United States Department of Transportation, which regulates driver qualifications, safety, equipment standards and insurance requirements. The company is also subject to regulation of various state regulatory agencies with respect to certain aspects of its intrastate operations. State regulations generally involve the weight and dimensions of equipment and safety. Effective January 1, 1995, the United States government rescinded the authority of states to restrict intrastate operating authority or to regulate rates and tariffs with regard to intrastate operations. The company does not anticipate that this will significantly affect its operating results.

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

EMPLOYEES

     A comparison of company's employees as of December 31, 1996 and 1995, is as follows:

                                 Dec. 31, 1996     Dec. 31, 1995
                                 -------------     -------------
Freight Operations:
   Drivers and Trainees              1,667             1,614
   Non-driver personnel
      Full time                        658               653
      Part time                        147               150
                                     -----             -----

   Total Freight Operations          2,472             2,417
   Non-freight Operations              132               136
                                     -----             =====
   Total                             2,604             2,553
                                     =====             =====

     The increase in non-driver personnel resulted primarily from the increased use of employee-driver recruiting, safety, sales, dispatch and other operations support personnel associated with the increased size of the company-operated, full-truckload fleet. The increase in employee-drivers is the result of the addition of company-operated equipment during 1996.

REFRIGERATION EQUIPMENT SALES AND SERVICE

     The company, through a subsidiary, is a franchised distributor for Wabash trailers and Carrier-Transicold brand truck and trailer refrigeration equipment. Its primary area of sales and service responsibility is Texas. This subsidiary is engaged in the sales, service and rental of trailers and a variety of refrigeration and air conditioning equipment and provides refrigeration units and service for the company's trailers. Such operations contributed 7.5% of the company's 1996 consolidated revenue and 6.2% of the consolidated operating profit (after elimination of inter-company transactions). The company competes in its service area with several other dealers and distributors of similar refrigeration equipment, but is the only distributor for Carrier-Transicold products in portions of Texas.

OUTLOOK

     Certain statements contained in this Report on Form 10-K, including statements regarding the anticipated development and expansion of the company's business or the industry in which the company operates, the intent, belief or current expectations of the company, its directors or its officers, primarily with respect to the future operating performance of the company and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied from such forward-looking statements.

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

     The Florida terminal, which is near Orlando, Florida, is owned by the company and consists of three buildings on approximately 15 acres of land, a dock facility of approximately 16,000 square feet, a shop of approximately 4,000 square feet and an office building.

     The company also owns a terminal and land in Avenel, New Jersey, which is near New York City. The building, on about five acres of land, contains approximately 17,000 square feet.

     At December 31, 1996, the company also maintained leased terminal or office facilities in or near the following cities:

          Amarillo, TX             Nashville, TN
          Atlanta, GA              Norman, OK
          Avenel, NJ               Oakland, CA
          Baton Rouge, LA          Oklahoma City, OK
          Chicago, IL              Philadelphia, PA
          Cincinnati, OH           Phoenix, AZ
          Denver, CO               Salt Lake City, UT
          Fort Worth, TX           Shreveport, LA
          Houston, TX              Springfield, IL
          Kansas City, MO          Tulsa, OK
          Laredo, TX               Waco, TX
          Los Angeles, CA          Wichita Falls, TX
          Memphis, TN              Winter Haven, FL

     Lease terms range from one month to six years. These terminals range in size from a small amount of office space to a terminal with office and dock facilities totaling approximately 44,000 square feet.

     The company expects that present facilities will be sufficient to support its operations in the near term.

     The following table sets forth certain information regarding revenue equipment utilized by the company at December 31, 1996 and 1995:

                                       Age in Years
                         ----------------------------------------
TRACTORS                 Less than 1     1 thru 3      4 or more        Total
                         -----------   ------------   -----------   -------------
                         1996   1995   1996    1995   1996   1995    1996    1995
                         ----   ----   ----   -----   ----   ----   -----   -----
Company-operated          477    150    722     949      3     50   1,202   1,149
Owner-operator provided    90     91    219     221    394    355     703     667
                          ---    ---    ---   -----    ---    ---   -----   -----
     Total                567    241    941   1,170    397    405   1,905   1,816
                          ===    ===    ===   =====    ===    ===   =====   =====

                                     Age in Years
                        ----------------------------------------
TRAILERS                Less than 1     1 thru 5      6 or more       Total
                        -----------   ------------   -----------   -------------
                        1996   1995    1996   1995   1996   1995    1996    1995
                        ----   ----   -----   ----   ----   ----   -----   -----
Company-provided         414    163   1,823   1,916   761    691   2,998   2,770
Owner-operator provided   --      2      13      15     7     10      20      27
                         ---    ---   -----   -----   ---    ---   -----   -----
     Total               414    165   1,836   1,931   768    701   3,018   2,797
                         ===    ===   =====   =====   ===    ===   =====   =====

     The increases in the number of company-operated tractors and trailers during 1996 and 1995 resulted primarily from the addition of new equipment during each year for use in the company's full-truckload operations.

     Approximately 80% of the company's 2,998 trailers are insulated and equipped with refrigeration units capable of providing the temperature control necessary to handle perishable freight. Trailers that are used primarily in LTL operations are equipped with movable partitions permitting the transportation of goods requiring maintenance of different temperatures. The company also operates a fleet of non-refrigerated trailers in its "dry freight" full-truckload operation. Company-operated trailers are primarily 102 inches wide. Older refrigerated trailers are 48 feet long, while newer refrigerated and substantially all non-refrigerated trailers are 53 feet long.

     The company's general policy is to replace its company-operated, heavy-duty tractors every three years. Company-operated, full-truckload trailers are usually retired after seven years of service. Occasionally, retired equipment is kept by the company for use in local delivery operations.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of shareholders of the company during the fourth quarter of 1996.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS.

     The information regarding cash dividends, common stock price per share and common stock trading volume set forth under the caption "Quarterly Financial, Stock and Dividend Information" appearing on page 28 of the Annual Report to Shareholders for the year ended December 31, 1996, is incorporated by reference into this Report.

ITEM 6.   SELECTED FINANCIAL DATA.

     The information set forth under the caption "Eleven-Year Statistics and Financial Data" appearing on pages 16 and 17 of the Annual Report to Shareholders for the year ended December 31, 1996, is incorporated by reference into this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 18 through 20 of the Annual Report to Shareholders for the year ended December 31, 1996, is incorporated by reference into this Report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          (a) The following Consolidated Financial Statements of Frozen Food Express Industries, Inc., and Report of Arthur Andersen LLP, Independent Public Accountants, with respect thereto set forth on pages 21 through 28 of the Annual Report to Shareholders for the year ended December 31, 1996, are incorporated by reference into this Report:

          Consolidated Statements of Income -- Years ended December 31,
               1996, 1995 and 1994.

          Consolidated Balance Sheets -- December 31, 1996 and 1995.

          Consolidated Statements of Cash Flows -- Years ended December
               31, 1996, 1995 and 1994.

          Consolidated Statements of Shareholders' Equity -- Years ended
               December 31, 1996, 1995 and 1994.

          Notes to Consolidated Financial Statements.

          Report of Arthur Andersen LLP, Independent Public Accountants.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     In accordance with General Instruction G to Form 10-K, the information required by Item 10 is incorporated herein by reference from the portion of the company's Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 1997, appearing under the caption "Nominees for Directors".

ITEM 11.  EXECUTIVE COMPENSATION.

     In accordance with General Instruction G to Form 10-K, the information required by Item 11 is incorporated herein by reference from the portions of the company's Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 1997, appearing under the captions "Executive Compensation" and "Transactions with Management".

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     In accordance with General Instruction G to Form 10-K, the information required by Item 12 is incorporated herein by reference from the portions of the company's Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 1997, appearing under the captions "Outstanding Capital Stock; Principal Shareholders" and "Nominees for Directors".

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In accordance with General Instruction G to Form 10-K, the information required by Item 13 is incorporated herein by reference from the portions of the company's Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 1997, appearing under the captions "Nominees for Directors", "Transactions with Management" and "Executive Compensation".

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  1. & 2.   Financial Statements and Financial Statement Schedules:

               The financial statements listed in the index to financial statements and financial statement schedules in Item 8 on page 13 hereof are filed as part of this Annual Report.

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

     10.2 Amended and Restated Credit Agreement, dated December 30, 1992, among the registrant and its subsidiaries and Wells Fargo Bank (formerly First Interstate Bank of Texas, N.A.), as agent; Texas Commerce Bank, National Association; and
               The First National Bank of Boston (filed as Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992; SEC File Number 1-10006 and incorporated herein by reference).

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

     10.12 Frozen Food Express Industries, Inc. Employee Stock Option Plan (filed as Exhibit 4.1 to Registrant's Registration #333-21831 as filed with the Commission, and incorporated herein by reference).

     10.13     FFE Transportation Services, Inc. 401(k) Wrap Plan.

     10.14 First through Sixth Amendments to Savings Plan for Employees of Frozen Food Express Industries, Inc.

     11.1 Computation of net income per share of common stock, assuming full dilution (incorporated by reference to Footnote 8 to the financial statements appearing in the Annual Report to Shareholders of the Registrant for the year ending
               December 31, 1996).

     13.1 Annual Report to Shareholders of the Registrant for the year ended December 31, 1996. Except for those portions of such Annual Report to Shareholders expressly incorporated by reference into this Report, such Annual Report to Shareholders is furnished solely for the information of the Securities and Exchange Commission and shall not be deemed a "Filed" Document.

     21.1      Subsidiaries of Frozen Food Express Industries, Inc.

     25.1      A Power of Attorney is found on page 19 of this Report.

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

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                       COVERED BY REPORT OF INDEPENDENT
                              PUBLIC ACCOUNTANTS

                                                                 Annual Report
                                                                to Shareholders
                                                                ---------------
Consolidated Statements of Income -- Years ended December 31,
     1996, 1995 and 1994                                               21

Consolidated Balance Sheets -- December 31, 1996 and 1995              22

Consolidated Statements of Cash Flows -- Years ended December
     31, 1996, 1995 and 1994                                           23

Consolidated Statements of Shareholders' Equity -- Years ended
     December 31, 1996, 1995 and   1994                                24

Notes to Consolidated Financial Statements                             25

Report of Arthur Andersen LLP, Independent Public Accountants          28

Supplementary Information -- Quarterly financial data (unaudited)      28

     Financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

     The financial statements listed in the above index, which are included in the Annual Report to Shareholders of Frozen Food Express Industries, Inc., for the year ended December 31, 1996, are hereby incorporated by reference, and are filed herewith as Exhibit 13.1.

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

                                FROZEN FOOD EXPRESS INDUSTRIES, INC.

Date: March 26, 1997            By /s/ Burl G. Cott
      --------------               --------------------------------------------
                                   Burl G. Cott
                                   Senior Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 26, 1997               /s/ Stoney M. Stubbs, Jr.
      --------------               --------------------------------------------
                                   Stoney M. Stubbs, Jr.,
                                   Chairman of the Board of Directors and
                                   President (Principal Executive Officer)

Date: March 26, 1997               /s/ Burl G. Cott
      --------------               --------------------------------------------
                                   Burl G. Cott,
                                   Senior Vice President and Director
                                   (Principal Financial and Accounting Officer)

Date: March 26, 1997               /s/ Charles G. Robertson
      --------------               --------------------------------------------
                                   Charles G. Robertson
                                   Executive Vice President and Director

Date: March 26, 1997               /s/ Edgar O. Weller
      --------------               --------------------------------------------
                                   Edgar O. Weller
                                   Vice Chairman of the Board of Directors

Date: March 26, 1997               /s/ Brian R. Blackmarr
      --------------               --------------------------------------------
                                   Brian R. Blackmarr, Director

Date: March 26, 1997               /s/ Leroy Hallman
      --------------               --------------------------------------------
                                   Leroy Hallman, Director

Date: March 26, 1997               /s/ W. Grogan Lord
      --------------               --------------------------------------------
                                   W. Grogan Lord, Director

Date: March 26, 1997               /s/ T. Michael O'Connor
      --------------               -----------------------------------
                                   T. Michael O'Connor, Director