Form 10-K/A
period 1996-12-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 1997-03-31
CIK 39273

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-K/A
(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1996

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

     Item 8 of the Form 10-K is amended by adding the financial statement and supplementary data required to be filed on Form 10-K for the fiscal year ended December 31, 1996.

     On March 31, 1997, it came to the Registrant's attention that the Registrant's Form 10-K which was filed with the Commission on March 27, 1997
omitted the information contained in Exhibit 13.1 filed herewith.   Said
Exhibit is incorporated by reference into Registrant's Form 10-K filed with the Commission on March 27, 1997, SEC File Number 1-10006.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  1. & 2.  Financial Statements and Financial Statement Schedules:

              The financial statements listed in the index to financial statements and financial statement schedules in Item 8 on page 7 hereof are filed as part of this Annual Report.

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

     10.8     FFE Transportation Services, Inc., Employee Stock Ownership Plan
              (filed as Exhibit 10.8 to Registrant's Annual Report on Form 10-
              K for the fiscal year ended December 31, 1994; SEC File Number 1-
              10006 and incorporated herein by reference).

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

     10.13    FFE Transportation Services, Inc. 401(k) Wrap Plan (filed as
              Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996; SEC File Number 1-10006 and incorporated herein by reference).

     10.14    First through Sixth Amendments to Savings Plan for Employees of
              Frozen Food Express Industries, Inc. (filed as Exhibit 10.14 to
              Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996; SEC File Number 1-10006 and incorporated herein by reference).

     11.1 Computation of net income per share of common stock, assuming full dilution (incorporated by reference to Footnote 8 to the financial statements appearing in the Annual Report to Shareholders of the Registrant for the year ending December 31,
              1996).

     13.1 Annual Report to Shareholders of the Registrant for the year ended December 31, 1996. (Except for those portions of such Annual Report to Shareholders expressly incorporated by reference into this Report, such Annual Report to Shareholders is furnished solely for the information of the Securities and Exchange Commission and shall not be deemed a "Filed" Document.)

     21.1     Subsidiaries of Frozen Food Express Industries, Inc. (filed as
              Exhibit 21.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996; SEC File Number 1-10006 and incorporated herein by reference).

     25.1 A Power of Attorney is found on page 14 of this Report (filed as Exhibit 25.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996; SEC File Number 1-10006 and incorporated herein by reference).

     27       Financial Data Schedule (filed as Exhibit 27 to Registrant's
              Annual Report on Form 10-K for the fiscal year ended December
              31, 1996; SEC File Number 1-10006 and incorporated herein by reference).

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed by the company during the last quarter of the period covered by this Report.

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                       COVERED BY REPORT OF INDEPENDENT
                              PUBLIC ACCOUNTANTS

                                                                        Annual Report
                                                                   to Shareholders
Consolidated Statements of Income -- Years ended December 31,                 21
     1996, 1995 and 1994

Consolidated Balance Sheets -- December 31, 1996 and 1995                     22

Consolidated Statements of Cash Flows -- Years ended December 31,             23
     1996, 1995 and 1994

Consolidated Statements of Shareholders' Equity -- Years ended                24
     December 31, 1996, 1995 and 1994

Notes to Consolidated Financial Statements                                    25

Report of Arthur Andersen LLP, Independent Public Accountants                 28

Supplementary Information -- Quarterly financial data (unaudited)             28

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

                         FROZEN FOOD EXPRESS INDUSTRIES, INC.

Date: March 31, 1997     By /s/ Burl G. Cott
      --------------        ------------------------------------------------
                            Burl G. Cott
                            Senior Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 1997     By /s/ Stoney M. Stubbs, Jr. *
      --------------        ------------------------------------------------
                            Stoney M. Stubbs, Jr.,
                            Chairman of the Board of Directors and President
                            (Principal Executive Officer)

Date: March 31, 1997         /s/ Charles G. Robertson *
      --------------        ------------------------------------------------
                            Charles G. Robertson
                            Executive Vice President and Director

Date: March 31, 1997     /s/ Edgar O. Weller *
      --------------        ------------------------------------------------
                            Edgar O. Weller
                            Vice Chairman of the Board of Directors

Date: March 31, 1997     /s/ Brian R. Blackmarr *
      --------------        ------------------------------------------------
                            Brian R. Blackmarr, Director

Date: March 31, 1997     /s/ Leroy Hallman *
      --------------        ------------------------------------------------
                            Leroy Hallman, Director

Date: March 31, 1997     /s/ W. Grogan Lord *
      --------------        ------------------------------------------------
                            W. Grogan Lord, Director

Date: March 31, 1997     /s/ T. Michael O'Connor *
      --------------        ------------------------------------------------
                            T. Michael O'Connor, Director

* By: /s/Burl G. Cott
      ---------------
      Burl G. Cott
      Attorney-in-Fact