Form 10-Q
period 1997-03-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 1997-05-13
CIK 39273

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 1997

                                      or

[ ]  Transition  Report  Pursuant  to Section 13 or  15(d)  of  the  Securities
     Exchange    Act    of    1934    for   the    transition    period    from
     ______________________________ to ______________________________

                        Commission File Number 1-10006

                     Frozen Food Express Industries, Inc.

            (Exact name of registrant as specified on its charter)

        Texas                                                    75-1301831
-------------------------------------------------------------------------------
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                              Identification No.)

1145 Empire Central Place Dallas, Texas                          75247-4309
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                (2l4) 630-8090
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     None
-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                             [X] Yes        [ ] No

As of May 5, 1997, 16,689,000 shares of the Registrant's Common Stock, $1.50 par value, were outstanding.

                                     INDEX

                    PART I - FINANCIAL INFORMATION


                                                               Page No.
                                                               --------
Item l.  Financial Statements

         Consolidated Condensed Balance Sheets -
         March 31, 1997 and December 31, 1996                     2

         Consolidated Statements of Income -
         Three months ended March 31, 1997 and 1996               3

         Consolidated Condensed Statements of Cash Flows -
         Three months ended March 31, 1997 and 1996               4

         Notes to Consolidated Condensed Financial Statements     5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations            7


                     PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                        10

         Exhibit 27.1 - Financial Data Schedule                  12

             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                                (In thousands)
                                  (Unaudited)

                                                      March 31,      Dec. 31,
                                                        1997           1996
                                                      --------       --------
Assets
Current assets
  Cash and cash equivalents                           $  1,020       $  6,670
  Accounts receivable, net                              44,433         39,464
  Inventories                                            7,807          8,440
  Tires on equipment in use                              5,233          5,517
  Other current assets                                   5,737          5,395
                                                       -------        -------
     Total current assets                               64,230         65,486

Property and equipment, net                             58,529         51,880
Other assets                                            12,483         12,188
                                                       -------        -------
                                                      $135,242       $129,554
                                                       =======        =======
Liabilities and Shareholders' Equity
Current liabilities
  Trade accounts payable                              $ 10,392       $ 13,997
  Accrued claims liabilities                             6,295          6,887
  Accrued payroll                                        3,044          4,950
  Other                                                  6,433          5,490
                                                       -------        -------
     Total current liabilities                          26,164         31,324

Long-term debt                                           9,000            --
Deferred credits and non-current liabilities            14,700         14,277
                                                       -------        -------
     Total liabilities and deferred credits             49,864         45,601
                                                       -------        -------

Shareholders' equity
  Common stock                                          25,921         25,921
  Paid-in capital                                        3,765          3,462
  Retained earnings                                     58,257         57,386
                                                       -------        -------
                                                        87,943         86,769

  Less - Treasury stock                                  2,565          2,816
                                                       -------        -------
  Total shareholders' equity                            85,378         83,953
                                                       -------        -------
                                                      $135,242       $129,554
                                                       =======        =======

                            See accompanying notes.

             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                   (In thousands, except per-share amounts)
                                  (Unaudited)

                                                       For the Three Months
                                                          Ended March 31,
                                                      -----------------------
                                                       1997           1996
                                                      -------        -------
Revenue
  Freight revenue                                     $67,826        $67,809
  Non-freight revenue                                   4,860          6,364
                                                       ------         ------
                                                       72,686         74,173
                                                       ------         ------
Operating Expenses
  Freight operating expenses
    Salaries, wages and related expenses               16,517         17,227
    Purchased transportation                           15,924         15,752
    Supplies and expenses                              19,069         19,190
    Revenue equipment rent                              5,612          4,836
    Communications and utilities                          833            867
    Insurance and claims                                2,925          3,428
    Depreciation                                        2,432          2,511
    Operating taxes and licenses                        1,193          1,281
    Gain on sale of equipment                            (552)          (168)
    Miscellaneous expense                                 811            644
                                                       ------         ------
                                                       64,764         65,568
  Non-freight costs and operating expenses              4,974          6,262
                                                       ------         ------
                                                       69,738         71,830
                                                       ------         ------
Income from operations                                  2,948          2,343

Interest and other expense                                978            582
                                                       ------         ------

Income before income tax                                1,970          1,761
Provision for income tax                                  599            411
                                                       ------         ------
Net income                                            $ 1,371        $ 1,350
                                                       ======         ======

Net income per share of common stock
  Primary and fully diluted                           $   .08        $   .08
                                                       ======         ======

Weighted average fully diluted shares                  16,672         16,835
                                                       ======         ======

                            See accompanying notes.


             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)


                                                       For the Three Months
                                                          Ended March 31,
                                                     -------------------------
                                                        1997            1996
                                                     ---------        --------
Net cash used in operating activities                $ (5,176)        $(1,564)
                                                      -------          ------

Cash flows from investing activities
  Expenditures for property and equipment             (10,615)         (2,652)
  Proceeds from sale of property and equipment          1,800             400
  Company owned life insurance and other                 (466)           (876)
                                                      -------          ------

Net cash used in investing activities                  (9,281)         (3,128)
                                                      -------          ------

Cash flows from financing activities
  Borrowings under revolving credit agreement          10,000           8,000
  Payments against revolving credit agreement          (1,000)         (6,000)
  Dividends paid                                         (500)           (492)
  Net treasury stock activity                             307             468
                                                      -------          ------

Net cash provided by financing activities               8,807           1,976
                                                      -------          ------

Net decrease in cash and cash equivalents              (5,650)         (2,716)
Cash and cash equivalents at beginning of year          6,670           7,480
                                                      -------          ------

Cash and cash equivalents at end of quarter          $  1,020         $ 4,764
                                                      =======          ======

                            See accompanying notes.

             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
             Notes to Consolidated Condensed Financial Statements
                            March 31, 1997 and 1996
                                  (Unaudited)

1.   BASIS OF PRESENTATION

The consolidated financial statements include Frozen Food Express Industries, Inc. (FFEX) and its subsidiary companies (the company), all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and have not been audited or reviewed by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations have been made. Pursuant to SEC rules and regulations, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. FFEX believes that the disclosures contained herein, when read in conjunction with the financial statements and notes included, or incorporated by reference, in FFEX's Form 10-K filed with the SEC on March 27, 1997, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes (included, or incorporated by reference), in the aforementioned report on Form 10-K.

2.   FINANCING AND INVESTING ACTIVITIES NOT AFFECTING CASH

During the three months ended March 31, 1997 and 1996, the company funded contributions to its Employee Savings Plan by transferring 27,052 and 25,005 shares, respectively, of treasury stock to the Plan trustee. The fair market value of the transferred shares was approximately $250,000 for 1997 and approximately $225,000 for 1996.

3.   SHAREHOLDERS' EQUITY

As of March 31, 1997 and 1996, respectively, there were 16,705,000 and 16,376,000 shares of stock outstanding.

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

5.   EARNINGS PER SHARE

The company intends to adopt Financial Accounting Standard No. 128, "Earnings Per Share" (FAS 128) effective December 15, 1997. FAS 128 requires the replacement of "primary" earnings per share with "basic" earnings per share and "fully diluted" earnings per share with "diluted" earnings per share. Had the company adopted FAS No. 128 for the quarter ended March 31, 1997, there would have been no impact on reported earnings per share.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table below sets forth, as a percentage of freight revenue, certain major operating expenses for the three-month periods ended March 31, 1997 and 1996.

                                                       Three Months
                                                      Ended March 31,
                                                    -------------------
                                                    1997           1996
                                                    ----           ----
Salaries, wages and related expenses                24.4%          25.4%
Purchased transportation                            23.5           23.2
Supplies and expenses                               28.1           28.3
Revenue equipment rent                               8.3            7.1
Insurance and claims                                 4.3            5.1
Depreciation                                         3.6            3.7
Other                                                3.3            3.9
                                                    ----           ----
Total freight operating expenses                    95.5%          96.7%
                                                    ====           ====

During  the  first  quarter of 1997, revenue fell by 2.0% to  $72,685,000  with
freight  revenue up $17,000 and non-freight revenue down $1.5  million.   Less-
than-truckload  (LTL)  revenue  was 1.9% higher  while  full-truckload  revenue declined by less than 1% as compared to the same period of 1996.

During  the first three months of 1997 freight revenue included fuel adjustment
charges,  the  amount of which was negligible during the 1996  quarter.   These
charges, which are triggered by increases in the market price of fuel, are  the primary cause of 1997's slightly higher revenue.

The 1997 decline in non-freight revenue was primarily attributable to an unusually large sale of trailer refrigeration units which occurred during the first quarter of 1996.

During  the  first  quarter  of 1997 available refrigerated  trucking  capacity exceeded  the  demand  for refrigerated motor carrier transportation  services.
This  oversupply of trucks, which also existed during most of  1995  and  1996, decreased  utilization and productivity and placed downward pressure  on  full-
truckload  freight  rates.  In addition, higher diesel fuel prices  during  the
1997  first quarter increased the company's per-gallon fuel costs by almost  7%
over  1996's first quarter.  During the 1997 quarter, the higher cost  of  fuel was  only  partially offset by increased revenue from fuel adjustment  charges.
Severe  winter  weather  in the midwest and northeast  also  slowed  operations during the first quarter.


The industry oversupply of refrigerated trucks, higher fuel costs and severe winter weather were the primary factors which adversely impacted operating results during the first quarters of 1997 and 1996 as net income for the first three months of 1997 was almost equal to that for the same period of 1996 which was $436,000 less than the same quarter of 1995.

The number of tractors in the fleet of company-operated, full-truckload equipment rose from approximately 1,110 at the beginning of 1997 to about 1,135 by the end of the quarter, while the number of full-truckload tractors provided by owner-operators decreased by about 30 units to a total of about 400 by quarter end.

Full-truckload activities, which contributed 68% of freight revenue during both first quarters of 1997 and 1996, are conducted primarily with company-operated equipment, while LTL activities are conducted primarily with equipment provided by owner-operators. Fluctuations in the amount of total freight handled by company-operated versus owner-operated provided equipment, impacted the percent of freight revenue absorbed by the various categories of operating expenses between the two quarters.

During the first quarter of 1997, the percentage of freight revenue absorbed by salaries, wages and related expenses was 24.4%, as compared to 25.4% during the
year-ago  quarter.   Conversely, the portion of  freight  revenue  absorbed  by purchased  transportation, which consists principally  of  payments  to  owner-
operators, rose from 23.2% in 1996 to 23.5% in 1997.

Insurance and claims expenses fell from 5.1% to 4.3% of freight revenue between the first quarters of 1996 and 1997 as a result of more favorable experience with regard to claims associated with vehicular accidents.

Revenue equipment rent, which is primarily related to the company-operated, full-truckload fleet, rose from 7.1% to 8.3% of freight revenue while depreciation expense declined from 3.7% to 3.6% of freight revenue. These changes resulted primarily from the addition of new leased tractors and from the replacement of owned equipment with new leased tractors. Gains on sale of equipment rose from $168,000 to $552,000 between the quarters. The volume of owned equipment dispositions tends to vary between quarters.

Income from operations rose by 26% during the first quarter of 1997.

Interest  and  other  expense rose from $582,000 to $978,000  between  the  two quarters.  This  increase is related to increased borrowings  during  the  1997 quarter  to finance capital expenditures and working capital and to an increase in  borrowings  during  the  1997 quarter to finance capital  expenditures  and working capital and to an increase in net expenses associated with the company-
owned life insurance (COLI) program.

Pre-tax income rose by 12% during the first quarter of 1997.

The  provision for income tax was 30.4% of pre-tax income for the first quarter of  1997,  as compared to 23.3% for 1996.  The lower 1996 effective income  tax rate is primarily attributable to permanent tax savings resulting from the COLI
program.   The amount of the tax reduction exceeds the aforementioned net  COLI expenses  included  in  interest and other expenses.  The  increased  1997  tax provision resulted primarily from the impact of recent legislation which limits deductibility of interest expenses associated with COLI programs.


LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain a strong financial structure with a good working capital position and strong capital resources. At March 31, 1997, working capital was $38.1 million as compared to $34.2 million at December 31, 1996.

During  the  first quarter of 1997, net cash used in operating  activities  was
$5,176,000,  as  compared  to  $1,564,000 in the  same  period  of  1996.   The
increased  consumption  of  cash  was related primarily  to  increased  working capital requirements.

As of March 31, 1997, the unused portion of the company's $50,000,000 revolving
credit  facility  totaled  approximately $36,000,000.   This  availability  was
approximately $45,000,000 at December 31, 1996.


                          PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27.1 Financial Data Schedule

          (b)  No reports on Form 8-K were filed during the quarter ended
               March 31, 1997.


                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                              FROZEN FOOD EXPRESS INDUSTRIES, INC.
                              ----------------------------------------------

                              (Registrant)



May 12, 1997                  By:  /s/Stoney M. Stubbs, Jr.
                                   ------------------------------------------
                                   Stoney M. Stubbs, Jr.
                                   Chairman of the Board



May 12, 1997                  By:  /s/Burl G. Cott
                                   ------------------------------------------
                                   Burl G. Cott
                                   Senior Vice President
                                   Principal Financial and Accounting Officer

                                     -11-

