Form 10-Q
period 1997-06-30
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 1997-08-14
CIK 39273

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 1997

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________________ to ____________________

                        Commission File Number 1-10006

                     Frozen Food Express Industries, Inc.
_______________________________________________________________________________
            (Exact name of registrant as specified on its charter)

          Texas                                           75-1301831
_______________________________________________________________________________
     (State or other jurisdiction of                    (IRS Employer
     incorporation or organization)                    Identification No.)

     1145 Empire Central Place          Dallas, Texas      75247-4309
_______________________________________________________________________________
(Address of principal executive offices)                   (Zip Code)

                                (2l4) 630-8090
_______________________________________________________________________________
             (Registrant's telephone number, including area code)

                                     None
_______________________________________________________________________________
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                             [X] Yes        [ ] No

As of August 4, 1997, 16,807,603 shares of the Registrant's Common Stock, $1.50 par value, were outstanding.

                                     INDEX

                  PART I - FINANCIAL INFORMATION

                                                                      Page No.
Item l.  Financial Statements

         Consolidated Condensed Balance Sheets -
         June 30, 1997 and December 31, 1996                             2

         Consolidated Statements of Income -
         Three and six months ended June 30, 1997 and 1996               3

         Consolidated Condensed Statements of Cash Flows -
         Six months ended June 30, 1997 and 1996                         4

         Notes to Consolidated Condensed Financial Statements            5

Item 2.  Management's Discussion and Analysis of                         7
         Financial Condition and Results of Operations


                         PART II - OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders              10

Item 6.  Exhibits and Reports on Form 8-K                               10

         Exhibit 27.1 - Financial Data Schedule                         12

             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                                (In thousands)
                                  (Unaudited)

                                              June 30,     Dec. 31,
                                                1997         1996
                                              --------     --------
ASSETS
Current assets
  Cash                                        $  5,510     $  6,670
  Accounts receivable, net                      40,853       39,464
  Inventories                                    9,491        8,440
  Tires                                          4,675        5,517
  Other current assets                           2,852        5,395
                                               -------       ------
   Total current assets                         63,381       65,486

Property and equipment, net                     57,516       51,880
Other assets                                    13,796       12,188
                                               -------      -------
                                              $134,693     $129,554
                                               =======      =======
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Trade accounts payable                      $ 12,141     $ 13,997
  Accrued claims liabilities                     6,287        6,887
  Accrued payroll                                4,185        4,950
  Other                                          7,073        5,490
                                               -------      -------
   Total current liabilities                    29,686       31,324

Long-term debt                                   1,000            -
Other and deferred credits                      15,698       14,277
                                               -------      -------
  Total liabilities and deferred credits        46,384       45,601
                                               -------      -------
Shareholders' equity
  Common stock                                  25,921       25,921
  Paid-in capital                                4,298        3,462
  Retained earnings                             60,526       57,386
                                               -------      -------
                                                90,745       86,769
  Less - Treasury stock                          2,436        2,816
                                               -------      -------
   Total shareholders' equity                   88,309       83,953
                                               -------      -------
                                              $134,693     $129,554
                                               =======      =======

                            See accompanying notes.

             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                   (In thousands, except per-share amounts)
                                  (Unaudited)

                                            For the Three Months     For the Six Months
                                               Ended June 30,          Ended June 30,
                                            --------------------     ------------------
                                             1997         1996         1997      1996
                                            -------      -------     --------  --------
Revenue
 Freight revenue                            $72,017      $72,662     $139,843  $140,471
 Non-freight revenue                          9,239        6,747       14,099    13,111
                                             ------       ------      -------   -------
                                             81,256       79,409      153,942   153,582
                                             ------       ------      -------   -------
Costs and expenses
 Freight operating expenses
  Salaries, wages and related expenses       18,170       18,273       34,687    35,500
  Purchased transportation                   16,665       17,775       32,589    33,527
  Supplies and expenses                      19,876       19,375       38,945    38,565
  Revenue equipment rent                      5,506        5,357       11,118    10,193
  Communications and utilities                  834          917        1,667     1,784
  Insurance and claims                        2,843        2,910        5,768     6,338
  Depreciation                                2,476        2,229        4,908     4,740
  Operating taxes and licenses                1,184        1,277        2,377     2,558
  Gain on sale of equipment                    (113)        (317)        (665)     (485)
  Miscellaneous expense                         918          712        1,729     1,356
                                             ------       ------      -------   -------
                                             68,359       68,508      133,123   134,076
 Non-freight costs and operating expenses     8,783        6,330       13,757    12,592
                                             ------       ------      -------   -------
                                             77,142       74,838      146,880   146,668
                                             ------       ------      -------   -------
Income from operations                        4,114        4,571        7,062     6,914

Interest and other expense                      161          921        1,139     1,503
                                             ------       ------      -------   -------
Income before income tax                      3,953        3,650        5,923     5,411
Provision for income tax                      1,181          896        1,780     1,307
                                             ------       ------      -------   -------
Net income                                  $ 2,772      $ 2,754     $  4,143  $  4,104
                                             ======       ======      =======   =======
Net income per share of common stock
 Primary and fully diluted                  $   .17      $   .16     $    .25  $    .24
                                             ======       ======      =======   =======
Weighted average fully diluted shares        16,738       16,840       16,705    16,801
                                             ======       ======      =======   =======

                            See accompanying notes.

             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                             For the Six
                                                        Months Ended June 30,
                                                       -----------------------
                                                         1997           1996
                                                       --------       --------
Net cash provided by operating activities              $ 10,216       $    478
                                                        -------        -------
Cash flows from investing activities
 Expenditures for property and equipment                (11,573)        (3,373)
 Proceeds from sale of property and equipment             2,868            944
 Company owned life insurance and other                  (2,747)        (5,737)
                                                        -------        -------

Net cash used in investing activities                   (11,452)        (8,166)
                                                        -------        -------

Cash flows from financing activities
 Borrowings under revolving credit agreement             19,000         20,000
 Payments against revolving credit agreement            (18,000)       (15,000)
 Dividends paid                                          (1,003)          (985)
 Net treasury stock activity                                 79            425
                                                        -------        -------

Net cash provided by financing activities                    76          4,440
                                                        -------        -------

Net decrease in cash and cash equivalents                (1,160)        (3,248)
Cash and cash equivalents at beginning of year            6,670          7,480
                                                        -------        -------

Cash and cash equivalents at end of quarter            $  5,510       $  4,232
                                                        =======        =======

                            See accompanying notes.

             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
             Notes to Consolidated Condensed Financial Statements
                            June 30, 1997 and 1996
                                  (Unaudited)

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

2.   FINANCING AND INVESTING ACTIVITIES NOT AFFECTING CASH
During the six months ended June 30, 1997 and 1996, the company funded contributions to its Employee Savings Plan by transferring 126,483 and 46,958 shares, respectively, of treasury stock to the Plan trustee. The fair market value of the transferred shares was approximately $1,137,000 for 1997 and approximately $506,000 for 1996.

3.   SHAREHOLDERS' EQUITY
As of June 30, 1997 and December 31, 1996, respectively, there were 16,792,000 and 16,642,000 shares of stock outstanding. During both of the quarters ended June 30, 1996 and 1997, the company declared dividends on the common stock of three cents per share.

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

5.   EARNINGS PER SHARE
The company is required to adopt Financial Accounting Standard No. 128, "Earnings Per Share" (FAS 128) in its December 31, 1997, financial statements. FAS 128 requires the replacement of "primary" earnings per share with "basic" earnings per share and "fully diluted" earnings per share with "diluted" earnings per share. Had FAS. 128 been in effect for the quarter and six months ended June 30, 1997, reported earnings per share would have been as follows:

                    For the Three Months          For the Six Months
                       Ended June 30,                Ended June 30,
                    --------------------          ------------------
                    1997            1996          1997          1996
                    ----            ----          ----          ----
     Basic          $.17            $.17          $.25          $.25
     Diluted        $.16            $.16          $.24          $.24

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table sets forth, as a percentage of freight revenue, certain major operating expenses for the three- and six-month periods ended June 30, 1997 and 1996.

                                        Three Months       Six Months
                                       Ended June 30,     Ended June 30,
                                       --------------     --------------
                                        1997     1996      1997     1996
                                       -----    -----     -----    -----
Salaries, wages and related expense    25.2%    25.1%     24.8%    25.3%
Purchased transportation               23.1     24.5      23.3     23.9
Supplies and expenses                  27.6     26.7      27.8     27.5
Revenue equipment rent                  7.6      7.4       8.0      7.3
Insurance and claims                    3.9      4.0       4.1      4.5
Depreciation                            3.4      3.1       3.5      3.4
Other                                   4.1      3.5       3.7      3.5
                                       ----     ----      ----     ----
Total freight operating expenses       94.9%    94.3%     95.2%    95.4%
                                       ====     ====      ====     ====

SECOND QUARTER OF 1997 VS. 1996

During the second quarter of 1997, revenue increased by 2.3% to $81,256,000 with freight revenue down $0.6 million or 0.9% and non-freight revenue up about 36.9%. Less-than-truckload (LTL) revenue was 1.3% lower and full-truckload revenue decreased by 0.7% as compared to the same period of 1996.

The decline in full-truckload revenue was due primarily to a 1.8% decline in average per shipment revenue and a minor reduction in average length of haul. Per shipment revenue declined, in part, to lower fuel adjustment charges during the 1997 quarter.

The primary factor in 1997's lower LTL revenue was a reduction in the number of LTL shipments, which was partially offset by increases in average shipment weight and revenue.

The 1997 increase in non-freight revenue was due to improvement in the market for refrigeration equipment and the expansion of the company's non-freight subsidiary into new geographical areas.

During much of the 1997 second quarter available refrigerated trucking capacity exceeded the demand for refrigerated motor carrier transportation services. This oversupply of trucks, which also existed during most of 1995 and 1996, decreased utilization and productivity and placed downward pressure on full-truckload freight rates.

The industry oversupply of refrigerated trucks was the primary factor which adversely impacted operating results during the second quarters of 1997 and 1996 as net income for the second quarter of 1997 was only slightly above that for the same period of 1996.

The number of tractors in the fleet of company-operated, full-truckload equipment rose from approximately 1,110 at the beginning of 1997 to about 1,140 by the end of the quarter, while the number of full-truckload tractors provided by owner-operators decreased by 72 units to a total of about 370 by quarter end.

Full-truckload activities, which contributed 68% of freight revenue during the second quarter of 1997 and 1996, are conducted primarily with company-operated equipment, while LTL activities are conducted primarily with equipment provided by owner-operators. Fluctuations in the amount of total freight handled on company-operated versus owner-operator provided equipment, impacted the percent of freight revenue absorbed by the various categories of operating expenses between the two quarters.

During the second quarter of 1997, the percent of freight revenue absorbed by salaries, wages and related expenses was approximately 25.2%, as compared to 25.1% during the year-ago quarter.

Purchased transportation expenses as a percent of freight revenue fell from 24.5% in the second quarter of 1996 to 1997's 23.1%. This is due primarily to the decline in the number of owner-operator provided tractors.

Insurance and claims expenses fell from 4.0% to 3.9% of freight revenue between the second quarters of 1996 and 1997 as a result of more favorable experience with regard to claims associated with vehicular accidents.

Income from operations fell by 10% during the second quarter of 1997.

Interest and other expense fell from $921,000 to $162,000 between the two quarters. This decrease is related to reduced net pre-tax expenses associated with the company-owned life insurance (COLI) program, together with lower interest expense associated with reduced borrowings under the company's line of credit. As a result of legislation which limits the deductibility of COLI-related interest, the company is phasing out its COLI program.

Pre-tax income rose by 8.3% during the second quarter of 1997.

The provision for income tax was 29.9% of pre-tax income for the second quarter of 1997, as compared to 24.5% for 1996. The higher 1997 effective income tax rate is primarily attributable to reduced permanent tax savings resulting from the COLI program. The increased 1997 tax provision resulted primarily from the impact of recent legislation which limits deductibility of interest expenses associated with COLI programs. The amount of the tax reduction exceeds the aforementioned net COLI expenses included in interest and other expenses.

FIRST HALF 1997 VS. 1996

For the six months ended June 30,1997, revenue increased by 0.2%, but income from operations increased by 2.1%. Of the $360,000 increase in total revenue, revenue generated by the company-operated, full-truckload fleet increased by $1,183,000, and full-truckload revenue generated by owner-operator provided equipment fell by $1,926,000, or 6.7%. LTL revenue increased by $115,000, and non-freight revenue increased by $998,000.

Supplies and expenses, which include the cost of fuel consumed by the company-operated fleet rose to 27.8% of freight revenue during the first half of 1997 as compared to 27.5% during 1996's first six months. During early 1997, fuel prices rose rapidly and did not appreciably relent until the middle of 1997's second quarter. The effect of the fuel price increase was mitigated in part by fuel adjustment charges which were added to the company's freight rates.

During the first half of 1997, revenue equipment rent, which is primarily related to the company-operated full truckload fleet, as a percentage of freight revenue was 8%, as compared to 7.3% during 1996. Depreciation expense, which is related to the company's operating fleets as well as other types of property, between the six month periods rose from 3.4% to 3.5% of freight revenue. Increased equipment rental expenses resulted primarily from increases in the proportion of tractors and trailers which are leased pursuant to long-term agreements. The 1997 increase in depreciation expense is primarily due to the implementation of satellite communications links in the company operated fleet.

Insurance and claims expense, as a percentage of freight revenue, was 4.1% during the first half of 1997 as compared to 4.5% during the first half of 1996. Partially because the company carries significant deductibles under its policies of liability insurance, premiums paid to insurance companies do not significantly contribute to overall insurance costs. Claims against the company for over-the-road accidents are the primary component of insurance and claims expense and these expenses tend to vary in relation to miles traveled.

The provision for income tax increased from 24.2% of 1996's first-half pre-tax income to 30% for 1997 (see above discussion of the second quarter effective tax rate which is also applicable to the first half comparisons). First half 1997 net income rose by 1.0% to $4,143,000.

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain a strong financial structure with a good working capital position and strong capital resources. At June 30, 1997, working capital was $33.7 million as compared to $34.2 million at December 31, 1996.

During the first half of 1997, net cash provided by operating activities was $10,216,000, as compared to cash provided by operating activities of $478,000 in the same period of 1996. The increased generation of cash was related primarily to improved collections of accounts receivable and the expanded use of trade credit.

As of June 30, 1997, the unused portion of the company's $50,000,000 revolving credit facility totaled approximately $44,000,000. This availability was approximately $45,000,000 at December 31, 1996.

                          PART II - OTHER INFORMATION

Item 4.   Submission of Matters to Vote of Security Holders

The Annual Meeting of Shareholders of the company was held on April 24, 1997. At the meeting, the following persons were elected as directors of the company:

          Stoney M. Stubbs, Jr.         T. Michael O'Connor
          Brian R. Blackmarr            Edgar O. Weller
          Leroy Hallman                 Charles G. Robertson
          W. Grogan Lord                Burl G. Cott

The above listed individuals comprise all directors of the company.

Also voted on at the meeting was a proposal to approve an amendment to the company's 1992 Incentive and Nonstatutory Stock Option Plan, as amended, increasing the total number of shares available for the grant of options from 1,256,944 to 2,006,944 shares (11,143,744 shares voted for and 986,476 shares voted against).

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits

               27.1  Financial Data Schedule

           (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                              FROZEN FOOD EXPRESS INDUSTRIES, INC.
                              -------------------------------------------------
                              (Registrant)



August 12, 1997               By:  /s/Stoney M. Stubbs, Jr.
                                   --------------------------------------------
                                   Stoney M. Stubbs, Jr.
                                   Chairman of the Board



August 12, 1997               By:  /s/Burl G. Cott
                                   --------------------------------------------
                                   Burl G. Cott
                                   Senior Vice President
                                   Principal Financial and Accounting Officer