Form 10-Q
period 1997-09-30
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 1997-11-14
CIK 39273

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

[X]  Quarterly  Report  Pursuant  to Section 13  or  15(d)  of  the  Securities
     Exchange Act of 1934 for the period ended    September 30, 1997

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to
     __________

                        Commission File Number 1-10006

                     Frozen Food Express Industries, Inc.
______________________________________________________________________________
            (Exact name of registrant as specified on its charter)

          Texas                                      75-1301831
______________________________________________________________________________
     (State or other jurisdiction of               (IRS Employer
     incorporation or organization)               Identification No.)

     1145 Empire Central Place          Dallas, Texas           75247-4309
______________________________________________________________________________
(Address of principal executive offices)                      (Zip Code)

                                   (2l4) 630-8090
______________________________________________________________________________
             (Registrant's telephone number, including area code)

                                     None
______________________________________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                             [X] Yes        [ ] No

As of November 7, 1997, 16,843,538 shares of the Registrant's Common Stock, $1.50 par value, were outstanding.

                                     INDEX

                  PART I - FINANCIAL INFORMATION


                                                               Page No.
Item l.  Financial Statements

         Consolidated Condensed Balance Sheets -
         September 30, 1997 and December 31, 1996                 2

         Consolidated Statements of Income -
         Three and nine months ended  September 30, 1997          3
         and 1996

         Consolidated Condensed Statements of Cash Flows -
         Nine months ended September 30, 1997 and 1996            4

         Notes to Consolidated Condensed Financial Statements     5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations            7


                   PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                        10

         Exhibit 27.1 - Financial Data Schedule                  12

             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                                (In thousands)
                                  (Unaudited)

                                           Sept. 30,     Dec. 31,
                                             1997          1996
                                           ---------     --------
ASSETS

Current assets
 Cash                                      $ 17,291      $  6,670
 Accounts receivable, net                    39,839        39,464
 Inventories                                  9,307         8,440
 Tires on equipment in use                    4,681         5,517
 Other current assets                         2,585         5,395
                                            -------       -------
  Total current assets                       73,703        65,486

Property and equipment, net                  54,497        51,880
Other assets                                 11,383        12,188
                                            -------       -------
                                           $139,583      $129,554
                                            =======       =======
LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities
 Trade accounts payable                    $ 11,441      $ 13,997
 Accrued claims liabilities                   6,761         6,887
 Accrued payroll                              4,350         4,950
 Other                                        9,221         5,490
                                            -------       -------
  Total current liabilities                  31,773        31,324

Long-term debt                                  --            --
Other and deferred credits                   16,912        14,277
                                            -------       -------
 Total liabilities and deferred credits      48,685        45,601
                                            -------       -------
Shareholders' equity
 Common stock                                25,921        25,921
 Paid-in capital                              4,494         3,462
 Retained earnings                           62,967        57,386
                                            -------       -------
                                             93,382        86,769

 Less - Treasury stock                        2,484         2,816
                                            -------       -------
  Total shareholders' equity                 90,898        83,953
                                            -------       -------
                                           $139,583      $129,554
                                            =======       =======

                            See accompanying notes.

             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                   (In thousands, except per-share amounts)
                                  (Unaudited)

                                           For the Three Months  For the Nine Months
                                            Ended September 30,   Ended September 30,
                                           --------------------  --------------------
                                             1997        1996       1997        1996
                                           -------      -------  --------    --------
Revenue
 Freight revenue                           $73,367      $74,802  $213,210    $215,273
 Non-freight revenue                         9,614        6,022    23,713      19,133
                                            ------       ------   -------     -------
                                            82,981       80,824   236,923     234,406
                                            ------       ------   -------     -------
Costs and Expenses
 Freight operating expenses
  Salaries, wages and related expenses      19,174       18,150    53,861      53,650
  Purchased transportation                  16,757       18,212    49,346      51,739
  Supplies and expenses                     20,013       20,425    58,958      58,990
  Revenue equipment rent                     5,633        5,391    16,751      15,584
  Communications and utilities                 847          946     2,514       2,730
  Insurance and claims                       2,793        3,480     8,561       9,818
  Depreciation                               2,415        2,446     7,323       7,186
  Operating taxes and licenses               1,240        1,198     3,617       3,756
  Gain on sale of equipment                   (214)        (283)     (879)       (768)
  Miscellaneous expense                        914          707     2,643       2,063
                                            ------       ------   -------     -------
                                            69,572       70,672   202,695     204,748
 Non-freight costs and operating expenses    9,055        5,839    22,812      18,431
                                            ------       ------   -------     -------
                                            78,627       76,511   225,507     223,179
                                            ------       ------   -------     -------
Income from operations                       4,354        4,313    11,416      11,227

Interest and other expense                     144          928     1,283       2,431
                                            ------       ------   -------     -------

Income before income tax                     4,210        3,385    10,133       8,796
Provision for income tax                     1,266          931     3,046       2,238
                                            ------       ------   -------     -------

Net income                                 $ 2,944      $ 2,454  $  7,087    $  6,558
                                            ======       ======   =======     =======
Net income per share of common stock
 Primary and fully diluted                 $   .17      $   .15  $    .42    $    .39
                                            ======       ======   =======     =======
Weighted average fully diluted shares       17,083       16,892    17,039      16,803
                                            ======       ======   =======     =======

                            See accompanying notes.

             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows
                                (In thousands)
                                  (Unaudited)

                                                          For the Nine
                                                     Months Ended Sept. 30,
                                                     ----------------------
                                                       1997          1996
                                                     --------      --------
Net cash provided by operating activities            $ 22,495      $  7,685
                                                      -------       -------

Cash flows from investing activities
  Business dispositions                                   --            375
  Expenditures for property and equipment             (12,932)       (8,867)
  Proceeds from sale of property and equipment          4,826         3,234
  Company owned life insurance and other               (2,258)       (6,192)
                                                      -------       -------

Net cash used in investing activities                 (10,364)      (11,450)
                                                      -------       -------

Cash flows from financing activities
  Borrowings under revolving credit agreement          19,000        25,000
  Payments against revolving credit agreement         (19,000)      (25,000)
  Dividends paid                                       (1,506)       (1,479)
  Net treasury stock activity                              (4)          540
                                                      -------       -------

Net cash used in financing activities                  (1,510)         (939)
                                                      -------       -------

Net increase (decrease) in cash and cash equivalents   10,621        (4,704)
Cash and cash equivalents at beginning of year          6,670         7,480
                                                      -------       -------

Cash and cash equivalents at end of quarter          $ 17,291      $  2,776
                                                      =======       =======

                            See accompanying notes.

             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
             Notes to Consolidated Condensed Financial Statements
                          September 30, 1997 and 1996
                                  (Unaudited)

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

2.   FINANCING AND INVESTING ACTIVITIES NOT AFFECTING CASH

During the nine months ended September 30, 1997 and 1996, the company funded contributions to its Employee Savings Plan by transferring 152,233 and 110,930 shares, respectively, of treasury stock to the Plan trustee. The fair market value of the transferred shares was approximately $1,368,000 for 1997 and $1,157,000 for 1996.

3.   SHAREHOLDERS' EQUITY

As of September 30, 1997 and December 31, 1996, respectively, there were 16,815,000 and 16,642,000 shares of stock outstanding. During both of the quarters ended September 30, 1997 and 1996, the company declared dividends on the common stock of three cents per share.

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

5.   EARNINGS PER SHARE

The company is required to adopt Financial Accounting Standard No. 128, "Earnings Per Share" (FAS 128) in its December 31, 1997, financial statements. FAS 128 requires the replacement of "primary" earnings per share with "basic" earnings per share and "fully diluted" earnings per share with "diluted" earnings per share. Had FAS 128 been in effect for the quarter and nine months ended September 30, 1997, reported earnings per share would have been as follows:

             For the Three Months     For the Nine Months
              Ended September 30,      Ended September 30,
             --------------------     --------------------
             1997            1996     1997            1996
             ----            ----     ----            ----
Basic        $.18            $.15     $.42            $.40
Diluted      $.17            $.15     $.42            $.39

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table sets forth, as a percentage of freight revenue, certain major operating expenses for the three- and nine-month periods ended September 30, 1997 and 1996.

                                         Three Months           Nine Months
                                        Ended Sept. 30,       Ended Sept. 30,
                                       -----------------     ----------------
                                        1997       1996       1997       1996
                                       -----      -----      -----      -----
Salaries, wages and related expense    26.1%       24.3%     25.3%       24.9%
Purchased transportation               22.8        24.3      23.1        24.0
Supplies and expenses                  27.3        27.3      27.7        27.4
Revenue equipment rent                  7.7         7.2       7.9         7.2
Insurance and claims                    3.8         4.7       4.0         4.6
Depreciation                            3.3         3.3       3.4         3.3
Other                                   3.8         3.4       3.6         3.7
                                       ----       -----      ----       -----
Total freight operating expenses       94.8%       94.5%     95.0%       95.1%
                                       ====       =====      ====       =====

THIRD QUARTER OF 1997 VS. 1996

During the third quarter of 1997, revenue increased by 2.7% to $82,981,000 with freight revenue down $1.4 million or 1.9% and non-freight revenue up $3.6 million or 59.6%. Less-than-truckload (LTL) revenue was 2.8% higher while full-truckload revenue declined by 4.2% as compared to the same quarter of 1996.

Increases in revenue per shipment and revenue per hundredweight contributed to the increase in LTL revenue. The decrease in full-truckload revenue resulted primarily from a 3.4% decrease in the number of shipments transported. This decrease is directly related to a decline in the number of trucks in the company's full-truckload fleet as it responded to the impact of an industry-wide oversupply of trucks.

During 1995, 1996 and much of the 1997 first half, available refrigerated trucking capacity exceeded the demand for refrigerated full-truckload transportation services. This oversupply of trucks decreased utilization and productivity, placed downward pressure on full-truckload freight rates and contributed to a decline in number of tractors in the company's full-truckload fleet. By the beginning of the 1997 third quarter, the company's full-truckload fleet had decreased by about 6% from the number of trucks in service at the end of the 1996 third quarter. Most of this reduction came in the owner-operator fleet which had declined by almost 75 trucks.

By about midway through the 1997 second quarter the oversupply of trucks had abated and the company began experiencing increased demand for its full-truckload services. The strong demand continued throughout the third quarter and the company increased its efforts to add capacity to its full-truckload fleet. These efforts were only partially successful as thirteen owner-operator trucks were added during the quarter. However, due to an industry-wide driver shortage, no company-operated trucks were added to the fleet during the quarter.

Full-truckload activities, which contributed 65.5% and 67.1% of freight revenue during the third quarters of 1997 and 1996, respectively, are conducted primarily with company-operated equipment, while LTL activities are conducted primarily with equipment provided by owner-operators. This decrease in the percentage of total freight revenue derived from full-truckload shipments, as well as the change in mix of company-operated versus owner-operator-provided equipment, impacted the percent of freight revenue absorbed by the various categories of operating expenses between the two quarters.

During the third quarters of 1997 and 1996, the percentage of freight revenue absorbed by salaries, wages and related expenses was 26.1% and 24.3%, respectively while the portion of freight revenue absorbed by purchased transportation, which consists principally of payments to owner-operators, decreased to 22.8% in 1997 from 24.3% in 1996. These changes resulted primarily from the reduced quantity of tractors provided by independent contractors during the 1997 quarter.

Insurance and claims expense, as a percentage of freight revenue, was 3.8% during the third quarter of 1996 as compared to 4.7% during the third quarter of 1996. Partially because the company carries significant deductibles under its policies of liability insurance, premiums paid to insurance companies do not significantly contribute to overall insurance costs. Claims against the company for over-the-road accidents are the primary component of insurance and claims expense and these expenses tend to vary in relation to miles traveled.

Interest and other expense fell from $928,000 to $144,000 between the two quarters. This decline is primarily due to significant reductions in pre-tax expenses associated with the ongoing phase-out of a company-owned life insurance (COLI) program.

The provision for income tax was 30.1% of pre-tax income for the third quarter of 1997, as compared to 27.5% for the 1996 quarter. This higher effective income tax rate is primarily attributable to the reduced level of non-taxable book income and lower tax deductible interest costs associated with the phase-out of the company's COLI program. The combination of non-taxable COLI income and tax-deductible COLI interest expense has, since 1994, negatively impacted pre-tax income, but the tax savings have more than offset net pre-tax expense, resulting in increased net income. During 1996, the President signed legislation which, effective January 1, 1996, limits the deductibility of COLI-related interest. In light of these developments, management is currently implementing options available to discontinue the COLI program.

FIRST THREE QUARTERS 1997 VS. 1996

For the nine months ended September 30, 1997, revenue fell by 1.0% while income from operations rose by 1.7%. Revenue generated by the company-operated, full-truckload fleet increased by $1,392,000 or 1.3%, and full-truckload revenue generated by owner-operator provided equipment declined by $4,250,000, or 10.3%. LTL revenue increased by $795,000 and non-freight revenue increased by $4,580,000.

Full-truckload activities contributed 67.3% and 68.0% of freight revenue during the first three quarters of 1997 and 1996. This decrease in the percentage of total freight revenue derived from full-truckload shipments, as well as the change in mix of company-operated versus owner-operator-provided equipment, impacted the percent of freight revenue absorbed by the various categories of operating expenses between the two periods.

During the first nine months of 1997, revenue equipment rent, which is primarily related to the company-operated, full-truckload fleet as a percentage of freight revenue was 7.9%, as compared to 7.2% during 1996. Depreciation expense, which is related to the company's operating fleets as well as other types of property, rose from 3.3% to 3.4% of freight revenue. Increased equipment rental expenses resulted primarily from increases in the proportion of tractors and trailers which are leased pursuant to long-term operating leases. The 1997 increase in depreciation expense is primarily due to the implementation of satellite communications links in the company-operated, full-truckload fleet.

Insurance and claims expense, as a percentage of freight revenue, was 4.0% during the first nine months of 1997 as compared to 4.6% during the first nine months of 1996. Partially because the company carries significant deductibles under its policies of liability insurance, premiums paid to insurance companies do not significantly contribute to overall insurance costs. Claims against the company for over-the-road accidents are the primary component of insurance and claims expense and these expenses tend to vary in relation to miles traveled.

The provision for income tax increased from 25.4% of 1996's first three quarters' pre-tax income to 30.0% for 1997 (see above discussion of the third quarter effective tax rate). First three quarters' 1997 net income increased by 8.1% to $7,087,000.

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain a strong financial structure with a good working capital position and strong capital resources. At September 30, 1997, working capital was $41.9 million as compared to $34.2 million at December 31, 1996.

During the first three quarters of 1997, net cash provided by operating activities was $22,495,000, as compared to $7,685,000 in the same period of 1996. The increased generation of cash was related primarily to improved operating results, the conversion to cash of certain types of current assets as well as increased non-cash expenses which are involved in net income.

As of September 30, 1997 and December 31, 1996, the unused portion of the company's $50,000,000 revolving credit facility totaled approximately $45,000,000.

                          PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits

          27.1 Financial Data Schedule

      (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                              FROZEN FOOD EXPRESS INDUSTRIES, INC.
                              ------------------------------------------
                              (Registrant)



November 13, 1997             By:  /s/Stoney M. Stubbs, Jr.
                                   ------------------------------------------
                                   Stoney M. Stubbs, Jr.
                                   Chairman of the Board



November 13, 1997             By:  /s/Burl G. Cott
                                   ------------------------------------------
                                   Burl G. Cott
                                   Senior Vice President
                                   Principal Financial and Accounting Officer