Form 10-K405
period 1997-12-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 1998-03-27
CIK 39273

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997
                                      OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ______ to ______
                        Commission file number 1-10006
                     FROZEN FOOD EXPRESS INDUSTRIES, INC.
            (Exact name of registrant as specified in its charter)

                    Texas                           75-1301831
       (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)         Identification No.)

   1145 Empire Central Place, Dallas, Texas         75247-4309
   Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:(214) 630-8090

          Securities registered pursuant to Section 12(b) of the Act:
         Title of each class         Name of each exchange on which registered
         -------------------         -----------------------------------------
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

      As of March 3, 1998, 16,902,217 shares of the registrant's common stock, $l.50 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
       The sections "Outstanding Capital Stock; Principal Shareholders", "Nominees for Directors", "Executive Compensation", and "Transactions with Management" of the Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 1998, are incorporated by reference into Part III of this Form 10-K.
      Portions of the Annual Report to Shareholders for the year ended December 31, 1997, are incorporated by reference into Parts I and II of this Form 10-K.

                                    PART I

ITEM 1.   BUSINESS.

      Frozen Food Express Industries, Inc. (the "company") is the largest temperature-controlled trucking company in North America. References to the company herein, unless the context requires otherwise, include Frozen Food Express Industries, Inc., and its subsidiaries, all of which are wholly owned. In its 52 years of operation, the company has not experienced an unprofitable year. The company is also the only nationwide, full-service, temperature-controlled trucking company in the United States offering all of the following services:

      - LESS-THAN-TRUCKLOAD: A load, typically consisting of 18 to 30 shipments, each weighing as little as 50 pounds or as much as 20,000 pounds, from multiple shippers destined for various deliveries across the United States, Canada and Mexico. The company's temperature-controlled "LTL" operation is the largest in the United States and the only one offering regularly scheduled nationwide LTL service. The company is the only major LTL carrier which uses multi-compartment refrigerated trailers to carry goods requiring different temperatures on one trailer, enhancing customer service and operating efficiencies.

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

      Following is a summary of certain financial and statistical data for the years ended December 31, 1993 through 1997 (LTL data also includes distribution shipments):

                            1997       1996       1995       1994       1993
                          --------   --------   --------   --------   --------
Revenue*
  Full-truckload          $190,576   $195,458   $180,598   $163,988   $129,549
  Less-than-truckload       95,522     92,496     87,783     88,328     80,965
  Non-freight               30,470     23,474     23,964     22,304     16,875
                           -------    -------    -------    -------    -------
     Total                $316,568   $311,428   $292,345   $274,620   $227,389
                           =======    =======    =======    =======    =======

Operating ratio               95.2%      95.1%      94.7%      93.0%      93.2%

Full-truckload
  Loaded miles*            143,902    145,785    135,469    121,106     97,753
  Shipments*                 156.9      158.1      142.9      128.1      106.6
  Revenue per shipment       1,215      1,236      1,264      1,280      1,215
  Loaded miles per load        917        922        948        945        917
Less-than-truckload
  Hundredweight*             8,537      8,652      8,296      8,670      8,116
  Revenue per hundredweight  11.19      10.69      10.58      10.19       9.98
  Shipments*                 293.1      304.6      292.1      305.2      292.0
  Revenue per shipment         326        304        301        289        277

     * In thousands

      Freight revenue, from motor carrier operations, has accounted for more than 90% of total operating revenue during each of the last five years. The percent of total freight revenue contributed by full-truckload operations and by LTL operations during the past five years is summarized below:

                                  Percent of Total Freight Revenue
                        ------------------------------------------------
                        1997       1996       1995       1994       1993
                        ----       ----       ----       ----       ----
Full-truckload           67%        68%        67%        65%        62%
LTL and distribution     33         32         33         35         38
                        ---        ---        ---        ---        ---
  Total                 100%       100%       100%       100%       100%
                        ===        ===        ===        ===        ===

      The company offers nationwide "one call does all" services to about 7,000 customers, none of which accounted for more than 10% of total revenue during any of the past five years.

      Freight revenue from international activities was less than 5% of total freight revenue during each of the five years ending December 31, 1997

TEMPERATURE-SENSITIVE MARKET

      More than 80% of the cargo transported by the company is temperature-sensitive. Examples are meat, poultry, seafood, processed foods, candy and other confectioneries, dairy products, pharmaceuticals, medical supplies, fruits and vegetables, cosmetics, film and heat-sensitive aerospace manufacturing materials.

      The common and contract hauling of temperature-sensitive cargo is highly fragmented and comprised primarily of carriers generating less than $50 million in annual revenue. Industry publications report that only 13 temperature-controlled carriers generated $100 million or more of revenue in 1996. In addition, many major food companies, food distribution firms and grocery chains continue to transport a portion of their freight with their own fleets ("private carriage").

     Increasingly, large shippers are seeking to lower their cost structures by reducing their private carriage capabilities and turning to common and contract carriers ("core carriers") for their transportation needs. As these core carriers continue to improve their service capabilities through such means as satellite communications systems and electronic data interchange, shippers are expected to reduce their private carriage fleets in favor of common or contract carriage. Management believes that the temperature-controlled private carriage segment accounts for approximately 45% of the total temperature-controlled segment of the motor carrier industry.

GROWTH STRATEGY

      The company has pursued a growth strategy that combines both internal growth and selected acquisitions.

      During 1987-1988 the company began to commit its own equipment to the temperature-controlled, full-truckload segment. From the beginning of 1993 through 1997, the company-operated, full-truckload tractor fleet increased from about 700 units to 1,130 units. During the same period, the company has emphasized expansion of its fleet of independent contractor ("owner-operator") provided full-truckload tractors. As of December 31, 1997, the company's full-truckload fleet included 378 tractors provided by owner-operators as compared to 217 at the beginning of 1993. From 1993 through 1997, revenue from full-truckload operations increased from 62% to 67% of total freight revenue.

      The management of a number of factors is critical to a trucking company's growth and profitability, including:

      -   DRIVERS:   Driver shortages and high turnover can reduce revenue  and increase operating expenses through reduced operating efficiency and higher recruiting costs. During the five years ending December 31, 1997, operations were not significantly affected by driver shortages. The company maintains an active driver recruiting program and bases its employee-driver incentive pay package on longevity, safety, fuel efficiency and other operational goals. In addition, the company has continued to intensify its recruitment of truck driving school graduates. These "student-drivers" train with an experienced instructor-driver by riding as "second driver" and are paid student-driver wages by the company. They are assigned a tractor only after they have been qualified to become single drivers. Shortages of from 20 to 40 drivers on any given day were experienced during the 1997 second half. At the end of 1997, however, the company had drivers for all of its tractors and had about 225 student drivers undergoing over-the-road training.

      - OWNER-OPERATORS: The company actively seeks to expand its fleet with equipment provided by owner-operators. The owner-operator provides the tractor and driver to pull the company's loaded trailer. The owner-operator pays the drivers' wages, fuel, equipment-related expenses and other transportation expenses and receives a portion of the revenue from each load. At the end of 1997, the company had contracts for 378 owner-operator tractors in its full-truckload divisions and 250 in its LTL operations.

      The percent of full-truckload and LTL revenue generated from shipments transported by owner-operators during each of the last five years is summarized below:

                                          Percent of Revenue from Shipments
                                           Transported by Owner-Operators
                                ------------------------------------------------
                                1997       1996       1995       1994       1993
                                ----       ----       ----       ----       ----
Full-truckload revenue           26%        28%        24%        22%        23%

Less-than-truckload revenue      71%        71%        68%        65%        67%
revenue

       As  competition  for  employee-drivers  has  increased,  other  trucking companies have sought to initiate or expand owner-operator fleets. Due primarily to the increased level of competition for owner-operator provided equipment, the number of owner-operator-provided trucks declined by about 75 trucks during 1997 with most of this decrease occurring in the first half of the year. The company is implementing programs designed to expand its fleet of owner-operator-provided trucks during 1998.

     - FUEL: Average per-gallon fuel costs (including fuel taxes) paid by the company decreased by 4% during 1997 as compared to 1996. Such costs increased by 11% in 1996 over 1995. The company attempts to mitigate the effect of fluctuating fuel costs primarily by using more fuel efficient tractors, by aggressively managing fuel purchasing and, when market conditions allow, by obtaining freight-rate increases and fuel-adjustment charges from its customers. Fuel price fluctuations result from many external market factors, most of which cannot be influenced or predicted by the company. In addition, each year several states increase their per-gallon fuel taxes. Recovery of future increases in fuel prices and fuel taxes, if any, will continue to depend upon competitive freight-market conditions.

      - RISK MANAGEMENT: Liability for accidents is a significant concern in the trucking industry. Exposure can be large and occurrences unpredictable. The cost and human impact of work-related injury claims are also significant concerns. To address these concerns, the company maintains a risk management program designed to minimize the frequency and severity of accidents and to manage insurance coverage and claims. As part of the program, the company carries insurance policies under which it retains liability for up to $1 million on each property, casualty and general liability claim, substantially all individual work-related injury claims and $100,000 on each cargo claim. Because of this retained liability, a series of very serious traffic accidents, work-related injury claims or unfavorable developments in or outcomes of existing claims could materially adversely affect the company's operating results. Insurance claims expense can vary significantly from year to year. Reserves representing the company's estimate of ultimate claims outcome are established based on the information available at the time of an incident. As additional information regarding the incident becomes available, any necessary adjustments are made to previously recorded amounts. The aggregate amount of open claims, some of which involve litigation, is significant. In the opinion of management, however, these claims can be resolved without a material adverse effect on the company's financial position or its results of operations.

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

      For the last six years, the company's principal operating subsidiary has placed among the top three of the Truckload Carriers Association safety competition for fleets which travel more than 100 million miles. For 1996, the company was named the first place winner in its category.

OPERATING STRATEGY

      The company's "one call does all" full-service capability, combined with the service-oriented corporate culture it gained from its many years as a successful LTL carrier, enables it to compete on the basis of service, rather than solely on price. Management also believes that major shippers will require increasing levels of service and that they will rely on their core carriers to provide transportation and logistics solutions, such as providing the shipper real-time information about the movement and condition of any shipment.

      During 1996, the company completed the conversion of its full-truckload fleets to the use of computer and satellite technology to enhance efficiency and customer service. The satellite-based communications system provides automatic hourly position updates of each full-truckload tractor and permits real-time communication between operations personnel and drivers. Dispatchers relay pick-up, delivery, weather, road and other information to the drivers while shipment status and other information are relayed by the drivers to the company's computers via the satellite.

     The company plans to add about 100 tractors to its company-operated, full-truckload fleet during 1998. Any other changes in the fleet will depend upon acquisitions, if any, of other motor carriers, developments in the nation's economy, demand for the company's services and the availability of qualified employee drivers. Continued emphasis will be placed on improving the operating efficiency and increasing the utilization of this fleet through enhanced driver training and retention and reducing the percentage of empty, non-revenue producing miles.

      - LESS-THAN-TRUCKLOAD: Temperature-controlled LTL trucking is service and capital intensive. LTL freight rates are higher than those for full-truckload and are based on mileage, weight, type of commodity, space required in the trailer and pick-up and delivery. Management believes that only one other refrigerated LTL motor carrier competes with the company on a nationwide basis.

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

     Efficient information management is essential to a successful temperature-controlled LTL operation. On a typical day, the company's LTL system handles about 5,000 shipments - about 3,000 on the road, 1,000 being delivered and
1,000 being picked up. In 1997, the LTL operation handled about 293,100 individual shipments.

       - FULL-TRUCKLOAD: Temperature-controlled, full-truckload service requires a substantially lower capital investment for terminals and lower costs of shipment handling and information management than that of LTL. Pricing is based primarily on mileage, weight and type of commodity.

      At the end of 1997, the company's full-truckload tractor fleet consisted of 1,130 tractors owned or leased by the company and 378 tractors contracted to the company by owner-operators, making it one of the five largest temperature-controlled, full-truckload carriers in North America.

     The company provides a wide range of transportation and logistics services which include railroad-based intermodal long-haul transportation. In providing such service, the company contracts with railroads to transport loaded full-truckload trailers on railroad flat cars. During 1997, the company's ability to offer intermodal service was negatively impacted by the reduced capacity of railroad companies. Less than 5% of the company's domestic full-truckload shipments is transported in this manner and this service is not expected to expand until current problems affecting the rail service are resolved.

      By providing intermodal transportation services, the company is able to transport more loaded trailers (which require relatively lower capital investment) while engaging fewer tractors (which involve relatively higher capital investment). When the emphasis on intermodal transportation is renewed, it is probable that the company's trailer fleet will continue to expand more rapidly than its tractor fleet. Also contributing to the increase in the trailer-to-tractor ratio from 1.3:1 at January 1, 1993, to 1.5:1 at yearend 1997 were continued expansion of dedicated fleet and short-haul, full-truckload services and, in general, the more rapid expansion of the company's full-truckload services in relation to its LTL service. Full-truckload services generally involve the utilization of more trailers to enable tractors to remain in service while idle trailers are being loaded and unloaded.

      In addition to the LTL terminals, which also serve as full-truckload employee-driver centers, full-truckload activities are conducted from terminals in Fort Worth and Laredo, Texas. Laredo, located on the Texas-Mexico border, is the drop-off point for company trailers, which are picked up by a Mexican trucking company for movement into Mexico's interior. The company also maintains small centers for employee-driver recruitment in El Paso, Tyler, Wichita Falls and Waco, Texas; Phoenix, Arizona; Baton Rouge and Shreveport, Louisiana; Tulsa, Oklahoma; Charlotte, North Carolina; and Carlisle, Pennsylvania.

EQUIPMENT

      The company acquires premium company-operated tractors in order to help attract and retain qualified employee-drivers, promote safe operations, minimize maintenance and repair costs and assure dependable service to its customers. Management believes that the higher initial investment for its equipment is recovered through more efficient vehicle performance and improved resale value. The company has a three-year replacement policy for its full-truckload tractors. As a result, most repair costs are recovered through efficient vehicle performance and manufacturers' warranties. The three-year replacement policy also enables the company to maximize its fuel efficiency by benefiting from technological improvements in both engine efficiency and aerodynamics. The company plans to add about 100 and replace about 350 of its tractors during 1998. In addition, about 75 trailers will be added and about 250 will be replaced during the year. Management expects that the new tractors' average miles-per-gallon will improve over that of the tractors being replaced. In order to minimize fuel consumption, the company includes a fuel efficiency driving bonus in its employee-driver incentive pay package.

REGULATION

      The company's interstate operations are subject to regulation by the United States Department of Transportation, which regulates driver qualifications, safety, equipment standards and insurance requirements. The company is also subject to regulation of various state regulatory agencies with respect to certain aspects of its operations. State regulations generally involve the weight and dimensions of equipment and safety.

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

EMPLOYEES

      A comparison of company's employees as of December 31, 1997 and 1996, is as follows:

<CAPTION
                                   Dec. 31, 1997    Dec. 31, 1996
                                   -------------    -------------
Freight Operations:
   Drivers and Trainees                1,740            1,667
   Non-driver personnel
      Full time                          668              658
      Part time                          149              147
                                       -----            -----

   Total Freight Operations            2,557            2,472
   Non-freight Operations                181              132
                                       -----            -----
   Total                               2,738            2,604
                                       =====            =====

NON-FREIGHT BUSINESSES

     The company is engaged in a number of non-freight businesses. The largest such enterprise is a franchised dealer and repair facility for Wabash trailers and Carrier-Transicold brand truck and trailer refrigeration equipment. This dealer also provides refrigeration units and repair service for the company's trailers. Other businesses are engaged in the rental of trailers, used tractor and trailer sales, wholesale distribution of motor vehicle air conditioning parts and the remanufacturing of mechanical air conditioning and refrigeration components.

      Collectively, these non-freight businesses contributed 9.6% of the company's 1997 consolidated revenue and 7.1% of the consolidated operating profit (after elimination of inter-company transactions).

OUTLOOK

      Certain statements contained in this Report on Form 10-K, including the portions of the Company's Annual Report to Shareholders which are incorporated herein by reference, including statements regarding the anticipated development and expansion of the company's business or the industry in which the company operates, the intent, belief or current expectations of the company, its directors  or  its  officers, primarily with respect to  the  future  operating performance of the company and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied from such forward-looking statements. These risks and uncertainties include demand for the company's services and products, which may be affected by, among other things, competition, weather conditions and the general economy, the availability and cost of labor, equipment, fuel and supplies, the impact of changes in the tax and regulatory environment in which the company operates, operational risks and insurance, risks associated with the technologies and systems used by the company and the other risks and uncertainties described in this Report on Form 10-K, including the portions of the Company's Annual Report to Shareholders which are incorporated herein by reference.

YEAR 2000

      During 1997, progress was made in the project to convert and update the company's computer systems. The primary objectives of the conversion and update efforts include:

     - To enhance the ability of the company to deliver interactive shipment, dispatch and billing information to customers with electronic data interchange ("EDI") capabilities.

     - To automate certain tasks that have traditionally been performed manually by drivers, dispatchers and office employees.

     - To  provide  management and other system users with  improved  and  more
       current  information  regarding  fleet  operations,  order  status   and
       financial results.

      The company is aware of potential problems associated with existing computer systems as the millennium year (Year 2000) approaches. Systems that do not properly recognize the Year 2000 could generate erroneous data or cause the system to fail.

      The computer systems currently in use by the company are primarily mainframe-based, "old" technology systems. The new systems being developed are based on more current technology which provide the aforementioned enhancements to functionality while at the same time addressing most issues associated with the millennium year. Accordingly, it is not practicable to isolate the portion of "new" system development costs that are specifically associated with the "Year 2000" problem.

      During the fourth quarter of 1997, one of the company's full-truckload fleets was successfully converted to the system currently being developed. The operations of the converted fleet are not as complex as the operations of other fleets, primarily in the areas of rating, billing, LTL operations, owner-operator settlements, and EDI. In order to complete the conversion, the development and testing of these new systems must be completed. Management expects the conversion to the "new" Year 2000 compliant system to be complete by December 31, 1998.

      Efforts to evaluate and resolve the company's exposure to "Year 2000" problems in other areas are continuing. Areas being addressed include the millennium problem as it affects the operation of trucks and trailers, environmental systems, non-freight operations, and the systems of service providers (such as banks) and of key vendors and customers. At this point, an estimate of future costs to be incurred has not been developed.

      If the company's remediation plans are not successful, there could be a significant disruption of the company's ability to transact business with its major customers and suppliers.

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

      The company also owns a facility consisting of a terminal, offices and a repair shop in Fort Worth, Texas. This property is used by Lisa Motor Lines, Inc. ("Lisa"), a wholly-owned subsidiary of the company, and its divisions, Middleton Transportation Company and Great Western Express. This facility consists of three structures totaling 34,000 square feet on approximately seven acres of land.

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

      At December 31, 1997, the company also maintained leased terminal or office facilities in or near the following cities:

                    Atlanta, GA             Nashville, TN
                    Baton Rouge, LA         Norman, OK
                    Cincinnati, OH          Oakland, CA
                    Denver, CO              Oklahoma City, OK
                    Fort Worth, TX          Philadelphia, PA
                    Harlingen, TX           Phoenix, AZ
                    Houston, TX             Salt Lake City, UT
                    Kansas City, MO         Shreveport, LA
                    Laredo, TX              Tulsa, OK
                    Los Angeles, CA         Waco, TX
                    Lufkin, TX              Wichita Falls, TX
                    Memphis, TN

      Lease terms range from one month to six years. These terminals range in size from a small amount of office space to a terminal with office and dock facilities totaling approximately 44,000 square feet.

      The company expects that present facilities will be sufficient to support its operations in the near term.

      The following table sets forth certain information regarding revenue equipment utilized by the company at December 31, 1997 and 1996:

                                         Age in Years
                           ----------------------------------------
Tractors                    Less than 1    1 thru 3     4 or more        Total
--------                   ------------  ------------  ------------  ------------
                           1997   1996    1997  1996   1997   1996    1997   1996
                           ----   ----   -----  ----   ----   ----   -----  -----
Company-operated            344    477     851   722     25      3   1,220  1,202
Owner-operator provided      62     90     197   219    369    394     628    703
                            ---    ---   -----   ---    ---    ---   -----  -----
     Total                  406    567   1,048   941    394    397   1,848  1,905
                            ===    ===   =====   ===    ===    ===   ====   =====

                                         Age in Years
                           ----------------------------------------
Trailers                    Less than 1    1 thru 5     6 or more        Total
--------                   ------------  ------------  ------------  ------------
                           1997   1996    1997   1996  1997   1996    1997   1996
                           ----   ----   -----  -----  ----   ----    -----  -----
Company-provided            397    414   2,120  1,823   267    761    2,784  2,998
Owner-operator provided      --     --       9     13    14      7       23     20
                           ----   ----   -----  -----  ----   ----    -----  -----
     Total                  397    414   2,129  1,836   281    768    2,807  3,018
                           ====   ====   =====  =====  ====   ====    =====  =====

      The increases in the number of company-operated tractors and trailers during 1997 and 1996 resulted primarily from the addition of new equipment during each year for use in the company's full-truckload operations.

      Approximately 80% of the company's 2,784 trailers are insulated and equipped with refrigeration units capable of providing the temperature control necessary to handle perishable freight. Trailers that are used primarily in LTL operations are equipped with movable partitions permitting the transportation of goods requiring maintenance of different temperatures. The company also operates a fleet of non-refrigerated trailers in its "dry freight" full-truckload operation. Company-operated trailers are primarily 102 inches wide. Full-truckload trailers used in dry freight operations are 53 feet long, while temperature controlled operations are conducted with both 48 and 53 foot refrigerated trailers.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of shareholders of the company during the fourth quarter of 1997.

                                    PART II

ITEM  5.    MARKET  FOR  REGISTRANT'S COMMON  EQUITY  AND  RELATED  SHAREHOLDER
            MATTERS.

     The information regarding cash dividends, common stock price per share and common stock trading volume set forth under the caption "Quarterly Financial, Stock and Dividend Information" appearing on page 28 of the Annual Report to Shareholders for the year ended December 31, 1997, is incorporated by reference into this Report.

ITEM 6.   SELECTED FINANCIAL DATA.

      The information set forth under the caption "Eleven-Year Statistics and Financial Data" appearing on pages 18 and 19 of the Annual Report to Shareholders for the year ended December 31, 1997, is incorporated by reference into this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 15 through 17 of the Annual Report to Shareholders for the year ended December 31, 1997, is incorporated by reference into this Report.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     (a) The following Consolidated Financial Statements of Frozen Food Express Industries, Inc., and Report of Arthur Andersen LLP, Independent Public Accountants, with respect thereto set forth on pages 20 through 28 of the Annual Report to Shareholders for the year ended December 31, 1997, are incorporated by reference into this Report:

  Consolidated Statements of Income -- Years ended December 31, 1997, 1996  and
       1995.

  Consolidated Balance Sheets -- December 31, 1997 and 1996.

  Consolidated Statements of Cash Flows -- Years ended December 31, 1997,  1996 and 1995.

  Consolidated  Statements of Shareholders' Equity -- Years ended December  31,
       1997, 1996 and 1995.

  Notes to Consolidated Financial Statements.

  Report of Arthur Andersen LLP, Independent Public Accountants.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      In accordance with General Instruction G to Form 10-K, the information required by Item 10 is incorporated herein by reference from the portion of the company's Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 1998, appearing under the caption "Nominees for Directors".

ITEM 11. EXECUTIVE COMPENSATION.

      In accordance with General Instruction G to Form 10-K, the information required by Item 11 is incorporated herein by reference from the portions of the company's Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 1998 appearing under the captions "Executive Compensation" and "Transactions with Management".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      In accordance with General Instruction G to Form 10-K, the information required by Item 12 is incorporated herein by reference from the portions of the company's Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 1998, appearing under the captions "Outstanding Capital Stock; Principal Shareholders" and "Nominees for Directors".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      In accordance with General Instruction G to Form 10-K, the information required by Item 13 is incorporated herein by reference from the portions of the company's Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 1998, appearing under the captions "Nominees for Directors", "Transactions with Management" and "Executive Compensation".

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  1. & 2.  Financial Statements and Financial Statement Schedules:

              The financial statements listed in the index to financial statements and financial statement schedules in Item 8 hereof are filed as part of this Annual Report.

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

     10.2 Amended and Restated Credit Agreement, dated December 30, 1992, among the registrant and its subsidiaries and Wells Fargo Bank
              (Texas, National Association) (formerly First Interstate Bank of Texas, N.A.), as agent; Chase Bank of Texas, N.A. (formerly
              Texas  Commerce  Bank,  National Association);  and  The  First
              National  Bank of Boston (filed as Exhibit 10.5 to Registrant's
              Annual  Report on Form 10-K for the fiscal year ended  December
              31, 1992; SEC File Number 1-10006 and incorporated herein by reference).

     10.3     First  Amendment  to  amended  and  restated  credit  agreement
              described   at   Exhibit  10.5  (filed  as  Exhibit   10.6   to
              Registrant's  Annual Report on Form 10-K for  the  fiscal  year
              ended   December  31,  1993;  SEC  File  Number   1-10006   and
              incorporated herein by reference).

     10.4     Form of Master Lease Agreement by and between Stoney M. Stubbs,
              Jr., and Charles G. Robertson and Conwell Corporation. (Filed as Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991; SEC File Number 1-
              10006 and incorporated herein by reference).

     10.5     Frozen  Food  Express  Industries,  Inc.,  1992  Incentive  and
              Nonstatutory  Stock  Option  Plan  (filed  as  Exhibit  4.3  to
              Registrant's   Registration  #33-48494  as   filed   with   the
              Commission, and incorporated herein by reference).

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

     10.13    FFE  Transportation Services, Inc. 401(k) Wrap Plan  (filed  as
              Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996; SEC File Number 1-
              10006 and incorporated herein by reference).

     10.14    First through Sixth Amendments to Savings Plan for Employees of
              Frozen Food Express Industries, Inc. (filed as Exhibit 10.14 to
              Registrant's  Annual Report on Form 10-K for  the  fiscal  year
              ended   December  31,  1996;  SEC  File  Number   1-10006   and
              incorporated herein by reference).

     11.1     Computation  of  net income per diluted share of  common  stock
              (incorporated by reference to Footnote 8 to the financial statements appearing in the Annual Report to Shareholders of the Registrant for the year ending December 31, 1997).

     13.1     Annual  Report to Shareholders of the Registrant for  the  year ended  December  31, 1997. (Except for those portions  of  such
              Annual   Report  to  Shareholders  expressly  incorporated   by
              reference  into this Report, such Annual Report to Shareholders is  furnished solely for the information of the Securities  and
              Exchange Commission and shall not be deemed a "Filed" Document.)

     21.1     Subsidiaries of Frozen Food Express Industries, Inc.

     25.1     A Power of Attorney is found on page 16 of this Report.

     27.1     Financial Data Schedule for the fiscal year ending December 31,
              1997.

     27.2 Restated Financial Data Schedule for the three, six and nine month reporting periods ended March 31, June 30 and September
              30,  1997, respectively and for the fiscal year ending December
              31, 1996.

     27.3 Restated Financial Data Schedule for the three, six and nine month reporting periods ended March 31, June 30 and September
              30,  1996, respectively and for the fiscal year ending December
              31, 1995.

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed by the company during the last quarter of the period covered by this Report.

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                       COVERED BY REPORT OF INDEPENDENT
                              PUBLIC ACCOUNTANTS

                                                                    Annual
                                                                    Report
                                                                      to
                                                                  Shareholders'
                                                                  -------------
Consolidated Statements of Income -- Years ended December 31,
     1997, 1996 and 1995                                              20

Consolidated Balance Sheets -- December 31, 1997 and 1996             21

Consolidated Statements of Cash Flows -- Years ended December 31,
     1997, 1996 and 1995                                              22

Consolidated Statements of Shareholders' Equity -- Years ended
     December 31, 1997, 1996 and 1995                                 23

Notes to Consolidated Financial Statements                            24

Report of Arthur Andersen LLP, Independent Public Accountants         28

Supplementary Information -- Quarterly financial data (unaudited)     28

      Financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

      The financial statements listed in the above index, which are included in the Annual Report to Shareholders of Frozen Food Express Industries, Inc., for the year ended December 31, 1997, are hereby incorporated by reference, and are filed herewith as Exhibit 13.1.

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

                              FROZEN FOOD EXPRESS INDUSTRIES, INC.

Date: March 26, 1998        By: /s/ Burl G. Cott
      --------------            -----------------------------------------------
                                Burl G. Cott
                                Senior Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 26, 1998            /s/ Stoney M. Stubbs, Jr.
      --------------            ------------------------------------------------
                                Stoney M. Stubbs, Jr.,
                                Chairman of the Board of Directors and President
                                (Principal Executive Officer)


Date: March 26, 1998            /s/ Burl G. Cott
      --------------            -----------------------------------------------
                                Burl G. Cott,
                                Senior Vice President and Director
                                (Principal Financial and Accounting Officer)


Date: March 26, 1998            /s/ Charles G. Robertson
      --------------            -----------------------------------------------
                                Charles G. Robertson
                                Executive Vice President and Director


Date: March 26, 1998            /s/ Edgar O. Weller
      --------------            -----------------------------------------------
                                Edgar O. Weller
                                Vice Chairman of the Board of Directors

Date: March 26, 1998            /s/ W. Mike Baggett
      --------------            -----------------------------------------------
                                W. Mike Baggett, Director


Date: March 26, 1998            /s/ Brian R. Blackmarr
      --------------            -----------------------------------------------
                                Brian R. Blackmarr, Director


Date: March 26, 1998            /s/ Leroy Hallman
      --------------            -----------------------------------------------
                                Leroy Hallman, Director


Date: March 26, 1998            /s/ W. Grogan Lord
      --------------            -----------------------------------------------
                                W. Grogan Lord, Director


Date: March 26, 1998            /s/ T. Michael O'Connor
      --------------            -----------------------------------------------
                                T. Michael O'Connor, Director