Form 10-K405/A
period 1997-12-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 1998-03-31
CIK 39273

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-K/A
                                AMENDMENT NO. 1

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

      Item 14 of the Form 10-K is amended by replacing Item 14 as previously filed with Item 14 as filed with this amendment. The effect of this amendment is to add the following Exhibits to the Form 10-K:

10.15 Amendment to Frozen Food Express Industries, Inc. 1992 Incentive and Nonstatutory Stock Option Plan

10.16 Amendment Number 2 to Frozen Food Express Industries, Inc. 1992 Incentive Stock Option Plan

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  1. & 2.    Financial Statements and Financial Statement Schedules:

                The financial statements listed in the index to financial statements and financial statement schedules in Item 8 on page
                10 hereof are filed as part of this Annual Report.

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

     10.15      Amendment   to  Frozen  Food  Express  Industries,  Inc.   1992
                Incentive and Nonstatutory Stock Option Plan (filed as  Exhibit
                4.4  to  Registrant's Registration #333-38133 and  incorporated herein by reference).

     10.16      Amendment Number 2 to Frozen Food Express Industries, Inc. 1992
                Incentive   Stock  Option  Plan  (filed  as  Exhibit   4.5   to
                Registrant's Registration #333-38133 and incorporated herein by reference).

     11.1 *     Computation  of  net income per diluted share of  common  stock
                (incorporated by reference to Footnote 8 to the financial statements appearing in the Annual Report to Shareholders of the Registrant for the year ending December 31, 1997).

     13.1 *     Annual  Report to Shareholders of the Registrant for  the  year ended  December  31, 1997.  Except for those portions  of  such
                Annual   Report  to  Shareholders  expressly  incorporated   by
                reference  into this Report, such Annual Report to Shareholders is  furnished solely for the information of the Securities  and
                Exchange Commission and shall not be deemed a "Filed" Document.

     21.1 *     Subsidiaries of Frozen Food Express Industries, Inc.

     25.1 *     A Power of Attorney is found on page 16 of this Report.

     27.1 *     Financial Data Schedule for the fiscal year ending December 31,
                1997.

     27.2 * Restated Financial Data Schedule for the three, six and nine month reporting periods ended March 31, June 30 and September
                30, 1997, respectively and for fiscal year ending December 31, 1996.

     27.3 * Restated Financial Data Schedule for the three, six and nine month reporting periods ended March 31, June 30 and September
                30, 1996, respectively and for fiscal year ending December 31, 1995.

          *     Previously filed with the Form 10-K being amended hereby.

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

Date: March 31, 1998       By: Burl G. Cott
      --------------           -----------------------------------------------
                               Burl G. Cott
                               Senior Vice President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 31, 1998           /s/ Stoney M. Stubbs, Jr. *
      --------------           -----------------------------------------------
                               Stoney M. Stubbs, Jr.,
                               Chairman of the Board of Directors and President
                               (Principal Executive Officer)

Date: March 31, 1998           /s/ Charles G. Robertson *
      --------------           -----------------------------------------------
                               Charles G. Robertson
                               Executive Vice President and Director

Date: March 31, 1998           /s/ Edgar O. Weller *
      --------------           -----------------------------------------------
                               Edgar O. Weller
                               Vice Chairman of the Board of Directors

Date: March 31, 1998           /s/ W. Mike Baggett *
      --------------           -----------------------------------------------
                               W. Mike Baggett, Director

Date: March 31, 1998           /s/ Brian R. Blackmarr *
      --------------           -----------------------------------------------
                               Brian R. Blackmarr, Director

Date: March 31, 1998           /s/ Leroy Hallman *
      --------------           -----------------------------------------------
                               Leroy Hallman, Director

Date: March 31, 1998           /s/ W. Grogan Lord *
      --------------           -----------------------------------------------
                               W. Grogan Lord, Director

Date: March 31, 1998           /s/ T. Michael O'Connor *
      --------------           -----------------------------------------------
                               T. Michael O'Connor, Director

* By: Burl G. Cott
      ----------------
      Burl G. Cott
      Attorney-in-Fact