Form 10-Q
period 1998-03-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 1998-05-08
CIK 39273

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                 FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended March 31, 1998

                                    or

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

                          [X] Yes        [  ] No

As of May 4, 1998, 16,893,007 shares of the Registrant's Common Stock, $1.50 par value, were outstanding.

                                   INDEX

                  PART I - FINANCIAL INFORMATION


                                                               Page No.
Item l.  Financial Statements

         Consolidated Condensed Balance Sheets -
         March 31, 1998 and December 31, 1997                      2

         Consolidated Statements of Income -
         Three months ended March 31, 1998 and 1997                3

         Consolidated Condensed Statements of Cash Flows-
         Three months ended March 31, 1998 and 1997                4

         Notes to Consolidated Condensed Financial Statements      5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations             7


                   PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                         10

         Exhibit 27.1 - Financial Data Schedule                   12

           FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Balance Sheets
                              (In thousands)
                                (Unaudited)

                                                  March 31,   Dec. 31,
                                                    1998        1997
                                                  ---------   --------
Assets
Current assets
  Cash and cash equivalents                        $ 17,149   $ 23,318
  Accounts receivable, net                           39,057     35,028
  Inventories                                         9,913     10,608
  Tires on equipment in use                           4,717      4,775
  Other current assets                                4,647      3,253
                                                    -------    -------
     Total current assets                            75,483     76,982

Property and equipment, net                          55,219     53,333
Other assets                                         12,578     12,433
                                                    -------    -------
                                                   $143,280   $142,748
                                                    =======    =======

Liabilities and Shareholders' Equity
Current liabilities
  Trade accounts payable                           $ 17,022   $ 14,389
  Accrued claims liabilities                          5,633      5,843
  Accrued payroll                                     3,832      5,242
  Other                                               4,308      6,529
                                                    -------    -------
     Total current liabilities                       30,795     32,003

Long-term debt                                          --         --
Deferred credits and non-current liabilities         17,923     17,668
                                                    -------    -------
     Total liabilities and deferred credits          48,718     49,671
                                                    -------    -------

Shareholders' equity
  Common stock                                       25,921     25,921
  Paid-in capital                                     5,260      4,779
  Retained earnings                                  65,926     65,038
                                                    -------    -------
                                                     97,107     95,738

  Less - Treasury stock                               2,545      2,661
                                                    -------    -------
  Total shareholders' equity                         94,562     93,077
                                                    -------    -------
                                                   $143,280   $142,748
                                                    =======    =======

                          See accompanying notes.

           FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Income
                 (In thousands, except per-share amounts)
                                (Unaudited)

                                                  For the Three Months
                                                     Ended March 31,
                                                  --------------------
                                                    1998         1997
                                                  -------      -------
Revenue
  Freight revenue                                 $70,641      $67,826
  Non-freight revenue                               6,870        4,860
                                                   ------       ------
                                                   77,511       72,686
                                                   ------       ------
Operating Expenses
  Freight operating expenses
    Salaries, wages and related expenses           18,997       16,517
    Purchased transportation                       15,648       15,924
    Supplies and expenses                          19,780       19,069
    Revenue equipment rent                          5,999        5,612
    Communications and utilities                      959          833
    Insurance and claims                            2,842        2,925
    Depreciation                                    2,346        2,432
    Operating taxes and licenses                    1,282        1,193
    Gain on sale of equipment                        (236)        (552)
    Miscellaneous expense                             560          811
                                                   ------       ------
                                                   68,177       64,764
                                                   ------       ------

  Non-freight costs and operating expenses          7,177        4,974
                                                   ------       ------
                                                   75,354       69,738
                                                   ------       ------
Income from operations                              2,157        2,948

Interest and other expense                            106          978
                                                   ------       ------

Income before income tax                            2,051        1,970
Provision for income tax                              656          599
                                                   ------       ------

Net income                                        $ 1,395      $ 1,371
                                                   ======       ======

Net income per share of common stock
 Basic and diluted                                $   .08      $   .08
                                                   ======       ======

Weighted average diluted shares                    17,154       16,971
                                                   ======       ======

                          See accompanying notes.

           FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
              Consolidated Condensed Statements of Cash Flows
                              (In thousands)
                                (Unaudited)

                                                        For the Three Months
                                                           Ended March 31,
                                                        ---------------------
                                                          1998         1997
                                                        -------     ---------
Net cash provided by (used in) operating activities     $   607     $ (5,176)
                                                         ------      -------

Cash flows from investing activities
  Expenditures for property and equipment                (7,282)     (10,615)
  Proceeds from sale of property and equipment            1,364        1,800
  Company-owned life insurance and other                   (131)        (466)
                                                         ------      -------

Net cash used in investing activities                    (6,049)      (9,281)
                                                         ------      -------

Cash flows from financing activities
  Borrowings under revolving credit agreement               --        10,000
  Payments against revolving credit agreement               --        (1,000)
  Dividends paid                                           (507)        (500)
  Net treasury stock activity                              (220)         307
                                                         ------      -------

Net cash (used in) provided by financing activities        (727)       8,807
                                                         ------      -------

Net decrease in cash and cash equivalents                (6,169)      (5,650)
Cash and cash equivalents at beginning of year           23,318        6,670
                                                         ------      -------

Cash and cash equivalents at end of quarter             $17,149     $  1,020
                                                         ======      =======

                          See accompanying notes.

           FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
           Notes to Consolidated Condensed Financial Statements
                          March 31, 1998 and 1997
                                (Unaudited)

1.   BASIS OF PRESENTATION

The consolidated financial statements include Frozen Food Express Industries, Inc. (FFEX) and its subsidiary companies (the company), all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and have not been audited or reviewed by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations have been made. Pursuant to SEC rules and regulations, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. FFEX believes that the disclosures contained herein, when read in conjunction with the financial statements and notes included, or incorporated by reference, in FFEX's Form 10-K filed with the SEC on March 27, 1998, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes (included, or incorporated by reference), in the aforementioned report on Form 10-K.

2.   FINANCING AND INVESTING ACTIVITIES NOT AFFECTING CASH

During the three months ended March 31, 1998 and 1997, the company funded contributions to its Employee Savings Plan by transferring 86,671 and 27,052 shares, respectively, of treasury stock to the Plan trustee. The fair market value of the transferred shares was approximately $819,000 for 1998 and approximately $250,000 for 1997.

3.   SHAREHOLDERS' EQUITY

As of March 31, 1998 and December 31, 1997, respectively, there were 16,904,000 and 16,836,000 shares of stock outstanding.

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

5.   EARNINGS PER SHARE

During 1997, the company adopted Financial Accounting Standard No. 128, "Earnings Per Share" (FAS 128). FAS 128 requires the replacement of "primary" earnings per share with "basic" earnings per share and "fully diluted" earnings per share with "diluted" earnings per share. Accordingly, weighted average shares outstanding for 1997 have been restated to conform with FAS 128. For the first three months of 1997 and 1998, basic shares outstanding were (in thousands) 16,671 and 16,860, respectively. Differences between the number of basic and diluted weighted average shares outstanding, all of which result from dilutive stock options granted by the company, were (in thousands) 300 in 1997 and 294 in 1998

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table below sets forth, as a percentage of freight revenue, certain major operating expenses for the three-month periods ended March 31, 1998 and 1997.

                                                     Three Months
                                                    Ended March 31,
                                                  ------------------
                                                   1998         1997
                                                  -----        -----
Salaries, wages and related expenses              26.9%        24.4%
Purchased transportation                          22.2         23.5
Supplies and expenses                             28.0         28.1
Revenue equipment rent                             8.5          8.3
Insurance and claims                               4.0          4.3
Depreciation                                       3.3          3.6
Other                                              3.6          3.3
                                                  ----         ----
Total freight operating expenses                  96.5%        95.5%
                                                  ====         ====

During the first quarter of 1998, revenue rose by 6.6% to $77,511,000  with
freight  revenue  up  $2,815,000,  or  4.2%  and  non-freight  revenue   up
$2,010,000. Less-than-truckload (LTL) revenue increased by 3.2% while full-truckload revenue rose by 4.6% as compared to the same period of 1997.

During the first three months of 1997 freight revenue included fuel adjustment charges, the amount of which was negligible during the 1998 quarter. These charges, which are triggered by increases in the market price of fuel, impacted the percentage gain in freight revenue, which, excluding 1997's fuel adjustment charges, rose by 5.2% during 1998.

The 1998 increase in non-freight revenue was primarily attributable to increased sales of new trailers and refrigeration units.

The number of tractors in the fleet of company-operated, full-truckload equipment rose by approximately 70 to about 1,200 by the end of the first quarter of 1998, while the number of full-truckload tractors provided by owner-operators fell by almost 40 to approximately 340.

Full-truckload activities, which contributed 68% of freight revenue during both first quarters of 1998 and 1997, are conducted primarily with company-operated equipment, while LTL activities are conducted primarily with equipment provided by owner-operators. Fluctuations in the amount of total freight handled by company-operated versus owner-operated provided equipment impacted the percent of freight revenue absorbed by the various categories of operating expenses between the two quarters. The proportion of full-truckload revenue generated by company-operated trucks during the first quarter of 1998 was 75.1%, as compared to 73.1% during the first quarter of 1997. Company-operated trucks generated 29.9% and 27.2% of total LTL revenue for the first three months of 1998 and 1997, respectively.

During the first quarter of 1998, the percentage of freight revenue absorbed by salaries, wages and related expenses was 26.9%, as compared to 24.4% during the year-ago quarter. This increase is primarily the result of the increase in the percent of total freight hauled in company-operated trucks, increased cost associated with work-related injuries and other fringe benefits, and decreased revenue per mile (primarily related to the decline in fuel adjustment charges).

The portion of freight revenue absorbed by purchased transportation, which consists principally of payments to owner-operators, fell from 23.5% in 1997 to 22.2% in 1998. This decrease is the result of the decrease in the percent of total freight hauled by owner-operator-provided trucks.

Supplies and expenses, which include costs associated with fuel for and maintenance of company-operated equipment, fell from 28.1% of freight revenue during the first three months of 1997 to 28.0% for the comparative 1998 period. Savings from 1998's falling per-gallon fuel prices were substantially offset by increased expenditures related to maintenance of company-operated equipment and increased costs associated with driver recruiting.

Insurance and claims expenses fell from 4.3% to 4.0% of freight revenue between the first quarters of 1997 and 1998 as a result of more favorable experience with regard to claims associated with vehicular accidents.

Revenue equipment rent, which is primarily related to the company-operated, full-truckload fleet, rose from 8.3% to 8.5% of freight revenue while depreciation expense declined from 3.6% to 3.3% of freight revenue. These changes resulted primarily from the addition of new leased tractors and from the replacement of owned equipment with new leased tractors. Gains on sale of equipment fell from $552,000 to $236,000 between the quarters. The volume of owned equipment dispositions tends to vary between quarters.

Income from operations fell by 26.8% during the first quarter of 1998.

Interest and other expense declined from $978,000 to $106,000 between the two quarters. This decrease is related to increased income from the investment of cash during the 1998 quarter and to lower net expenses associated with the company-owned life insurance (COLI) program.

Pre-tax income rose by 4.1% during the first quarter of 1998.

The provision for income tax was 32% of pre-tax income for the first quarter of 1998, as compared to 30.4% for 1997. The increased effective income tax rate is primarily attributable to reduced tax savings related to the impact of legislation which limits deductibility of interest expenses associated with COLI programs. In addition, the Internal Revenue Service has initiated other challenges of COLI programs. In light of these developments, the company has begun a phase-out of its COLI program.

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain a strong financial structure with a good working capital position and strong capital resources. At March 31, 1998, working capital was $44.7 million as compared to $45.0 million at December 31, 1997.

During the first quarter of 1997, net cash used in operating activities was $5.2 million, as compared to net cash provided by operating activities of $607,000 for 1998. This change is related primarily to fluctuations in working capital requirements.

As of March 31, 1998 and December 31, 1997, the unused portion of the company's $50,000,000 revolving credit facility totaled approximately $45,000,000.

OUTLOOK

Certain statements contained in this Report on Form 10-Q, including statements regarding the anticipated development and expansion of the company's business or the industry in which the company operates, the intent, belief or current expectations of the company, its directors or its officers, primarily with respect to the future operating performance of the company and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied from such forward-looking statements. These risks and uncertainties include demand for the company's services and products, which may be affected by, among other things, competition, weather conditions and the general economy, the availability and cost of labor, equipment, fuel and supplies, the impact of changes in the tax and regulatory environment in which the company operates, operational risks and insurance, risks associated with the technologies and systems used by the company and the other risks and uncertainties described in the company's Annual Report on Form 10-K which was filed with the Commission on March 27, 1998.

                        PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27.1 Financial Data Schedule

          (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.

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

                         FROZEN FOOD EXPRESS INDUSTRIES, INC.
                         -----------------------------------------------
                         (Registrant)


May 08, 1998             By:  /s/Stoney M. Stubbs, Jr.
                              ------------------------------------------
                              Stoney M. Stubbs, Jr.
                              Chairman of the Board


May 08, 1998             By:  /s/Burl G. Cott
                              ------------------------------------------
                              Burl G. Cott
                              Senior Vice President
                              Principal Financial and Accounting Officer