Form 10-K405/A
period 1997-12-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 1998-06-25
CIK 39273

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-K/A
                                Amendment No. 2

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________________ to
     ____________________

                        Commission File Number 1-10006

                     FROZEN FOOD EXPRESS INDUSTRIES, INC.

                Texas                           75-1301831
        (State of Incorporation)    (I.R.S. Employer Identification No.)

                           1145 Empire Central Place
                           Dallas, Texas 75247-4309
                                (2l4) 630-8090
                            ______________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         [X]  Yes             [ ]  No

At June 18, 1998, the latest practicable date, there were 16,897,587 shares outstanding of Common Stock, $1.50 par value.

     Item 14 of the Form 10-K is amended by adding the information, financial statements and exhibits required to be filed on Form 11-K for the fiscal year ended December 31, 1997, with respect to the FFE Transportation Services, Inc. Employee Stock Ownership Plan (the "FFE Plan"), the Conwell Corporation Employee Stock Ownership Plan (the "Conwell Plan") and the Savings Plan for Employees of Frozen Food Express Industries, Inc. (the "Savings Plan") pursuant to Securities and Exchange Commission Rule 15d-21 promulgated under the Securities Exchange Act of 1934, as amended. Because each of the plans reported on herein are subject to the reporting requirement of the Employee Retirement Income Security Act of 1974 ("ERISA"), the financial statements and schedules included herein have been prepared in accordance with the requirements of ERISA.

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
--------

(a) 1. & 2.    FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:

               Filed as Items 14(a) 1 and 2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.

         3.    EXHIBITS:

         3.1 Articles of Incorporation of the Registrant and all amendments to date (filed as Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993; and incorporated herein by reference).

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

        10.2 Amended and Restated Credit Agreement, dated December 30, 1992 among the registrant and its subsidiaries and First Interstate Bank of Texas, N.A.: Texas Commerce Bank, National Association; and First City, Texas - Dallas, as agent (filed as Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992; and incorporated herein by reference.).

        10.3 First Amendment to amended and restated credit agreement described at Exhibit 10.5 (filed as Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993; and incorporated herein by reference).

        10.4 Form of Master Lease Agreement by and between Stoney M. Stubbs, Jr., and Charles G. Robertson and Conwell Corporation (filed as
               Exhibit 10.12 to Registrants' Annual Report on Form 10-K for the fiscal year ended December 31, 1991; and incorporated herein by reference).

        10.5 Frozen Food Express Industries, Inc., 1992 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 4.3 to Registrant's Registration #33-48494 as filed with the Commission, and incorporated herein by reference).

        10.6 FFE Transportation Services, Inc., 1994 Incentive Bonus Plan, as amended (filed as Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

        10.7 FFE Transportation Services, Inc., Executive Bonus and Phantom Stock Plan, as amended (filed as Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

        10.8 FFE Transportation Services, Inc., Employee Stock Ownership Plan (filed as Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

        10.9 Savings Plan for Employees of Frozen Food Express Industries, Inc. (filed as Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

        10.10  Conwell Corporation Employee Stock Ownership Plan (filed as
               Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

        10.11 Amendment to Frozen Food Express Industries, Inc., 1992 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

        10.12 Frozen Food Express Industries, Inc. Employee Stock Option Plan (filed as Exhibit 4.1 to Registrant's Registration #333-21831 as filed with the Commission, and incorporated herein by reference).

        10.13  FFE Transportation Services, Inc. 401(k) Wrap Plan (filed as
               Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

        10.14 First through Sixth Amendments to Savings Plan for Employees of Frozen Food Express Industries, Inc. (filed as Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

        10.15 Amendment to Frozen Food Express Industries, Inc. 1992 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 4.4 to Registrant's Registration #333-38133 and incorporated herein by reference).

        10.16 Amendment Number 2 to the Frozen Food Express Industries, Inc. 1992 Incentive Stock Option Plan (filed as Exhibit 4.5 to Registrant's Registration #333-38133 and incorporated herein by reference).

        11.1 Computation of net income per share of common stock, assuming full dilution (incorporation by reference to Footnote 8 to the financial statements appearing in the Annual Report to Shareholders of the Registrant for the year ending December 31, 1997 and incorporated herein by reference).

        13.1 Annual Report to Shareholders of the Registrant for the year ended December 31, 1997. Except for those portions of such Annual Report to Shareholders expressly incorporated by reference into this Report, such Annual Report to Shareholders is furnished solely for the information of the Securities and Exchange Commission and shall not be deemed a "Filed" Document (filed as Exhibit 13.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

        21.1   Subsidiaries of Frozen Food Express Industries, Inc. (filed as
               Exhibit 21.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

        23.1   Consent of Independent Public Accountants

        25.1 A Power of Attorney was filed on page 15 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and is incorporated herein by reference.

        27.1 Financial Data Schedule (filed as Exhibit 27.1 to Registrant's Annual Report on Form-10K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

        27.2 Restated Financial Data Schedule for the three, six and nine month reporting periods ended March 3, June 30 and September 30, 1997, respectively. (filed as Exhibit 27.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

        27.3 Restated Financial Data Schedule for the three, six and nine month reporting periods ended March 3, June 30 and September 30, 1996, respectively. (filed as Exhibit 27.3 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

        99.1 FFE Transportation Services, Inc. Employee Stock Ownership Plan Statements of Net Assets Available for Plan Benefits as of December 31, 1997 and 1996 and Statements of Changes in Net Assets Available for Plan Benefits for each of the three years in the period ended December 31, 1997 with notes thereto and Report of Independent Public Accountants thereon.

        99.2 Conwell Corporation Employee Stock Ownership Plan Statements of Net Assets Available for Plan Benefits as of December 31, 1997 and 1996 and Statements of

               Changes in Net Assets Available for Plan Benefits for each of the three years in the period ended December 31, 1997 with notes thereto and Report of Independent Public Accountants thereon.

        99.3 Savings Plan for Employees of Frozen Food Express Industries, Inc. Statements of Net Assets Available for Plan Benefits as of December 31, 1997 and 1996 and Statements of Changes in Net Assets Available for Plan Benefits for each of the three years in the period ended December 31, 1997 with notes thereto and Report of Independent Public Accountants thereon.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned hereunto duly authorized.

                                 CONWELL CORPORATION
                                 EMPLOYEE STOCK OWNERSHIP PLAN


June 24, 1998                    By:  /s/ Stoney M. Stubbs, Jr.
                                      ------------------------------------------
                                 Stoney M. Stubbs, Jr.
                                 Member of the Administrative Committee

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned hereunto duly authorized.

                                 FFE TRANSPORTATION SERVICES, INC.
                                 EMPLOYEE STOCK OWNERSHIP PLAN


June 24, 1998                    By:  /s/ Stoney M. Stubbs, Jr.
                                      ------------------------------------------
                                 Stoney M. Stubbs, Jr.
                                 Member of the Administrative Committee

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned hereunto duly authorized.

                                 SAVINGS PLAN FOR EMPLOYEES OF
                                 FROZEN FOOD EXPRESS INDUSTRIES, INC.


June 24, 1998                    By:  /s/ Stoney M. Stubbs, Jr.
                                      ------------------------------------------
                                 Stoney M. Stubbs, Jr.
                                 Member of the Administrative Committee

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                 FROZEN FOOD EXPRESS INDUSTRIES, INC.


June 25, 1998                    By:  /s/ Stoney M. Stubbs, Jr.
                                      ------------------------------------------
                                 Stoney M. Stubbs, Jr., Chairman of the
                                 Board of Directors and President
                                 (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


June 25, 1998                    By:  /s/Stoney M. Stubbs, Jr. *
                                      ------------------------------------------
                                      Stoney M. Stubbs, Jr., Chairman of the
                                      Board of Directors and President
                                      (Principal Executive Officer)

June 25, 1998                    By:  /s/Burl G. Cott *
                                      ------------------------------------------
                                      Burl G. Cott
                                      Senior Vice President and Director
                                      (Principal Financial and Accounting
                                      Officer)

June 25, 1998                    By:  /s/Charles G. Robertson *
                                      ------------------------------------------
                                      Charles G. Robertson, Executive
                                      Vice President and Director

June 25, 1998                    By:  /s/Edgar O. Weller *
                                      ------------------------------------------
                                      Edgar O. Weller, Vice Chairman
                                      of the Board of Directors

June 25, 1998                    By:  /s/Brian R. Blackmarr *
                                      ------------------------------------------
                                      Brian R. Blackmarr, Director

June 25, 1998                    By:  /s/Leroy Hallman *
                                      ------------------------------------------
                                      Leroy Hallman, Director

June 25, 1998                    By:  /s/Grogan Lord *
                                      ------------------------------------------
                                      W. Grogan Lord, Director

June 25, 1998                    By:  /s/T. Michael O'Connor *
                                      ------------------------------------------
                                      T. Michael O'Connor, Director

June 25, 1998                    By:  /s/ W, Mike Baggett *
                                      ------------------------------------------
                                      W. Mike Baggett, Director



*By: /s/ Stoney M. Stubbs, Jr.
     -------------------------
     Stoney M. Stubbs, Jr.
     Attorney-in-Fact

                                 EXHIBIT INDEX
                                 -------------


                                                                    Sequentially
Exhibit                           Description                      Numbered Page
-------                           -----------                      -------------

  23.1   Consent of Independent Public Accountants                        7

  99.1   FFE Transportation Services, Inc. Employee Stock Ownership
         Plan Statements of Net Assets Available for Plan Benefits
         as of December 31, 1997 and 1996 and Statements of Changes
         in Net Assets Available for Plan Benefits for each of the
         three years in the period ended December 31, 1997 with
         notes thereto and Report of Independent Public Accountants
         thereon.                                                         8

  99.2   Conwell Corporation Employee Stock Ownership Plan
         Statements of Net Assets Available for Plan Benefits as of December 31, 1997 and 1996 and Statements of Changes in
         Net Assets Available for Plan Benefits for each of the
         three years in the period ended December 31, 1997 with
         notes thereto and Report of Independent Public Accountants
         thereon.                                                        19

  99.3   Savings Plan for Employees of Frozen Food Express
         Industries, Inc. Statements of Net Assets Available for
         Plan Benefits as of December 31, 1997 and 1996 and
         Statements of Changes in Net Assets Available for Plan
         Benefits for each of the three years in the period ended
         December 31, 1997 with notes thereto and Report of
         Independent Public Accountants thereon.                         30