Form 10-Q
period 1998-06-30
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 1998-08-14
CIK 39273

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the period ended                June 30, 1998
                                        ----------------------------------------

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

                        Commission File Number 1-10006

                     Frozen Food Express Industries, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified on its charter)

                  Texas                                   75-1301831
--------------------------------------------------------------------------------
     (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                   Identification No.)

     1145 Empire Central Place       Dallas, Texas         75247-4309
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

                                (2l4) 630-8090
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                      None
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                               [X] Yes    [ ] No

As of August 7, 1998, 16,873,079 shares of the Registrant's Common Stock, $1.50 par value, were outstanding.

                                     INDEX


                        PART I - FINANCIAL INFORMATION


                                                                        Page No.
                                                                        --------
Item l. Financial Statements

        Consolidated Condensed Balance Sheets -
        June 30, 1998 and December 31, 1997                                  2

        Consolidated Statements of Income -
        Three and six months ended June 30, 1998 and 1997                    3

        Consolidated Condensed Statements of Cash Flows -
        Six months ended June 30, 1998 and 1997                              4

        Notes to Consolidated Condensed Financial Statements                 5

Item 2. Management's Discussion and Analysis of                              6
        Financial Condition and Results of Operations


                          PART II  OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders                   10

Item 6. Exhibits and Reports on Form 8-K                                    10

        Exhibit 27.1 - Financial Data Schedule                              12

             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                                 (In thousands)
                                  (Unaudited)

                                               June 30,         Dec. 31,
                                                 1998             1997
                                               --------         --------

ASSETS

Current assets
 Cash                                          $  8,241         $ 23,318
 Accounts receivable, net                        44,186           35,028
 Inventories                                     12,640           10,608
 Tires                                            4,399            4,775
 Other current assets                             5,017            3,253
                                               --------         --------
  Total current assets                           74,483           76,982

Property and equipment, net                      57,781           53,333
Other assets                                     15,514           12,433
                                               --------         --------
                                               $147,778         $142,748
                                               ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Trade accounts payable                        $ 17,858         $ 14,389
 Accrued claims liabilities                       5,586            5,843
 Accrued payroll                                  4,253            5,242
 Other                                            4,961            6,529
                                               --------         --------
  Total current liabilities                      32,658           32,003

Long-term debt                                       --               --
Other and deferred credits                       18,212           17,668
                                               --------         --------
 Total liabilities and deferred credits          50,870           49,671
                                               --------         --------

Shareholders' equity
 Common stock                                    25,921           25,921
 Paid-in capital                                  5,361            4,779
 Retained earnings                               68,458           65,038
                                               --------         --------
                                                 99,740           95,738
 Less - Treasury stock                            2,832            2,661
                                               --------         --------
  Total shareholders' equity                     96,908           93,077
                                               --------         --------
                                               $147,778         $142,748
                                               ========         ========


                            See accompanying notes.

             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                    (In thousands, except per-share amounts)
                                  (Unaudited)

                                             For the Three Months     For the Six Months
                                                Ended June 30,          Ended June 30,
                                             --------------------    --------------------
                                               1998         1997       1998        1997
                                             -------      -------    --------    --------
Revenue
 Freight revenue                             $77,131      $72,017    $147,772    $139,843
 Non-freight revenue                          12,285        9,239      19,155      14,099
                                             -------      -------    --------    --------
                                              89,416       81,256     166,927     153,942
                                             -------      -------    --------    --------
Costs and expenses
 Freight operating expenses
  Salaries, wages and related expenses        20,803       18,170      39,800      34,687
  Purchased transportation                    16,729       16,665      32,377      32,589
  Supplies and expenses                       21,054       19,876      40,834      38,945
  Revenue equipment rent                       6,230        5,506      12,229      11,118
  Depreciation                                 2,280        2,476       4,626       4,908
  Communications and utilities                 1,164          834       2,123       1,667
  Insurance and claims                         2,909        2,843       5,751       5,768
  Operating taxes and licenses                 1,079        1,184       2,361       2,377
  Gain on sale of equipment                     (227)        (113)       (463)       (665)
  Miscellaneous expense                          882          918       1,442       1,729
                                             -------      -------    --------    --------
                                              72,903       68,359     141,080     133,123
 Non-freight costs and operating expenses     11,396        8,783      18,573      13,757
                                             -------      -------    --------    --------
                                              84,299       77,142     159,653     146,880
                                             -------      -------    --------    --------
Income from operations                         5,117        4,114       7,274       7,062

Interest and other expense                       247          161         353       1,139
                                             -------      -------    --------    --------

Income before income tax                       4,870        3,953       6,921       5,923
Provision for income tax                       1,832        1,181       2,488       1,780
                                             -------      -------    --------    --------

Net income                                   $ 3,038      $ 2,772    $  4,433    $  4,143
                                             =======      =======    ========    ========

Net income per share of common stock
 Basic                                       $   .18      $   .17    $    .26    $    .25
                                             =======      =======    ========    ========
 Diluted                                     $   .18      $   .16    $    .26    $    .24
                                             =======      =======    ========    ========

Weighted average shares outstanding
 Basic                                        16,894       16,738      16,873      16,705
                                             =======      =======    ========    ========
 Diluted                                      17,169       17,112      17,251      17,042
                                             =======      =======    ========    ========


                            See accompanying notes.

             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                            For the Six
                                                       Months Ended June 30,
                                                       ---------------------
                                                         1998         1997
                                                       --------     --------

Net cash provided by operating activities              $    771     $ 10,216
                                                       --------     --------

Cash flows from investing activities
 Expenditures for property and equipment                (13,671)     (11,573)
 Proceeds from sale of property and equipment             2,633        2,868
 Company owned life insurance and other                  (3,125)      (2,747)
                                                       --------     --------

Net cash used in investing activities                   (14,163)     (11,452)
                                                       --------     --------

Cash flows from financing activities
 Borrowings under revolving credit agreement                 --       19,000
 Payments against revolving credit agreement                 --      (18,000)
 Dividends paid                                          (1,013)      (1,003)
 Net treasury stock activity                               (672)          79
                                                       --------     --------

Net cash (used in) provided by financing activities      (1,685)          76
                                                       --------     --------

Net decrease in cash and cash equivalents               (15,077)      (1,160)
Cash and cash equivalents at January 1                   23,318        6,670
                                                       --------     --------

Cash and cash equivalents at June 30                   $  8,241     $  5,510
                                                       ========     ========


                            See accompanying notes.

             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                             June 30, 1998 and 1997
                                  (Unaudited)


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

2.   FINANCING AND INVESTING ACTIVITIES NOT AFFECTING CASH
During the six months ended June 30, 1998 and 1997, the company funded contributions to its Employee Savings Plan by transferring 113,324 and 126,483 shares, respectively, of treasury stock to the Plan trustee. The fair market value of the transferred shares was approximately $1,078,000 for 1998 and approximately $1,137,000 for 1997.

3.   SHAREHOLDERS' EQUITY
As of June 30, 1998 and December 31, 1997, respectively, there were 16,901,000 and 16,836,000 shares of stock outstanding. During both of the quarters ended June 30, 1998 and 1997, the company declared dividends on the common stock of three cents per share.

4.   COMMITMENTS AND CONTINGENCIES
The company has accrued for costs related to public liability and work-related injury claims, some of which involve litigation. The aggregate amount of these claims is significant. In the opinion of management, these actions can be successfully defended or resolved, and any additional costs incurred over amounts accrued will not have a material adverse effect on the company's financial position, cash flows or results of operations.

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

Common stock equivalents included in diluted weighted average shares, all of which result from dilutive stock options granted by the company were as follows (in thousands):

                                                  1998              1997
                                                  ----              ----
     For the three months ended June 30            275               374
     For the six months ended June 30              378               337

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table sets forth, as a percentage of freight revenue, certain major operating expenses for the three- and six-month periods ended June 30, 1998 and 1997.

                                             Three Months       Six Months
                                            Ended June 30,    Ended June 30,
                                            --------------    --------------
                                            1998      1997    1998      1997
                                            ----      ----    ----      ----

     Salaries, wages and related expense    27.0%     25.2%   26.9%     24.8%
     Purchased transportation               21.6      23.1    21.9      23.3
     Supplies and expenses                  27.2      27.6    27.6      27.8
     Revenue equipment rent                  8.1       7.6     8.3       8.0
     Depreciation                            3.0       3.4     3.1       3.5
     Insurance and claims                    3.8       3.9     3.9       4.1
     Other                                   3.8       4.1     3.8       3.7
                                            ----      ----    ----      ----
     Total freight operating expenses       94.5%     94.9%   95.5%     95.2%
                                            ====      ====    ====      ====

SECOND QUARTER OF 1998 VS. 1997

During the second quarter of 1998, revenue increased by 10% to $89,416,000 with freight revenue up $5.1 million or 7.1% and non-freight revenue up 33%. Less-than-truckload (LTL) revenue was 8.6% higher and full-truckload revenue increased by 6.4% as compared to the same period of 1997.

During the second quarter of 1997 freight revenue included fuel adjustment charges, the amount of which was negligible during the 1998 quarter due to lower fuel prices. These charges, which were triggered in 1997 by increases in the market price of fuel, impacted the percentage gain in freight revenue, which, excluding 1997's fuel adjustment charges, rose by 7.6% during 1998.

The increase in full-truckload revenue was due primarily to a 7.3% improvement in the number of shipments transported. Per shipment revenue declined by 0.8%, due to reduced fuel adjustment charges during the 1998 quarter.

The primary factor in 1998's higher LTL revenue was a 4.5% increase in the number of LTL shipments and a 7.3% increase in revenue per hundred weight.

The 1998 increase in non-freight revenue was due to improvement in the market for refrigeration equipment related to the unusually hot weather in the company's service area and to the continued expansion of the company's non-freight subsidiary into new geographical market areas.

The number of tractors in the fleet of company-operated, full-truckload equipment rose from approximately 1,130 at the beginning of 1998 to about 1,230 by the end of the second quarter, while the number of full-truckload tractors provided by owner-operators decreased by 20 units to a total of about 360 by quarter end.

Full-truckload activities, which contributed 68% of freight revenue during the second quarter of 1998 and 1997, are conducted primarily with company-operated equipment, while LTL activities are conducted primarily with equipment provided by owner-operators. Fluctuations in the amount of total freight handled on company-operated versus owner-operator provided equipment, impacted the percent of freight revenue absorbed by the various categories of operating expenses between the two quarters. The proportion of full-truckload revenue generated by company-operated trucks during the second quarter of 1998 was 76.8%, as compared to 74.2% during the second quarter of 1997. Company-operated trucks generated 29.6% and 28% of total LTL revenue for the second three months of 1998 and 1997, respectively.

During the second quarter of 1998, the percent of freight revenue absorbed by salaries, wages and related expense was approximately 27%, as compared to 25.2% during the year-ago quarter, due primarily to the increased quantity of employee-driven, company-operated equipment. Conversely, purchased transportation expense as a percent of freight revenue fell from 23.1% in the second quarter of 1997 to 1998's 21.6%. Due primarily to the decline in the quantity of owner-operator provided tractors.

During the second quarter of 1998, per-gallon fuel prices continued to fall to levels below prices incurred during 1997. The impact of the decreased price of fuel, which is included in supplies and expenses, has been partially offset during 1998 by increased costs associated with driver recruiting, retention and training.

The percent of freight revenue absorbed by revenue equipment rent increased from 7.6% in the 1997 second quarter to 8.1% during the 1998 quarter while the percent of freight revenue absorbed by depreciation declined from 3.4% to 3.0% between the two quarters. These variations are related to the replacement of some owned equipment with equipment financed through operating leases.

Income from operations rose by 24% during the second quarter of 1998 as compared to 1997.

Interest and other expense rose from $161,000 to $247,000 between the two quarters. This increase is related to net pre-tax expenses associated with the company-owned life insurance (COLI) program, partially offset by increased interest income associated with short term cash investments. As a result of legislation that limits the deductibility of COLI-related interest, the company is phasing out its COLI program.

Pre-tax income rose by 23.1% during the second quarter of 1998 as compared to 1997.

The provision for income tax was 37.6% of pre-tax income for the second quarter of 1998, as compared to 29.9% for 1997. The higher 1998 effective income tax rate is primarily attributable to reduced permanent tax savings resulting from the COLI program. The increased 1998 tax provision resulted primarily from the impact of recent legislation which limits future deductibility of interest expenses associated with COLI programs. During 1998, the Internal Revenue Service indicated that it will attempt to retroactively limit COLI interest deductions to amounts which are less than the levels apparently allowed by the recent legislation. Due to these uncertainties, the company's effective tax rate has increased during 1998.

FIRST HALF 1998 VS. 1997

For the six months ended June 30,1998, revenue increased by 8.4%, and income from operations increased by 3.0%. Of the $12,985,000 increase in total revenue, revenue generated by the company-operated, full-truckload fleet increased by $6,220,000, and full-truckload revenue generated by owner-operator provided equipment fell by $920,000, or 3.7%. LTL revenue increased by $2,629,000, and non-freight revenue increased by $5,056,000.

The increase in the percent of revenue absorbed by salaries, wages and related expenses and the decrease in the percent of freight revenue absorbed by purchased transportation are related to the change in the mix of company-operated versus owner-operator-provided trucks in the company's fleet as outlined above in the discussion of second quarter results.

During the first half of 1998, revenue equipment rent expense, which is primarily related to the company-operated, full-truckload fleet, as a percentage of freight revenue was 8.3%, as compared to 8.0% during 1997. Depreciation expense, which is related to the company's operating fleets as well as other types of property, between the six-month periods fell from 3.5% to 3.1% of freight revenue. Fluctuations in these expenses are affected by changes in the proportion of owned tractors and trailers versus those which are leased pursuant to long-term operating lease agreements.

The provision for income tax increased from 30% of 1997's first-half pre-tax income to 35.9% for 1998 (see above discussion of the second quarter effective income tax rate which is also applicable to the first half comparisons). First half 1998 net income rose by 7.0% to $4,433,000.

LIQUIDITY AND CAPITAL RESOURCES

The company continues to maintain a strong financial structure with a good working capital position and strong capital resources. At June 30, 1998, working capital was $42 million as compared to $45 million at December 31, 1997.

During the first half of 1998, net cash provided by operating activities was $771,000 as compared to $10,216,000 in the same period of 1997. The reduced generation of cash was primarily attributable to the impact of increased revenue on accounts receivable, increased inventory levels in connection with the expansion of the company's non-freight activities and changes in the timing of transactions associated with the COLI program.

As of June 30, 1998, the unused portion of the company's $50,000,000 revolving credit facility remained approximately $45,000,000 unchanged since December 31, 1997.

YEAR 2000

The company is aware of potential problems associated with existing computer systems as the millennium year (Year 2000) approaches. Systems that do not properly recognize the Year 2000 could generate erroneous data or cause the system to fail.

Most computer systems currently in use by the company are primarily mainframe based, "old" technology systems. The new systems being developed are based on more current technology, which provide enhancements to functionality while at the same time addressing most issues associated with the millennium year. Accordingly, it is not practicable to isolate the portion of "new" system development costs that are specifically associated with the "Year 2000" problem.

With regard to its principal operating subsidiary, management expects the conversion to the "new" Year 2000 compliant system to be complete by December 31, 1998.

Efforts to evaluate and resolve the company's exposure to "Year 2000" problems in other areas are continuing. Areas being addressed include the millennium problem as it affects the operation of trucks and trailers, environmental systems, non-freight operations and the systems of service providers (such as banks) and key vendors and customers. At this point, an estimate of future costs to be incurred has not been developed.

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

                          PART II - OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders

The Annual Meeting of Shareholders of the company was held on April 23, 1998. At the meeting, the following persons were elected as directors of the company:

          Stoney M. Stubbs, Jr.              T. Michael O'Connor
          W. Mike Baggett                    Edgar O. Weller
          Brian R. Blackmarr                 Charles G. Robertson
          Leroy Hallman                      Burl G. Cott
          W. Grogan Lord

The above listed individuals comprise all directors of the company.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              27.1  Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                              FROZEN FOOD EXPRESS INDUSTRIES, INC.
                              --------------------------------------------------
                              (Registrant)



August 11, 1998               By:  /s/Stoney M. Stubbs, Jr.
                                   ---------------------------------------------
                                   Stoney M. Stubbs, Jr.
                                   Chairman of the Board



August 11, 1998               By:  /s/Burl G. Cott
                                   ---------------------------------------------
                                   Burl G. Cott
                                   Senior Vice President
                                   Principal Financial and Accounting Officer