Form 10-Q
period 1998-09-30
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 1998-11-16
CIK 39273

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the period ended   September 30, 1998
                                        ----------------------------------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from

     ------------------------------ to

                         Commission File Number 1-10006


                      Frozen Food Express Industries, Inc.
-------------------------------------------------------------------------------
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

                              [X] Yes    [ ] No

As of November 4, 1998, 16,704,640 shares of the Registrant's Common Stock, $1.50 par value, were outstanding.

                                     INDEX


                        PART I - FINANCIAL INFORMATION


                                                                        Page No.
                                                                        --------
Item l.       Financial Statements

              Consolidated Condensed Balance Sheets -
              September 30, 1998 and December 31, 1997                       2

              Consolidated Statements of Income -
              Three and nine months ended September 30, 1998 and 1997        3

              Consolidated Condensed Statements of Cash Flows -
              Nine months ended September 30, 1998 and 1997                  4

              Notes to Consolidated Condensed Financial Statements           5

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                  6


                          PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                               11

              Exhibit 27.1 - Financial Data Schedule                         12

             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                                 (In thousands)
                                  (Unaudited)

                                                   Sept. 30,        Dec. 31,
                                                     1998             1997
                                                ---------------  ---------------
ASSETS
Current assets
 Cash                                               $  9,182         $ 23,318
 Accounts receivable, net                             45,258           35,028
 Inventories                                          12,340           10,608
 Tires                                                 4,650            4,775
 Other current assets                                  5,072            3,253
                                                    --------         --------
  Total current assets                                76,502           76,982

Property and equipment, net                           59,471           53,333
Other assets                                          13,935           12,433
                                                    --------         --------
                                                    $149,908         $142,748
                                                    ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
 Trade accounts payable                             $ 15,153         $ 14,389
 Accrued claims liabilities                            6,836            5,843
 Accrued payroll                                       4,551            5,242
 Other                                                 7,428            6,529
                                                    --------         --------
  Total current liabilities                           33,968           32,003

Long-term debt                                            --               --
Other and deferred credits                            17,630           17,668
                                                    --------         --------
 Total liabilities and deferred credits               51,598           49,671
                                                    --------         --------

Shareholders' equity
 Common stock                                         25,921           25,921
 Paid-in capital                                       5,412            4,779
 Retained earnings                                    70,800           65,038
                                                    --------         --------
                                                     102,133           95,738
 Less - Treasury stock                                 3,823            2,661
                                                    --------         --------
  Total shareholders' equity                          98,310           93,077
                                                    --------         --------
                                                    $149,908         $142,748
                                                    ========         ========



                            See accompanying notes.

             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                    (In thousands, except per-share amounts)
                                  (Unaudited)

                                                         For the Three Months                    For the Nine Months
                                                         Ended September 30,                     Ended September 30,
                                                --------------------------------------  --------------------------------------
                                                       1998                1997                1998                1997
                                                ------------------  ------------------  ------------------  ------------------
Revenue
 Freight revenue                                       $78,484             $73,367            $226,256            $213,210
 Non-freight revenue                                    15,043               9,614              34,198              23,713
                                                       -------             -------            --------            --------
                                                        93,527              82,981             260,454             236,923
                                                       -------             -------            --------            --------
Costs and expenses
 Freight operating expenses
  Salaries, wages and related expenses                  21,040              19,174              60,840              53,861
  Purchased transportation                              17,319              16,757              49,696              49,346
  Supplies and expenses                                 21,437              20,013              62,271              58,958
  Revenue equipment rent                                 6,510               5,633              18,739              16,751
  Depreciation                                           2,374               2,415               7,000               7,323
  Communications and utilities                           1,029                 847               3,152               2,514
  Insurance and claims                                   2,952               2,793               8,703               8,561
  Operating taxes and licenses                           1,258               1,240               3,619               3,617
  Gain on sale of equipment                               (262)               (214)               (725)               (879)
  Miscellaneous expense                                    876                 914               2,318               2,643
                                                       -------             -------            --------            --------
                                                        74,533              69,572             215,613             202,695
 Non-freight costs and operating expenses               14,148               9,055              32,721              22,812
                                                       -------             -------            --------            --------
                                                        88,681              78,627             248,334             225,507
                                                       -------             -------            --------            --------
Income from operations                                   4,846               4,354              12,120              11,416

Interest and other expense                                 297                 144                 650               1,283
                                                       -------             -------            --------            --------

Income before income tax                                 4,549               4,210              11,470              10,133
Provision for income tax                                 1,699               1,266               4,187               3,046
                                                       -------             -------            --------            --------

Net income                                             $ 2,850             $ 2,944            $  7,283            $  7,087
                                                       =======             =======            ========            ========

Net income per share of common stock
 Basic                                                    $.17                $.18                $.43                $.42
                                                       =======             =======            ========            ========
 Diluted                                                  $.17                $.17                $.43                $.42
                                                       =======             =======            ========            ========

Weighted average shares outstanding
 Basic                                                  16,851              16,801              16,866              16,737
                                                       =======             =======            ========            ========
 Diluted                                                16,980              17,083              17,084              17,055
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

             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                                      For the Nine
                                                                                Months Ended September 30,
                                                                       --------------------------------------------
                                                                               1998                   1997
                                                                       ---------------------  ---------------------

Net cash provided by operating activities                                    $  6,507               $ 22,495
                                                                             --------               --------

Cash flows from investing activities
 Expenditures for property and equipment                                      (19,540)               (12,932)
 Proceeds from sale of property and equipment                                   4,474                  4,826
 Company owned life insurance and other                                        (2,195)                (2,258)
                                                                             --------               --------

Net cash used in investing activities                                         (17,261)               (10,364)
                                                                             --------               --------

Cash flows from financing activities
 Borrowings under revolving credit agreement                                       --                 19,000
 Payments against revolving credit agreement                                       --                (19,000)
 Dividends paid                                                                (1,521)                (1,506)
 Net treasury stock activity                                                   (1,861)                    (4)
                                                                             --------               --------

Net cash used in financing activities                                          (3,382)                (1,510)
                                                                             --------               --------

Net (decrease) increase in cash and cash equivalents                          (14,136)                10,621
Cash and cash equivalents at January 1                                         23,318                  6,670
                                                                             --------               --------

Cash and cash equivalents at September 30                                    $  9,182               $ 17,291
                                                                             ========               ========

                            See accompanying notes.

             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                              September 30, 1998
                                  (Unaudited)


1.  BASIS OF PRESENTATION
    ---------------------

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

2.  FINANCING AND INVESTING ACTIVITIES NOT AFFECTING CASH
    -----------------------------------------------------

During the nine months ended September 30, 1998 and 1997, the company funded contributions to its Employee Savings Plan by transferring 140,194 and 152,233 shares, respectively, of treasury stock to the Plan trustee. The fair market value of the transferred shares was $1,332,000 for 1998 and $1,368,000 for 1997.

3.  SHAREHOLDERS' EQUITY
    --------------------

As of September 30, 1998 and December 31, 1997, respectively, there were 16,776,000 and 16,836,000 shares of stock outstanding. During both of the quarters ended September 30, 1998 and 1997, the company declared dividends on the common stock of three cents per share.

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

5.  EARNINGS PER SHARE
    ------------------

During 1997, the company adopted Financial Accounting Standard No. 128, "Earnings Per Share" (FAS 128). FAS 128 requires the replacement of "primary" earnings per share with "basic" earnings per share and "fully diluted" earnings per share with "diluted" earnings per share. Accordingly, weighted average shares outstanding for 1997 have been restated to conform with FAS 128.

Common stock equivalents included in diluted weighted average shares, all of which result from dilutive stock options granted by the company, were as follows:

                                                                    1998              1997
                                                              ----------------  ----------------
For the three months ended September 30                            129,000           282,000
For the nine months ended September 30                             218,000           318,000

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table below sets forth, as a percentage of freight revenue, certain major operating expenses for the three- and nine-month periods ended September 30, 1998 and 1997.

                                                 Three Months                  Nine Months
                                               Ended Sept. 30,               Ended Sept. 30,
                                         ----------------------------  ----------------------------
                                             1998           1997           1998           1997
                                         -------------  -------------  -------------  -------------
Salaries, wages and related expense           26.8%          26.1%          26.9%          25.3%
Purchased transportation                      22.1           22.8           22.0           23.1
Supplies and expenses                         27.3           27.3           27.5           27.7
Revenue equipment rent                         8.3            7.7            8.3            7.9
Depreciation                                   3.0            3.3            3.1            3.4
Insurance and claims                           3.8            3.8            3.8            4.0
Other                                          3.7            3.8            3.7            3.7
                                              ----           ----           ----           ----
Total freight operating expenses              95.0%          94.8%          95.3%          95.1%
                                              ====           ====           ====           ====

THIRD QUARTER OF 1998 VS. 1997

During the third quarter of 1998, revenue increased by 12.7% to $93,527,000 with freight revenue up $5.1 million or 7% and non-freight revenue up 56.5%. Less-than-truckload (LTL) revenue was 3.9% higher and full-truckload revenue increased by 8.6% as compared to the same period of 1997.

The increase in full-truckload revenue was due primarily to a 5% improvement in the number of shipments transported. Small increases in length of haul and revenue per mile also contributed to the increase in full-truckload revenue.

The primary factor in 1998's higher LTL revenue was a 5.2% increase in revenue per hundredweight, which was partially offset by a 2% reduction in the LTL shipment volume.

The 1998 increase in non-freight revenue was due to improvement in the market for refrigeration equipment related to the unusually hot weather in the company's service area and to the continued expansion of the company's non-freight subsidiary into new geographical market areas.

The number of tractors in the fleet of company-operated, full-truckload equipment rose from approximately 1,130 at the beginning of 1998 to about 1,240 by the end of the third quarter. The number of full-truckload tractors provided by owner-operators had increased to 389, after declining during the first six months of 1998. At the beginning of 1998, there were 378 full-truckload tractors provided by owner-operators.

Full-truckload activities, which contributed 66.5% and 65.5%, respectively, of freight revenue during the third quarter of 1998 and 1997, are conducted primarily with company-operated equipment, while LTL activities are conducted primarily with equipment provided by owner-operators. Changes in the mix of LTL versus full-truckload revenue as well as fluctuations in the amount of total freight handled on company-operated versus owner-operator provided equipment, impacted the percent of freight revenue absorbed by the various categories of operating expenses between the two quarters. The proportion of full-truckload revenue generated by company-operated trucks during the third quarter of 1998 was 76.6%, as compared to 74.8% during the third quarter of 1997. Company-operated trucks generated 32% and 30% of total LTL revenue for the third quarters of 1998 and 1997, respectively.

During the third quarter of 1998, the percent of freight revenue absorbed by salaries, wages and related expense was approximately 26.8%, as compared to 26.1% during the year-ago quarter, due primarily to the increased quantity of employee-driven, company-operated equipment. Conversely, purchased transportation expense as a percent of freight revenue fell from 22.8% in the third quarter of 1997 to 1998's 22.1%. This decrease was due primarily to the decline in the quantity of owner-operator provided tractors.

During the third quarter of 1998, per-gallon fuel prices continued to fall to levels below prices incurred during 1997. The impact of the decreased price of fuel, which is included in supplies and expenses, has been partially offset during 1998 by increased costs associated with driver recruiting, retention and training.

The percent of freight revenue absorbed by revenue equipment rent increased from 7.7% in the 1997 third quarter to 8.3% during the 1998 quarter while the percent of freight revenue absorbed by depreciation declined from 3.3% to 3.0% between the two quarters. These variations are related to the replacement of some owned equipment with equipment financed through operating leases.

Income from operations rose by 11.3% during the third quarter of 1998 as compared to 1997.

Interest and other expense rose from $144,000 to $297,000 between the two quarters. This increase is related to net pre-tax expenses associated with the company-owned life insurance (COLI) program, partially offset by increased interest income associated with short term cash investments. As a result of legislation that limits the deductibility of COLI-related interest, the company is phasing out its COLI program.

Pre-tax income rose by 8.1% during the third quarter of 1998 as compared to 1997.

The provision for income tax was 37.3% of pre-tax income for the third quarter of 1998, as compared to 30.1% for 1997. The higher 1998 effective income tax rate is primarily attributable to reduced permanent tax savings resulting from the COLI program. Recent legislation limits future deductibility of interest expenses associated with COLI programs. During 1998, the Internal Revenue Service indicated that it will attempt to retroactively limit COLI interest deductions to amounts which are less than the levels apparently allowed by the recent legislation. Due to these uncertainties, the company's effective tax rate has increased during 1998.

FIRST THREE QUARTERS 1998 vs. 1997

For the nine months ended September 30,1998, revenue increased by $23,531,000 or 9.9%, and income from operations increased by 6.2%. Revenue generated by the company-operated, full-truckload fleet increased by $10,194,000, and full-truckload revenue generated by owner-operator provided equipment fell by $768,000, or 2.1%. LTL revenue increased by $3,620,000, and non-freight revenue increased by $10,485,000.

The increase in the percent of freight revenue absorbed by salaries, wages and related expenses and the decrease in the percent of freight revenue absorbed by purchased transportation are related to the change in the mix of company-operated versus owner-operator-provided trucks in the company's fleet as outlined above in the discussion of third quarter results.

During the first three quarters of 1998, revenue equipment rent expense, which is primarily related to the company-operated, full-truckload fleet, as a percentage of freight revenue was 8.3%, as compared to 7.9% during 1997. Depreciation expense, which is related to the company's operating fleets as well as other types of property, between the nine-month periods fell from 3.4% to 3.1% of freight revenue. Fluctuations in these expenses are affected by changes in the proportion of owned tractors and trailers versus those that are leased pursuant to long-term operating lease agreements.

The provision for income tax increased from 30.1% of 1997's first three quarters' pre-tax income to 36.5% for 1998 (see above discussion of the third quarter effective income tax rate which is also applicable to the first three quarter comparisons). First three quarters' 1998 net income rose by 2.8% to $7,283,000.


LIQUIDITY AND CAPITAL RESOURCES

The company's primary needs for capital resources are to finance working capital, capital expenditures and, from time to time, acquisitions. Working capital investment typically increases during periods of sales expansion when higher levels of receivables are present. The company had no long-term debt as of September 30, 1998. As of September 30, 1998, the unused portion of the company's $50,000,000 revolving credit facility remained approximately $45 million, unchanged from December 31, 1997.

Net cash provided by operating activities was $6.5 million and $22.5 million for the nine months ending September 30, 1998 and 1997, respectively. This reduction in cash provided by operating activities was primarily attributable to an increase in accounts receivable due to increased freight revenue and increased inventory levels in connection with expanding non-freight activities.

Net capital expenditures were $15.1 million and $8.1 million for the nine months ended September 30, 1998 and 1997, respectively.

The company believes that its current cash position, funds from operations, and the availability of funds under its credit agreements will be sufficient to meet anticipated liquidity requirements for the next twelve months. At September 30, 1998, working capital was $42.5 million as compared to $45.0 million at December 31, 1997.

YEAR 2000

The company is aware of the potential problems associated with existing information technology systems ("IT systems") as the millennium year (Year 2000) approaches. The company's exposure to such problems does not involve significant date-sensitive financial computations. Rather, problems may occur with regard to IT systems and the impact erroneous dates may have on core business operating activities such as the company's ability to process customer orders, track and manage equipment, and generate customer invoices. Disruptions in any such activity could have a significant negative impact on the company's ability to conduct its routine business operations. New systems are being developed based on more current technology, which address the issues associated with the millennium year. Accordingly, it is not practicable to isolate the portion of "new" system development costs, which are specifically associated with the Year 2000 ("Y2K") problem. Such development costs have, to date, been financed by internally generated funds. Incremental costs associated with the development effort have been capitalized by the company and will be amortized against post-conversion income.

The company also uses a variety of assets that are operated by or reliant upon non-information technology systems ("non-IT systems"), such as equipment or refrigeration systems that contain embedded technology. Modification or replacement would be necessary for proper performance of any IT or non-IT system that is unable to properly interpret and process the Y2K.

STATE OF READINESS. The company is actively engaged in the process of evaluating the status of the company's systems for Y2K compliance. In addition, the company will verify the Y2K compliance of third parties with whom the company has a material relationship, such as customers, suppliers and service providers such as financial institutions. The first phase, evaluating the company's systems, is substantially complete. The second phase, evaluating third party systems, was commenced in the third quarter of 1998 and is expected to be substantially completed during the first half of fiscal 1999. To date, no significant Y2K problems have been identified by these evaluations.

The failure of any internal non-IT system to become timely compliant for Y2K is not expected to have a material effect on the business, operations or financial condition of the company. Nevertheless, the company will continue to take steps to modify or replace all non-IT systems that are not Y2K compliant during the 1999 calendar year. The cost of such conversions is not expected to be material.

The company's major internal IT and non-IT systems, which include the mainframe system presently in use require modification or replacement to become Y2K compliant. The systems project will replace all existing major IT systems with a Y2K compliant system. Completion of this project is expected during the first quarter of 1999. The new system is continually evaluated with respect to Y2K compliance. These evaluations are conducted by internal as well as external persons with requisite evaluation skills. To date, no significant Y2K problems have been identified by these evaluations.

The system project is aimed at improving and standardizing company processes and improving technology to reduce operating costs. This project centers around modifications to software procured from third party systems vendors. The new IT system and related processes are also expected to enhance the Company's competitive position by improving customer service, pricing strategies and logistics management.

The company has reviewed its telecommunications systems with its third party providers and has been assured that they are or will be Y2K compliant. The company is also assessing the requirements to make Y2K compliant all third party IT-system software used in desktop computers. These costs are not expected be material to the company.

COSTS TO ADDRESS YEAR 2000 ISSUES. The company has projected $10 million for the cost of the system project. As of September 30, 1998, approximately $7 million has been expended.

RISKS TO THE COMPANY FOR Y2K ISSUES. The mostly likely worst case scenario to the company associated with its Y2K compliance efforts would be the failure of the project to be completed by March, 1999. It is not feasible at this time to predict the impact, if any, on the company's financial condition or results of operations as a result of this scenario. However, management believes that the implementation of its contingency plan could be achieved with minimal to moderate disruption to the business and operations of the company.

CONTINGENCY PLAN. If the new IT system is not implemented by March, 1999, the company will execute its contingency plan to meet a deadline of December 31, 1999. The scenario would require the company to make modifications to the mainframe system and other currently operating systems. Additionally, the company is considering alternatives such as manually processing certain transactions and outsourcing certain data processing functions. The cost of the mainframe upgrade would be material and could be completed by the required deadline.


OUTLOOK

Certain statements contained in this Report on Form 10-Q, including statements regarding the anticipated development and expansion of the company's business or the industry in which the company operates, the intent, belief or current expectations of the company, its directors or its officers, primarily with respect to the future operating performance of the company and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied from such forward-looking statements. These risks and uncertainties include demand for the company's services and products, which may be affected by, among other things, competition, weather conditions and the general economy, the availability and cost of labor, equipment, fuel and supplies, the impact of changes in the tax and regulatory environment in which the company operates, operational risks and insurance, risks associated with the technologies and systems used and being developed by the company and the other risks and uncertainties described in the company's Annual Report on Form 10-K which was filed with the Commission on March 27, 1998.

                          PART II - OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              27.1  Financial data schedule

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

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

                              FROZEN FOOD EXPRESS INDUSTRIES, INC.
                              ------------------------------------
                               (Registrant)



November 10, 1998             By:  /s/Stoney M. Stubbs, Jr.
                                   -------------------------------------------
                                   Stoney M. Stubbs, Jr.
                                   Chairman of the Board



November 10, 1998             By:  /s/F. Dixon McElwee, Jr.
                                   -------------------------------------------
                                   F. Dixon McElwee, Jr.
                                   Senior Vice President
                                   Principal Financial and Accounting Officer