Form 10-K405
period 1998-12-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 1999-03-26
CIK 39273

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For  the fiscal  year  ended  December  31, 1998
                                      OR
     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                      [X]

     As of March 2, 1999, 16,477,126 shares of the registrant's common stock, $l.50 par value, were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     The sections "Outstanding Capital Stock; Principal Shareholders", "Nominees for Directors", "Executive Compensation", and "Transactions with Management" of the Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 1999, are incorporated by reference into Part III of this Form 10-K.

     Portions of the Annual Report to Shareholders for the year ended December 31, 1998, are incorporated by reference into Parts I and II of this Form 10-K.

                                    PART I

Item 1.  Business.

     Frozen Food Express Industries, Inc. (the "company") is the largest temperature-controlled trucking company in North America. References to the company herein, unless the context requires otherwise, include Frozen Food Express Industries, Inc., and its subsidiaries, all of which are wholly owned. In its 53 years of operation, the company has not experienced an unprofitable year. The company is also the only nationwide, full-service, temperature-controlled trucking company in the United States offering all of the following services:

     - Full-truckload: A load, typically weighing between 20,000 and 40,000 pounds and usually from a single shipper, filling the trailer. Normally, a full-truckload has a single destination, although the company is also able to provide multiple deliveries. Management believes the company is one of the five largest temperature-controlled, full-truckload carriers in North America.

     - Dedicated Fleets: In providing certain full-truckload services, the Company enters into a contract with a customer to provide service involving the assignment of specific trucks and drivers to handle certain of the customer's transportation needs. Frequently the Company and customer anticipate that dedicated fleet logistics services will both lower the customer's transportation costs and improve the quality of service the customer receives.

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

     Following is a summary of certain financial and statistical data for the years ended December 31, 1994 through 1998 (LTL data also includes distribution shipments):

                                            1998            1997            1996           1995           1994
                                         ---------       ---------       ---------       ---------       -------
Revenue*
  Full-truckload                          $206,098        $190,576        $195,458        $180,598       $163,988
  Less-than-truckload                      100,015          95,522          92,496          87,783         88,328
  Non-freight                               43,819          30,470          23,474          23,964         22,304
                                         ---------       ---------       ---------       ---------       -------
         Total                            $349,932        $316,568        $311,428        $292,345       $274,620
                                         =========       =========       =========       =========       ========

Operating ratio                               95.2%           95.2%           95.1%           94.7%          93.0%

Full-truckload
  Loaded miles*                            155,045         143,902         145,785         135,469        121,106
  Shipments*                                 166.0           156.9           158.1           142.9          128.1
  Revenue per shipment                       1,242           1,215           1,236           1,264          1,280
  Loaded miles per load                        934             917             922             948            945
Less-than-truckload
  Hundredweight*                             8,502           8,537           8,652           8,296          8,670
  Revenue per hundredweight                  11.76           11.19           10.69           10.58          10.19
  Shipments*                                 293.1           293.1           304.6           292.1          305.2
  Revenue per shipment                         341             326             304             301            289

         * In thousands

     Freight revenue, from motor carrier operations, has accounted for more than 90% of total operating revenue during each of the last five years. The percent of total freight revenue contributed by full-truckload operations and by LTL operations during the past five years is summarized below:

                                               Percent of Total Freight Revenue
                                 --------------------------------------------------------------
                                 1998          1997          1996          1995          1994
                                -------       -------       -------       -------       -------
Full-truckload                      67%           67%           68%           67%           65%
LTL and distribution                33            33            32            33            35
                                -------       -------       -------       -------       -------
     Total                         100%          100%          100%          100%          100%
                                =======       =======       =======       =======       =======

     The company offers nationwide "one call does all" services to about 7,000 customers, none of which accounted for more than 10% of total revenue during any of the past five years.

     Freight revenue from international activities was less than 5% of total freight revenue during each of the five years ending December 31, 1998.

Temperature-Sensitive Market

     More than 80% of the cargo transported by the company is temperature-sensitive. Examples are meat, poultry, seafood, processed foods, candy and other confectioneries, dairy products, pharmaceuticals, medical supplies, fruits and vegetables, cosmetics, film and heat-sensitive aerospace manufacturing materials.

     The common and contract hauling of temperature-sensitive cargo is highly fragmented and comprised primarily of carriers generating less than $50 million in annual revenue. Industry publications report that only 12 temperature-controlled carriers generated $100 million or more of revenue in 1997. In addition, many major food companies, food distribution firms and grocery chains continue to transport a portion of their freight with their own fleets ("private carriage").

     Increasingly, large shippers are seeking to lower their cost structures by reducing their private carriage capabilities and turning to common and contract carriers ("core carriers") for their transportation needs. As these core carriers continue to improve their service capabilities through such means as satellite communications systems and electronic data interchange, shippers are expected to reduce their private carriage fleets in favor of common or contract carriage. Management believes that the temperature-controlled private carriage segment accounts for approximately 45% of the total temperature-controlled portion of the motor carrier industry.

Growth Strategy

     The company has pursued a growth strategy that combines both internal growth and selected acquisitions.

     From the beginning of 1994 through 1998, the company-operated, full-truckload tractor fleet increased from about 846 units to 1,233 units. During the same period, the company has emphasized expansion of its fleet of independent contractor ("owner-operator") provided full-truckload tractors. As of December 31, 1998, the company's full-truckload fleet included 432 tractors provided by owner-operators as compared to 233 at the beginning of 1994. From 1994 through 1998, revenue from full-truckload operations increased from 65% to 67% of total freight revenue.

     The management of a number of factors is critical to a trucking company's growth and profitability, including:

     - Drivers: Driver shortages and high turnover can reduce revenue and increase operating expenses through reduced operating efficiency and higher recruiting costs. During the five years ending December 31, 1998, operations were not significantly affected by driver shortages. The company maintains an active driver recruiting program and bases its employee-driver incentive pay package on longevity, safety, fuel efficiency and other operational goals. In addition, the company has continued to intensify its recruitment of truck driving school graduates. These "student-drivers" train with an experienced instructor-driver by riding as "second driver" and are paid student-driver wages by the company. They are assigned a tractor only after they have been qualified to become single drivers. Shortages of from 20 to 40 drivers on any given day were experienced during the 1998 second half. At the end of 1998, however, the company had drivers for all of its tractors and had about 140 student drivers undergoing over-the-road training.

     - Owner-operators: The company actively seeks to expand its fleet with equipment provided by owner-operators. The owner-operator provides the tractor and driver to pull the company's loaded trailer. The owner-operator pays the drivers' wages, fuel, equipment-related expenses and other transportation expenses and receives a portion of the revenue from each load. At the end of 1998, the company had contracts for 432 owner-operator tractors in its full-truckload divisions and 240 in its LTL operations.

     The percent of full-truckload and LTL revenue generated from shipments transported by owner-operators during each of the last five years is summarized below:

                                                        Percent of Revenue from Shipments
                                                         Transported by Owner-Operators
                                         -------------------------------------------------------------
                                          1998          1997          1996          1995          1994
                                          ----          ----          ----          ----          ----
Full-truckload                             24%           26%           28%           24%           22%

Less-than-truckload                        69%           71%           71%           68%           65%

     The company has traditionally relied on owner-operator-provided equipment to transport much of its customers' freight. As competition for employee-drivers has increased, other trucking companies have initiated or expanded owner-operator fleets. Due primarily to the increased level of competition for owner-operator-provided equipment, the number of such trucks in the full-truckload fleet declined by about 65 during 1997. During 1998, the company became more aggressive in its solicitation for and retention of owner-operator-provided equipment. As a result, the number of full-truckload, owner-operator-provided trucks rose by more than 50 during 1998. Much of the 1997 decrease occurred during the first half of 1997 and most of the 1998 increase took place in the fourth quarter of 1998. As a result, owner-operator-provided equipment transported fewer shipments during 1998 than during 1997, and the percent of freight revenue absorbed by purchased transportation (primarily payments to owner-operators) declined from 24.0% in 1996 to 23.1% in 1997 and 21.9% in 1998. The company is considering programs designed to further expand its fleet of owner-operator trucks during 1999.

     - Fuel: Per-gallon fuel costs paid by the company decreased by 15% during 1998 as compared to 1997. Such costs decreased by 4% in 1997 from 1996. Due to a variety of factors, fuel price volatility does not significantly impact the company's cost structure or profitability. Owner-operators are responsible for all costs associated with their equipment, including fuel. Therefore, the cost of such fuel is not a direct expense of the company. With regard to fuel expenses for company-operated equipment, the company attempts to mitigate the effect of fluctuating fuel costs by purchasing more fuel efficient tractors and aggressively managing fuel purchasing. Also, certain rates charged by the company for its services are adjustable by reference to market fuel prices. Relatively high or low per-gallon market fuel prices can result in upward or downward adjustment of freight rates, further mitigating the impact of such volatility on the company's profits. Fuel price fluctuations result from many external market factors that cannot be influenced or predicted by the company. In addition, each year several states increase fuel taxes. Recovery of future increases or realization of future decreases in fuel prices and fuel taxes, if any, will continue to depend upon competitive freight-market conditions.

     - Risk Management: Liability for accidents is a significant concern in the trucking industry. Exposure can be large and occurrences unpredictable. The cost and human impact of work-related injury claims are also significant concerns. To address these concerns, the company maintains a risk management program designed to minimize the frequency and severity of accidents and to manage insurance coverage and claims. As part of the program, the company carries insurance policies under which it retains liability for up to $750,000 on each property, casualty and general liability claim, substantially all individual work-related injury claims and $100,000 on each cargo claim. Because of this retained liability, a series of very serious traffic accidents, work-related injuries or unfavorable developments in or outcomes of existing claims could materially adversely affect the company's operating results. Claims and insurance claims expense can vary significantly from year to year. Reserves representing the company's estimate of ultimate claims outcome are established based on the information available at the time of an incident. As additional information regarding the incident becomes available, any necessary adjustments are made to previously recorded amounts. The aggregate amount of open claims, some of which involve litigation, is significant. In the opinion of management, however, these claims can be resolved without a material adverse effect on the company's financial position or its results of operations.

     A major component of the company's risk management program is the enhancement of safety in its operations. The company's safety department conducts programs which include driver education and over-the-road observation. All drivers must meet or exceed specific guidelines relating to safety records, driving experience and personal standards, including a physical examination and mandatory drug testing. Drivers must also complete the company's training program, which includes tests for motor vehicle safety and over-the-road driving, and they must have a current Commercial Drivers License before being assigned a tractor. Student drivers undergo a more extensive training program as a second driver with an experienced instructor-driver. In accordance with federal regulations, the company conducts drug tests on all driver candidates and maintains a continuing program of random testing for use of such substances. Applicants who test positive for drugs are turned away and drivers who test positive for such substances are immediately disqualified from driving.

     For the last seven years, the company's principal operating subsidiary has placed among the top three of the Truckload Carriers Association safety competition for fleets which travel more than 100 million miles. For 1996, the company was named the first place winner in its category.

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

     The company plans to add about 50 tractors to its company-operated, full-truckload fleet during 1999. Any other changes in the fleet will depend upon acquisitions, if any, of other motor carriers, developments in the nation's economy, demand for the company's services and the availability of qualified employee drivers. Continued emphasis will be placed on improving the operating efficiency and increasing the utilization of this fleet through enhanced driver training and retention and reducing the percentage of empty, non-revenue producing miles.

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

     Efficient information management is essential to a successful temperature-controlled LTL operation. On a typical day, the company's LTL system handles about 5,000 shipments - about 3,000 on the road, 1,000 being delivered and 1,000 being picked up. In 1998, the LTL operation handled about 293,100 individual shipments.

     -  Full-truckload:   Temperature-controlled, full-truckload service
requires a substantially lower capital investment for terminals and lower costs of shipment handling and information management than that of LTL. Pricing is based primarily on mileage, weight and type of commodity.

     At the end of 1998, the company's full-truckload tractor fleet consisted of 1,233 tractors owned or leased by the company and 432 tractors contracted to the company by owner-operators, making it one of the five largest temperature-controlled, full-truckload carriers in North America.

     The company provides a wide range of transportation and logistics services which include railroad-based intermodal long-haul transportation. In providing such service, the company contracts with railroads to transport loaded full-truckload trailers on railroad flat cars. During 1998, the company's ability to offer intermodal service was negatively impacted by the reduced capacity of railroad companies. Less than 5% of the company's domestic full-truckload shipments is transported in this manner and this service is not expected to expand until current problems affecting the rail service are resolved.

     By providing intermodal transportation services, the company is able to transport more loaded trailers (which require relatively lower capital investment) while engaging fewer tractors (which involve relatively higher capital investment). When the emphasis on intermodal transportation is renewed, it is probable that the company's trailer fleet will continue to expand more rapidly than its tractor fleet. Also contributing to the increase in the trailer-to-tractor ratio from 1.5:1 at December 31, 1994 or 1.47:1 at January 1, 1994, to 1.48:1 at year-end 1998 were continued expansion of dedicated fleet and short-haul, full-truckload services and, in general, the more rapid expansion of the company's full-truckload services in relation to its LTL service. Full-truckload services generally involve the utilization of more trailers to enable tractors to remain in service while idle trailers are being loaded and unloaded.

     Prior to 1998, the company conducted limited operations involving "dedicated fleets". In such an arrangement, the company contracts with a customer to provide service involving the assignment of specific trucks to handle transportation needs of its customers. Frequently the company and customer anticipate that dedicated fleet logistics services will both lower the customer's transportation costs and improve the quality of the service the customer receives. In late 1998, the company improved its capability to provide and expanded efforts to market such services.

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

Equipment

     The company acquires premium company-operated tractors in order to help attract and retain qualified employee-drivers, promote safe operations, minimize maintenance and repair costs and assure dependable service to its customers. Management believes that the higher initial investment for its equipment is recovered through more efficient vehicle performance and improved resale value. The company has a three-year replacement policy for its full-truckload tractors. As a result, most repair costs are recovered through efficient vehicle performance and manufacturers' warranties. The three-year replacement policy also enables the company to maximize its fuel efficiency by benefiting from technological improvements in both engine efficiency and aerodynamics. The company plans to add about 50 and replace about 500 of its tractors during 1999. In addition, about 250 trailers may be added and about 175 will be replaced during the year. Management expects that the new tractors' average miles-per-gallon will improve over that of the tractors being replaced. In order to minimize fuel consumption, the company includes a fuel efficiency driving bonus in its employee-driver incentive pay package.

Regulation

     The company's interstate operations are subject to regulation by the United States Department of Transportation, which regulates driver qualifications, safety, equipment standards and insurance requirements. The company is also subject to regulation of various state regulatory agencies with respect to certain aspects of its operations. State regulations generally involve safety and the weight and dimensions of equipment.

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

Employees

     The number of company employees as of December 31, 1998 and 1997, was as follows:

                                       Dec. 31, 1998        Dec. 31, 1997
                                       -------------        -------------
Freight Operations:
   Drivers and Trainees                      1,537               1,435
   Non-driver personnel
      Full time                                746                 723
      Part time                                164                 149
                                       -------------        -------------


   Total Freight Operations                  2,447               2,307
   Non-freight Operations                      187                 182
                                       -------------        -------------

   Total                                     2,634               2,489
                                       =============        =============

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

     Collectively, these non-freight businesses contributed 13% of the company's 1998 consolidated revenue and 11% of the consolidated operating profit (after elimination of inter-company transactions).

Outlook

     Certain statements contained in this Report on Form 10-K, including statements regarding the anticipated development and expansion of the company's business or the industry in which the company operates, the intent, belief or current expectations of the company, its directors or its officers, primarily with respect to the future operating performance of the company and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied from such forward-looking statements. These risks and uncertainties include demand for the company's services and products, which may be affected by, among other things, competition, weather conditions and the general economy; the availability and cost of labor, equipment, fuel and supplies; the impact of changes in the tax and regulatory environment in which the company operates; operational risks and insurance; risks associated with the technologies and systems used and being developed by the company and the other risks and uncertainties described in this report on Form 10-K, including the portions of the company's annual report to shareholders which are incorporated by reference herein.

Year 2000

     The company is aware of the potential problems associated with existing information technology ("IT") systems as the year 2000 ("Y2K") approaches. The company's exposure to such problems does not involve significant date-sensitive computations. Rather, problems may occur with regard to IT systems and the impact erroneous dates may have on core business operating activities such as the company's ability to process customer orders, track and manage equipment and generate customer invoices. Disruptions in any such activity could have a negative impact on the company's ability to conduct its routine business operations. Systems are being developed based on more current technology, which address the issues associated with Y2K.

     It is not practicable to isolate the portion of "new" system development costs which are specifically associated with the Y2K problem. Such costs have been financed by internally generated funds. Direct costs associated with the development effort have been capitalized by the company to be amortized against post-conversion income.

     The company also uses a variety of assets that are operated by or reliant upon non-information technology ("non-IT") systems, such as equipment or refrigeration systems containing embedded technology. Modification or replacement would be necessary for proper performance of any IT or non-IT system that is unable to properly interpret and process the Y2K.

     State of Readiness - The company is actively engaged in the process of evaluating the company's systems for Y2K compliance. In addition, the company is verifying the Y2K compliance of third parties with whom the company has a material relationship, such as customers, suppliers and service providers such as telecommunications providers and financial institutions. The first phase, evaluating the company's systems, is substantially complete. The second phase, evaluating third party systems, was commenced in the third quarter of 1998 and is expected to be substantially completed during the first half of 1999.

     The failure of any internal non-IT system to be Y2K compliant is not expected to have a material effect on the business, operations or financial condition of the company. Nevertheless, the company will continue to take steps to modify or replace all non-IT systems that are not Y2K compliant during the 1999 calendar year. The cost of such conversions is not expected to be material.

     The company's major internal IT and non-IT systems, which include the mainframe system presently in use require modification or replacement to become Y2K compliant. The systems project will replace all existing major IT systems with a Y2K compliant system. The new system is continually evaluated with respect to Y2K compliance. These evaluations are conducted by persons with requisite skills.

     Programming, testing and training necessary to convert to the new system is expected to be complete by April 1999. Conversion efforts will commence promptly thereafter, and are expected to conclude within 60 days after commencement.

     The project is aimed at improving and standardizing company processes and improving technology to reduce operating costs. This project centers around modifications to software procured from third party systems vendors. The new IT system and related processes are also expected to enhance the company's competitive position by improving customer service, pricing strategies and logistics management.

     The company is also assessing the requirements to make Y2K compliant all third party IT system software used in desktop computers. These costs are not expected to be material.

     Costs to Address Y2K Issues - The company has projected $10 million for the cost of the system project including costs associated with Y2K compliance. As of December 31, 1998, approximately $8 million had been expended.

     Risks to the Company for Y2K Issues - The most likely worst case Y2K scenario for the company would be the failure of the project to be completed. It is not feasible to predict the impact on the company's financial condition or profitability as a result. However, management believes that the implementation of its contingency plan could be achieved with minimal to moderate disruption to the business and operations of the company.

     Contingency Plan - If the new IT system is not implemented on schedule, the company will execute its contingency plan to meet a deadline of December 31, 1999. This would require the company to make modifications to the mainframe system and other currently operating systems. The company is considering alternatives such as manually processing certain transactions and outsourcing certain data processing functions. The cost of the mainframe upgrade would be significant and could be completed by the required deadline.

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

     At December 31, 1998, the company also maintained leased terminal or office facilities in or near the following cities:

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

     The following table sets forth certain information regarding revenue equipment utilized by the company at December 31, 1998 and 1997:

                                                         Age in Years
                                 ----------------------------------------------------------
Tractors                             Less than 1           1 thru 3            4 or more              Total
--------                         ----------------     -----------------     ---------------      ---------------
                                   1998      1997       1998      1997       1998       1997      1998     1997
                                 ------    ------     ------    ------     ------     ------    ------    ------
Company-operated                    467       344        826       851         35         25     1,328     1,220
Owner-operator provided              67        62        222       197        383        369       672       628
                                 ------    ------     ------    ------     ------     ------    ------    ------
         Total                      534       406      1,048     1,048        418        394     2,000     1,848
                                 ======    ======     ======    ======     ======     ======    ======    ======

                                                         Age in Years
                                 ----------------------------------------------------------
Trailers                             Less than 1           1 thru 5            6 or more              Total
--------                         ----------------     -----------------     ---------------      ---------------
                                   1998      1997       1998      1997       1998       1997      1998     1997
                                 ------    ------     ------    ------     ------     ------    ------    ------
Company-provided                    706       397      2,024     2,120        210        267     2,940     2,784
Owner-operator provided              --        --         11         9         11         14        22        23
                                 ------    ------     ------    ------     ------     ------    ------    ------
         Total                      706       397      2,035     2,129        221        281     2,962     2,807
                                 ======    ======     ======    ======     ======     ======    ======    ======

     The increases in the number of company-operated tractors and trailers during 1998 and 1997 resulted primarily from the addition of new equipment during each year for use in the company's full-truckload operations.

     Approximately 80% of the company's 2,940 trailers are insulated and equipped with refrigeration units capable of providing the temperature control necessary to handle perishable freight. Trailers that are used primarily in LTL operations are equipped with movable partitions permitting the transportation of goods requiring maintenance of different temperatures. The company also operates a fleet of non-refrigerated trailers in its "dry freight" full-truckload operation. Company-operated trailers are primarily 102 inches wide. Full-truckload trailers used in dry freight operations are 53 feet long. Temperature controlled operations are conducted with both 48 and 53 foot refrigerated trailers.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of shareholders of the company during the fourth quarter of 1998.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

     The information regarding cash dividends, common stock price per share and common stock trading volume set forth under the caption "Quarterly Financial, Stock and Dividend Information" appearing on page 28 of the Annual Report to Shareholders for the year ended December 31, 1998, is incorporated by reference into this Report.

Item 6.  Selected Financial Data.

     The information set forth under the caption "Ten-Year Statistics and Financial Data" appearing on pages 18 and 19 of the Annual Report to Shareholders for the year ended December 31, 1998, is incorporated by reference into this Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 15 through 18 of the Annual Report to Shareholders for the year ended December 31, 1998, is incorporated by reference into this Report.

Item 7A.  Quantitative and Qualitative Disclosure about Market Risk

     As of December 31, 1998, there was no long-term or short-term debt present. Also as of December 31, 1998, the Company held no material market risk sensitive instruments (for trading as well as non-trading purposes) which would involve significant foreign currency exchange rate risk, commodity price risk or other relevant market risks, such as equity price risk.

     Accordingly the potential loss to the Company in future earnings, fair values or cash flows of market risk sensitive investments resulting from changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates or prices is not significant.

Item 8.  Financial Statements and Supplementary Data.

     (a) The following Consolidated Financial Statements of Frozen Food Express Industries, Inc., and Report of Independent Public Accountants, with respect thereto set forth on pages 20 through 27 of the Annual Report to Shareholders for the year ended December 31, 1998, are incorporated by reference into this
Report:

     Consolidated Statements of Income -- Years ended December 31, 1998, 1997 and 1996.

     Consolidated Balance Sheets -- December 31, 1998 and 1997.

     Consolidated Statements of Cash Flows -- Years ended December 31, 1998, 1997 and 1996.

     Consolidated Statements of Shareholders' Equity -- Years ended December 31, 1998, 1997 and 1996.

     Notes to Consolidated Financial Statements.

     Report of Independent Public Accountants.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

     In accordance with General Instruction G to Form 10-K, the information required by Item 10 is incorporated herein by reference from the portion of the company's Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 1999, appearing under the caption "Nominees for Directors".

Item 11. Executive Compensation.

     In accordance with General Instruction G to Form 10-K, the information required by Item 11 is incorporated herein by reference from the portions of the company's Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 1999 appearing under the captions "Executive Compensation" and "Transactions with Management".

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     In accordance with General Instruction G to Form 10-K, the information required by Item 12 is incorporated herein by reference from the portions of the company's Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 1999, appearing under the captions "Outstanding Capital Stock; Principal Shareholders" and "Nominees for Directors".

Item 13. Certain Relationships and Related Transactions.

     In accordance with General Instruction G to Form 10-K, the information required by Item 13 is incorporated herein by reference from the portions of the company's Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 1999, appearing under the captions "Nominees for Directors", "Transactions with Management" and "Executive Compensation".

                                    Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)     1. & 2.   Financial Statements and Financial Statement Schedules:

                  The financial statements listed in the index to financial statements and financial statement schedules in Item 8 hereof are filed as part of this Annual Report on Form 10-K.

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

        3.2       Bylaws of the Registrant, as amended.

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

        10.4 Frozen Food Express Industries, Inc., 1992 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 4.3 to Registrant's Registration #33-48494 as filed with the Commission, and incorporated herein by reference).

        10.5 FFE Transportation Services, Inc., 1994 Incentive Bonus Plan, as amended (filed as Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994; SEC File Number 1-10006 and incorporated herein by reference).

        10.6 FFE Transportation Services, Inc., Executive Bonus and Phantom Stock Plan, as amended (filed as Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994; SEC File Number 1-10006 and incorporated herein by reference).

        10.7 FFE Transportation Services, Inc., Employee Stock Ownership Plan (filed as Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994; SEC File Number 1-10006 and incorporated herein by reference).

        10.8 Savings Plan for Employees of Frozen Food Express Industries, Inc. (filed as Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994; SEC File Number 1-10006 and incorporated herein by reference).

        10.9      Conwell Corporation Employee Stock Ownership Plan (filed as
                  Exhibit 10.10 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994; SEC File Number 1-10006 and incorporated herein by reference).

        10.10 Amendment to Frozen Food Express Industries, Inc., 1992 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit
                  10.11 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994; SEC File Number 1-10006 and incorporated herein by reference).

        10.11 Frozen Food Express Industries, Inc. Employee Stock Option Plan (filed as Exhibit 4.1 to Registrant's Registration #333-21831 as filed with the Commission, and incorporated herein by reference).

        10.12     FFE Transportation Services, Inc. 401(k) Wrap Plan (filed as
                  Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996; SEC File Number 1-10006 and incorporated herein by reference).

        10.13 First through Sixth Amendments to Savings Plan for Employees of Frozen Food Express Industries, Inc. (filed as Exhibit
                  10.14 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996; SEC File Number 1-10006 and incorporated herein by reference).

        10.14 Amendment to Frozen Food Express Industries, Inc. 1992 Incentive and Nonstatutory Stock Option Plan. (filed as
                  Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

        10.15 Amendment Number 2 to Frozen Food Express Industries, Inc. 1992 Incentive Stock Option Plan. (filed as Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

        11.1 Computation of basic and diluted net income per share of common stock (incorporated by reference to Footnote 7 to the financial statements appearing in the Annual Report to Shareholders of the Registrant for the year ending December 31, 1998).

        13.1 Annual Report to Shareholders of the Registrant for the year ended December 31, 1998. Except for those portions of such Annual Report to Shareholders expressly incorporated by reference into this Report, such Annual Report to Shareholders is furnished solely for the information of the Securities and Exchange Commission and shall not be deemed a "Filed" Document.

        21.1      Subsidiaries of Frozen Food Express Industries, Inc.

        25.1      A Power of Attorney is found on page 15 of this Report.

        27.1      Financial Data Schedule for the fiscal year ending
                  December 31, 1998.


(b)     Reports on Form 8-K:

        No reports on Form 8-K were filed by the company during the last quarter of the period covered by this Report.

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                       COVERED BY REPORT OF INDEPENDENT
                              PUBLIC ACCOUNTANTS

                                                                                                      Annual Report
                                                                                                     to Shareholders
                                                                                                     ---------------
Consolidated Statements of Income -- Years ended December 31, 1998, 1997 and 1996                          20

Consolidated Balance Sheets -- December 31, 1998 and 1997                                                  21

Consolidated Statements of Cash Flows -- Years ended December 31, 1998, 1997 and 1996                      22

Consolidated Statements of Shareholders' Equity -- Years ended December 31, 1998, 1997 and
          1996                                                                                             23

Notes to Consolidated Financial Statements                                                                 24

Report of Independent Public Accountants                                                                   28

Supplementary Information -- Quarterly financial data (unaudited)                                          28

     Financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

     The financial statements listed in the above index, which are included in the Annual Report to Shareholders of Frozen Food Express Industries, Inc., for the year ended December 31, 1998, are hereby incorporated by reference, and are filed herewith as Exhibit 13.1.

                               POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS that each of the undersigned directors and officers of Frozen Food Express Industries, Inc., hereby appoints Stoney M. Stubbs, Jr., and F. Dixon McElwee, Jr. his true and lawful attorneys-in-fact and agents, for him and in his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this Annual Report on Form 10-K and to file each such amendment to the Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue hereof.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FROZEN FOOD EXPRESS INDUSTRIES, INC.

Date:   March 26, 1999               By   /s/ F. Dixon McElwee, Jr.
     --------------------              --------------------------------------
                                       F. Dixon McElwee, Jr.
                                       Senior Vice President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:   March 26, 1999                 /s/ Stoney M. Stubbs, Jr.
     --------------------              -----------------------------------------
                                       Stoney M. Stubbs, Jr.,
                                       Chairman of the Board of Directors and
                                       President (Principal Executive Officer)

Date:   March 26, 1999                 /s/ F. Dixon McElwee, Jr.
     --------------------              -----------------------------------------
                                       F. Dixon McElwee, Jr.,
                                       Senior Vice President and Director
                                       (Principal Financial and Accounting
                                       Officer)

Date:   March 26, 1999                 /s/ Charles G. Robertson
     --------------------              -----------------------------------------
                                       Charles G. Robertson
                                       Executive Vice President and Director

Date:   March 26, 1999                 /s/ Edgar O. Weller
     --------------------              -----------------------------------------
                                       Edgar O. Weller
                                       Vice Chairman of the Board of Directors


Date:   March 26, 1999                 /s/ W. Mike Baggett
     --------------------              -----------------------------------------
                                       W. Mike Baggett, Director


Date:   March 26, 1999                 /s/ Brian R. Blackmarr
     --------------------              -----------------------------------------
                                       Brian R. Blackmarr, Director

Date:   March 26, 1999                 /s/ Leroy Hallman
     --------------------              -----------------------------------------
                                       Leroy Hallman, Director


Date:   March 26, 1999                 /s/ W. Grogan Lord
     --------------------              -----------------------------------------
                                       W. Grogan Lord, Director


Date:   March 26, 1999                 /s/ T. Michael O'Connor
     --------------------              -----------------------------------------
                                       T. Michael O'Connor, Director