Form 10-Q
period 1999-03-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 1999-05-14
CIK 39273

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the period ended   March 31, 1999
                                        --------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from
     from                     to
          -------------------    --------------------

                        Commission File Number 1-10006

                     Frozen Food Express Industries, Inc.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified on its charter)


                 Texas                                   75-1301831
-------------------------------------------------------------------------------
     (State or other jurisdiction of                    (IRS Employer
     incorporation or organization)                  Identification No.)


      1145 Empire Central Place          Dallas, Texas        75247-4309
------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)


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

                               [X] Yes    [ ] No

As of May 3, 1999, 16,338,752 shares of the Registrant's Common Stock, $1.50 par value, were outstanding.

                        PART I - FINANCIAL INFORMATION


                                                                       Page No.
                                                                       --------
Item l.   Financial Statements

          Consolidated Condensed Balance Sheets -
          March 31, 1999 and December 31, 1998                                2

          Consolidated Statements of Income -
          Three months ended March 31, 1999 and 1998                          3

          Consolidated Condensed Statements of Cash Flows -
          Three months ended March 31, 1999 and 1998                          4

          Notes to Consolidated Condensed Financial Statements                5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                       7

Item 3.   Quantitative and Qualitative Disclosure about Market Risk          11

                          PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                   12

          Exhibit 27.1 - Financial Data Schedule                             14

             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                                 (In thousands)
                                  (Unaudited)

                                                                           Mar. 31,         Dec. 31,
                                                                             1999             1998
                                                                           --------         --------
Assets

Current assets
   Cash                                                                    $  3,346         $  6,023
   Accounts receivable, net                                                  45,625           43,802
   Inventories                                                               16,571           12,575
   Tires                                                                      5,337            5,276
   Other current assets                                                       5,825            3,259
                                                                           --------         --------
      Total current assets                                                   76,704           70,935

Property and equipment, net                                                  66,571           64,405
Other assets                                                                 14,473           14,340
                                                                           --------         --------
                                                                           $157,748         $149,680
                                                                           ========         ========

Liabilities and Shareholders' Equity

Current liabilities
   Trade accounts payable                                                  $ 12,954         $ 17,153
   Accrued claims liabilities                                                 3,953            3,801
   Accrued payroll                                                            4,214            5,759
   Other                                                                      5,181            4,869
                                                                           --------         --------
      Total current liabilities                                              26,302           31,582

Long-term debt                                                               13,000               --
Other and deferred credits                                                   20,549           19,821
                                                                           --------         --------
      Total liabilities and deferred credits                                 59,851           51,403
                                                                           --------         --------

Shareholders' equity
   Common stock                                                              25,921           25,921
   Paid-in capital                                                            5,230            5,323
   Retained earnings                                                         73,770           73,001
                                                                           --------         --------
                                                                            104,921          104,245
   Less - Treasury stock                                                      7,024            5,968
                                                                           --------         --------
      Total shareholders' equity                                             97,897           98,277
                                                                           --------         --------
                                                                           $157,748         $149,680
                                                                           ========         ========


                            See accompanying notes.

             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                    (In thousands, except per-share amounts)
                                  (Unaudited)

                                                                For the Three Months
                                                                   Ended March 31,
                                                             ----------------------------
                                                                1999              1998
                                                             ---------          ---------
Revenue
 Freight revenue                                              $73,824             $70,641
 Non-freight revenue                                           14,433               6,870
                                                              -------             -------
                                                               88,257              77,511
                                                              -------             -------
Costs and expenses
 Freight operating expenses
  Salaries, wages and related expenses                         20,639              18,997
  Purchased transportation                                     16,317              15,648
  Supplies and expenses                                        19,517              19,780
  Revenue equipment rent                                        6,470               5,999
  Depreciation                                                  2,696               2,346
  Communications and utilities                                    916                 959
  Claims and insurance                                          3,062               2,842
  Operating taxes and licenses                                  1,366               1,282
  Gain on sale of equipment                                      (261)               (236)
  Miscellaneous expense                                           825                 560
                                                              -------             -------
                                                               71,547              68,177
 Non-freight costs and operating expenses                      14,275               7,177
                                                              -------             -------
                                                               85,822              75,354
                                                              -------             -------
Income from operations                                          2,435               2,157

Interest and other expense, net                                   431                 106
                                                              -------             -------

Income before income tax                                        2,004               2,051
Provision for income tax                                          741                 656
                                                              -------             -------

Net income                                                    $ 1,263             $ 1,395
                                                              =======             =======

Net income per share of common stock
 Basic                                                           $.08                $.08
                                                              =======             =======
 Diluted                                                         $.08                $.08
                                                              =======             =======

Weighted average shares outstanding
 Basic                                                         16,439              16,854
                                                              =======             =======
 Diluted                                                       16,610              17,154
                                                              =======             =======






                            See accompanying notes.

             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                                         For the Three
                                                                                     Months Ended March 31,
                                                                          --------------------------------------------
                                                                                  1999                   1998
                                                                          ---------------------  ---------------------

Net cash (used in) provided by operating activities                             $(9,857)               $   607
                                                                                -------                -------

Cash flows from investing activities
 Expenditures for property and equipment                                         (4,642)                (7,282)
 Proceeds from sale of property and equipment                                     1,170                  1,364
 Company owned life insurance and other                                            (706)                  (131)
                                                                                -------                -------

Net cash used in investing activities                                            (4,178)                (6,049)
                                                                                -------                -------

Cash flows from financing activities
 Borrowings under revolving credit agreement                                     19,000                     --
 Payments against revolving credit agreement                                     (6,000)                    --
 Dividends paid                                                                    (494)                  (507)
 Net treasury stock activity                                                     (1,148)                  (220)
                                                                                -------                -------

Net cash provided by (used in) financing activities                              11,358                   (727)
                                                                                -------                -------

Net (decrease) in cash and cash equivalents                                      (2,677)                (6,169)
Cash and cash equivalents at January 1                                            6,023                 23,318
                                                                                -------                -------

Cash and cash equivalents at March 31                                           $ 3,346                $17,149
                                                                                =======                =======


                            See accompanying notes.

             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                            March 31, 1999 and 1998
                                  (Unaudited)


1.  BASIS OF PRESENTATION
    ---------------------

The consolidated financial statements include Frozen Food Express Industries, Inc. (FFEX) and its subsidiary companies (the company), all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and have not been audited or reviewed by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations have been made. Pursuant to SEC rules and regulations, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. FFEX believes that the disclosures contained herein, when read in conjunction with the financial statements and notes included, or incorporated by reference, in FFEX's Form 10-K filed with the SEC on March 26, 1999, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes (included, or incorporated by reference), in the aforementioned report on Form 10-K.

2.  FINANCING AND INVESTING ACTIVITIES NOT AFFECTING CASH
    -----------------------------------------------------

During the three months ended March 31, 1998, the company funded contributions to its Employee Savings Plan by 86,671 shares of treasury stock to the Plan trustee. The fair market value of the transferred shares was $819,000.

3.  SHAREHOLDERS' EQUITY
    --------------------

As of March 31, 1999 and December 31, 1998, respectively, there were 16,363,000 and 16,904,000 shares of stock outstanding. During both of the quarters ended March 31, 1999 and 1998, the company declared dividends on the common stock of three cents per share.

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

5.  EARNINGS PER SHARE
    ------------------

Common stock equivalents included in diluted weighted average shares, all of which result from dilutive stock options granted by the company, were as follows:

                                                       1999              1998
                                                      -------           -------
For the three months ended March 31                   170,637           294,000

6.  OPERATING SEGMENTS
    ------------------

The company's operations consist of two reportable segments. The freight segment is engaged primarily in the motor carrier freight transportation business. The smaller segment is primarily engaged in non-freight business relating to the sale and service of refrigeration equipment and of trailers used in freight transportation.

Financial information for each reportable segment for the three month periods ended March 31, 1999 and 1998 is as follows (in millions):


                                                         March 31,
                                            ------------------------------------
                                                  1999               1998
                                            -----------------  -----------------

Freight Operations
     Total Revenue                               $ 73.8            $ 70.6
     Operating Income                               2.3               2.5
     Total Assets                                 145.7             137.0

Non-Freight Operations
     Total Revenue                               $ 18.1            $ 10.3
     Operating Income                                .1               (.3)
     Total Assets                                  31.7              16.8

Intercompany Elimination
     Revenue                                     $ (3.6)           $ (3.4)
     Operating Income                                 -                 -
     Assets                                       (19.7)            (10.5)

Consolidated
     Revenue                                     $ 88.3            $ 77.5
     Operating Income                               2.4               2.2
     Assets                                       157.7             143.3


Intercompany elimination of revenue relates to transfers at cost of inventory such as trailers and refrigeration units from the non-freight segment for use by the freight segment.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table sets forth, as a percentage of freight revenue, certain major operating expenses for the three-month periods ended March 31, 1999 and 1998.


                                                     Three Months
                                                   Ended March. 31,
                                         ------------------------------------
                                               1999               1998
                                         -----------------  -----------------

Salaries, wages and related expense             28.0%              26.9%
Purchased transportation                        22.1               22.2
Supplies and expenses                           26.4               28.0
Revenue equipment rent                           8.8                8.5
Depreciation                                     3.7                3.3
Claims and insurance                             4.1                4.0
Other                                            3.8                3.6
                                                ----               ----
Total freight operating expenses                96.9%              96.5%
                                                ====               ====

First Quarter of 1999 vs. 1998

During the first quarter of 1999, revenue increased by 13.9% to $88,257,000 with freight revenue up $3,183,000 million or 4.5%. Non-freight revenue aggregated 16.4% and 8.9% of total revenue during the first three months of 1999 and 1998, respectively. Less-than-truckload (LTL) revenue was 1.3% lower and full-truckload revenue increased by 7.2% as compared to the same period of 1998.

The increase in full-truckload revenue was due primarily to a 2.6% improvement in the number of shipments transported and a 4.5% increase in average per-shipment revenue.

During the 1999 first quarter, total LTL hundredweight declined by 6.1%, while revenue per LTL hundredweight improved by 5.1%.

The 1999 increase in non-freight revenue was due to improvement in the market for refrigeration equipment and to the continued expansion of the company's non-freight subsidiary into new geographical and product market areas.

The number of tractors in the fleet of company-operated, full-truckload equipment rose from approximately 1,230 at the beginning of 1999 to about 1,270 by the end of the first quarter. The number of full-truckload tractors provided by owner-operators had increased by 25 to 455. At the beginning of 1999, there were 430 full-truckload tractors provided by owner-operators.

Full-truckload activities, which contributed 70% and 68%, respectively, of freight revenue during the first quarter of 1999 and 1998, are conducted primarily with company-operated equipment, while LTL activities are conducted primarily with equipment provided by owner-operators. Changes in the mix of LTL versus full-truckload revenue as well as fluctuations in the amount of total freight handled on company-operated versus owner-operator provided equipment, impacted the percent of freight revenue absorbed by the various categories of operating expenses between the two quarters. The proportion of full-truckload revenue generated by company-operated trucks during the first quarter of 1999 was 74%, as compared to 75% during the first quarter of 1998. Company-operated trucks generated 30% of total LTL revenue for both the first quarters of 1999 and 1998.

During the first quarter of 1999, the percent of freight revenue absorbed by salaries, wages and related expense was 28%, as compared to 26.9% during the year-ago quarter, due primarily to the increased quantity of employee-driven, company-operated equipment. Conversely, purchased transportation expense as a percent of freight revenue fell from 22.2% in the first quarter of 1998 to 1999's 22.1%. This decrease was due primarily to the proportional increase in the quantity of shipments transported by company-operated tractors.

Per-gallon fuel costs paid by the company decreased by 10% during the first quarter of 1999 as compared to 1998. Due to a variety of factors, fuel price volatility does not significantly impact the company's cost structure or profitability. Owner-operators are responsible for all costs associated with their equipment, including fuel. Therefore, the cost of such fuel is not a direct expense of the company. With regard to fuel expenses for company-operated equipment, the company attempts to mitigate the effect of fluctuating fuel costs by purchasing more fuel-efficient tractors and aggressively managing fuel purchasing. Also, certain rates charged by the company for its service are adjustable by reference to market fuel prices. Relatively high or low per-gallon market fuel prices can result in upward or downward adjustment of freight rates, further mitigating the impact of such volatility on the company's profits.

The sum of revenue equipment rent and depreciation rose by 9.8% during 1999's first quarter to $9,166,000. This increase is the result of increases in the quantities of company-owned tractors and trailers.

Claims and insurance expense rose from 4% of freight revenue during the first quarter of 1998, to 4.1% for 1999. The increase resulted from a variety of factors, including but not limited to an increase in the frequency of physical damage losses.

Income from operations rose by 12.9% during the first quarter of 1999 as compared to 1998.

Interest and other expense, net rose from $106,000 to $431,000 between the two quarters. Reduced interest income on cash equivalents was the principal factor affecting this net increase.

Pre-tax income fell by 2.3% during the first quarter of 1999 as compared to 1998.

The provision for income tax was 37% of pre-tax income for the first quarter of 1999, as compared to 32% for 1998. The higher 1998 effective income tax rate is primarily attributable to reduced permanent tax savings resulting from the COLI program. Recent legislation limits future deductibility of interest expenses associated with COLI programs. During 1998, the Internal Revenue Service indicated that it will attempt to retroactively limit COLI interest deductions to amounts which are less than the levels apparently allowed by the recent legislation. Due to these uncertainties, the company's effective tax rate has increased.

LIQUIDITY AND CAPITAL RESOURCES

The company's primary needs for capital resources are to finance working capital, capital expenditures and, from time to time, acquisitions. Working capital investment typically increases during periods of sales expansion when higher levels of receivables, with regard to non-freight operations inventory are present. The company had long-term debt of $13,000,000 as of March 31, 1999. The unused portion of the company's $50,000,000 revolving credit facility was approximately $32 million.

Net cash used in by operating activities was $9.9 million and cash provided by operating activities was $607,000 for the three months ending March 31, 1999 and 1998, respectively. This change was primarily attributable to increased inventories related to the company's non-freight business, the timing of certain payments to vendors during the quarters and other fluctuations in other components of working capital.

Net capital expenditures were $3.5 million and $5.9 million for the three months ended March 31, 1999 and 1998, respectively.

The company believes that its current cash position, funds from operations, and the availability of funds under its credit agreements will be sufficient to meet anticipated liquidity requirements for the next twelve months. At March 31, 1999, working capital was $50.4 million as compared to $39.4 million at December 31, 1998.

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

During the first quarter of 1999, the company began converting from its non-Y2K compliant mainframe system, which had been in place for several years, to a newer technology which is believed to be substantially Y2K compliant.
Completion of the conversion is expected during the second quarter of 1999. The new system is continually evaluated with respect to Y2K compliance. These evaluations are conducted by internal as well as external persons with requisite evaluation skills. To date, no significant Y2K problems have been identified by these evaluations.

The new system is expected to improve and standardize company processes and apply technology to reduce operating costs. This project centers around modifications to software procured from third party systems vendors. The new IT system and related processes are also expected to enhance the Company's competitive position by improving customer service, pricing strategies and logistics management.

The company has reviewed its telecommunications systems with its third party providers and has been assured that they are or will be Y2K compliant. The company is also assessing the requirements to make Y2K compliant all third party IT-system software used in desktop computers. These costs are not expected be material to the company.

COSTS TO ADDRESS YEAR 2000 ISSUES. The company has projected $10 million for the cost of the system project. As of March 31, 1999, approximately $9 million has been expended.

RISKS TO THE COMPANY FOR Y2K ISSUES. The mostly likely worst case scenario to the company associated with its Y2K compliance efforts would be the failure of the project to be completed by June, 1999. It is not feasible at this time to predict the impact, if any, on the company's financial condition or results of operations as a result of this scenario. However, management believes that the implementation of its contingency plan could be achieved with minimal to moderate disruption to the business and operations of the company.

CONTINGENCY PLAN. If the new IT system is not implemented by June, 1999, the company will execute its contingency plan to meet a deadline of December 31, 1999. The scenario would require the company to make modifications to the mainframe system and other currently operating systems. Additionally, the company is considering alternatives such as manually processing certain transactions and outsourcing certain data processing functions. The cost of the mainframe upgrade would be material and could be completed by the required deadline.

OUTLOOK

Certain statements contained in this Report on Form 10-Q, including statements regarding the anticipated development and expansion of the company's business or the industry in which the company operates, the intent, belief or current expectations of the company, its directors or its officers, primarily with respect to the future operating performance of the company and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied from such forward-looking statements. These risks and uncertainties include demand for the company's services and products, which may be affected by, among other things, competition, weather conditions and the general economy, the availability and cost of labor, equipment, fuel and supplies, the impact of changes in the tax and regulatory environment in which the company operates, operational risks and insurance, risks associated with the technologies and systems used and being developed by the company and the other risks and uncertainties described in the company's Annual Report on Form 10-K which was filed with the Commission on March 26, 1999.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of March 31, 1999, long-term stood at $13 million, which approximates fair market value. No short-term debt was present. Also as of March 31, 1999, the Company held no material market risk sensitive instruments (for trading as well as non-trading purposes) which would involve significant foreign currency exchange rate risk, commodity price risk or other relevant market risks, such as equity price risk. Accordingly the potential loss to the Company in future earnings, fair values or cash flows of market risk sensitive investments resulting from changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates or prices is not significant.

PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              27.1  Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

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

                                   FROZEN FOOD EXPRESS INDUSTRIES, INC.
                                   ------------------------------------
                                   (Registrant)



May 14, 1999                       By:  /s/Stoney M. Stubbs, Jr.
                                        ------------------------
                                        Stoney M. Stubbs, Jr.
                                        Chairman of the Board



May 14, 1999                       By:  /s/F. Dixon McElwee, Jr.
                                        ------------------------
                                        F. Dixon McElwee, Jr.
                                        Senior Vice President
                                        Principal Financial and
                                        Accounting Officer