Form 10-K/A
period 1998-12-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 1999-06-29
CIK 39273

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                  FORM 10-K/A
                                Amendment No. 1

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998.

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

                         [X]  Yes             [_]  No

At June 28, 1999, the latest practicable date, there were outstanding 16,306,240 shares of Common Stock, $1.50 par value.

  Item 14 of the Form 10-K is amended by adding the information, financial statements and exhibits required to be filed on Form 11-K for the fiscal year ended December 31, 1998, with respect to the FFE Transportation Services, Inc. Employee Stock Ownership Plan (the "FFE Plan"), the Conwell Corporation Employee Stock Ownership Plan (the "Conwell Plan") and the Savings Plan for Employees of Frozen Food Express Industries, Inc. (the "Savings Plan") pursuant to Securities and Exchange Commission Rule 15d-21 promulgated under the Securities Exchange Act of 1934, as amended. Because each of the plans reported on herein are subject to the reporting requirement of the Employee Retirement Income Security Act of 1974 ("ERISA"), the financial statements and schedules included herein have been prepared in accordance with the requirements of ERISA.

ITEM 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
-------

(A)  1. & 2.   Financial Statements and Financial Statement Schedules:

               Filed as Items 14(a) 1 and 2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.

          3.   Exhibits:

          3.1 Articles of Incorporation of the Registrant and all amendments to date (filed as Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993; SEC file no. 1-10006 and incorporated herein by reference).

          3.2 Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998; SEC File Number 1-1006 and incorporated herein by reference).

         10.1 Frozen Food Express Industries, Inc., 1987 Non-Employee Director Stock Plan (filed as Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991; SEC File Number 1-1006 and incorporated herein by reference).

         10.2 Amended and Restated Credit Agreement, dated December 30, 1992 among the registrant and its subsidiaries and First Interstate Bank of Texas, N.A.: Texas Commerce Bank, National Association; and First City, Texas - Dallas, as agent (filed as Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992; SEC file number 1-10006 and incorporated herein by reference.).

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

         10.13 First through Sixth Amendments to Savings Plan for Employees of Frozen Food Express Industries, Inc. (filed as Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference).

         10.14 Amendment to Frozen Food Express Industries, Inc. 1992 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

         10.15 Amendment Number 2 to Frozen Food Express Industries, Inc. 1992 Incentive Stock Option Plan. (filed as Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference).

         10.16 Frozen Food Express Industries, Inc., 401 (k) Savings Plan.

         11.1 Computation of net income per share of common stock, assuming full dilution (incorporation by reference to Footnote 7 to the financial statements appearing in the Annual Report to Shareholders of the Registrant for the year ending December 31, 1996 and incorporated herein by reference).

         13.1 Annual Report to Shareholders of the Registrant for the year ended December 31, 1998. Except for those portions of such Annual Report to Shareholders expressly incorporated by reference into this Report, such Annual Report to Shareholders is furnished solely for the information of the Securities and Exchange Commission and shall not be deemed a "Filed" Document (filed as Exhibit 13.1 to Registrant's First Amendment on Form 10-K/A to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

         21.1  Subsidiaries of Frozen Food Express Industries, Inc. (filed as
               Exhibit 21.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

         23.1  Consent of Independent Public Accountants

         25.1 A Power of Attorney was filed on page 15 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and is incorporated herein by reference.

         27.1 Financial Data Schedule (filed as Exhibit 27 to Registrant's Annual Report on Form-10K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

         99.1 FFE Transportation Services, Inc. Employee Stock Ownership Plan Statements of Net Assets Available for Plan Benefits as of December 31, 1998 and 1997 and Statements of Changes in Net Assets Available for Plan Benefits for each of the three years in the period ended December 31, 1998 with notes thereto and Report of Independent Public Accountants thereon.

         99.2 Conwell Corporation Employee Stock Ownership Plan Statements of Net Assets Available for Plan Benefits as of December 31, 1998 and 1997 and Statements of Changes in Net Assets Available for Plan Benefits for each of the three years in the period ended December 31, 1998 with notes thereto and Report of Independent Public Accountants thereon.

         99.3 Savings Plan for Employees of Frozen Food Express Industries, Inc. Statements of Net Assets Available for Plan Benefits as of December 31, 1998 and 1997 and Statements of Changes in Net Assets Available for Plan Benefits for each of the three years in the period ended December 31, 1998 with notes thereto and Report of Independent Public Accountants thereon.

                                  SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned hereunto duly authorized.

                                   CONWELL CORPORATION
                                   EMPLOYEE STOCK OWNERSHIP PLAN


June 28, 1999                      By:  /s/ Stoney M. Stubbs, Jr.
                                        -------------------------------------
                                        Stoney M. Stubbs, Jr.
                                        Member of the Administrative Committee

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned hereunto duly authorized.

                                   FFE TRANSPORTATION SERVICES, INC.
                                   EMPLOYEE STOCK OWNERSHIP PLAN


June 28, 1999                      By:  /s/ Stoney M. Stubbs, Jr.
                                        -------------------------------------
                                        Stoney M. Stubbs, Jr.
                                        Member of the Administrative Committee

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned hereunto duly authorized.

                                   SAVINGS PLAN FOR EMPLOYEES OF
                                   FROZEN FOOD EXPRESS INDUSTRIES, INC.


June 28, 1999                      By:  /s/ Stoney M. Stubbs, Jr.
                                        -------------------------------------
                                        Stoney M. Stubbs, Jr.
                                        Member of the Administrative Committee

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                   FROZEN FOOD EXPRESS INDUSTRIES, INC.


June 28, 1999                      By:  /s/ Stoney M. Stubbs, Jr.
                                        -------------------------------------
                                        Stoney M. Stubbs, Jr., Chairman of the
                                        Board of Directors and President
                                        (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


June 28, 1999                      By:  /s/ Stoney M. Stubbs, Jr. *
                                        -------------------------------------
                                        Stoney M. Stubbs, Jr., Chairman of the
                                        Board of Directors and President
                                        (Principal Executive Officer)

June 28, 1999                      By:  /s/ Charles G. Robertson *
                                        -------------------------------------
                                        Charles G. Robertson, Executive
                                        Vice President and Director

June 28, 1999                      By:  /s/ F. Dixon McElwee *
                                        -------------------------------------
                                        F. Dixon McElwee, Senior Vice
                                        President and Chief Financial Officer

June 28, 1999                      By:  /s/ Edgar O. Weller *
                                        -------------------------------------
                                        Edgar O. Weller, Vice Chairman
                                        of the Board of Directors

June 28, 1999                      By:  /s/ W. Mike Baggett *
                                        -------------------------------------
                                        W. Mike Baggett, Director

June 28, 1999                      By:  /s/ Brian R. Blackmarr *
                                        -------------------------------------
                                        Brian R. Blackmarr, Director

June 28, 1999                      By:  /s/ Leroy Hallman *
                                        -------------------------------------
                                        Leroy Hallman, Director

June 28, 1999                      By:  /s/ Grogan Lord *
                                        -------------------------------------
                                        W. Grogan Lord, Director

June 28, 1999                      By:  /s/ T. Michael O'Connor *
                                        -------------------------------------
                                        T. Michael O'Connor, Director


* By: /s/ Stoney M. Stubbs, Jr.
      -------------------------
      Stoney M. Stubbs, Jr.
      Attorney-in-Fact

                                 EXHIBIT INDEX
                                 -------------


                                                                                 Sequentially
    Exhibit                           Description                                Numbered Page
    -------                           -----------                                -------------
     10.16       Frozen Food Express Industries, Inc., 401 (k) Savings Plan.

     23.1        Consent of Independent Public Accountants

     99.1        FFE Transportation Services, Inc. Employee Stock Ownership
                 Plan Statements of Net Assets Available for Plan Benefits as of December 31, 1998 and 1997 and Statements of Changes in Net Assets Available for Plan Benefits for each of the three years in the period ended December 31, 1997 with notes thereto and Report of Independent Public Accountants thereon.

     99.2        Conwell Corporation Employee Stock Ownership Plan
                 Statements of Net Assets Available for Plan Benefits as of
                 December 31, 1998 and 1997 and Statements of Changes in
                 Net Assets Available for Plan Benefits for each of the three years in the period ended December 31, 1998 with notes thereto and Report of Independent Public Accountants thereon.

     99.3        Savings Plan for Employees of Frozen Food Express
                 Industries, Inc. Statements of Net Assets Available for
                 Plan Benefits as of December 31, 1998 and 1997 and
                 Statements of Changes in Net Assets Available for Plan
                 Benefits for each of the three years in the period ended
                 December 31, 1998 with notes thereto and Report of Independent Public Accountants thereon.