Form 10-Q
period 1999-06-30
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 1999-08-13
CIK 39273

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 for the period ended   June 30, 1999
                                        -------------

                                       or

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from _________________ to
       ___________________

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

                                      None
________________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                               [X] Yes    [ ] No

As of August 6, 1999, 16,286,244 shares of the Registrant's Common Stock, $1.50 par value, were outstanding.

                                     INDEX


                        PART I - FINANCIAL INFORMATION


                                                                    Page No.
                                                                    --------
Item l.  Financial Statements

         Consolidated Condensed Balance Sheets -
         June 30, 1999 and December 31, 1998                            2

         Consolidated Statements of Income -
         Three and Six months ended June 30, 1999 and 1998              3

         Consolidated Condensed Statements of Cash Flows -
         Six months ended June 30, 1999 and 1998                        4

         Notes to Consolidated Condensed Financial Statements           5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  7


                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                              12

         Exhibit 27.1 - Financial Data Schedule                        14

             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                                 (In thousands)
                                  (Unaudited)

                                                                   June 30,           Dec. 31,
                                                                     1999               1998
                                                              -------------------  ---------------
Assets

Current assets
 Cash                                                                    $  4,435         $  6,023
 Accounts receivable, net                                                  53,807           43,802
 Inventories                                                               20,415           12,575
 Tires                                                                      5,675            5,276
 Other current assets                                                      10,271            3,259
                                                                         --------         --------
  Total current assets                                                     94,603           70,935

Property and equipment, net                                                75,058           64,405
Other assets                                                               16,810           14,340
                                                                         --------         --------
                                                                         $186,471         $149,680
                                                                         ========         ========

Liabilities and Shareholders' Equity

Current liabilities
 Trade accounts payable                                                  $ 17,439         $ 17,153
 Accrued claims liabilities                                                 3,973            3,801
 Accrued payroll                                                            3,912            5,759
 Other                                                                      6,189            4,869
                                                                         --------         --------
  Total current liabilities                                                31,513           31,582

Long-term debt                                                             35,000               --
Other and deferred credits                                                 21,663           19,821
                                                                         --------         --------
 Total liabilities and deferred credits                                    88,176           51,403
                                                                         --------         --------

Shareholders' equity
 Common stock                                                              25,921           25,921
 Paid-in capital                                                            5,164            5,323
 Retained earnings                                                         74,596           73,001
                                                                         --------         --------
                                                                          105,681          104,245
 Less - Treasury stock                                                      7,386            5,968
                                                                         --------         --------
  Total shareholders' equity                                               98,295           98,277
                                                                         --------         --------
                                                                         $186,471         $149,680
                                                                         ========         ========



                            See accompanying notes.

             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                       Consolidated Statements of Income
                    (In thousands, except per-share amounts)
                                  (Unaudited)

                                                        For the Three Months                     For the Six Months
                                                           Ended June 30,                          Ended June 30,
                                               --------------------------------------  --------------------------------------
                                                      1999                1998                1999                1998
                                               ------------------  ------------------  ------------------  ------------------
Revenue
 Freight revenue                                        $ 78,843            $ 77,131           $ 152,667           $ 147,772
 Non-freight revenue                                      17,975              12,285              32,408              19,155
                                                         -------             -------            --------            --------
                                                          96,818              89,416             185,075             166,927
                                                         -------             -------            --------            --------
Costs and expenses
 Freight operating expenses
  Salaries, wages and related expenses                    21,656              20,803              42,295              39,800
  Purchased transportation                                17,369              16,729              33,686              32,377
  Supplies and expenses                                   21,756              21,054              41,273              40,834
  Revenue equipment rent                                   6,419               6,230              12,889              12,229
  Depreciation                                             2,918               2,280               5,614               4,626
  Communications and utilities                               816               1,164               1,732               2,123
  Claims and insurance                                     4,401               2,909               7,463               5,751
  Operating taxes and licenses                             1,180               1,079               2,546               2,361
  Gain on sale of equipment                                 (450)               (227)               (711)               (463)
  Miscellaneous expense                                      915                 882               1,740               1,442
                                                         -------             -------            --------            --------
                                                          76,980              72,903             148,527             141,080
 Non-freight costs and operating expenses                 17,262              11,396              31,537              18,573
                                                         -------             -------            --------            --------
                                                          94,242              84,299             180,064             159,653
                                                         -------             -------            --------            --------
Income from operations                                     2,576               5,117               5,011               7,274

Interest and other expense, net                              485                 247                 916                 353
                                                         -------             -------            --------            --------

Income before income tax                                   2,091               4,870               4,095               6,921
Provision for income tax                                     774               1,832               1,515               2,488
                                                         -------             -------            --------            --------

Net income                                               $ 1,317             $ 3,038            $  2,580            $  4,433
                                                         =======             =======            ========            ========

Net income per share of common stock
 Basic                                                   $   .08             $   .18            $    .16            $    .26
                                                         =======             =======            ========            ========
 Diluted                                                 $   .08             $   .18            $    .16            $    .26
                                                         =======             =======            ========            ========

Weighted average shares outstanding
 Basic                                                    16,334              16,894              16,386              16,873
                                                         =======             =======            ========            ========
 Diluted                                                  16,463              17,169              16,537              17,251
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

             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                                         For the Six
                                                                                    Months Ended June 30,
                                                                               -------------------------------
                                                                                 1999                   1998
                                                                               --------               --------

Net cash (used in) provided by operating activities                            $(16,614)              $    771
                                                                               --------               --------

Cash flows from investing activities
 Expenditures for property and equipment                                        (22,325)               (13,671)
 Proceeds from sale of property and equipment                                     7,532                  2,633
 Company owned life insurance and other                                          (2,621)                (3,125)
                                                                               --------               --------

Net cash used in investing activities                                           (17,414)               (14,163)
                                                                               --------               --------

Cash flows from financing activities
 Borrowings under revolving credit agreement                                     37,000                     --
 Payments against revolving credit agreement                                     (2,000)                    --
 Dividends paid                                                                    (985)                (1,013)
 Net treasury stock activity                                                     (1,575)                  (672)
                                                                               --------               --------

Net cash provided by (used in) financing activities                              32,440                 (1,685)
                                                                               --------               --------

Net decrease in cash and cash equivalents                                        (1,588)               (15,077)
Cash and cash equivalents at January 1                                            6,023                 23,318
                                                                               --------               --------

Cash and cash equivalents at June 30                                           $  4,435               $  8,241
                                                                               ========               ========




                            See accompanying notes.

             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                             June 30, 1999 and 1998
                                  (Unaudited)


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

2.  FINANCING AND INVESTING ACTIVITIES NOT AFFECTING CASH
    -----------------------------------------------------
During the six months ended June 30, 1998, the company funded contributions to its Employee Savings Plan by transferring 113,324 shares of treasury stock to the Plan trustee. The fair market value of the transferred shares was $1,078,000.

3.  SHAREHOLDERS' EQUITY
    --------------------
As of June 30, 1999 and December 31, 1998, respectively, there were 16,306,000 and 16,499,000 shares of stock outstanding. During both of the quarters ended June 30, 1999 and 1998, the company declared dividends on the common stock of three cents per share.

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

5.  EARNINGS PER SHARE
    ------------------
Common stock equivalents included in diluted weighted average shares, all of which result from dilutive stock options granted by the company, were as follows:


                                              1999        1998
                                              ----        ----
    For the three months ended June 30      129,000     275,000
    For the six months ended June 30        151,000     378,000

6.  OPERATING SEGMENTS
    ------------------
The company's operations consist of two reportable segments. The freight segment is engaged primarily in the motor carrier freight transportation business. The smaller segment is primarily engaged in non-freight business relating to the sale and service of refrigeration equipment and of trailers used in freight transportation.

Financial information for each reportable segment for the six month periods ended June 30, 1999 and 1998 is as follows (in millions):


                                                                              1999               1998
                                                                        -----------------  ----------------
Freight Operations
     Total Revenue                                                                $152.7            $147.8
     Operating Income                                                                4.1               6.7
     Total Assets                                                                  171.4             137.7

Non-Freight Operations
     Total Revenue                                                                $ 39.2            $ 25.2
     Operating Income                                                                0.9               0.6
     Total Assets                                                                   38.8              22.5

Intercompany Eliminations
     Revenue                                                                      $ (6.8)           $ (6.1)
     Operating Income                                                                  -                 -
     Assets                                                                        (23.7)            (12.4)

Consolidated
     Revenue                                                                      $185.1            $166.9
     Operating Income                                                                5.0               7.3
     Assets                                                                        186.5             147.8

Intercompany elimination of revenue relates to transfers at cost of inventory such as trailers and refrigeration units from the non-freight segment for use by the freight segment.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table sets forth, as a percentage of freight revenue, certain major operating expenses for the three-and six- month periods ended June 30, 1999 and 1998.

                                            Three Months                 Six Months
                                           Ended June 30,              Ended June 30,
                                    -----------------------------  ----------------------
                                         1999           1998          1999        1998
                                    --------------  -------------  -----------  ---------

Salaries, wages and related                  27.5%          27.0%        27.7%      26.9%
 expense
Purchased transportation                     22.0           21.6         22.1       21.9
Supplies and expenses                        27.6           27.2         27.0       27.6
Revenue equipment rent                        8.1            8.1          8.4        8.3
Depreciation                                  3.7            3.0          3.7        3.1
Claims and insurance                          5.6            3.8          4.9        3.9
Other                                         3.1            3.8          3.5        3.8
                                             ----           ----         ----       ----
Total freight operating expenses             97.6%          94.5%        97.3%      95.5%
                                             ====           ====         ====       ====

Second Quarter of 1999 vs. 1998

During the second quarter of 1999, revenue increased by 8.3% to $96,818,000 with freight revenue up $1.7 million or 2.2%. Non-freight revenue aggregated 18.6% and 13.7% of total revenue during the second three months of 1999 and 1998, respectively. Less-than-truckload (LTL) revenue was 4.1% lower and full-truckload revenue increased by 5.2% as compared to the same period of 1998.

The increase in full-truckload revenue was due primarily to a 4.9% increase in average per-shipment revenue.

During the 1999 second quarter, total LTL hundredweight declined by 6.3%, while revenue per LTL hundredweight improved by 2.3%.

The 1999 increase in non-freight revenue was due to improvement in the market for refrigeration equipment and to the continued expansion of the company's non-freight subsidiary into new geographical and product market areas.

The number of tractors in the fleet of company-operated, full-truckload equipment rose from approximately 1,235 at the beginning of 1999 to about 1,260 by the end of the second quarter. The number of full-truckload tractors provided by owner-operators had increased by 30 to approximately 460.

Full-truckload activities, which contributed 70.1% and 68.1%, respectively, of freight revenue during the second quarter of 1999 and 1998, are conducted primarily with company-operated equipment, while LTL activities are conducted primarily with equipment provided by owner-operators. Changes in the mix of LTL versus full-truckload revenue as well as fluctuations in the amount of total freight handled on company-operated versus owner-operator provided equipment, impacted the percent of freight revenue absorbed by the various categories of operating expenses between the two quarters. The proportion of full-truckload revenue generated by company-operated trucks during the second quarter of 1999 was 74.8%, as compared to 76.8% during the second quarter of 1998. Company-operated trucks generated 30.4% of total LTL revenue for the second quarter of 1999 as compared to 29.6% during the second quarter of 1998.

During the second quarter of 1999, the percent of freight revenue absorbed by salaries, wages and related expense was 27.5%, as compared to 27.0% during the year-ago quarter, due primarily to the increased quantity of employee-driven, company-operated equipment. Purchased transportation expense as a percent of freight revenue also increased from 21.6% in the second quarter of 1998 to 1999's 22.0%. This was due primarily to the proportional increase in the quantity of truckload shipments transported by contractor-provided tractors.

Per-gallon fuel costs paid by the company rose by 3.5% during the second quarter of 1999 as compared to 1998. Due to a variety of factors, fuel price volatility does not significantly impact the company's cost structure or profitability. Owner-operators are responsible for all costs associated with their equipment, including fuel. Therefore, the cost of such fuel is not a direct expense of the company. With regard to fuel expenses for company-operated equipment, the company attempts to mitigate the effect of fluctuating fuel costs by purchasing more fuel-efficient tractors and aggressively managing fuel purchasing. Also, certain rates charged by the company for its service are adjustable by reference to market fuel prices. Relatively high or low per-gallon market fuel prices can result in upward or downward adjustment of freight rates, further mitigating the impact of such volatility on the company's profits.

The sum of revenue equipment rent and depreciation rose by 9.7% during 1999's second quarter to $9.3 million. This increase is the result of increases in the quantities of company-owned tractors and trailers.

Claims and insurance expense rose from 3.8% of freight revenue during the second quarter of 1998, to 5.6% for 1999. The increase resulted from a variety of factors, including but not limited to an increase in the frequency of physical damage losses and the relative severity of incidents that involve liability for personal injury.

Income from operations fell by 49.7% during the second quarter of 1999 as compared to 1998.

Interest and other expense, net rose from $247,000 to $485,000 between the two quarters. Increased interest costs associated with borrowed funds and reduced interest income on invested funds were the principal factors affecting this net increase.

Pre-tax income fell by 57.1% during the second quarter of 1999 as compared to 1998.

The provision for income tax was 37% of pre-tax income for the second quarter of 1999, as compared to 37.6% for 1998.

First Six Months of 1999 vs. 1998

For the six months ended June 30,1999, revenue increased by 10.9%, but income from operations fell by 31%. Of the $18,148,000 increase in total revenue, revenue generated by the company-operated, full-truckload fleet increased by $2,881,000, and full-truckload revenue generated by owner-operator provided equipment rose by $3,300,000, or 13.7%. LTL revenue declined by $1,286,000, and non-freight revenue increased by $13,253,000.

The increase in the percent of revenue absorbed by salaries, wages and related expenses relative to the percent of freight revenue absorbed by purchased transportation are related to the change in the mix of company-operated versus owner-operator-provided trucks in the company's fleet as outlined above in the discussion of second quarter results.

During the first half of 1999, revenue equipment rent expense, which is primarily related to the company-operated, full-truckload fleet, as a percentage of freight revenue was 8.4%, as compared to 8.3% during 1998. Depreciation expense, which is related to the company's operating fleets as well as other types of property, between the six-month periods rose from 3.1% to 3.7% of freight revenue. Fluctuations in these expenses are affected by changes in the proportion of owned tractors and trailers versus those that are leased pursuant to long-term operating lease agreements.


LIQUIDITY AND CAPITAL RESOURCES

The company's primary needs for capital resources are to finance working capital, capital expenditures and, from time to time, acquisitions. Working capital investment typically increases during periods of sales expansion when higher levels of receivables, with regard to non-freight operations inventory are present. The company had long-term debt of $35.0 million as of June 30, 1999. Net of outstanding letters of credit in favor of insurance companies of $5 million, the unused portion of the company's $50,000,000 revolving credit facility was approximately $10 million.

Net cash used in operating activities was $16.6 million and cash provided by operating activities was $771,000 for the six months ending June 30, 1999 and 1998, respectively. This change was primarily attributable to fluctuations in the components of working capital.

Net capital expenditures were $14.8 million and $11.0 million for the six months ended June 30, 1999 and 1998, respectively.

The company believes that its current cash position, funds from operations, and the availability of funds under its credit agreements will be sufficient to meet anticipated liquidity requirements for the next twelve months. At June 30, 1999, working capital was $63.1 million as compared to $39.4 million at December 31, 1998.

During the first six months of 1999, working capital increased by $24 million, represented by increased investments in accounts receivable, inventories and other current assets. Increased accounts receivable resulted in part from temporary delays in the company's collection cycle. The slower collection cycle is believed to be a temporary outcome of the computer systems conversion accomplished during 1999's second quarter. The increased level of other current assets resulted primarily from recoverable expenditures related to the retirement of tractors that had been leased pursuant to operating leases. The higher level of inventories was related to the expansion of the company's non-freight operations and to such operations, seasonal purchases of product anticipated to be marketed during the summer months which constitute the non-freight operations' peak seasonal selling period.

YEAR 2000

The company is aware of the potential problems associated with existing information technology systems ("IT systems") as the millennium year (Year 2000) approaches. The company's exposure to such problems does not involve significant date-sensitive financial computations. Rather, problems may occur with regard to IT systems and the impact erroneous dates may have on core business operating activities such as the company's ability to process customer orders, track and manage equipment, and generate customer invoices. Disruptions in any such activity could have a significant negative impact on the company's ability to conduct its routine business operations. New systems have been installed based on more current technology, which address the issues associated with the millennium year. It is not practicable to isolate the portion of "new" system development costs, which are specifically associated with the Year 2000 ("Y2K") problem. Such development costs have, to date, been financed by internally generated funds. Incremental costs associated with the development effort have been capitalized by the company and will be amortized against post-conversion income.

The company also uses a variety of assets that are operated by or reliant upon non-information technology systems ("non-IT systems"), such as equipment or refrigeration systems that contain embedded technology. Modification or replacement would be necessary for proper performance of any IT or non-IT system that is unable to properly interpret and process the Y2K.

STATE OF READINESS. The company continues to evaluate the status of the company's systems for Y2K compliance. In addition, the company has verified the Y2K compliance of third parties with whom the company has a material relationship, such as customers, suppliers and service providers such as financial institutions. To date, no significant Y2K problems have been identified by these evaluations.

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

During the first half of 1999, the company's principal operating subsidiary converted from its non-Y2K compliant mainframe system, which had been in place for several years, to a newer technology which is believed to be substantially Y2K compliant. The new system is continually evaluated with respect to Y2K compliance. These evaluations are conducted by internal as well as external persons with requisite evaluation skills. To date, no significant Y2K problems have been identified by these evaluations.

The new system is expected to improve and standardize company processes and apply technology to reduce operating costs. This system centers around modifications to software procured from third party systems vendors. The new IT system and related processes are also expected to enhance the Company's competitive position by improving customer service, pricing strategies and logistics management.

The company has reviewed its telecommunications systems with its third party providers and has been assured that they are or will be Y2K compliant. The company is also assessing the requirements to make Y2K compliant all third party IT-system software used in desktop computers. These costs are not expected to be material to the company.

COSTS TO ADDRESS YEAR 2000 ISSUES. As of June 30, 1999, the company has incurred $10 million for the cost of the system project.

RISKS TO THE COMPANY FOR Y2K ISSUES. The most likely worst case scenario to the company associated with its Y2K compliance efforts would be the failure of third parties with whom the company has material business relationships to become Y2K compliant. It is not feasible at this time to predict the impact, if any, on the company's financial condition or results of operations as a result of this scenario.

CONTINGENCY PLAN. Other subsidiaries and divisions of the company are in varying stages of Y2K readiness. Some are prepared while others are actively pursuing Y2K compliance. It is expected that all operations will be substantially compliant prior to the fourth quarter of 1999. Because procedures at these operations are less complex, the company expects that non-compliance of information systems can be quickly resolved.



OUTLOOK

Certain statements contained herein including statements regarding the anticipated development and expansion of the company's business or the industry in which the company operates, the intent, belief or current expectations of the company, its directors or its officers, primarily with respect to the future operating performance of the company and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied from such forward-looking statements. These risks and uncertainties include demand for the company's services and products, and the company's abilities to meet that demand, which may be affected by, among other things, competition, weather conditions and the general economy, the availability and cost of labor, equipment, fuel and supplies, the impact of changes in the tax and regulatory environment in which the company operates, operational risks and insurance, risks associated with the technologies and systems used by the company and the other risks and uncertainties described in the company's filings with the Securities and Exchange Commission.


QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of June 30, 1999, long-term debt stood at $35 million, which approximated fair market value. No short-term debt was present. Also, as of June 30, 1999, the company held no material market risk sensitive instruments (for trading as well as non-trading purposes) which would involve significant foreign currency exchange rate risk, commodity price risk or other relevant market risks, such as equity price risk. Accordingly, the potential loss to the company in future earnings, fair values or cash flows of market risk sensitive investments resulting from changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates or prices is not significant.

PART II - OTHER INFORMATION


Item 4.  Submission of Matters to Vote of Security Holders

         The Annual Meeting of Shareholders of the company was held on April 22, 1999. At the meeting, the following persons were elected as directors of the company:

               Stoney M. Stubbs, Jr.        T. Michael O'Connor
               W. Mike Baggett              Edgar O. Weller
               Brian R. Blackmarr           Charles G. Robertson
               Leroy Hallman                F. Dixon McElwee, Jr.
               W. Grogan Lord

         The above listed individuals comprise all directors of the company.

         Also voted on at the meeting was a proposal to approve an amendment to the company's 1992 Incentive and Nonstatutory Stock Option Plan, as amended, increasing the total number of shares available for the grant of options from 2,006,944 to 2,306,944 shares (11,360,611 shares voted for and 800,588 shares votes against), the proposal to reapprove the FFE Transportation Services, Inc. 1994 Incentive Bonus Plan and the performance goals contained therein (11,926,312 shares voted for and 324,695 shares voted against) and a proposal to reapprove the FFE Transportation Services, Inc. 1999 Executive Bonus and Phantom Stock Plan and the performance goals contained therein (11,925,661 shares voted for and 313,522 shares voted against).

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              27.1    Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 1999.

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

                              FROZEN FOOD EXPRESS INDUSTRIES, INC.
                              ------------------------------------
                               (Registrant)



August 12, 1999               By:  /s/Stoney M. Stubbs, Jr.
                                   ------------------------
                                   Stoney M. Stubbs, Jr.
                                   Chairman of the Board



August 12, 1999               By:  /s/F. Dixon McElwee, Jr.
                                   ------------------------
                                   F. Dixon McElwee, Jr.
                                   Senior Vice President
                                   Principal Financial and Accounting Officer