Form 10-Q
period 1999-09-30
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 1999-11-15
CIK 39273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the period ended September 30, 1999.
or
[  ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from
------------------------------------------ to ------------------------------------------
Commission File Number 1-10006

Frozen Food Express Industries, Inc.
           ----------------------------------------------------------------------------------------
(Exact name of registrant as specified on its charter)

Texas	75-1301831
           ----------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1145 Empire Central Place	Dallas, Texas	75247-4309
            ---------------------------------------------------------------------------------------
(Address of principal executive offices)	(Zip Code)

(2l4) 630-8090
            ----------------------------------------------------------------------------------------
(Registrant's telephone number, including area code)

None
           ----------------------------------------------------------------------------------------
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
As of November 5, 1999, 16,316,004 shares of the Registrant's Common Stock, $1.50 par value, were outstanding.
INDEX

	PART I - FINANCIAL INFORMATION

		Page No.
Item l.	Financial Statements

	Consolidated Condensed Balance Sheets -
	September 30, 1999 and December 31, 1998	2

	Consolidated Statements of Income -
	Three and Nine months ended September 30, 1999 and 1998	3

	Consolidated Condensed Statements of Cash Flows -
	Nine months ended September 30, 1999 and 1998	4

	Notes to Consolidated Condensed Financial Statements	5

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	7

Item 3.	Qualitative and Quantitative Disclosures about Market Risk	11

	PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	12

	Exhibit 27.1 - Financial Data Schedule	14

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(In thousands)
(Unaudited)
	Sept. 30,	Dec. 31,
	1999 ---------	1998 ---------
Assets
Current assets
Cash	$ 5,725	$ 6,023
Accounts receivable, net	54,454	43,802
Inventories	16,028	12,575
Tires	5,310	5,276
Other current assets	8,374 ---------	3,259 ---------
Total current assets	89,891	70,935

Property and equipment, net	75,264	64,405
Other assets	15,738 ---------	14,340 ---------
	$180,893 ======	$149,680 ======

Liabilities and Shareholders' Equity
Current liabilities
Trade accounts payable	$ 18,282	$ 17,153
Accrued claims liabilities	3,422	3,801
Accrued payroll	4,663	5,759
Other	6,276 ---------	4,869 ---------
Total current liabilities	32,643	31,582

Long-term debt	30,500	-
Other and deferred credits	21,111 ---------	19,821 ---------
Total liabilities and deferred credits	84,254 ---------	51,403 ---------

Shareholders' equity
Common stock	25,921	25,921
Paid-in capital	5,096	5,323
Retained earnings	72,940 ---------	73,001 ---------
	103,957	104,245
Less - Treasury stock	7,318 ---------	5,968 ---------
Total shareholders' equity	96,639 ---------	98,277 ---------
	$180,893 ======	$149,680 ======

See accompanying notes.

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(In thousands, except per-share amounts)
(Unaudited)
	For the Three Months Ended Sept. 30,		For the Nine Month Ended Sept. 30,
	1999 ---------	1998 ---------	1999 ---------	1998 ---------
Revenue
Freight revenue	$ 79,346	$ 78,484	$232,013	$226,256
Non-freight revenue	17,825 ----------	15,043 ----------	50,233 ----------	34,198 ----------
	97,171 ----------	93,527 ----------	282,246 ----------	260,454 ----------
Costs and expenses
Freight operating expenses
Salaries, wages and related expenses	22,711	21,040	65,006	60,840
Purchased transportation	18,285	17,319	51,971	49,696
Supplies and expenses	22,590	21,437	63,863	62,271
Revenue equipment rent	6,568	6,510	19,457	18,739
Depreciation	3,048	2,374	8,662	7,000
Communications and utilities	1,029	1,029	2,761	3,152
Claims and insurance	4,180	2,952	11,643	8,703
Operating taxes and licenses	1,485	1,258	4,031	3,619
Gain on sale of equipment	(25)	(262)	(736)	(725)
Miscellaneous expense	1,067 ---------	876 ---------	2,807 ---------	2,318 ---------
	80,938	74,533	229,465	215,613
Non-freight costs and operating expenses	17,063 ---------	14,148 ---------	48,600 ---------	32,721 ---------
	98,001 ---------	88,681 ---------	278,065 ---------	248,334 ---------
(Loss)/income from operations	(830)	4,846	4,181	12,120

Interest and other expense, net	1,021 ---------	297 ---------	1,937 ---------	650 ---------

(Loss)/income before income tax	(1,851)	4,549	2,244	11,470
Provision for income tax	(685) ---------	1,699 ---------	830 ---------	4,187 ---------

Net (loss)/income	$ (1,166) ======	$ 2,850 ======	$ 1,414 ======	$ 7,283 ======

Net (loss)/income per share of common stock
Basic	$ (.07) ======	$ .17 ======	$ .09 ======	$ .43 ======
Diluted	$ (.07) ======	$ .17 ======	$ .09 ======	$ .43 ======
Weighted average shares outstanding
Basic	16,315 ======	16,851 ======	16,362 ======	16,866 ======
Diluted	16,315 ======	16,980 ======	16,499 ======	17,084 ======
See accompanying notes.

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
(In thousands)
(Unaudited)
	For the Nine Months Ended Sept. 30,
	1999 ---------	1998 ---------

Net cash (used in) provided by operating activities	$ (7,811) ---------	$ 6,507 ---------

Cash flows from investing activities
Expenditures for property and equipment	(27,310)	(19,540)
Proceeds from sale of property and equipment	9,996	4,474
Company owned life insurance and other	(2,621) ---------	(2,195) ---------

Net cash used in investing activities	(19,935) ---------	(17,261) ---------

Cash flows from financing activities
Borrowings under revolving credit agreement	51,000	-
Payments against revolving credit agreement	(20,500)	-
Dividends paid	(1,474)	(1,521)
Net treasury stock activity	(1,578) ---------	(1,861) ---------

Net cash provided by (used in) financing activities	27,448 ---------	(3,382) ---------

Net decrease in cash and cash equivalents	(298)	(14,136)
Cash and cash equivalents at January 1	6,023 ---------	23,318 ---------

Cash and cash equivalents at September 30	$ 5,725 ======	$ 9,182 ======
See accompanying notes.

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
September 30, 1999 and 1998
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

2. FINANCING AND INVESTING ACTIVITIES NOT AFFECTING CASH

During the nine months ended September 30, 1998, the company funded contributions to its Employee Savings Plan by transferring 113,324 shares of treasury stock to the Plan trustee. The fair market value of the transferred shares was $1,078,000.

3. SHAREHOLDERS' EQUITY

As of September 30, 1999 and December 31, 1998, respectively, there were 16,306,000 and 16,499,000 shares of stock outstanding. During both of the quarters ended September 30, 1999 and 1998, the company declared dividends on the common stock of three cents per share.

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

5. EARNINGS PER SHARE

Common stock equivalents included in diluted weighted average shares, all of which result from dilutive stock options granted by the company, were as follows:

	1999	1998
For the three months ended September 30	-	129,000
For the nine months ended September 30	137,000	218,000

For the three months ending September 30, 1999, 118,000 common stock equivalent shares were excluded because inclusion would have been anti-dilutive.

6. OPERATING SEGMENTS

The company's operations consist of two reportable segments. The freight segment is engaged primarily in the motor carrier freight transportation business. The smaller segment is primarily engaged in non-freight business relating to the sale and service of refrigeration equipment and of trailers used in freight transportation.

Financial information for each reportable segment for the nine-month periods ended September 30, 1999 and 1998 is as follows (in millions):

	1999 --------	1998 --------
Freight Operations
Total Revenue	$232.0	$226.2
Operating Income	2.6	10.6
Total Assets	171.9	141.3

Non-Freight Operations
Total Revenue	$ 60.7	$ 43.1
Operating Income	1.6	1.5
Total Assets	30.3	23.3

Intercompany Eliminations
Revenue	$ (10.5)	$ (8.8)
Operating Income	-	-
Assets	(21.3)	(14.7)

Consolidated
Revenue	$282.2	$260.5
Operating Income	4.2	12.1
Assets	180.9	149.9
Intercompany elimination of revenue relates to transfers, at cost, of inventory such as trailers and refrigeration units from the non-freight segment for use by the freight segment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table sets forth, as a percentage of freight revenue, certain major operating expenses for the three- and nine-month periods ended September 30, 1999 and 1998.

Three Months Ended Sept. 30,			Nine Months Ended Sept. 30,
	1999 --------	1998 --------	1999 --------	1998 -------

Salaries, wages and related expense	28.6%	26.8%	28.0%	26.9%
Purchased transportation	23.0	22.1	22.4	22.0
Supplies and expenses	28.5	27.3	27.5	27.5
Revenue equipment rent	8.3	8.3	8.4	8.3
Depreciation	3.8	3.0	3.7	3.1
Claims and insurance	5.3	3.8	5.0	3.8
Other	4.5 ------	3.7 ------	3.9 ------	3.7 ------
Total freight operating expenses	102.0% ====	95.0% ====	98.9% ====	95.3% ====

Third Quarter of 1999 vs. 1998

During the third quarter of 1999, revenue increased by 3.9% to $97,171,000 with freight revenue up $0.8 million or 1%. Non-freight revenue aggregated 18.3% and 16.1% of total revenue during the third quarter of 1999 and 1998, respectively. Less-than-truckload (LTL) revenue was 1.8% higher and full-truckload revenue increased by 0.7% as compared to the same period of 1998.

The increase in full-truckload revenue was due primarily to a 5.7% increase in average per-shipment revenue, coupled with a 4.7% decrease in the quantity of full truckload shipments transported.

During the 1999 third quarter, total LTL hundredweight rose by 1.6%, while revenue per LTL hundredweight improved by 0.3%.

The 1999 increase in non-freight revenue was due to improvement in the market for refrigeration equipment and to the continued penetration of the company's non-freight subsidiary of new geographical and product markets.

The number of tractors in the fleet of company-operated, full-truckload equipment fell from approximately 1,235 at the beginning of 1999 to about 1,215 by the end of the third quarter. The number of full-truckload tractors provided by owner-operators had increased by 35 to approximately 465.

Full-truckload activities, which contributed 66% of freight revenue during the third quarter of 1999 and 1998, are conducted primarily with company-operated equipment, while LTL activities are conducted primarily with equipment provided by owner-operators. Changes in the mix of LTL versus full-truckload revenue as well as fluctuations in the amount of total freight handled on company-operated versus owner-operator provided equipment, impacted the percent of freight revenue absorbed by the various categories of operating expenses between the two quarters. The proportion of full-truckload revenue generated by company-operated trucks during the third quarter of 1999 was 75%, as compared to 77% during the third quarter of 1998. Company-operated trucks generated 31% of total LTL revenue for the third quarter of 1999 as compared to 32% during the third quarter of 1998.

During the third quarter of 1999, the percent of freight revenue absorbed by salaries, wages and related expense was 28.6%, as compared to 26.8% during the year-ago quarter. Due primarily to improved incentives and other factors related to driver retention, wages paid to drivers rose by 6% between the quarters. Of the $1,671,000 increase in salaries, wages and related expenses, 39% was driver related and 34% was the result of increased non-driver payroll expenses. During the 1998 quarter, the company capitalized the salaries paid to certain employees who were directly contributing to the development of a new management information system (MIS), which was implemented during the second quarter of 1999. During the third quarter of 1999, these costs were expensed as incurred, resulting in higher non-driver payroll costs. The remaining increase in salaries, wages and related expenses was primarily due to increased claims for work-related injuries.

Purchased transportation expense as a percent of freight revenue also increased from 22.1% in the third quarter of 1998 to 1999's 23%. This was due primarily to the proportional increase in the quantity of shipments transported by contractor-provided tractors.

Per-gallon fuel costs paid by the company rose by 20% during the third quarter of 1999 as compared to 1998. Due to a variety of factors, the impact of fuel price volatility on the company's cost structure and profitability has been mitigated. Owner-operators are responsible for all costs associated with their equipment, including fuel. Therefore, the cost of such fuel is not a direct expense of the company. With regard to fuel expenses for company-operated equipment, the company attempts to mitigate the effect of fluctuating fuel costs by purchasing more fuel-efficient tractors and aggressively managing fuel purchasing. Also, certain rates charged by the company for its service are adjustable by reference to market fuel prices. Relatively high or low per-gallon market fuel prices can result in upward or downward adjustment of freight rates, further mitigating the impact of such volatility on the company's profits.

The sum of revenue equipment rent and depreciation rose by 8.3% during 1999's third quarter to $9.6 million. This increase is associated with the Company's new MIS and the acquisition of tractors and trailers earlier in 1999.

Claims and insurance expense rose from 3.8% of freight revenue during the third quarter of 1998, to 5.3% for 1999. The increase resulted from a variety of factors, including but not limited to an increase in the frequency of physical damage losses and the relative severity of incidents that involve liability for personal injury.

As a result of the above factors, during the third quarter of 1999, the Company incurred a loss from operations of $830,000 compared to income from operations of $4,846,000 during the comparable 1998 period.

Interest and other expense, net rose from $297,000 to $1,021,000 between the two quarters. Increased interest costs associated with borrowed funds and reduced interest income on invested funds were the principal factors affecting this net increase.

First Nine Months of 1999 vs. 1998

For the nine months ended September 30,1999, revenue increased by 8.4%, but income from operations fell by 65.5%. Of the $21,792,000 increase in total revenue, revenue generated by the company-operated, full-truckload fleet increased by $2,170,000, and full-truckload revenue generated by owner-operators provided equipment rose by $4,230,000. LTL revenue declined by $643,000, and non-freight revenue increased by $16,035,000.

The increase in the percent of revenue absorbed by salaries, wages and related expenses relative to the percent of freight revenue absorbed by purchased transportation are related to the change in the mix of company-operated versus owner-operator-provided trucks in the company's fleet and other factors as outlined above in the discussion of third quarter results.

During the nine months of 1999, revenue equipment rent expense, which is primarily related to the company-operated, full-truckload fleet, as a percentage of freight revenue was 8.4%, as compared to 8.3% during 1998. Depreciation expense, which is related to the company's operating fleets as well as other types of property, between the nine-month periods rose from 3.1% to 3.7% of freight revenue. Fluctuations in these expenses are affected by changes in the proportion of owned tractors and trailers versus those that are leased pursuant to long-term operating lease agreements, the revenue which each truck generates during a reporting period as well as the presence during 1999 of depreciation expense associated with the new MIS.

LIQUIDITY AND CAPITAL RESOURCES

The company's primary needs for capital resources are to finance working capital, capital expenditures and, from time to time, acquisitions. Working capital investment typically increases during periods of sales expansion when higher levels of receivables, with regard to non-freight operations inventory are present. The company had long-term debt of $30.5 million as of September 30, 1999. Net of outstanding letters of credit in favor of insurance companies of $5 million, the unused portion of the company's $50,000,000 revolving credit facility was approximately $15 million.

Net cash used in operating activities was $7.8 million and cash provided by operating activities was $6.5 million for the nine months ending September 30, 1999 and 1998, respectively. This change was primarily attributable to fluctuations in the components of working capital.

Net capital expenditures were $17.3 million and $15.1 million for the nine months ended September 30, 1999 and 1998, respectively.

The company believes that its current cash position, funds from operations, and the availability of funds under its credit agreements will be sufficient to meet anticipated liquidity requirements for the next twelve months. At September 30, 1999, working capital was $57.2 million as compared to $39.4 million at December 31, 1998.

For the first nine months of 1999, working capital increased by $17.8 million, represented by increased investments in accounts receivable, inventories and other current assets. Increased accounts receivable resulted in part from temporary delays in the company's collection cycle. The slower collection cycle is believed to be a temporary outcome of the computer systems conversion accomplished during 1999's third quarter. The increased level of other current assets resulted primarily from recoverable expenditures related to the retirement of tractors that had been leased pursuant to operating leases. The higher level of inventories was related to the expansion of the company's non-freight operations and to such operations' seasonal purchases of product anticipated to be marketed during the summer months which constitute the non-freight operations' peak seasonal selling period.

As noted above, the company incurred a net loss during the quarter ended September 30, 1999, and the nine-month profitability was significantly below that of 1998. In light of these changes, the company elected in November 1999 not to declare its regular quarterly cash dividend which had been 3 cents per share of common stock.

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

During the nine months of 1999, the company's principal operating subsidiary converted from its non-Y2K compliant mainframe system, which had been in place for several years, to a newer technology which is believed to be substantially Y2K compliant. The new system is continually evaluated with respect to Y2K compliance. These evaluations are conducted by internal as well as external persons with requisite evaluation skills. To date, no significant Y2K problems have been identified by these evaluations.

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

COSTS TO ADDRESS YEAR 2000 ISSUES. As of September 30, 1999, the company has incurred approximately $10 million for the cost of the system project.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of September 30, 1999, long-term debt stood at $30.5 million, which approximated fair market value. No short-term debt was present. Also, as of September 30, 1999, the company held no material market risk sensitive instruments (for trading as well as non-trading purposes) which would involve significant foreign currency exchange rate risk, commodity price risk or other relevant market risks, such as equity price risk. Accordingly, the potential loss to the company in future earnings, fair values or cash flows of market risk sensitive investments resulting from changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates or prices is not significant.

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

27.1 Financial Data Schedule

    No reports on Form 8-K were filed during the quarter ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FROZEN FOOD EXPRESS INDUSTRIES, INC.

(Registrant)

November 11, 1999                  By: /s/Stoney M. Stubbs, Jr.

                                                             Stoney M. Stubbs, Jr.

                                                             Chairman of the Board

November 11, 1999                 By: /s/F. Dixon McElwee, Jr.

                                                            F. Dixon McElwee, Jr.

                                                            Senior Vice President

                                                            Principal Financial and Accounting Officer