Form 10-K
period 1999-12-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2000-03-30
CIK 39273

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(MARK ONE)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ________ TO ________

                         COMMISSION FILE NUMBER 1-10006


                      FROZEN FOOD EXPRESS INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             TEXAS                                      75-1301831
--------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


            1145 EMPIRE CENTRAL PLACE, DALLAS, TEXAS         75247-4309
--------------------------------------------------------------------------------
            (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)


       Registrant's telephone number, including area code: (214) 630-8090


           Securities registered pursuant to Section 12(b) of the Act:

  Common Stock $1.50 Par Value                   Nasdaq Stock Market
--------------------------------------------------------------------------------
      TITLE OF EACH CLASS              NAME OF EACH EXCHANGE ON WHICH REGISTERED

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

         As of March 9, 2000, 16,497,259 shares of the registrant's common stock, $l.50 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The sections "Outstanding Capital Stock; Principal Shareholders", "Nominees for Directors", "Executive Compensation", and "Transactions with Management" of the Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2000, are incorporated by reference into Part III of this Form 10-K.
         Portions of the Annual Report to Shareholders for the year ended December 31, 1999, are incorporated by reference into Parts I and II of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS.

         Frozen Food Express Industries, Inc. (the "Company" or "FFEX") is the largest full-service publicly-owned temperature-controlled trucking company in North America. References to the company herein, unless the context requires otherwise, include Frozen Food Express Industries, Inc., and its subsidiaries, all of which are wholly owned. In its 54 years of operation, 1999 was the first year the company experienced an unprofitable year. The company is also the only nationwide, full-service, temperature-controlled trucking company in the United States offering all of the following services:
         - FULL-TRUCKLOAD: A load, typically weighing between 20,000 and 40,000 pounds and usually from a single shipper, filling the trailer. Normally, a full-truckload has a single destination, although the company is also able to provide multiple deliveries. Management believes the company is one of the five largest temperature-controlled, full-truckload carriers in North America.
         - DEDICATED FLEETS: In providing certain full-truckload services, the Company enters into a contract with a customer to provide service involving the assignment of specific trucks and drivers to handle certain of the customer's transportation needs. Frequently the Company and customer anticipate that dedicated fleet logistics services will both lower the customer's transportation costs and improve the quality of service the customer receives.
         - LESS-THAN-TRUCKLOAD: A load, typically consisting of 18 to 30 shipments, each weighing as little as 50 pounds or as much as 20,000 pounds, from multiple shippers destined for various deliveries across the United States, Canada and Mexico. The company's temperature-controlled "LTL" operation is the largest in the United States and the only one offering regularly scheduled nationwide LTL service. The company is the only major LTL carrier which uses multi-compartment refrigerated trailers to carry goods requiring different temperatures on one trailer, enhancing customer service and operating efficiencies.
         - DISTRIBUTION: Distribution generally involves the delivery of cargo within a 50-to-75-mile radius of a company terminal. Full-truckload or large LTL loads are divided into smaller shipments at a terminal and delivered by distribution trucks to "end users," such as grocery stores, food brokers or drug stores, typically within a single metropolitan area.
         Following is a summary of certain financial and statistical data for the years ended December 31, 1995 through 1999 (LTL data also includes distribution shipments):

                                            1999            1998            1997            1996            1995
                                          ---------       ---------       ---------       ---------      ---------
Revenue*
  Full-truckload                          $211,545        $206,098        $190,576        $195,458       $180,598
  Less-than-truckload                       99,357         100,015          95,522          92,496         87,783
  Non-freight                               61,247          43,819          30,470          23,474         23,964
                                          --------        --------        --------        --------       --------
         Total                            $372,149        $349,932        $316,568        $311,428       $292,345
                                          ========        ========        ========        ========       ========

Operating ratio                              104.1%           95.2%           95.2%           95.1%          94.7%

Full-truckload
  Loaded miles*                            157,248         155,045         143,902         145,785        135,469
  Shipments*                                 165.0           166.0           156.9           158.1          142.9
  Revenue per shipment                    $  1,282        $  1,242        $  1,215        $  1,236       $  1,264
  Loaded miles per load                        953             934             917             922            948
Less-than-truckload
  Hundredweight*                             8,075           8,502           8,537           8,652          8,296
  Revenue per hundredweight               $  12.30        $  11.76        $  11.19        $  10.69       $  10.58
  Shipments*                                 277.9           293.1           293.1           304.6          292.1
  Revenue per shipment                    $    358        $    341        $    326        $    304       $    301

         * In thousands

         The percent of total freight revenue contributed by full-truckload operations and by LTL operations during the past five years is summarized below:

                                      Percent of Total Freight Revenue
                           ----------------------------------------------------
                           1999         1998        1997        1996       1995
                           ----         ----        ----        ----       ----
Full-truckload              68%          67%         67%         68%        67%
LTL and distribution        32           33          33          32         33
                           ----         ----        ----        ----       ----
     Total                 100%         100%        100%        100%       100%
                           ====         ====        ====        ====       ====

         The company offers nationwide "one call does all" services to about 7,000 customers, none of which accounted for more than 10% of total revenue during any of the past five years.

         Freight revenue from international activities was less than 5% of total freight revenue during each of the five years ending December 31, 1999.

TEMPERATURE-SENSITIVE MARKET

         More than 80% of the cargo transported by the company is temperature-sensitive. Examples are meat, poultry, seafood, processed foods, candy and other confectioneries, dairy products, pharmaceuticals, medical supplies, fruits and vegetables, cosmetics, film and heat-sensitive aerospace manufacturing materials.

         The common and contract hauling of temperature-sensitive cargo is highly fragmented and comprised primarily of carriers generating less than $50 million in annual revenue. Industry publications report that only 12 temperature-controlled carriers generated $100 million or more of revenue in 1998. In addition, many major food companies, food distribution firms and grocery chains continue to transport a portion of their freight with their own fleets ("private carriage").

         Large shippers are continuing to seek to lower their cost structures by reducing their private carriage capabilities and turning to common and contract carriers ("core carriers") for their transportation needs. As these core carriers continue to improve their service capabilities through such means as satellite communications systems and electronic data interchange, shippers are expected to reduce their private carriage fleets in favor of common or contract carriage. Management believes that the temperature-controlled private carriage segment accounts for more than 40% of the total temperature-controlled portion of the motor carrier industry.

GROWTH STRATEGY

         The company has pursued a growth strategy that combines both internal growth and selected acquisitions.

         From the beginning of 1995 through 1999, the company-operated, full-truckload tractor fleet increased from about 1,060 units to 1,150 units. During the same period, the company has emphasized expansion of its fleet of independent contractor ("owner-operator") provided full-truckload tractors. As of December 31, 1999, the company's full-truckload fleet also included 475 tractors provided by owner-operators as compared to 407 at the beginning of 1995. From 1995 through 1999, revenue from full-truckload operations increased from 67% to 68% of total freight revenue.

         The management of a number of factors is critical to a trucking company's growth and profitability, including:

         - DRIVERS: Driver shortages and high turnover can reduce revenue and increase operating expenses through reduced operating efficiency and higher recruiting costs. Until 1999, operations were not significantly affected by driver shortages. During 1999, due to historically low unemployment, competition for skilled labor intensified. As a result, the company was unable to attract and retain a sufficient number of qualified drivers. The company maintains an active driver-recruiting program and bases its employee-driver incentive pay package on longevity, safety, fuel efficiency and other operational goals. In addition, the company has continued to intensify its recruitment of truck driving school graduates. These "student-drivers" train with an experienced instructor-driver by riding as "second driver" and are paid student-driver wages by the company. They are assigned a tractor only after they have been qualified to become single drivers.

         - OWNER-OPERATORS: The company actively seeks to expand its fleet with equipment provided by owner-operators. The owner-operator provides the tractor and driver to pull the company's loaded trailer. The owner-operator pays the drivers' wages, fuel, equipment-related expenses and other transportation expenses and receives a portion of the revenue from each load. At the end of 1999, the company had contracts for 475 owner-operator tractors in its full-truckload divisions and 215 in its LTL operations.

         The percent of full-truckload and LTL revenue generated from shipments transported by owner-operators during each of the last five years is summarized below:

                                 Percent of Revenue from Shipments
                                  Transported by Owner-Operators
                        ----------------------------------------------------
                        1999        1998        1997        1996        1995
                        ----        ----        ----        ----        ----
Full-truckload           25%         24%         26%         28%         24%

Less-than-truckload      69%         69%         71%         71%         68%

         The company has traditionally relied on owner-operator-provided equipment to transport much of its customers' freight. As competition for employee-drivers has increased, other trucking companies have initiated or expanded owner-operator fleets. During 1998, the company became more aggressive in its solicitation for and retention of owner-operator-provided equipment.

         - FUEL: Per-gallon fuel costs paid by the company increased by approximately 10% during 1999 as compared to 1998. Such costs decreased by 15% in 1998 from 1997. Owner-operators are responsible for all costs associated with their equipment, including fuel. Therefore, the cost of such fuel is not a direct expense of the company. Fuel price fluctuations result from many external market factors that cannot be influenced or predicted by the company. In addition, each year several states increase fuel taxes. Recovery of future increases or realization of future decreases in fuel prices and fuel taxes, if any, will continue to depend upon competitive freight-market conditions.

         - RISK MANAGEMENT: Liability for accidents is a significant concern in the trucking industry. Exposure can be large and occurrences unpredictable. The cost and human impact of work-related injury claims are also significant concerns. To address these concerns, the company maintains a risk management program designed to minimize the frequency and severity of accidents and to manage insurance coverage and claims. As part of the program, the company carries insurance policies under which it retains liability for up to $750,000 on each property, casualty and general liability claim, substantially all individual work-related injury claims and $100,000 on each cargo claim. Because of this retained liability, a series of very serious traffic accidents, work-related injuries or unfavorable developments in or outcomes of existing claims could materially adversely affect the company's operating results. Claims and insurance expense can vary significantly from year to year. Reserves representing the company's estimate of ultimate claims outcomes are established based on the information available at the time of an incident. As additional information regarding the incident becomes available, any necessary adjustments are made to previously recorded amounts. The aggregate amount of open claims, some of which involve litigation, is significant. In the opinion of management, however, these claims can be resolved without a material adverse effect on the company's financial position or its results of operations.

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

         The company does not plan to alter the size of its company-operated, full-truckload fleet during 2000. Changes in the fleet will depend upon acquisitions, if any, of other motor carriers, developments in the nation's economy, demand for the company's services and the availability of qualified employee drivers. Continued emphasis will be placed on improving the operating efficiency and increasing the utilization of this fleet through enhanced driver training and retention and reducing the percentage of empty, non-revenue producing miles.

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

         Efficient information management is essential to a successful temperature-controlled LTL operation. On a typical day, the company's LTL system handles about 5,000 shipments - about 3,000 on the road, 1,000 being delivered and 1,000 being picked up. In 1999, the LTL operation handled about 278,000 individual shipments.

         - FULL-TRUCKLOAD: Temperature-controlled, full-truckload service requires a substantially lower capital investment for terminals and lower costs of shipment handling and information management than that of LTL. Pricing is based primarily on mileage, weight and type of commodity.

         At the end of 1999, the company's full-truckload tractor fleet consisted of 1,150 tractors owned or leased by the company and 475 tractors contracted to the company by owner-operators, making it one of the five largest temperature-controlled, full-truckload carriers in North America.

         The company provides a wide range of transportation and logistics services which include railroad-based intermodal long-haul transportation. In providing such service, the company contracts with railroads to transport loaded full-truckload trailers on railroad flat cars. During 1998, the company's ability to offer intermodal service was negatively impacted by the reduced capacity of railroad companies. During 1999, these constraints were somewhat alleviated and the company recommenced its efforts to provide intermodal service to its customers. Less than 5% of the company's domestic full-truckload shipments is transported in this manner.

         By providing intermodal transportation services, the company is able to transport more loaded trailers (which require relatively lower capital investment) while engaging fewer tractors (which involve relatively higher capital investment). When the emphasis on intermodal transportation is renewed, it is probable that the company's trailer fleet will continue to expand more rapidly than its tractor fleet. Also contributing to the increase in the trailer-to-tractor ratio from 1.5:1 at January 1, 1995 to 1.74:1 at December 31, 1999 were continued expansion of dedicated fleet and short-haul, full-truckload services and, in general, the more rapid expansion of the company's full-truckload services in relation to its LTL service. Full-truckload services generally involve the utilization of more trailers to enable tractors to remain in service while idle trailers are being loaded and unloaded.

         During the fourth quarter of 1999, the company announced that a restructuring charge of $3.7 million, of which $2.9 million was related to anticipated payments to lessors for the cancellation of long-term trailer operating leases and associated costs to refurbish such trailers to be retired ahead of schedule. Success in the company's renewed efforts to provide intermodal service to its customers would cause the company to reevaluate the necessity of such early leased trailer retirements.

         Prior to 1999, the company conducted limited operations involving "dedicated fleets". In such an arrangement, the company contracts with a customer to provide service involving the assignment of specific trucks to handle transportation needs of its customers. Frequently the company and customer anticipate that dedicated fleet logistics services will both lower the customer's transportation costs and improve the quality of the service the customer receives. In late 1999, the company improved its capability to provide and expanded efforts to market such services.

         In addition to the LTL terminals, which also serve as full-truckload employee-driver centers, full-truckload activities are conducted from terminals in Fort Worth and Laredo, Texas. Laredo, located on the Texas-Mexico border, is a drop-off point for company trailers, which are picked up by a Mexican trucking company for movement into Mexico's interior. The company also maintains in various locations small centers for employee-driver recruitment.

EQUIPMENT

         The company acquires premium company-operated tractors in order to help attract and retain qualified employee-drivers, promote safe operations, minimize maintenance and repair costs and assure dependable service to its customers. Management believes that the higher initial investment for its equipment is recovered through more efficient vehicle performance and improved resale value. The company has a three-year replacement policy for most of its full-truckload tractors. As a result, repair costs are partially recovered through efficient vehicle performance and manufacturers' warranties. The three-year replacement policy also enables the company to maximize its fuel efficiency by benefiting from technological improvements in both drivetrain efficiency and aerodynamics.

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

EMPLOYEES

         The number of company employees as of December 31, 1999 and 1998, was as follows:

                                       Dec. 31, 1999        Dec. 31, 1998
                                       -------------        -------------
Freight Operations:
   Drivers and Trainees                     1,450               1,537
   Non-driver personnel
      Full time                               758                 746
      Part time                               150                 164
                                            -----               -----

   Total Freight Operations                 2,358               2,447
   Non-freight Operations                     283                 187
                                            -----               -----
   Total                                    2,641               2,634
                                            =====               =====

NON-FREIGHT SEGMENT

         The company is engaged in a non-freight business segment, which is a franchised dealer and repair facility for Wabash trailers and Carrier-Transicold brand truck and trailer refrigeration equipment. This dealer also provides refrigeration units and repair service for the company's trailers. The non-freight segment also sells used tractors and trailers and distributes motor vehicle air conditioning parts and remanufactures mechanical air conditioning and refrigeration components.

OUTLOOK

         Statements contained herein which are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act ("PSLRA") of 1995. Certain statements contained herein including statements regarding the anticipated development and expansion of the company's business or the industry in which the company operates, the intent, belief or current expectations of the company, its directors or its officers, primarily with respect to the future operating performance of the company and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements (as such term is defined in the PSLRA of 1995). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied from such forward-looking statements. These risks and uncertainties include competition, weather conditions and the general economy; the availability and cost of labor; interest rates and the company's ability to negotiate favorably with lenders and lessors; the availability and cost of equipment, fuel and supplies; the impact of changes in the tax and regulatory environment in which the company operates, operational risks, insurance and risks associated with the technologies and systems used by the company.

YEAR 2000 (Y2K)

         Neither the Company nor its significant suppliers nor customers experienced any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the Y2k issue. The Company is not aware of any significant Y2k issues or problems that may have arisen for its significant customers and suppliers.

ITEM 2.  PROPERTIES.

         At December 31, 1999, the company also maintained leased terminals or office facilities of 10,000 square feet or more in or near the following cities:

                                                          Approximate
                                                          -----------        (O)wned or      Segment
     Location                   Function            Square Feet   Acreage     (L)eased      Utilizing
     --------                   --------            -----------   -------     --------      ---------
Dallas, TX               Corporate Office               34,000       1.7          O             All
Lancaster, TX            Freight Operations            100,000      80.0          O           Freight
Ft. Worth, TX            Freight Operations             34,000       7.0          O           Freight
Mesquite, TX             Product Service & Sales       103,000       8.5          O         Non-Freight
Bridgeview, IL           Freight Operations             37,000       5.0          O           Freight
Dundee, FL               Freight Operations             35,000      15.0          O           Freight
Avenel, NJ               Freight Operations             17,000       5.0          O           Freight
Doraville, GA            Freight Operations             40,000       7.0          L           Freight
Commerce City, CA        Freight Operations             35,000       4.0          L           Freight
Houston, TX              Product Service & Sales        25,000       9.5          O         Non-Freight
Kansas City, MO          Freight Operations            125,000       3.0          L           Freight
Downey, CA               Freight Operations             40,000       6.0          L           Freight
Salt Lake City, UT       Freight Operations             25,000       7.0          L           Freight
Dallas, TX               Product Service & Sales        39,000       7.0          O         Non-Freight
Ft. Worth, TX            Product Service & Sales        13,000       4.0          O         Non-Freight
Springdale, AR           Product Service & Sales        12,000       3.5          L         Non-Freight
Pharr, TX                Product Service & Sales        12,000       2.0          L         Non-Freight
El Paso, TX              Product Service & Sales        14,000       1.5          L         Non-Freight

         Lease terms range from one month to twelve years. These terminals range in size from a small amount of office space to a terminal with office and dock facilities totaling approximately 44,000 square feet. The company expects that present facilities are sufficient to support its operations.

         The following table sets forth certain information regarding revenue equipment utilized by the company at December 31, 1999 and 1998:

                                                          Age in Years
                                  ----------------------------------------------------------
Tractors                              Less than 1          1 thru 3             4 or more              Total
--------                          ----------------    -----------------     ----------------     ----------------
                                   1999      1998       1999      1998       1999       1998      1999       1998
                                  -----     -----      -----     -----      -----      -----     -----      -----
Company owned and leased            682       467        539       826         19         35     1,240      1,328
Owner-operator provided             126        67        271       222        293        383       690        672
                                  -----     -----      -----     -----      -----      -----     -----      -----
         Total                      808       534        810     1,048        312        418     1,930      2,000
                                  =====     =====      =====     =====      =====      =====     =====      =====

                                                          Age in Years
                                  ----------------------------------------------------------
Trailers                              Less than 1          1 thru 5             6 or more              Total
--------                          ----------------    -----------------     ----------------     ----------------
                                   1999      1998       1999      1998       1999       1998      1999       1998
                                  -----     -----      -----     -----      -----      -----     -----      -----
Company owned and leased            477       706      2,670     2,024        188        210     3,335      2,940
Owner-operator provided              --        --          8        11         15         11        23         22
                                  -----     -----      -----     -----      -----      -----     -----      -----
         Total                      477       706      2,678     2,035        203        221     3,358      2,962
                                  =====     =====      =====     =====      =====      =====     =====      =====

         Approximately 80% of the company's trailers are insulated and equipped with refrigeration units capable of providing the temperature control necessary to handle perishable freight. Trailers that are used primarily in LTL operations are equipped with movable partitions permitting the transportation of goods requiring maintenance of different temperatures. The company also operates a fleet of non-refrigerated trailers in its "dry freight" full-truckload operation. Company-operated trailers are primarily 102 inches wide. Full-truckload trailers used in dry freight operations are 53 feet long. Temperature controlled operations are conducted with both 48 and 53 foot refrigerated trailers.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of shareholders of the company during the fourth quarter of 1999.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         The information regarding cash dividends, common stock price per share and common stock trading volume set forth under the caption "Quarterly Financial, Stock and Dividend Information" appearing on page 20 of the Annual Report to Shareholders for the year ended December 31, 1999, is incorporated by reference into this Report.

ITEM 6.  SELECTED FINANCIAL DATA.

         The information set forth under the caption "Ten-Year Statistics and Financial Data" appearing on pages 10 and 11 of the Annual Report to Shareholders for the year ended December 31, 1999, is incorporated by reference into this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 7 through 10 of the Annual Report to Shareholders for the year ended December 31, 1999, is incorporated by reference into this Report.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The information set forth under the caption "Quantitative and Qualitative Disclosure about Market Risk" on page 18 of the Annual Report to Shareholders for the year ended December 31, 1999 is incorporated by reference into this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         (a) The following Consolidated Financial Statements of Frozen Food Express Industries, Inc., and Report of Independent Public Accountants, with respect thereto set forth on pages 12 through 20 of the Annual Report to Shareholders for the year ended December 31, 1999, are incorporated by reference into this Report:

         Consolidated Statements of Income -- Years ended December 31, 1999, 1998, and 1997.

         Consolidated Balance Sheets -- As of December 31, 1999 and 1998.

         Consolidated Statements of Cash Flows -- Years ended December 31, 1999, 1998 and 1997.

         Consolidated Statements of Shareholders' Equity -- Years ended December 31, 1999, 1998 and 1997.

         Notes to Consolidated Financial Statements.

         Report of Independent Public Accountants.

         Supplementary Information - Quarterly Financial Data (unaudited)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         In accordance with General Instruction G to Form 10-K, the information required by Item 10 is incorporated herein by reference from the portion of the company's Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2000, appearing under the caption "Nominees for Directors".

ITEM 11. EXECUTIVE COMPENSATION.

         In accordance with General Instruction G to Form 10-K, the information required by Item 11 is incorporated herein by reference from the portions of the company's Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2000 appearing under the captions "Executive Compensation" and "Transactions with Management".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         In accordance with General Instruction G to Form 10-K, the information required by Item 12 is incorporated herein by reference from the portions of the company's Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2000, appearing under the captions "Outstanding Capital Stock; Principal Shareholders" and "Nominees for Directors".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In accordance with General Instruction G to Form 10-K, the information required by Item 13 is incorporated herein by reference from the portions of the company's Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 2000, appearing under the captions "Nominees for Directors", "Transactions with Management" and "Executive Compensation".

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

         3.       EXHIBITS:

         3.l Articles of Incorporation of the Registrant and all amendments to date (filed as Exhibit 3.1 to Registrant's annual report on Form 10-K for the fiscal year ended December, 31, 1993; SEC File

         3.2 Number 1-10006 and incorporated herein by reference). Bylaws of the Registrant, as amended to date (filed as Exhibit 3.2 to Registrant's annual report on Form 10-K for the fiscal year ended December, 31, 1998; SEC File Number 1-10006 and incorporated herein by reference).

         10.1 Frozen Food Express Industries, Inc., 1987 Non-Employee Director Stock Plan (filed as Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991; SEC File Number 1-10006 and incorporated herein by reference).

         10.2 Second Amended and Restated Credit Agreement among Wells Fargo Bank (Texas) National Association as agent for itself and other banks and FFE Transportation Services, Inc. as Borrower and certain of its affiliates.

         10.3 Frozen Food Express Industries, Inc., 1992 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 4.3 to Registrant's Registration #33-48494 as filed with the Commission, and incorporated herein by reference).

         10.4 Amendment No. 1 to Frozen Food Express Industries, Inc. 1992 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit
                  4.4 to Registrant's Registration #333-38133 and incorporated herein by reference).

         10.5 Amendment No. 2 to Frozen Food Express Industries, Inc. 1992 Incentive Stock Option Plan (filed as Exhibit 4.5 to Registrant's Registration #333-38133 and incorporated herein by reference).

         10.6 Amendment No. 3 to Frozen Food Express Industries, Inc. 1992 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit
                  4.6 to Registrant's Registration Statement #333-87913 and incorporated herein by reference).

         10.7 FFE Transportation Services, Inc., 1994 Incentive Bonus Plan, as amended (filed as Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994; SEC File Number 1-10006 and incorporated herein by reference).

         10.8 FFE Transportation Services, Inc., 1999 Executive Bonus and Phantom Stock Plan.

         10.9     Frozen Food Express Industries, Inc. 401(k) Savings Plan

         10.10 Frozen Food Express Industries, Inc. Employee Stock Option Plan (filed as Exhibit 4.1 to Registrant's Registration #333-21831 as filed with the Commission, and incorporated herein by reference).

         10.11 Amendment to the Frozen Food Express Industries, Inc. Employee Stock Option Plan (filed as Exhibit 4.4 to Registrant's Registration Statement #333-52701 and incorporated herein by reference).

         10.12    FFE Transportation Services, Inc. 401(k) Wrap Plan (filed as
                  Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996; SEC File Number 1-10006 and incorporated herein by reference).

         11.1 Computation of basic and diluted net income per share of common stock (incorporated by reference to Footnote 8 to the financial statements appearing in the Annual Report to Shareholders of the Registrant for the year ending December 31, 1999).

         13.1 Annual Report to Shareholders of the Registrant for the year ended December 31, 1999. Except for those portions of such Annual Report to Shareholders expressly incorporated by reference into this Report, such Annual Report to Shareholders is furnished solely for the information of the Securities and Exchange Commission and shall not be deemed a "Filed" Document.

         21.1     Subsidiaries of Frozen Food Express Industries, Inc.

         23.1     Consent of Independent Public Accountants

         25.1     A Power of Attorney is found on page 13 of this Report.

         27.1 Financial Data Schedule for the fiscal year ending December 31, 1999.

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


                                    INDEX TO FINANCIAL STATEMENTS
                                  AND FINANCIAL STATEMENT SCHEDULES
                                  COVERED BY REPORT OF INDEPENDENT
                                         PUBLIC ACCOUNTANTS
                                                                                                           ANNUAL REPORT
                                                                                                          TO SHAREHOLDERS
                                                                                                          ---------------

Consolidated Statements of Income -- Years ended December 31, 1999, 1998 and 1997                               12

Consolidated Balance Sheets -- December 31, 1999 and 1998                                                       13

Consolidated Statements of Cash Flows -- Years ended December 31, 1999, 1998 and 1997                           14

Consolidated Statements of Shareholders' Equity --Years ended December 31, 1999, 1998 and 1997                  15

Notes to Consolidated Financial Statements                                                                      15

Report of Independent Public Accountants                                                                        20

Supplementary Information -- Quarterly financial data (unaudited)


         Financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

         The financial statements listed in the above index, which are included in the Annual Report to Shareholders of Frozen Food Express Industries, Inc., for the year ended December 31, 1999, are hereby incorporated by reference, and are filed herewith as Exhibit 13.1.

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

                                      FROZEN FOOD EXPRESS INDUSTRIES, INC.

Date:        March 29, 2000           By /s/ F. Dixon McElwee, Jr.
       -------------------------         ---------------------------------------
                                         F. Dixon McElwee, Jr.
                                         Senior Vice President and Chief
                                         Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:        March 29, 2000              /s/ Stoney M. Stubbs, Jr.
       -------------------------         ---------------------------------------
                                         Stoney M. Stubbs, Jr.,
                                         Chairman of the Board of Directors and
                                         President
                                         (Principal Executive Officer)

Date:        March 29, 2000              /s/ F. Dixon McElwee, Jr.
       -------------------------         ---------------------------------------
                                         F. Dixon McElwee, Jr.,
                                         Senior Vice President and Director
                                         (Principal Financial and Accounting
                                         Officer)

Date:        March 29, 2000              /s/ Charles G. Robertson
       -------------------------         ---------------------------------------
                                         Charles G. Robertson
                                         Executive Vice President and Director

Date:        March 29, 2000              /s/ Edgar O. Weller
       -------------------------         ---------------------------------------
                                         Edgar O. Weller
                                         Vice Chairman of the Board of Directors

Date:        March 29, 2000              /s/ W. Mike Baggett
       -------------------------         ---------------------------------------
                                         W. Mike Baggett, Director

Date:        March 29, 2000              /s/ Brian R. Blackmarr
       -------------------------         ---------------------------------------
                                         Brian R. Blackmarr, Director

Date:        March 29, 2000              /s/ Leroy Hallman
       -------------------------         ---------------------------------------
                                         Leroy Hallman, Director

Date:        March 29, 2000              /s/ T. Michael O'Connor
       -------------------------         ---------------------------------------
                                         T. Michael O'Connor, Director