Form 10-Q
period 2000-03-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2000-05-15
CIK 39273

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            FORM 10-Q
   [X]    Quarterly Report Pursuant to Section 13 or 15(d) of
   the         Securities Exchange Act of 1934 for the period
                              ended
                         March 31, 2000
                         --------------

                               or

  [ ]  Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 for the transition period from ---------- to -------------

                 Commission File Number 1-10006

              Frozen Food Express Industries, Inc.
-----------------------------------------------------------------
     (Exact name of registrant as specified on its charter)

          Texas                                   75-1301831
-----------------------------------------------------------------
      (State or other jurisdiction of         (IRS Employer
      incorporation or organization)        Identification No.)

     1145 Empire Central Place   Dallas, Texas       75247-4309
-----------------------------------------------------------------
   (Address of principal executive offices)          (Zip Code)

                         (2l4) 630-8090
-----------------------------------------------------------------
      (Registrant's telephone number, including area code)

                               None
-----------------------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                    [X] Yes        [ ] No

As  of May 11, 2000, 16,329,000 shares of the Registrant's Common
Stock, $1.50 par value, were outstanding.





                              INDEX


                 PART I - FINANCIAL INFORMATION


                                                      Page No.
                                                      -------
Item l.  Financial Statements

         Consolidated Condensed Balance Sheets -
         March 31, 2000 and December 31, 1999                 2

         Consolidated Statements of Income -
         Three months ended March 31, 2000 and 1999           3

         Consolidated Condensed Statements of Cash
         Flows -
         Three months ended March 31, 2000 and 1999           4

         Notes to Consolidated Condensed Financial
         Statements                                           5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations        7


                  PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                     11

         Exhibit 27.1 - Financial Data Schedule               13

      FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
              Consolidated Condensed Balance Sheets
                         (In thousands)
                           (Unaudited)

                                        Mar. 31,     Dec. 31,
                                          2000         1999
Assets                                   ------       ------

Current assets
 Cash                                  $  2,985      $ 1,613
 Accounts receivable, net                51,488       52,312
 Inventories                             17,168       17,719
 Tires                                    4,755        5,036
 Deferred federal income tax                253          289
 Other current assets                     3,960        3,978
                                        -------      -------
  Total current assets                   80,609       80,947

Property and equipment, net              70,116       73,640
Other assets                             14,770       15,496
                                        -------      -------
                                       $165,495     $170,083
                                        =======      =======
Liabilities and Shareholders' Equity

Current liabilities
 Trade accounts payable                $ 21,428     $ 24,797
 Accrued claims liabilities               5,544        6,631
 Accrued payroll                          6,293        5,890
 Short-term debt                         24,500       26,500
 Other                                    6,441        5,075
                                        -------      -------
  Total current liabilities              64,206       68,893

Deferred federal income tax               2,456        2,795
Other and deferred credits               16,356       15,274
                                        -------      -------
   Total   liabilities  and  deferred    83,018       86,962
credits                                 -------      -------
Shareholders' equity
 Common stock                            25,921       25,921
 Paid-in capital                          4,975        5,056
 Retained earnings                       58,836       59,399
                                        -------      -------
                                         89,732       90,376
 Less - Treasury stock                    7,255        7,255
                                        -------      -------
  Total shareholders' equity             82,477       83,121
                                        -------      -------
                                       $165,495     $170,083
                                        =======      =======

                     See accompanying notes.
      FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Income
            (In thousands, except per-share amounts)
                           (Unaudited)

                                           For the Three Months
                                             Ended March 31,
                                           ------------------
                                            2000       1999
                                           ------     ------
Revenue
 Freight revenue                          $76,891   $ 73,824
 Non-freight revenue                       15,525     14,433
                                           ------     ------
                                           92,416     88,257
                                           ------     ------
Costs and expenses
 Freight operating expenses
  Salaries, wages and related              21,045     20,639
     expenses
  Purchased transportation                 18,059     16,317
  Supplies and expenses                    21,606     19,517
  Revenue equipment rent                    6,253      6,470
  Depreciation                              3,007      2,696
  Communications and utilities              1,172        916
  Claims and insurance                      3,379      3,062
  Operating taxes and licenses              1,408      1,366
  Gain on sale of equipment                  (316)      (261)
  Miscellaneous expense                     1,255        825
                                           ------     ------
                                           76,868     71,547
 Non-freight costs and operating           15,290     14,275
     expenses                              ------     ------
                                           92,158     85,822
                                           ------     ------
Income from operations                       258      2,435

Interest and other expense, net            1,124        431
                                           ------     ------

(Loss)income before income tax              (866)      2,004
Income tax (benefit) provision              (303)        741
                                           ------     ------

Net (loss) income                        $  (563)    $ 1,263
                                           ======     ======

Net (loss) income per share of common stock
 Basic                                   $  (.03)    $   .08
                                           ======     ======
 Diluted                                 $  (.03)    $   .08
                                           ======     ======

Weighted average shares outstanding
 Basic                                     16,321     16,439
                                           ======     ======
 Diluted                                   16,321     16,610
                                           ======     ======


                     See accompanying notes.
      FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
         Consolidated Condensed Statements of Cash Flows
                         (In thousands)
                           (Unaudited)

                                               For the Three Months
                                                   Ended March 31,
                                                  ---------------
                                                   2000       1999
                                                  ------      ------
Net cash provided by (used in) operating         $ 2,575    $(9,857)
     activities                                   ------     -------

Cash flows from investing activities
 Expenditures for property and equipment          (1,313)    (4,642)
 Proceeds from sale of property and                2,134      1,170
     equipment
 Company owned life insurance and other             (706)        57
                                                  ------     ------

Net cash provided by (used in) investing             878     (4,178)
    activities                                    ------     -------

Cash flows from financing activities
 Borrowings under revolving credit agreement       7,000     19,000
 Payments against revolving credit agreement      (9,000)    (6,000)
 Dividends paid                                      -         (494)
 Net treasury stock activity                         (81)    (1,148)
                                                 -------     -------

Net cash (used in) provided by financing          (2,081)    11,358
    activities                                   -------     -------

Net increase (decrease) in cash and cash           1,372     (2,677)
    equivalents
Cash and cash equivalents at January 1             1,613       6,023
                                                 -------      -------
Cash and cash equivalents at March 31            $ 2,985     $ 3,346
                                                 =======      =======

See accompanying notes.


      FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Condensed Financial Statements
                     March 31, 2000 and 1999
                           (Unaudited)


1.   BASIS OF PRESENTATION
The consolidated financial statements include Frozen Food Express Industries, Inc. (FFEX) and its subsidiary companies (the company), all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and have not been audited or reviewed by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations have been made. Pursuant to SEC rules and regulations, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. FFEX believes that the disclosures contained herein, when read in conjunction with the financial statements and notes included, or incorporated by reference, in FFEX's Form 10-K filed with the SEC on March 30, 2000, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes (included, or incorporated by reference), in the aforementioned report on Form 10-K.

2.   SHAREHOLDERS' EQUITY
As of March 31, 2000 and December 31, 1999, respectively, there were 16,314,000 and 16,321,000 shares of stock outstanding.

3.   COMMITMENTS AND CONTINGENCIES
The company has accrued for costs related to public liability and work-related injury claims, some of which involve litigation.
The aggregate amount of these claims is significant. In the opinion of management, these actions can be successfully defended or resolved, and any additional costs incurred over amounts accrued will not have a material adverse effect on the company's financial position, cash flows or results of operations.

4.   EARNINGS PER SHARE
Common stock equivalents included in diluted weighted average shares, all of which result from dilutive stock options granted by the company, were as follows (in thousands):

                                           2000       1999
                                           -----      -----
   For the three months ended March 31      -         171

5.   OPERATING SEGMENTS

The company's operations consist of two reportable segments. The freight segment is engaged primarily in the motor carrier freight transportation business. The smaller segment is primarily engaged in non-freight business relating to the sale and service of refrigeration equipment and of trailers used in freight transportation.

Following is information for each reportable segment for the three month periods ended March 31, 2000 and 1999 is as follows
(in millions):

                                                  March 31,
                                               2000       1999
                                               -----      -----
Freight Operations
     Total Revenue                           $ 76.9     $ 73.8
     Operating Income                           -          2.3
     Total Assets                             156.8      145.7

Non-Freight Operations
     Total Revenue                           $ 15.8     $ 18.1
     Operating Income                            .2         .1
     Total Assets                              33.5       31.7

Intercompany Eliminations
     Revenue                                 $  (.3)    $ (3.6)
     Operating Income                            .1         -
     Assets                                   (24.8)     (19.7)

Consolidated
     Revenue                                 $ 92.4     $ 88.3
     Operating Income                            .3        2.4
     Assets                                   165.5      157.7

Intercompany elimination of revenue relate to transfers at cost of inventory such as trailers and refrigeration units from the non-freight segment for use by the freight segment.



             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The table sets forth, as a percentage of freight revenue, certain major operating expenses for the three-month periods ended March
31, 2000 and 1999.

                                     Three Months
                                    Ended March. 31,
                                    ----------------
                                    2000      1999
                                    -----      ----
Salaries, wages and related         27.4%      28.0%
   expense
Purchased transportation            23.5       22.1
Supplies and expenses               28.1       26.4
Revenue equipment rent               8.1        8.8
Depreciation                         3.9        3.7
Claims and insurance                 4.4        4.1
Other                                4.6        3.8
                                    -----      ----
Total freight operating expenses   100.0%      96.9%
                                    =====      ====


First Quarter of 2000 vs. 1999
During the first quarter of 2000, revenue increased by 4.7% to $92.4 million with freight revenue up $3.1 million or 4.2%. Non-freight revenue aggregated 16.8% and 16.4% of total revenue during the first three months of 2000 and 1999, respectively. Less-than-truckload (LTL) revenue was 7.7% higher and full-truckload revenue increased by 2.6% as compared to the same period of 1999.

Approximately 67% of the increase in full-truckload revenue and 35% of the increase in LTL revenue resulted from significantly increased fuel adjustment revenue during the first quarter of 2000. Other factors impacting the increase in freight revenue were increased volumes of 10% for full-truckload shipments and 8% for LTL shipments.

During the 2000 first quarter, total LTL hundredweight increased by 8.1% as compared to the first quarter of 1999.

The 2000 increase in non-freight revenue was due to improvement in the market for refrigeration equipment and to the continued expansion of the company's non-freight subsidiary into new geographical and product market areas.

The number of tractors in the fleet of company-operated, full-truckload equipment fell from approximately 1,150 at the beginning of 2000 to about 1,130 by the end of the first quarter. The number of full-truckload tractors provided by owner-operators increased by about 75 to about 550.

Full-truckload activities, which contributed 70% of freight revenue during the first quarter of 2000 and 1999, are conducted primarily with company-operated equipment, while LTL activities are conducted primarily with equipment provided by owner-operators. Changes in the mix of LTL versus full-truckload revenue as well as fluctuations in the amount of total freight handled on company-operated versus owner-operator provided equipment, impacted the percent of freight revenue absorbed by the various categories of operating expenses between the two quarters.

During the first quarter of 2000, the percent of freight revenue absorbed by salaries, wages and related expense was 27.4%, as compared to 28% during the year-ago quarter, due primarily to the reduced quantity of employee-driven, company-operated equipment. Conversely, purchased transportation expense as a percent of freight revenue rose from 22.1% in the first quarter of 1999 to 2000's 23.5%.

Per-gallon fuel costs paid by the company increased by 53% during the first quarter of 2000 as compared to 1999. Sudden and dramatic fuel price volatility can impact the company's cost structure and profitability. A number of factors tend to diminish the impact of such volatility. Owner-operators are responsible for all costs associated with their equipment, including fuel. Therefore, the cost of such fuel is not a direct expense to the company. With regard to fuel expenses for company-operated equipment, the company attempts to mitigate the impact of fluctuating fuel costs by purchasing more fuel-efficient tractors and aggressively managing fuel purchasing. Also, certain rates charged by the company for its services are adjustable by reference to fuel prices. Relatively high or low per-gallon fuel prices can result in upward or downward adjustment of freight rates, further mitigating the impact of such volatility on the company's profits. Such fluctuations result from many external market factors that cannot be influenced or predicted by the company. In addition, each year several states increase fuel taxes. Recovery of future increases or realization of future decreases in fuel prices and fuel taxes, if any, will continue to depend upon competitive freight-market conditions.

Claims and insurance expense rose from 4.1% of freight revenue during the first quarter of 1999, to 4.4% for 2000. The increase resulted from a variety of factors, including but not limited to an increase in the frequency of physical damage losses.

Income from operations fell by $2.2 million during the first quarter of 2000 as compared to 1999.

Interest and other expense, net rose from $431,000 to $1,124,000 between the two quarters. Increased interest costs associated with borrowing funds was the principal factor affecting this increase.

The company incurred a pre-tax loss of $866,000 during the first quarter of 2000 as compared to a pre-tax profit of $2,004,000 during the comparable 1999 period.

The provision for income tax was 35% of pre-tax income for the first quarter of 2000, as compared to 37% for 1999.
LIQUIDITY AND CAPITAL RESOURCES
The company's primary needs for capital resources are to finance working capital, capital expenditures and, from time to time, acquisitions. Working capital investment typically increases during periods of sales expansion when higher levels of receivables and, with regard to non-freight operations, inventory are present. The company had short-term debt of $24.5 million as of March 31, 2000. The unused portion of the company's $50 million revolving credit facility was approximately $20 million.

During the first quarter of 2000, the company continued to negotiate for a credit facility to replace the existing credit facility, which expires on June 1, 2000. As previously disclosed, the expiring credit facility has three participating banks, one of which has elected not to participate in a proposed replacement credit facility. On April 28,2000, the company received confirmation from another major bank that it is willing to replace the bank which declined to participate in the credit facility. On May 11, 2000, the company and the agent bank executed a term sheet outlining the structure of the proposed replacement credit facility, which the company expects to enter into prior to June 1,2000. There can be no assurance, however, that such a facility will be in place by June 1, 2000. Accordingly, the company is considering alternative strategies that would accommodate the company's financial requirements beyond June 1, 2000.

During the three months ended March 31, 2000, net cash provided by operating activities was $2.6 million. During the three months ended March 31, 1999, cash used in operating activities was $9.9 million. This change related to the timing of certain payments to vendors during the quarters and fluctuations in other components of working capital.

The company believes that its current cash position, funds from operations, and the availability of funds under its credit agreement will be sufficient to meet anticipated liquidity requirements for the next twelve months. At March 31, 2000, working capital was $16.4 million as compared to $12.1 million at December 31, 1999.

OUTLOOK
Certain statements contained in this Report on Form 10-Q, except for the historical information, are forward-looking statements regarding the anticipated development of and changes in the company's business or the industry in which the company operates. The intent, belief or current expectations of the company, its directors or its officers, primarily with respect to the future operating performance of the company are dependent upon a number of risks and uncertainties that could cause actual results to differ materially from those conveyed in such forward looking statements. These risks and uncertainties include competition, weather conditions and the general economy, the availability and cost of labor, equipment, fuel and supplies, the ability of the company to negotiate favorably with lenders and equipment lessors, the impact of changes in the tax and regulatory environment in which the company operates, operational risks and insurance, risks associated with the technologies and systems used by the company and the other risks and uncertainties described in the company's Annual Report on Form 10-K and other reports which was filed with the Securities and Exchange Commission.

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
As of March 31, 2000, debt stood at $24.5 million, which approximated fair market value. Also, as of March 31, 2000, the company held no material market risk sensitive instruments (for trading as well as non-trading purposes) which would involve significant foreign currency exchange rate risk, commodity price risk or other relevant market risks, such as equity price risk. Accordingly, the potential loss to the company in future earnings, fair values or cash flows of market risk sensitive investments resulting from changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates or prices is not significant.

PART II - OTHER INFORMATION

Items 1 through 5 of Part II are omitted due to a lack of updated information to disclose pursuant to said items.

Item 6      Exhibits and Reports on Form 8-K
            (a)  Exhibits
                 27.1    Financial Data Schedule

No reports on Form 8-K were filed during the quarter ended March
31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                          Frozen Food Express Industries,Inc.
                          ------------------------------------
                              (Registrant)


May 12, 2000                 By:  /s/Stoney M. Stubbs, Jr.
                                 ------------------------
                                 Stoney M. Stubbs, Jr.
                                 Chairman of the Board

May 12, 2000                 By:  /s/F. Dixon McElwee, Jr.
                                 ------------------------
                                 F. Dixon McElwee, Jr.
                                 Senior Vice President
                                 Principal Financial and
                                 Accounting Officer