Form 10-K/A
period 1999-12-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2000-07-13
CIK 39273

1UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549

                           FORM 10-K/A
                         Amendment No. 1

[X]  Annual  Report  Pursuant  to Section  13  or  15(d)  of  the
     Securities  Exchange Act of 1934 for the fiscal  year  ended
     December 31, 1999.

[  ] Transition  Report Pursuant to Section 13 or  15(d)  of  the
     Securities Exchange Act of 1934 for the transition period from ____________________ to ____________________

                 Commission File Number 1-10006


              FROZEN FOOD EXPRESS INDUSTRIES, INC.
     -------------------------------------------------------------
      (Exact name of registrant as specified on its charter)


             Texas                          75-1301831
     -------------------------------------------------------------
    (State of or other jurisdiction        (I.R.S. Employer
    of incorporation or organization)      Identification No.)


         1145 Empire Central Place Dallas, Texas    75247-4309
     -------------------------------------------------------------
       (Address of principal executive offices)    (Zip Code)


                         (2l4) 630-8090
     -------------------------------------------------------------
       (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     [X]  Yes       [  ]  No

At June 28, 2000, the latest practicable date, there were outstanding 16,327,079 shares of Common Stock, $1.50 par value.

      Item 14 of the Form 10-K is amended by adding the information, financial statements and exhibits required to be filed on Form 11-K for the fiscal year ended December 31, 1999, with respect to the FFE Transportation Services, Inc. Employee Stock Ownership Plan (the "FFE Plan"), the Conwell Corporation Employee Stock Ownership Plan (the "Conwell Plan") and the Frozen Food Express Industries, Inc. 401(k) Savings Plan (the "Savings Plan") pursuant to Securities and Exchange Commission Rule 15d-21 promulgated under the Securities Exchange Act of 1934, as amended. Because each of the plans reported on herein are subject to the reporting requirement of the Employee Retirement Income Security Act of 1974 ("ERISA"), the financial statements and schedules included herein have been prepared in accordance with the requirements of ERISA.

Item 14. Exhibits, Financial Statement Schedules, and Reports  on
         Form 8-K.

(a) 3.    Exhibits:

    3.l Articles of Incorporation of the Registrant and all amendments to date (filed as Exhibit 3.1 to Registrant's annual report on Form 10-K for the fiscal year ended December, 31, 1993; SEC File Number 1-10006 and incorporated herein by reference).

    3.2 Bylaws of the Registrant, as amended to date (filed as Exhibit 3.2 to Registrant's annual report on Form 10-K for the fiscal year ended December, 31, 1998; SEC File Number 1-10006 and incorporated herein by reference).

    3.3   Amendment,  dated  June 14, 2000,  to  Bylaws  of  the
          Registrant, (filed as Exhibit 3.1 to Registrant's 8-K dated June 28, 2000, SEC File Number 1-10006 and incorporated herein by reference).

    10.1 Frozen Food Express Industries, Inc., 1987 Non-Employee Director Stock Plan (filed as Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991; SEC File Number 1-10006 and incorporated herein by reference).

    10.2 Second Amended and Restated Credit Agreement among Wells Fargo Bank (Texas) National Association as agent for itself and other banks and FFE Transportation Services, Inc. as Borrower and certain of its affiliates. (Filed as Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, and incorporated herein by reference).

    10.3 First Amendment to Second Amended and Restated Credit Agreement (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K dated June 9, 2000; SEC file number 1-10006 and incorporated herein by reference).

    10.4 Frozen Food Express Industries, Inc., 1992 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit
          4.3 to Registrant's Registration #33-48494 as filed with the Commission, and incorporated herein by reference).

    10.5 Amendment No. 1 to Frozen Food Express Industries, Inc. 1992 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 4.4 to Registrant's Registration #333-38133 and incorporated herein by reference).

    10.6  Amendment  No.  2  to Frozen Food Express  Industries,
          Inc.  1992  Incentive  Stock  Option  Plan  (filed  as
          Exhibit 4.5 to Registrant's Registration #333-38133 and incorporated herein by reference).

    10.7 Amendment No. 3 to Frozen Food Express Industries, Inc. 1992 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 4.6 to Registrant's Registration Statement #333-87913 and incorporated herein by reference).

    10.8 FFE Transportation Services, Inc., 1994 Incentive Bonus Plan, as amended (filed as Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994; SEC File Number 1-10006 and incorporated herein by reference).

    10.9 FFE Transportation Services, Inc., 1999 Executive Bonus and Phantom Stock Plan. (filed as Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999; SEC file number 1-10006 and incorporated herein by reference).

   10.10 Frozen Food Express Industries, Inc. 401(k) Savings Plan. (filed as Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, SEC file number 1-10006 and incorporated herein by reference).

   10.11  Frozen  Food  Express Industries, Inc. Employee  Stock
          Option  Plan  (filed  as Exhibit 4.1  to  Registrant's
          Registration #333-21831 as filed with the Commission, and incorporated herein by reference).

   10.12  Amendment to the Frozen Food Express Industries,  Inc.
          Employee  Stock Option Plan (filed as Exhibit  4.4  to
          Registrant's Registration Statement #333-52701 and incorporated herein by reference).

   10.13 Rights Agreement dated as of June 14, 2000, between the Registrant and Fleet National Bank, which includes as exhibits, the form of Right Certificate and the Summary of Rights. (filed as Exhibit 4.1 to Registrant's Registration Statement on Form 8-A dated June 19, 2000 and incorporated herein by reference).

   10.14  Form  of Change in Control Agreement (filed as Exhibit
          10.1 to Registrant's 8-K dated June 28, 2000, SEC File
          Number 1-10006 and incorporated herein by reference).

   11.1 Computation of basic and diluted net income per share of common stock (incorporated by reference to Footnote 8 to the financial statements appearing in the Annual Report to Shareholders of the Registrant for the year ending December 31, 1999).

   13.1 Annual Report to Shareholders of the Registrant for the year ended December 31, 1999. Except for those portions of such Annual Report to Shareholders expressly incorporated by reference into this Report, such Annual Report to Shareholders is furnished solely for the information of the Securities and Exchange Commission and shall not be deemed a "Filed" Document. (filed as Exhibit 13.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, SEC file number 1-10006 and incorporated herein by reference).

   21.1 Subsidiaries of Frozen Food Express Industries, Inc. (filed as Exhibit 21.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, SEC file number 1-10006 and incorporated herein by reference).

   23.1   Consent of Independent Public Accountants

   99.1 FFE Transportation Services, Inc. Employee Stock Ownership Plan Statements of Net Assets Available for Plan Benefits as of December 31, 1999 and 1998 and Statements of Changes in Net Assets Available for Plan Benefits for each of the three years in the period ended December 31, 1999 with notes thereto and Report of Independent Public Accountants thereon.

   99.2 Conwell Corporation Employee Stock Ownership Plan Statements of Net Assets Available for Plan Benefits as of December 31, 1999 and 1998 and Statements of Changes in Net Assets Available for Plan Benefits for each of the three years in the period ended December 31, 1999 with notes thereto and Report of Independent Public Accountants thereon.

   99.3 Frozen Food Express Industries, Inc. 401(k) Savings Plan Statements of Net Assets Available for Plan Benefits as of December 31, 1999 and 1998 and Statements of Changes in Net Assets Available for Plan Benefits for each of the three years in the period ended December 31, 1999 with notes thereto and Report of Independent Public Accountants thereon.

(b) Reports on Form 8-K:

          No reports on Form 8-K were filed by the company during the last quarter of the period covered by this Report.




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                           FROZEN  FOOD  EXPRESS  INDUSTRIES, INC.
                           ---------------------------------------
July 12, 2000                      By:  /s/ Stoney M. Stubbs, Jr.
                                     -----------------------------
                                     Stoney   M.   Stubbs,   Jr.,
                                     Chairman of the Board of Directors
                                     and President
                                     (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

July 12, 2000                      By:  /s/ Stoney M. Stubbs, Jr.
                                      -----------------------------
                                      Stoney M. Stubbs, Jr.,
                                      Chairman of the Board of Directors
                                      and President
                                      (Principal Executive Officer)

July 12, 2000                      By:  /s/ Charles G. Robertson *
                                      -----------------------------
                                      Charles    G.    Robertson,
                                      Executive Vice President and
                                      Director

July 12, 2000                     By:  /s/ F. Dixon McElwee *
                                      ----------------------------------
                                      F. Dixon Mc Elwee, Senior Vice
                                      President and Chief Financial
                                      Officer

July 12, 2000                      By:  /s/ Edgar O.  Weller *
                                      ----------------------------------
                                      Edgar  O.  Weller,
                                      Vice Chairman
                                      of the Board of Directors

July 12, 2000                      By:  /s/ W. Mike Baggett *
                                      ----------------------------------
                                      W. Mike Baggett, Director

July 12, 2000                      By:  /s/ Brian R. Blackmarr *
                                      ----------------------------------
                                      Brian R. Blackmarr, Director

July 12, 2000                      By:  /s/  Leroy  Hallman *
                                      ----------------------------------
                                      Leroy Hallman, Director

July 12, 2000                      By:  /s/ T. Michael O'Connor *
                                      ----------------------------------
                                      T. Michael O'Connor, Director
* By: /s/ Stoney M. Stubbs, Jr.
      --------------------------
      Stoney M. Stubbs, Jr.
      Attorney-in-Fact




                          EXHIBIT INDEX


                                                    Sequentially
                                                      Numbered
  Exhibit             Description                       Page
  -------             ------------                   -----------

  23.1     Consent of Independent Public Accountants       7

  99.1     FFE    Transportation   Services,   Inc.
           Employee     Stock    Ownership     Plan
           Statements  of Net Assets Available  for
           Plan  Benefits as of December  31,  1999
           and  1998  and Statements of Changes  in
           Net  Assets Available for Plan  Benefits
           for  each  of  the three  years  in  the
           period  ended  December  31,  1999  with
           notes  thereto and Report of Independent
           Public Accountants thereon.                     9

  99.2     Conwell   Corporation   Employee   Stock
           Ownership Plan Statements of Net  Assets
           Available  for  Plan  Benefits   as   of
           December   31,   1999   and   1998   and
           Statements  of  Changes  in  Net  Assets
           Available for Plan Benefits for each  of
           the  three  years  in the  period  ended
           December  31,  1999 with  notes  thereto
           and   Report   of   Independent   Public
           Accountants thereon.                           20

  99.3     Frozen  Food  Express  Industries,  Inc.
           401(k)  Savings Plan Statements  of  Net
           Assets  Available for Plan  Benefits  as
           of   December  31,  1999  and  1998  and
           Statements  of  Changes  in  Net  Assets
           Available for Plan Benefits for each  of
           the  three  years  in the  period  ended
           December  31,  1999 with  notes  thereto
           and   Report   of   Independent   Public
           Accountants thereon.                           31