Form 10-Q
period 2000-06-30
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2000-08-11
CIK 39273

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended June 30, 2000

                                       or

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

                                 (214) 630-8090
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                                   [X] Yes [ ] No


As of August 7, 2000, 16,316,000 shares of the Registrant's Common Stock, $1.50 par value, were outstanding.

                                      INDEX


                         PART I - FINANCIAL INFORMATION


                                                                        Page No.
                                                                        --------
Item l.   Financial Statements

          Consolidated Condensed Balance Sheets -
          June 30, 2000 and December 31, 1999                               2

          Consolidated Statements of Income -
          Three and six months ended June 30, 2000 and 1999                 3

          Consolidated Condensed Statements of Cash Flows -
          Six months ended June 30, 2000 and 1999                           4

          Notes to Consolidated Condensed Financial Statements              5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     7


                   PART II - OTHER INFORMATION

Item 4.   Submission of Matters to Vote of Security Holders                10

Item 6.   Exhibits and Reports on Form 8-K                                 11

          Exhibit 27.1 - Financial Data Schedule                           13

              FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                 (In thousands)
                                   (Unaudited)

                                                         June 30,       Dec. 31,
                                                           2000           1999
                                                         --------       --------

ASSETS

Current assets
   Cash                                                  $  4,077       $  1,613
   Accounts receivable, net                                47,361         52,312
   Inventories                                             20,554         17,719
   Tires                                                    4,622          5,036
   Other current assets                                     6,512          4,267
                                                         --------       --------
     Total current assets                                  83,126         80,947

Property and equipment, net                                67,200         73,640
Other assets                                               17,841         15,496
                                                         --------       --------
                                                         $168,167       $170,083
                                                         ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                      $ 24,109       $ 24,797
   Accrued claims                                           5,750          6,631
   Accrued payroll                                          6,263          5,890
   Short-term debt                                             --         26,500
   Other                                                    4,773          5,075
                                                         --------       --------
     Total current liabilities                             40,895         68,893

Long-term debt                                             24,000             --
Deferred federal income tax                                 2,754          2,795
Other and deferred credits                                 17,250         15,274
                                                         --------       --------
   Total liabilities and deferred credits                  84,899         86,962
                                                         --------       --------

Shareholders' equity
   Common stock                                            25,921         25,921
   Paid-in capital                                          4,903          5,056
   Retained earnings                                       59,589         59,399
                                                         --------       --------
                                                           90,413         90,376
   Less - Treasury stock                                    7,145          7,255
                                                         --------       --------
     Total shareholders' equity                            83,268         83,121
                                                         --------       --------
                                                         $168,167       $170,083
                                                         ========       ========


                             See accompanying notes.


              FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                    (In thousands, except per-share amounts)
                                   (Unaudited)

                                              For the Three Months       For the Six Months
                                                 Ended June 30,            Ended June 30,
                                           ------------------------    ------------------------
                                              2000          1999          2000          1999
                                           ----------    ----------    ----------    ----------
Revenue
   Freight revenue                         $  81,033     $  78,843     $ 157,924     $ 152,667
   Non-freight revenue                        18,966        17,975        34,491        32,408
                                           ----------    ----------    ----------    ----------
                                              99,999        96,818       192,415       185,075
                                           ----------    ----------    ----------    ----------
Costs and expenses
   Freight operating expenses
     Salaries, wages & related expenses       21,856        21,656        42,901        42,295
     Purchased transportation                 20,011        17,369        38,070        33,686
     Supplies and expenses                    22,653        21,756        44,259        41,273
     Revenue equipment rent                    6,328         6,419        12,581        12,889
     Depreciation                              2,888         2,918         5,895         5,614
     Communications and utilities              1,183           816         2,355         1,732
     Claims and insurance                      3,841         4,401         7,220         7,463
     Operating taxes and licenses              1,358         1,180         2,766         2,546
     Gain on sale of equipment                  (705)         (450)       (1,020)         (711)
     Miscellaneous expense                       570           915         1,824         1,740
                                           ----------    ----------    ----------    ----------
                                              79,983        76,980       156,851       148,527
   Non-freight costs & operating expenses     18,112        17,262        33,402        31,537
                                           ----------    ----------    ----------    ----------
                                              98,095        94,242       190,253       180,064
                                           ----------    ----------    ----------    ----------
Income from operations                         1,904         2,576         2,162         5,011

Interest and other expense, net                  745           485         1,869           916
                                           ----------    ----------    ----------    ----------

Income before income tax                       1,159         2,091           293         4,095
Provision for income tax                         406           774           103         1,515
                                           ----------    ----------    ----------    ----------

Net income                                 $     753     $   1,317     $     190     $   2,580
                                           ==========    ==========    ==========    ==========

Net income per share of common stock
   Basic                                   $     .05     $     .08     $     .01     $     .16
                                           ==========    ==========    ==========    ==========
   Diluted                                 $     .05     $     .08     $     .01     $     .16
                                           ==========    ==========    ==========    ==========

Weighted average shares outstanding
   Basic                                      16,321        16,334        16,320        16,386
                                           ==========    ==========    ==========    ==========
   Diluted                                    16,372        16,463        16,354        16,537
                                           ==========    ==========    ==========    ==========

                             See accompanying notes.

                                      -3-

              FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                               For the Six
                                                           Months Ended June 30,
                                                            2000          1999
                                                          ---------    ---------

Net cash provided by(used in)operating activities         $  7,450     $(16,614)
                                                          ---------    ---------

Cash flows from investing activities
   Expenditures for property and equipment                  (3,908)     (22,325)
   Proceeds from sale of property and equipment              4,640        7,532
   Company owned life insurance and other                   (3,175)      (2,621)
                                                          ---------    ---------

Net cash used in investing activities                       (2,443)     (17,414)
                                                          ---------    ---------

Cash flows from financing activities
   Borrowings under revolving credit agreement              17,000       37,000
   Payments against revolving credit agreement             (19,500)      (2,000)
   Dividends paid                                               --         (985)
   Net treasury stock activity                                 (43)      (1,575)
                                                          ---------    ---------

Net cash (used in) provided by financing activities         (2,543)      32,440
                                                          ---------    ---------

Net increase (decrease) in cash and cash equivalents         2,464       (1,588)
Cash and cash equivalents at January 1                       1,613        6,023
                                                          ---------    ---------

Cash and cash equivalents at June 30                      $  4,077     $  4,435
                                                          =========    =========


                             See accompanying notes.

              FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                             June 30, 2000 and 1999
                                   (Unaudited)


1.       BASIS OF PRESENTATION
         ---------------------
The consolidated financial statements include Frozen Food Express Industries, Inc. (FFEX) and its subsidiary companies (the company), all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and have not been audited or reviewed by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations have been made. Pursuant to SEC rules and regulations, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. FFEX believes that the disclosures contained herein, when read in conjunction with the financial statements and notes included, or incorporated by reference, in FFEX's Form 10-K filed with the SEC on March 28, 2000, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes (included, or incorporated by reference), in the aforementioned report on Form 10-K.


2.       SHAREHOLDERS' EQUITY
         --------------------
As of June 30, 2000 and December 31, 1999, respectively, there were 16,321,000 shares of stock outstanding.


3.       COMMITMENTS AND CONTINGENCIES
         -----------------------------
The company has accrued for costs related to public liability and work-related injury claims, some of which involve litigation. The aggregate amount of these claims is significant. In the opinion of management, these actions can be successfully defended or resolved, and any additional costs incurred over amounts accrued will not have a material adverse effect on the company's financial position, cash flows or results of operations.


4.       EARNINGS PER SHARE
         ------------------
Common stock equivalents included in diluted weighted average shares, all of which result from dilutive stock options granted by the company, were as follows:


                                                           2000          1999
                                                           ----          ----
        For the three months ended June 30                51,000        129,000
        For the six months ended June 30                  34,000        151,000

5.       OPERATING SEGMENTS
         ------------------
The company's operations consist of two reportable segments. The freight segment is engaged primarily in the motor carrier freight transportation business. The smaller segment is primarily engaged in non-freight business relating to the sale and service of refrigeration equipment and of trailers used in freight transportation.

Financial information for each reportable segment for the six-month periods ended June 30, 2000 and 1999 is as follows (in millions):


                                                  2000              1999
                                                  ----              ----
Freight Operations
     Total Revenue                                $157.9            $152.7
     Operating Income                                1.1               4.1
     Total Assets                                  158.8             171.4

Non-Freight Operations
     Total Revenue                                $ 38.3            $ 39.2
     Operating Income                                1.1               0.9
     Total Assets                                   38.4              38.8

Intercompany Eliminations
    Revenue                                       $ (0.8)           $ (6.8)
     Operating Income                                -                 -
     Assets                                        (29.0)            (23.7)

Consolidated
     Revenue                                      $195.4            $185.1
     Operating Income                                2.2               5.0
     Assets                                        168.2             186.5

Intercompany elimination of revenue relates to transfers at cost of inventory such as trailers and refrigeration units from the non-freight segment for use by the freight segment.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The table sets forth, as a percentage of freight revenue, certain major operating expenses for the three-and six- month periods ended June 30, 2000 and 1999.

                                                    Three Months             Six Months
                                                   Ended June 30,           Ended June 30,
                                                --------------------      -----------------
                                                 2000           1999       2000       1999
                                                 ----           ----       ----       ----
 Salaries, wages and related expense             27.0%          27.5%       27.2%      27.7%
 Purchased transportation                        24.7           22.0        24.1       22.1
 Supplies and expenses                           28.0           27.6        28.0       27.0
 Revenue equipment rent                           7.8            8.1         8.0        8.4
 Depreciation                                     3.6            3.7         3.7        3.7
 Claims and insurance                             4.7            5.6         4.6        4.9
 Other                                            2.9            3.1         3.7        3.5
                                                 -----          -----       -----      -----
Total freight operating expenses                 98.7%          97.6%       99.3%      97.3%
                                                 =====          =====       =====      =====


SECOND QUARTER OF 2000 VS. 1999

During the second quarter of 2000, revenue increased by 3.3% to $100.0 million with freight revenue up $2.2 million or 2.8%. Non-freight revenue aggregated 19.0% and 18.6% of total revenue during the second quarter of 2000 and 1999, respectively. Less-than-truckload (LTL) revenue was 5.2% higher and full-truckload revenue increased by 1.7% as compared to the same period of 1999.

The increase in freight revenue resulted from significantly increased fuel adjustment revenue during the second quarter of 2000. During the second quarter of 2000, the company transported 6.3% more full-truckload shipments and 1.7% more LTL shipments than during the comparable 1999 quarter. Full-truckload average miles per shipment declined by 5.0% and during the 2000 second quarter. Total LTL hundredweight increased by 1.7% as compared to the second quarter of 1999.

The 2000 increase in non-freight revenue was due to improvement in the market for refrigeration equipment and to the continued expansion of the company's non-freight subsidiary into new geographical and product market areas.

Full-truckload activities, which contributed 69.4% and 70.1%, respectively, of freight revenue during the second quarter of 2000 and 1999, are conducted primarily with company-operated equipment, while LTL activities are conducted primarily with equipment provided by owner-operators. Changes in the mix of LTL versus full-truckload revenue as well as fluctuations in the amount of total freight handled on company-operated versus owner-operator provided equipment, impacted the percent of freight revenue absorbed by the various categories of operating expenses between the two quarters.

During the second quarter of 2000, the percent of freight revenue absorbed by salaries, wages and related expense was 27.0%, as compared to 27.5% during the year-ago quarter. This was due primarily to the reduced quantity of employee-driven, company-operated equipment. Conversely, purchased transportation expense as a percent of freight revenue rose from 22.0% in the second quarter of 1999 to 2000's 24.7%.

During the second quarter of 2000, the number of full-truckload trucks provided by independent contractors averaged approximately 540, as compared to approximately 460 during the comparable 1999 period. The impact of this increase was effectively offset by a reduction in the number of company-owned full-truckload tractors.

Increased use of equipment provided by independent contractors also impacts other categories of operating expenses. An independent contractor is responsible for providing a truck together with all resources necessary for the operation of the truck. Accordingly, costs associated with labor, equipment rental or depreciation, fuel, maintenance and other such activities associated with independent contractors are not present in the various categories of operating expenses, but are reflected in purchased transportation expense.

Costs associated with operating supplies and expenses rose by 4.1% between the two quarters. For the second quarters of 2000 and 1999, respectively, 41% and 35% of such costs were associated with fuel consumed by the company-operated fleet of trucks. Per-gallon fuel costs paid by the company rose by 41% during the second quarter of 2000 as compared to 1999. Sudden and dramatic fuel price volatility can impact the company's cost structure and profitability. A number of factors tend to diminish the impact of such volatility. Owner-operators are responsible for all costs associated with their equipment, including fuel. Therefore, the cost of such fuel is not a direct expense of the company. With regard to fuel expenses for company-operated equipment, the company attempts to mitigate the effect of fluctuating fuel costs by purchasing more fuel-efficient tractors and aggressively managing fuel purchasing. Also, certain rates charged by the company for its service are adjustable by reference to market fuel prices. Relatively high or low per-gallon market fuel prices can result in upward or downward adjustment of freight rates, further mitigating the impact of such volatility on the company's profits. Such fluctuations result from many external market factors that cannot be influenced or predicted by the company. In addition, each year several states increase fuel taxes. Recovery of future increases or realization of future decreases in fuel prices and fuel taxes, if any, will continue to depend upon competitive freight-market conditions.

Claims and insurance expense fell from 5.6% of freight revenue during the second quarter of 1999, to 4.7% for 2000. Claims against the company for vehicular accidents are the primary component of claims and insurance expense. These expenses tend to vary with miles traveled and changes in the mix between full-truckload versus LTL operations.

Income from operations fell by $672,000 during the second quarter of 2000 as compared to 1999.

Interest and other expense, net rose from $485,000 to $745,000 between the two quarters. Increased interest costs associated with borrowed funds and reduced interest income on invested funds were the principal factors affecting this net increase.

The company earned pre-tax income of $1,159,000 during the second quarter of 2000 as compared to $2,091,000 during the comparable 1999 period.

Due primarily to the reduced level of profitability, the provision for income tax was 35% of pre-tax income for the second quarter of 2000, as compared to 37% for 1999.

FIRST SIX MONTHS OF 2000 VS. 1999

For the six months ended June 30, 2000, revenue increased by 4%, but income from operations fell by 57%. Of the $7.3 million increase in total revenue, revenue generated by the company-operated, full-truckload fleet fell by $1.7 million, and full-truckload revenue generated by owner-operator provided equipment rose by $4.0 million, or 14.4%. LTL revenue rose by $2.9 million, and non-freight revenue increased by $2.1 million.

For the first six months of 2000 and 1999, respectively, the combination of depreciation and revenue equipment rent expense was 11.7% and 12.1%, respectively. During the six months ended June 30, 2000 the company-operated fleet numbered an average of approximately 1,230 tractors, as compared to approximately 1,350 for the comparable 1999 period, a reduction of 9%. The dollar amount of revenue equipment rent and depreciation expense for the first six months of 2000 did not significantly decrease. Factors impacting this situation include but are not limited to (i) an increased proportion of leased equipment, (ii) a general increase in lessor rates of return imbedded in equipment leases and (iii) the replacement of less expensive (3 year old) tractors with more expensive (year model 2000) tractors.

Equipment rentals include a component of interest expense which would be excluded from operating expense (but reported as non-operating interest expense) if the company had purchased rather than leased a particular asset. The company's equipment leases qualify as operating and not capital leases. The impact of such arrangements is to reduce operating income, but favorably impact pre-tax income and net income.


LIQUIDITY AND CAPITAL RESOURCES

On June 1, 2000, the company entered into a new $50 million credit agreement with a group of three banks. The new credit agreement is for a period of two years, but the company may elect to convert the outstanding balance into a term loan with quarterly amortization over 4 years following date of such an election. The new credit agreement is secured by qualified accounts receivable and certain inventories of the company. Also, the banks may elect to perfect liens against revenue equipment owned (but not leased) by the company. The new credit agreement amended and replaced an agreement that had been in place since 1992. Due to changes in the capital markets and other factors, the new credit agreement also imposes interest rate margins and commitment fees which are significantly higher than those the company had enjoyed since 1992.

The company's primary needs for capital resources are to finance working capital, capital expenditures and, from time to time, acquisitions. Working capital investment typically increases during periods of sales expansion when higher levels of receivables and, with regard to non-freight operations, inventory are present. The company had long-term debt of $24 million as of June 30, 2000. The unused portion of the company's $50 million revolving credit facility was approximately $20 million.

During the six months ended June 30, 2000, net cash provided by operating activities was $7.5 million. During the six months ended June 30, 1999, cash used in operating activities was $16.6 million. This change related to an improvement in the timing of accounts receivable collections and fluctuations in other components of working capital.

The company believes that its current cash position, funds from operations, and the availability of funds under its credit agreement will be sufficient to meet anticipated liquidity requirements for the next twelve months. At June 30, 2000, working capital was $42.2 million as compared to $12.1 million at December 31, 1999. This change resulted primarily from the reclassification of debt from current to long-term liabilities.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of June 30, 2000, debt stood at $24.0 million, which approximated fair market value. Also, as of June 30, 2000, the company held no material market risk sensitive instruments (for trading as well as non-trading purposes) which would involve significant foreign currency exchange rate risk, commodity price risk or other relevant market risks, such as equity price risk. Accordingly, the potential loss to the company in future earnings, fair values or cash flows of market risk sensitive investments resulting from changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates or prices is not significant.

PART II - OTHER INFORMATION


Item 4.    Submission of Matters to Vote of Security Holders

           The Annual Meeting of Shareholders of the company was held on April 27, 2000. At the meeting, the following persons were elected as directors of the company:

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

Item 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits

                  27.1     Financial Data Schedule

           (b) The following reports on Form 8-K were filed during the quarter ended June 30, 2000:

                  i) On June 9, 2000, the company filed a Form 8-K pertaining to a new credit agreement.

                  ii) On June 28, 2000, the company filed a Form 8-K pertaining to:

                           1)       the execution of change in control
                                    agreements between the company and certain key executives and;

                           2) an amendment approved by the company's board of directors whereby the number of directors is set as nine and the division of such directors is into three classes of three directors each. The terms of directors to be elected at the 2001 annual meeting will be 1, 2 or 3 years, depending upon the class in which each director belongs.

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

                                            Frozen Food Express Industries, Inc.
                                            ------------------------------------
                                            (Registrant)


August 11, 2000                              By: /s/ Stoney M. Stubbs, Jr.
                                                --------------------------------
                                                Stoney M. Stubbs, Jr.
                                                Chairman of the Board



August 11, 2000                              By: /s/F. Dixon McElwee, Jr.
                                                --------------------------------
                                                F. Dixon McElwee, Jr.
                                                Senior Vice President
                                                Principal Financial and
                                                Accounting Officer