Form 10-Q
period 2000-09-30
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2000-11-13
CIK 39273

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                            FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the period ended
                       September 30, 2000
     -------------------------------------------------------------
                               or

[  ] Transition  Report Pursuant to Section 13 or  15(d)  of  the
     Securities Exchange Act of 1934 for the transition period from ____________________ to ________________________________


                 Commission File Number 1-10006

              Frozen Food Express Industries, Inc.
------------------------------------------------------------------
       (Exact name of registrant as specified on its charter)


       Texas                              75-1301831
------------------------------------------------------------------
(State or other jurisdiction of    (IRS Employer Identification No.)
incorporation or organization)


1145 Empire Central Place    Dallas, Texas      75247-4309
------------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)


                         (2l4) 630-8090
------------------------------------------------------------------
      (Registrant's telephone number, including area code)

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

                [X] Yes               [  ] No

As of November 3, 2000, 16,395,000 shares of the Registrant's Common Stock, $1.50 par value, were outstanding.





                              INDEX

               PART I - FINANCIAL INFORMATION

                                                      Page No.
Item l.  Financial Statements

         Consolidated Condensed Balance Sheets -
         September 30, 2000 and December 31, 1999
                                                            2

         Consolidated Statements of Income -
         Three  and Nine months ended September 30,
         2000 and 1999                                      3

         Consolidated Condensed Statements of Cash
         Flows - Nine  months ended September 30, 2000
         and 1999                                           4

         Notes to Financial Statements                      5

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations      7


Item 3.  Qualitative and Quantitative Disclosures          10
         about Market Risk

                 PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                  12

         Exhibit 27.1 - Financial Data Schedule            13



























      FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
              Consolidated Condensed Balance Sheets
                         (In thousands)
                           (Unaudited)


                                        Sept. 30,  Dec. 31,
                                          2000       1999
                                          ----       ----
Assets
Current assets
 Cash                                   $  2,813    $ 1,613
 Accounts receivable, net                 47,981     52,312
 Inventories                              19,156     17,719
 Tires                                     4,405      5,036
 Other current assets                      6,760      4,267
                                          ------     ------
  Total current assets                    81,115     80,947

Property and equipment, net               64,026     73,640
Other assets                              15,678     15,496
                                         -------    -------
                                        $160,819   $170,083
                                         =======    =======

Liabilities and Shareholders' Equity
Current liabilities
 Accounts payable                       $ 21,391   $ 24,797
 Accrued claims                            6,933      6,631
 Accrued payroll                           7,073      5,890
 Short-term debt                             -       26,500
 Other                                     5,792      5,075
                                         -------    -------
  Total current liabilities               41,189     68,893

Long-term debt                            20,000        -
Deferred federal income tax                1,675      2,795
Other and deferred credits                16,178     15,274
                                         -------    -------
Total liabilities & deferred credits      79,042     86,962
                                         -------    -------
Shareholders' equity
 Common stock                             25,921     25,921
 Paid-in capital                           4,902      5,056
 Retained earnings                        58,120     59,399
                                         -------    -------
                                          88,943     90,376
 Less - Treasury stock                     7,166      7,255
                                         -------    -------
 Total shareholders' equity               81,777     83,121
                                         -------    -------
                                        $160,819   $170,083
                                         =======    =======

                     See accompanying notes.


      FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Income
            (In thousands, except per-share amounts)
                           (Unaudited)

                               For the Three       For the Nine
                               Months Ended        Months Ended
                                 Sept. 30,           Sept. 30,
                               -------------      -------------
                               2000      1999     2000      1999
Revenue                       ------    ------   ------    ------
 Freight revenue            $ 82,189  $ 79,346  $240,113  $232,013
 Non-freight revenue          19,213    17,825    53,704    50,233
                             -------    ------   -------   -------
                             101,402    97,171   293,817   282,246
                             -------    ------   -------   -------
Costs and expenses
 Freight operating expenses
  Salaries, wages and
     related expenses         22,884    22,711    65,785    65,006
  Purchased transportation    20,012    18,285    58,082    51,971
  Supplies and expenses       25,126    22,590    69,385    63,863
  Revenue equipment rent       6,321     6,568    18,902    19,457
  Depreciation                 2,848     3,048     8,743     8,662
  Communications & utilities     977     1,029     3,332     2,761
  Claims and insurance         5,037     4,180    12,257    11,643
  Operating taxes & licenses     444     1,485     3,210     4,031
  Gain on sale of equipment     (108)      (25)   (1,128)     (736)
  Miscellaneous expense          778     1,067     2,602     2,807
                             -------   -------   -------   -------
                              84,319    80,938   241,170   229,465
Non-freight costs
     and operating expenses   18,454    17,063    51,856    48,600
                             -------   -------  --------   -------
                             102,773    98,001   293,026   278,065
(Loss)/income from           -------   -------  --------   -------
    operations                (1,371)     (830)      791     4,181

Interest & other expense, net    890     1,021     2,759     1,937
                             -------   -------  --------   -------
(Loss)/income before income
    tax                       (2,261)   (1,851)   (1,968)    2,244
Provision for income tax        (792)     (685)     (689)      830
                             -------   -------  --------   -------
Net(loss)/income            $ (1,469) $ (1,166) $ (1,279) $  1,414
                             =======   =======   =======   =======
Net(loss)/income per share
    of common stock
 Basic                      $   (.09) $   (.07) $   (.08) $    .09
                             =======   =======   =======   =======
 Diluted                    $   (.09) $   (.07) $   (.08  $    .09
                             =======   =======   =======   =======
Weighted average shares
    outstanding
 Basic                        16,317    16,315    16,319    16,362
                             =======   =======   =======   =======
 Diluted                      16,317    16,315    16,319    16,499
                              =======   =======   =======   =======

                     See accompanying notes.







      FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
         Consolidated Condensed Statements of Cash Flows
                         (In thousands)
                           (Unaudited)

                                            For the Nine Months Ended
                                                    Sept. 30,
                                              --------------------
                                                2000         1999
                                                ----         ----
Net cash provided by (used in)
    operating activities                       $ 7,841     $ (7,811)
                                                ------       ------
Cash flows from investing activities
 Expenditures for property and equipment        (5,088)     (27,310)
 Proceeds from sale of property and
    equipment                                    6,279        9,996
 Company owned life insurance and other         (1,268)      (2,621)
                                                ------       ------
Net cash used in investing activities              (77)     (19,935)
                                                ------       ------
Cash flows from financing activities
 Borrowings under revolving credit agreement    19,000       51,000
 Payments against revolving credit agreement   (25,500)     (20,500)
 Dividends paid                                    -         (1,474)
 Net treasury stock activity                       (64)      (1,578)
Net cash (used in) provided by financing        ------       ------
    activities                                  (6,564)      27,448
Net increase (decrease) in cash and cash        ------       ------
    equivalents                                  1,200         (298)
Cash and cash equivalents at January 1           1,613        6,023
                                                ------       ------
Cash and cash equivalents at September 30      $ 2,813     $  5,725
                                                ======       ======
                     See accompanying notes.


















      FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
      Notes to Consolidated Condensed Financial Statements
                   September 30, 2000 and 1999
                           (Unaudited)

1.   BASIS OF PRESENTATION
The consolidated financial statements include Frozen Food Express Industries, Inc. (FFEX) and its subsidiary companies (the company), all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and have not been audited or reviewed by independent public accountants. In the opinion of management, all adjustments (which consisted of normal recurring accruals) necessary to present fairly the financial position and results of operations have been made. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. FFEX believes that the disclosures contained herein, when read in conjunction with the financial statements and notes included, or incorporated by reference, in FFEX's Form 10-K filed with the SEC on March 29, 2000, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes (included, or incorporated by reference), in the report on Form 10-K.

2.   SHAREHOLDERS' EQUITY
As of September 30, 2000 and December 31, 1999, respectively, there were 16,316,000 and 16,321,000 shares of stock outstanding.
During the quarter ended September 30, 1999, the company declared a dividend on the common stock of three cents per share.

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

4.   EARNINGS PER SHARE
Common stock equivalents included in diluted weighted average shares, all of which result from dilutive stock options granted by the company, were as follows:
                                                 2000       1999
                                                 ----       ----
     For the three months ended September 30      -          -
     For the nine months ended September 30       -       137,000

For the three and nine months ended September 30, 2000, respectively, 20,530 and 55,163, common stock equivalent shares were excluded because inclusion would have been anti-dilutive.

5.   PROPERTY AND EQUIPMENT
Property and equipment is at historical cost and consists of the following (in thousands):

                                       September 30,     December
                                            2000             1999
                                            ----             ----
     Land                              $    4,832        $   4,845
     Buildings and improvements            16,410           15,599
     Revenue equipment                     54,566           64,046
     Service equipment                     17,143           16,642
     Computer,  software and
      related equipment                    19,680           18,292
                                          -------          -------
                                          112,631          119,424
     Less accumulated depreciation        (48,605)         (45,784)
                                          -------          -------
                                        $  64,026        $  73,640
                                          =======          =======

6.   OPERATING SEGMENTS
The company's operations consist of two reportable segments. The freight segment is engaged primarily in the motor carrier freight transportation business. The smaller segment is primarily engaged in non-freight business relating to the sale and service of refrigeration equipment and of trailers used in freight transportation.

Financial information for each reportable segment for the nine month periods ended September 30, 2000 and 1999 is as follows (in millions):

                                                2000      1999
                                                ----      ----
Freight Operations
     Total Revenue                             $240.1    $232.0
     Operating Income                            (1.0)      2.6
     Total Assets                               153.2     171.9

Non-Freight Operations
     Total Revenue                             $ 58.2    $ 60.7
     Operating Income                             1.8       1.6
     Total Assets                                36.0      30.3

Intercompany Eliminations
     Revenue                                   $ (4.5)   $(10.5)
     Operating Income                              -         -
     Assets                                     (28.4)    (21.3)

Consolidated
     Revenue                                   $293.8    $282.2
     Operating Income                             0.8       4.2
     Assets                                     160.8     180.9

Intercompany elimination of revenue relates to transfers, at cost, of inventory such as trailers and refrigeration units from the non-freight segment for use by the freight segment.




             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The table sets forth, as a percentage of freight revenue, certain major operating expenses for the three- and nine-month periods ended September 30, 2000 and 1999.

                           Three Months Ended      Nine Months Ended
                                Sept. 30,              Sept. 30,
                           ------------------      -----------------
                              2000     1999          2000     1999
                              ----     ----          ----     ----
Salaries, wages and
    related expenses          27.8%    28.6%         27.4%    28.0%
Purchased transportation      24.3     23.0          24.2     22.4
Supplies and expenses         30.6     28.5          28.9     27.5
Revenue equipment rent         7.7      8.3           7.9      8.4
Depreciation                   3.5      3.8           3.6      3.7
Claims and insurance           6.1      5.3           5.1      5.0
Other                          2.6      4.5           3.3      3.9
Total freight operating      -----    -----         -----    -----
    expenses                 102.6%   102.0%        100.4%    98.9%
                             =====    =====         =====    =====

Third Quarter of 2000 vs. 1999
During the third quarter of 2000, revenue increased by 4.3% to $101,402,000 with freight revenue up $2.8 million or 3.6%. Non-freight revenue aggregated 18.9% and 18.3% of total revenue during the third quarter of 2000 and 1999, respectively. Less-than-truckload (LTL) revenue was 1.4% higher and full-truckload revenue increased by 5.0% as compared to the same period of 1999.

The increase in freight revenue resulted from significantly increased fuel adjustment revenue during the third quarter of 2000. During the third quarter of 2000, the company transported 5.5% more full-truckload shipments and 1.9% fewer LTL shipments than during the comparable 1999 quarter. Full-truckload average miles per shipment declined by 9.4% during the 2000 third quarter. Total LTL hundredweight fell by 1.0% as compared to the third quarter of 1999 while revenue (including fuel adjustment charges) per LTL hundredweight improved by 2.4%.

The impact of the 9.4% decline in average loaded miles per full-truckload shipment was mitigated by a 9.8% improvement in revenue per full truckload loaded mile. Of the 13 cent increase in revenue per loaded mile, 38% resulted from incremental fuel adjustment charges as compared to 1999's third quarter.

The 2000 increase in non-freight revenue was due to improvement in the market for refrigeration equipment and to the continued penetration of the company's non-freight subsidiary of new geographical and product markets.

Full-truckload activities, which contributed 67.0% and 66.1%, respectively, of freight revenue during the third quarter of 2000 and 1999, are conducted primarily with company-operated equipment, while LTL activities are conducted primarily with equipment provided by owner-operators. Changes in the mix of LTL versus full-truckload revenue as well as fluctuations in the amount of total freight handled on company-operated versus owner-operator provided equipment, impacted the percent of freight revenue absorbed by the various categories of operating expenses between the two quarters.

The number of tractors in the fleet of company-operated, full-truckload equipment increased from approximately 1,150 at the beginning of 2000 to about 1,170 by the end of the third quarter. However, the average number of such tractors declined by 6.2% from 1999's third quarter. The number of full-truckload tractors provided by owner-operators increased by 40 to 515 during the first nine months of 2000, and the average number of these tractors rose by 12.9% as compared to the third quarter of 1999.

During the third quarter of 2000, the percent of freight revenue absorbed by salaries, wages and related expense was 27.8%, as compared to 28.6% during the year-ago quarter. Due primarily to a driver pay increase introduced during the second quarter of 2000, average driver wages rose by 5.5% between the quarters. Of the $173,000 increase in salaries, wages and related expenses, 76% was driver related.

Purchased transportation expense as a percent of freight revenue also increased from 23% to 24.3% between the third quarters of 1999 and 2000. This was due in part to the proportional increase in the quantity of shipments transported by owner-operator-provided tractors. Increased use of equipment provided by owner-operators also impacts other categories of operating expenses. An owner-operator is responsible for providing a truck together with all resources necessary for the operation of the truck. Accordingly, costs associated with labor, equipment rental or depreciation, fuel, maintenance and other such activities associated with owner-operators are not present in the various categories of operating expenses, but are reflected in purchased transportation expense.

Costs associated with operating supplies and expenses rose by 11.2% between the two quarters. For the third quarters of 2000 and 1999, respectively, 44% and 38% of such costs were associated with fuel consumed by the company-operated fleet of trucks. Per-gallon fuel costs paid by the company rose by 30% during the third quarter of 2000 as compared to 1999. Sudden and dramatic fuel price volatility can impact the company's cost structure and profitability. A number of factors tend to diminish the impact of such volatility. Owner-operators are responsible for all costs associated with their equipment, including fuel. Therefore, the cost of such fuel is not a direct expense of the company. With regard to fuel expenses for company-operated equipment, the company attempts to mitigate the effect of fluctuating fuel costs by purchasing more fuel-efficient tractors and aggressively managing fuel purchasing. Also, certain rates charged by the company for its service are adjustable by reference to market fuel prices. Relatively high or low per-gallon market fuel prices can result in upward or downward adjustment of freight rates, further mitigating the impact of such volatility on the company's profits. Such fluctuations result from many external market factors that cannot be influenced or predicted by the company. In addition, each year several states increase fuel taxes. Recovery of future increases or realization of future decreases in fuel prices and fuel taxes, if any, will continue to depend upon competitive freight-market conditions.

The  sum of revenue equipment rent and depreciation fell by  4.6%
during 2000's third quarter to $9.2 million. This decrease is associated with the disposition of company-operated tractors and trailers.

Claims and insurance expense rose from 5.3% of freight revenue during the third quarter of 1999 to 6.1% for 2000. The increase resulted from a variety of factors, including but not limited to the relative severity and frequency of incidents that involve liability for personal injury.

As a result of the above factors, during the third quarter of 2000, the Company incurred a loss from operations of $1.4 million compared to a loss from operations of $830,000 during the comparable 1999 period.

Interest and other expense, net fell from $1,021,000 to $890,000 between the two quarters. Reduced interest costs associated with the reduced use of borrowed funds was the principal factor affecting this net decrease.

First Nine Months of 2000 vs. 1999
For the nine months ended September 30, 2000, revenue increased by 4.1%. Of the $11,571,000 increase in total revenue, revenue generated by the company-operated, full-truckload fleet fell by $900,000, and full-truckload revenue generated by owner-operators provided equipment rose by $5,854,000. LTL revenue rose by $3,146,000, and non-freight revenue increased by $3,471,000.

For several years, customers have indicated moderate levels of dissatisfaction with the company's (and the industry's) ability to provide reliable and timely service. One of the most critical resources required to provide superior service is labor to operate the truck. During 1999 and early 2000, customers began to signal acceptance of freight-rate (prices) increases in order to receive improved service. Accordingly, near the end of 2000's second quarter, the company initiated a revised payroll offering for its employee drivers. The impact of the revision was to increase the take-home pay of all employee drivers in order to improve recruiting and retention of such employees. The company began seeking to pass this increased cost on to customers during the second quarter of 2000.

Another resource that is critical to the operation of a truck is fuel. Beginning in the second quarter of 1999, fuel prices began to increase at an alarming rate. At the end of 1999, one United States Department of Transportation's national average diesel fuel per gallon price was 32% more than at the beginning of 1999. By August 2000, that government average stood at a level 95% above the early 1999 benchmark.

This rapid and dramatic increase in fuel prices triggered the introduction of fuel adjustments to the prices the company charges for its services. Such adjustments are common in the industry, and customers typically have limited objections to their introduction. Fuel adjustment charges are designed to track the cost of fuel as reported by government agencies. As fuel prices escalate, fuel adjustment charges follow suit, creating upward pressure on the prices the company charges for its services. In the environment of rapidly escalating pricing, the company's customers began to resist further price increases required to mitigate the impact of the increased driver payroll. As a result, the company has been unable to fully offset increases in both payroll and fuel costs.

During 2000's first three quarters, purchased transportation expense rose by 11.8%, as compared to the first nine months of 1999, while the average quantity of tractors provided by owner-operators rose by 8.7%. The more rapid escalation of such expense relative to expansion of the owner-operator fleet is primarily due to fuel adjustment charges. Owner-operators are responsible for all expenses associated with the operation of their trucks, including fuel. Accordingly, to the extent that the company receives fuel adjustment charges in connection with shipments transported by owner-operator equipment, approximately 100% of such charges are passed on to the owner-operators who paid for the fuel. This 100% incremental pass-through was a factor in purchased transportation expense having escalated at a rate faster than did the fleet of owner-operator trucks.


LIQUIDITY AND CAPITAL RESOURCES
The company's primary needs for capital resources are to finance working capital, capital expenditures and, from time to time, acquisitions. Working capital investment typically increases during periods of sales expansion when higher levels of receivables, with regard to non-freight operations inventory are present. The company had long-term debt of $20 million as of
September 30, 2000. Net of outstanding letters of credit in favor of insurance companies of $3.5 million, the unused portion of the company's $50,000,000 revolving credit facility was approximately $26.5 million.

Net cash provided by operating activities was $7.8 million and cash used in operating activities was $7.8 million for the nine months ending September 30, 2000 and 1999, respectively. This change was primarily attributable to fluctuations in the components of working capital.

Net capital expenditures were $17.3 million for the nine months ended September 30, 1999. For the first nine months of 2000, proceeds from the disposition of property equipment exceeded other capital expenditures by $1.2 million.

The company believes that its current cash position, funds from operations, and the availability of funds under its credit agreements will be sufficient to meet anticipated liquidity requirements for the next twelve months. At September 30, 2000, working capital was $39.9 million as compared to $12.1 million at December 31, 1999. This change principally reflects the temporary classification of the company's debt as a short-term liability at December 31, 1999.


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

QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
As of September 30, 2000, debt stood at $20 million, which approximated fair market value. Also, as of September 30, 2000, the company held no material market risk sensitive instruments (for trading as well as non-trading purposes) which would involve significant foreign currency exchange rate risk, commodity price risk or other relevant market risks, such as equity price risk. Accordingly, the potential loss to the company in future earnings, fair values or cash flows of market risk sensitive investments resulting from changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates or prices is not significant.









PART II - OTHER INFORMATION




Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits

          27.1   Financial Data Schedule

      (b) No reports on Form 8-K were filed during the quarter ended September 30, 2000.











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


                                  FROZEN FOOD EXPRESS INDUSTRIES, INC.
                                  ------------------------------------
                                       (Registrant)


November 10, 2000                      By:  /s/Stoney M. Stubbs, Jr.
                                           --------------------------
                                           Stoney M. Stubbs, Jr.
                                           Chairman of the Board



November 10, 2000                      By:  /s/F. Dixon McElwee, Jr.
                                           --------------------------
                                           F. Dixon McElwee, Jr.
                                           Senior Vice President
                                           Principal Financial and
                                           Accounting Officer