Form 10-K
period 2000-12-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2001-03-27
CIK 39273

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(MARK ONE)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ________ TO ________

                       COMMISSION FILE NUMBER 1-10006
                    FROZEN FOOD EXPRESS INDUSTRIES, INC.
---------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             TEXAS                                      75-1301831
---------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

       1145 EMPIRE CENTRAL PLACE, DALLAS, TEXAS         75247-4309
---------------------------------------------------------------------------
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

Registrant's telephone number, including area code: (214) 630-8090

Securities registered pursuant to Section 12(b) of the Act:  NONE

           Securities registered pursuant to section 12(g) of the Act:

i) Common Stock $1.50 par value      ii) Rights to purchase Common Stock
---------------------------------------------------------------------------
         Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes   [X]           No   [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                       [X]

         As of March 15, 2001, 16,468,628 shares of the registrant's common stock, $l.50 par value, were outstanding. The aggregate market value of voting and non-voting common equity held by non-affiliates on such date was $27,552,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The sections "Outstanding Capital Stock; Principal Shareholders", "Nominees for Directors", "Executive Compensation", and "Transactions with Management and Directors" of the Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2001, are incorporated by reference into
Part III of this Form 10-K.
         Portions of the Annual Report to Shareholders for the year ended December 31, 2000, are incorporated by reference into Parts I and II of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS.
Frozen Food Express Industries, Inc. (the "Company" or "FFEX") is the
largest full-service, publicly-owned, temperature-controlled trucking company in North America. References to the Company herein, unless the context requires otherwise, include Frozen Food Express Industries, Inc., and its subsidiaries, all of which are wholly owned. In its 54 years of operation, 2000 and 1999 are the only years the company was not profitable.
The company is also the only nationwide, full-service, temperature-
controlled trucking company in the United States offering all of the following services:
         - FULL-TRUCKLOAD: A load, typically weighing between 20,000 and
40,000 pounds and usually from a single shipper, filling the trailer.
Normally, a full-truckload shipment has a single destination, although the company is also able to provide multiple deliveries. Management believes the company is one of the five largest temperature-controlled, full-truckload carriers in North America.
         - DEDICATED FLEETS: In providing certain full-truckload services, the Company enters into a contract with a customer to provide service involving the assignment of specific trucks and drivers to handle certain of the customer's transportation needs. Frequently the Company and customer anticipate that dedicated fleet logistics services will both lower the customer's transportation costs and improve the quality of service the customer receives.
         - LESS-THAN-TRUCKLOAD ("LTL"): A load, typically consisting of 18 to 30 shipments, each weighing as little as 50 pounds or as much as 20,000 pounds, from multiple shippers destined to multiple receivers. The company's temperature-controlled LTL operation is the largest in the United States and the only one offering regularly scheduled nationwide service. The company is the only major LTL carrier which uses multi-compartment refrigerated trailers to carry goods requiring different temperatures on one trailer, enhancing customer service and operating efficiencies.
         - DISTRIBUTION: Distribution services generally involve the delivery of cargo within a 50-to-75-mile radius of a company terminal. Full-truckload or large LTL loads are divided into smaller shipments at a terminal and delivered by distribution trucks to "end users," such as grocery stores, food brokers or drug stores, typically within a single metropolitan area.
         Following is a summary of certain financial and statistical data for the years ended December 31, 1996 through 2000 (LTL data also includes distribution shipments):
                                     2000     1999     1998     1996     1995
                                     ----     ----     ----     ----     ----
Revenue*
Full-truckload and dedicated fleet  $221.6   $211.5   $206.1   $190.6   $195.4
Less-than-truckload                  101.9     99.4    100.0     95.5     92.5
Non-freight                           68.9     61.2     43.8     30.5     23.5
                                     -----    -----    -----    -----    -----
   Total                            $392.4   $372.1   $349.9   $316.6   $311.4
                                     =====    =====    =====    =====    =====
Operating ratio                       99.6%   104.1%    95.2%    95.2%    95.1%

Full-truckload
   Loaded miles*                     159.9    157.2     155.0   143.9    145.8
   Shipments**                       173.9    165.0     166.0   156.9    158.1
   Revenue per shipment             $  1.3   $  1.3    $  1.2  $  1.2   $  1.2
   Loaded miles per load               919      953       934     917      922
Less-than-truckload
   Hundredweight*                      8.3      8.1       8.5     8.5      8.7
   Revenue per hundredweight        $12.29   $12.30    $11.76  $11.19   $10.69
   Shipments**                       284.4    277.9     293.1   293.1    304.6
   Revenue per shipment             $  358   $  358    $  341  $  326   $  304
---------------
*  In millions
** In thousands

         The percent of total freight revenue contributed by full-truckload operations and by LTL operations during the past five years is summarized below:
                                         Percent of Total Freight Revenue
                                     ----------------------------------------
                                     2000      1999      1998    1997     1996
                                     ----      ----      ----    ----     ----
Full-truckload and dedicated fleet    68%       68%       67%     67%      68%
LTL and distribution                  32        32        33      33       32
                                     ---       ---       ---     ---      ---
Total                                100%      100%      100%    100%     100%
                                     ===       ===       ===     ===      ===

         The company offers nationwide "one call does all" services to about 7,000 customers, each of which accounted for less than 10% of total revenue during each of the past five years. Freight revenue from international activities was less than 5% of total freight revenue during each of the past five years.

TEMPERATURE-SENSITIVE MARKET
         More than 80% of the cargo transported by the company is temperature-sensitive. Examples are meat, poultry, seafood, processed foods, candy and other confectioneries, dairy products, pharmaceuticals, medical supplies, fruits and vegetables, cosmetics, film and heat-sensitive aerospace manufacturing materials.
         The common and contract hauling of temperature-sensitive cargo is highly fragmented and comprised primarily of carriers generating less than $50 million in annual revenue. Industry publications report that only 12 temperature-controlled carriers generated $100 million or more of revenue in 1999. In addition, many major food companies, food distribution firms and grocery chains continue to transport a portion of their freight with their own fleets ("private carriage").
         Large shippers are continuing to seek to lower their cost structures by reducing their private carriage capabilities and turning to common and contract carriers ("core carriers") for their transportation needs. As these core carriers continue to improve their service capabilities through such means as satellite communications systems and electronic data interchange, some shippers have abandoned their private carriage fleets in favor of common or contract carriage. Management believes that the temperature-controlled private carriage segment accounts for more than 40% of the total temperature-controlled portion of the motor carrier industry.
         During 2000 and continuing into 2001, a number of refrigerated motor carriers ceased operations or commenced reorganization procedures. The company believes that its substantial capital strength will enable the company to gain market penetration as the industry continues to consolidate.

GROWTH STRATEGY
         The company has pursued a growth strategy that combines both internal growth and selected acquisitions.
         From the beginning of 1996 through 2000, the company-operated, full-truckload tractor fleet increased from about 1,060 units to 1,190 units.
During the same period, the company has emphasized expansion of its fleet of independent contractor ("owner-operator") provided full-truckload tractors.
As of December 31, 2000, the company's full-truckload fleet also included
537 tractors provided by owner-operators as compared to 410 at the beginning of 1996.
         The management of a number of factors is critical to a trucking company's growth and profitability, including:
         - DRIVERS: Driver shortages and high turnover can reduce revenue and increase operating expenses through reduced operating efficiency and higher recruiting costs. Until 1999, operations were not significantly affected by driver shortages. During 1999 and 2000, due to historically low unemployment, competition for skilled labor intensified. As a result, the company was unable to attract and retain a sufficient number of qualified drivers. The company maintains an active driver-recruiting program. During the summer of 2000, employee-driver mileage-based pay rates were significantly increased in an effort to better attract and retain quality employee-drivers. In addition, the company has continued to intensify its recruitment of truck driving school graduates. These "student-drivers" train with an experienced instructor-driver by riding as "second driver" and are paid student-driver wages by the company. They are assigned a tractor only after they have been qualified to become single drivers.
         - OWNER-OPERATORS: The company actively seeks to expand its fleet with equipment provided by owner-operators. The owner-operator provides the tractor and driver to pull the company's loaded trailer. The owner-operator pays the drivers' wages, fuel, equipment-related expenses and other transportation expenses and receives a portion of the revenue from each load. At the end of 2000, the company had contracts for 537 owner-operator tractors in its full-truckload divisions and 216 in its LTL operations.
         The percent of full-truckload and LTL revenue generated from shipments transported by owner-operators during each of the last five years is summarized below:

                                    Percent of Revenue from Shipments
                                      Transported by Owner-Operators
                                -----------------------------------------
                                2000      1999     1998     1997     1996
                                ----      ----     ----     ----     ----
Full-truckload                   27%       25%      24%      26%      28%
Less-than-truckload              69%       69%      69%      71%      71%

         The company has traditionally relied on owner-operator-provided equipment to transport much of its customers' freight. As competition for employee-drivers has increased, other trucking companies have initiated or expanded owner-operator fleets. Accordingly, the company became more aggressive in its solicitation for and retention of owner-operator-provided equipment.
         - FUEL: Per-gallon fuel costs paid by the company increased by approximately 10% and 45% during 1999 and 2000, respectively, as compared to 1998. Such costs decreased by 15% in 1998 from 1997. Owner-operators are responsible for all costs associated with their equipment, including fuel. Therefore, the cost of such fuel is not a direct expense of the company.
Fuel price fluctuations result from many external market factors that cannot be influenced or predicted by the company. In addition, each year several states increase fuel taxes. Recovery of future increases or realization of future decreases in fuel prices and fuel taxes, if any, will continue to depend upon competitive freight-market conditions.
         - RISK MANAGEMENT: Liability for accidents is a significant concern in the trucking industry. Exposure can be large and occurrences unpredictable. The cost and human impact of work-related injury claims are also significant concerns. To address these concerns, the company maintains a risk management program designed to minimize the frequency and severity of accidents and to manage insurance coverage and claims. As part of the program, the company carries insurance policies under which it retains liability for up to $1,000,000 on each property, casualty and general liability claim, substantially all individual work-related injury claims and $100,000 on each cargo claim. Because of this retained liability, a series of very serious traffic accidents, work-related injuries or unfavorable developments in or outcomes of existing claims could materially adversely affect the company's operating results. Claims and insurance expense can vary significantly from year to year. Reserves representing the company's estimate of ultimate claims outcomes are established based on the information available at the time of an incident. As additional information regarding the incident becomes available, any necessary adjustments are made to previously recorded amounts. The aggregate amount of open claims, some of which involve litigation, is significant. In the opinion of management, however, these claims can be resolved without a material adverse effect on the company's financial position or its results of operations.
         A major component of the company's risk management program is the enhancement of safety in its operations. The company's safety department conducts programs that include driver education and over-the-road observation. All drivers must meet or exceed specific guidelines relating to safety records, driving experience and personal standards, including a physical examination and mandatory drug testing. Drivers must also complete the company's training program, which includes tests for motor vehicle safety and over-the-road driving, and they must have a current Commercial Drivers License before being assigned a tractor. Student drivers undergo a more extensive training program as a second driver with an experienced instructor-driver. In accordance with federal regulations, the Company conducts drug tests on all driver candidates and maintains a continuing program of random testing for use of such substances. Drivers and applicants who test positive for drugs are turned away and drivers who test positive for such substances are immediately disqualified from driving.
         Insurance premiums do not significantly contribute to costs, partially because the company carries large deductibles under its policies of liability insurance. Claims and insurance costs on a per-mile basis rose by 49% during 1999 but fell by 4.5% during 2000. The higher 1999 and 2000 claims and insurance expense was due primarily to adverse claims experience.

OPERATING STRATEGY
         The company's "one call does all" full-service capability, combined with the service-oriented corporate culture it gained from its many years as a successful LTL carrier, enables it to compete on the basis of service, rather than solely on price. Management also believes that major shippers will require increasing levels of service and that they will rely on their core carriers to provide transportation and logistics solutions, such as providing the shipper real-time information about the movement and condition of any shipment.
         The company's full-truckload fleets use computer and satellite technology to enhance efficiency and customer service. The satellite-based communications system provides automatic hourly position updates of each full-truckload tractor and permits real-time communication between operations personnel and drivers. Dispatchers relay pick-up, delivery, weather, road and other information to the drivers while shipment status and other information is relayed by the drivers to the company's computers via the satellite.
         The company plans to add up to 50 trucks to its company-operated, full-truckload fleet during 2001. Changes in the fleet depend upon acquisitions, if any, of other motor carriers, developments in the nation's economy, demand for the company's services and the availability of qualified employee drivers. Continued emphasis will be placed on improving the operating efficiency and increasing the utilization of this fleet through enhanced driver training and retention and reducing the percentage of empty, non-revenue producing miles.
         In addition to the LTL terminals, which also serve as full-truckload employee-driver centers, full-truckload activities are conducted from terminals in Fort Worth and Laredo, Texas. Laredo, located on the Texas-Mexico border, is a drop-off point for company trailers, which are picked up by a Mexican trucking company for movement into Mexico's interior. The company also maintains, in various locations, small centers for employee-driver recruitment.
         Temperature-controlled LTL trucking is service and capital intensive. LTL freight rates are higher than those for full-truckload and are based on mileage, weight, type of commodity, space required in the trailer and pick-up and delivery. Management believes that only one other refrigerated LTL motor carrier competes with the company on a nationwide basis.
         Temperature-controlled LTL trucking requires a system of terminals, capable of holding refrigerated and frozen products, located at strategic distribution points across the United States. The company has 15 such LTL terminals. Terminals are located in or near New York City, Philadelphia, Atlanta, Orlando, Memphis, Chicago, Kansas City, Dallas, Houston, Denver,
Salt Lake City, Oakland and Los Angeles. Several of these LTL terminals also serve as full-truckload driver centers where company-operated, full-truckload fleets are based.
         Efficient information management is essential to a successful temperature-controlled LTL operation. On a typical day, the company's LTL system handles about 5,000 shipments - about 3,000 on the road, 1,000 being delivered and 1,000 being picked up. In 2000, the LTL operation handled about 284,000 individual shipments.
         Temperature-controlled, full-truckload service requires a substantially lower capital investment for terminals and lower costs of shipment handling and information management than that of LTL. Pricing is based primarily on mileage, weight and type of commodity.
At the end of 2000, the company's full-truckload tractor fleet consisted of 1,190 tractors owned or leased by the company and 537 tractors contracted to the company by owner-operators, making it one of the five largest temperature-controlled, full-truckload carriers in North America.
         The company provides a wide range of transportation and logistics services that include railroad-based intermodal long-haul transportation. In providing such service, the company contracts with railroads to transport loaded full-truckload trailers on railroad flat cars. During 1998, the company's ability to offer intermodal service was negatively impacted by the reduced capacity of railroad companies. During 1999 and 2000, these constraints were somewhat alleviated and the company recommenced its efforts to provide intermodal service to its customers. Less than 5% of the company's domestic full-truckload shipments is transported in this manner.
         In intermodal transportation services, the company transports more loaded trailers (which require relatively lower capital investment) while engaging fewer tractors (which involve relatively higher capital investment). Full-truckload services generally involve the utilization of more trailers to enable tractors to remain in service while idle trailers are being loaded and unloaded.
         Prior to 1999, the company conducted limited operations involving "dedicated fleets". In such an arrangement, the company contracts with a customer to provide service involving the assignment of specific trucks to handle transportation needs of its customers. Frequently the company and customer anticipate that dedicated fleet logistics services will both lower the customer's transportation costs and improve the quality of the service the customer receives. In late 1998, the company improved its capability to provide and expanded efforts to market dedicated fleet services.

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

EMPLOYEES
         The number of company employees as of December 31, 2000 and 1999, was as follows:

                                     Dec. 31, 2000         Dec. 31, 1999
                                     -------------         -------------
Freight Operations:
   Drivers and Trainees                   1,470                 1,450
   Non-driver personnel
       Full time                            709                   758
       Part time                            136                   150
                                          -----                 -----
Total Freight Operations                  2,315                 2,358
Non-freight Operations                      332                   283
                                          -----                 -----
   Total                                  2,647                 2,641
                                          =====                 =====

NON-FREIGHT SEGMENT
         The company is engaged in a non-freight business segment, which is a franchised dealer and repair facility for Wabashr trailers and Carrier Transicoldr brand truck and trailer refrigeration equipment. This dealer also provides refrigeration units and repair service for the company's trailers. The non-freight segment also sells used tractors and trailers and distributes motor vehicle air conditioning parts and re-manufactures mechanical air conditioning and refrigeration components.

OUTLOOK
         Statements contained herein which are not historical facts are "forward-looking" statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Certain statements contained herein including statements regarding the anticipated development and expansion of the company's business or the industry in which the company operates and the intent, plans, beliefs or current expectations of the company, its directors or its officers primarily with respect to the future operating performance or financial position of the company, are forward-looking statements. Because such forward-looking statements involve risks and uncertainties, actual results may differ materially from those expressed in or implied by such forward-looking statements. These risks and uncertainties include competition, weather conditions and the general economy; the availability and cost of labor; interest rates and the company's ability to negotiate favorability with lenders and lessors; environmental events which may impact markets for agricultural products; the availability and cost of new equipment, fuel and supplies; the market for previously-owned equipment; the impact of changes in the tax and regulatory environment in which the company operates; operational risks; insurance and risks associated with the technologies and systems used by the company.

ITEM 2.  PROPERTIES.
         At December 31, 2000, the company maintained terminals or office facilities of 10,000 square feet or more in or near the following cities:

                                           Approximate         (O)wned or
Division/Location                     Square Feet   Acreage     (L)eased
------------------                    -----------   -------      -------
Freight Division
    Lancaster, TX                       100,000      80.0           O
    Ft. Worth, TX                        34,000       7.0           O
    Bridgeview, IL                       37,000       5.0           O
    Dundee, FL                           35,000      15.0           O
    Avenel, NJ                           17,000       5.0           O
    Doraville, GA                        40,000       7.0           L
    Commerce City, CO                    35,000       4.0           L
    Kansas City, MO                     125,000       3.0           L
    Downey, CA                           40,000       6.0           L
    Salt Lake City, UT                   25,000       7.0           L
Non-Freight Division
    Mesquite, TX                        103,000       8.5           O
    Houston, TX                          25,000       9.5           O
    Dallas, TX                           39,000       7.0           O
    Ft. Worth, TX                        13,000       4.0           O
    Springdale, AR                       12,000       3.5           L
    Pharr, TX                            12,000       2.0           L
    El Paso, TX                          14,000       1.5           L
Corporate Office
    Dallas, TX                           34,000       1.7           O

         Lease terms range from one month to twelve years. The company expects that present facilities are sufficient to support its operations.

         The following table sets forth certain information regarding revenue equipment utilized by the company at December 31, 2000 and 1999:

                                      Age in Years
                           ------------------------------------
Tractors                   Less than 1     1 thru 3   4 or more      Total
--------                   -----------    ----------  ---------    ----------
                            2000  1999    2000  1999  2000  1999   2000   1999
                            ----  ----    ----  ----  ----  ----   ----   ----
Company owned and leased     380   682     848   539    37    19  1,265  1,240
Owner-operator provided       83   126     248   271   422   293    753    690
                            ----  ----    ----   ---   ---   ---  -----  -----
    Total                    463   808   1,096   810   459   312  2,018  1,930
                            ====  ====   =====   ===   ===   ===  =====  =====

                                       Age in Years
                           ------------------------------------
Trailers                   Less than 1     1 thru 5   6 or more       Total
--------                   -----------     --------   ---------    ----------
                            2000  1999    2000  1999  2000  1999   2000   1999
                            ----  ----    ----  ----  ----  ----   ----   ----
Company owned and leased      78   477   2,473 2,670   599   188  3,150  3,335
Owner-operator provided        4    -       16     8     5    15     25     23
                              --   ---   ----- -----   ---   ---  -----  -----
    Total                     82   477   2,439 2,678   604   203  3,175  3,358
                              ==   ===   ===== =====   ===   ===  =====  =====

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         No matters were submitted to a vote of shareholders of the company during the fourth quarter of 2000.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS. The information regarding cash dividends, common stock price per share and common stock trading volume set forth under the caption "Quarterly Financial, Stock and Dividend Information" appearing on page 20 of the Annual Report to Shareholders for the year ended December 31, 2000, is incorporated by reference into this Report.

ITEM 6.  SELECTED FINANCIAL DATA.
         The information set forth under the caption "Ten-Year Statistics and Financial Data" appearing on pages 10 and 11 of the Annual Report to Shareholders for the year ended December 31, 2000, is incorporated by reference into this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 7 through 10 of the Annual Report to Shareholders for the year ended December 31, 2000, is incorporated by reference into this Report.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
         The information set forth under the caption "Fair Value of Financial Instruments" on pages 18 and 19 of the Annual Report to Shareholders for the year ended December 31, 2000 is incorporated by reference into this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         (a) The following Consolidated Financial Statements of Frozen Food Express Industries, Inc., and Report of Independent Public Accountants, with respect thereto set forth on pages 12 through 20 of the Annual Report to Shareholders for the year ended December 31, 2000, are incorporated by reference into this Report:

         Consolidated Statements of Income -- Years ended December 31, 2000, 1999, and 1998.

         Consolidated Balance Sheets -- As of December 31, 2000 and 1999.

         Consolidated Statements of Cash Flows -- Years ended December 31, 2000, 1999, and 1998.

         Consolidated Statements of Shareholders' Equity -- Years ended December 31, 2000, 1999, and 1998.

         Notes to Consolidated Financial Statements.

         Report of Independent Public Accountants.

         Supplementary Information - Quarterly Financial Data (unaudited)


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         In accordance with General Instruction G to Form 10-K, the information required by Item 10 is incorporated herein by reference from the portion of the company's Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2001, appearing under the caption "Nominees for Directors".

ITEM 11. EXECUTIVE COMPENSATION.
         In accordance with General Instruction G to Form 10-K, the information required by Item 11 is incorporated herein by reference from the portions of the company's Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2001 appearing under the captions "Executive Compensation" and "Transactions with Management and Directors".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         In accordance with General Instruction G to Form 10-K, the information required by Item 12 is incorporated herein by reference from the portions of the company's Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2001, appearing under the captions "Outstanding Capital
Stock; Principal Shareholders" and "Nominees for Directors".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         In accordance with General Instruction G to Form 10-K, the information required by Item 13 is incorporated herein by reference from the portions of the company's Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2001, appearing under the captions "Nominees for Directors", "Transactions with Management and Directors" and "Executive Compensation".


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      1. & 2.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:

                  The financial statements listed in the index to financial statements and financial statement schedules in Item 8 hereof are filed as part of this Annual Report on Form 10-K.

                  Financial statement schedules are omitted since the required information is not present, is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

         3.       EXHIBITS:

         3.l Articles of Incorporation of the Registrant and all amendments to date (filed as Exhibit 3.1 to Registrant's annual report on Form 10-K for the fiscal year ended December, 31, 1993; SEC File Number 1-10006 and incorporated herein by reference).

         3.2 Bylaws of the Registrant (filed as Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December, 31, 1998; SEC File Number 1-10006 and incorporated herein by reference).

         3.3 Amendment to Bylaws of the Registrant, dated June 14,2000 (filed as Exhibit 3.1 to Registrant's Report on Form 8-K filed with the Commission on June 28, 2000 and incorporated herein by reference).

         4.1 Rights Agreement dated as of June 14, 2000, between the Registrant and Fleet National Bank, which includes as exhibits, the form of the Rights Certificate and the Summary of Rights (filed as Exhibit 4.1 to Registrant's Form 8-A Registration Statement filed on June 19, 2000 and incorporated herein by reference).

        10.1 Frozen Food Express Industries, Inc., 1995 Non-Employee Director Stock Plan (filed as Exhibit 4.3 to Registrant's Registration Statement #033-59645 as filed with the Commission and incorporated herein by reference).

        10.2      Second Amended and Restated Credit Agreement among Wells
                  Fargo Bank (Texas) National Association as agent for itself and other banks and FFE Transportation Services, Inc. as Borrower and certain of its affiliates (filed as Exhibit
                  10.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999; SEC File Number 1-10006 and incorporated herein by reference).

        10.3 First Amendment to Second Amended and Restated Credit Agreement (filed as Exhibit 10.1 to Registrant's report on Form 8-K filed with the Commission on June 9, 2000 and incorporated herein by reference).

        10.3 Frozen Food Express Industries, Inc., 1992 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 4.3 to Registrant's Registration Statement #33-48494 as filed with the Commission, and incorporated herein by reference).

        10.4 Amendment No. 1 to Frozen Food Express Industries, Inc. 1992 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 4.4 to Registrant's Registration Statement #333-38133 and incorporated herein by reference).

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

        10.8 FFE Transportation Services, Inc., 1999 Executive Bonus and Phantom Stock Plan (filed as Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999; SEC File Number 1-10006 and incorporated herein by reference).

        10.9 Frozen Food Express Industries, Inc. 401(k) Savings Plan (filed as Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999; SEC File Number 1-10006 and incorporated herein by reference).

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

        10.12 FFE Transportation Services, Inc. 401(k) Wrap Plan (filed as Exhibit 4.4 to Registrant's Registration Statement #333-56248 and incorporated herein by reference).

        10.13 Form of Change in Control Agreement (filed as Exhibit 10.1 to Registrant's report on Form 8-K filed with the Commission on June 28, 2000 and incorporated herein by reference).

        11.1 Computation of basic and diluted net income per share of common stock (incorporated by reference to Footnote 7 to the financial statements appearing in the Annual Report to Shareholders of the Registrant for the year ending December 31, 2000).

        13.1 Annual Report to Shareholders of the Registrant for the year ended December 31, 2000. Except for those portions of such Annual Report to Shareholders expressly incorporated by reference into this Report, such Annual Report to Shareholders is furnished solely for the information of the Securities and Exchange Commission and shall not be deemed a "Filed" Document.

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

                     INDEX TO FINANCIAL STATEMENTS
                   AND FINANCIAL STATEMENT SCHEDULES
                   COVERED BY REPORT OF INDEPENDENT
                          PUBLIC ACCOUNTANTS

                                                                   Annual
                                                                  Report to
                                                                 Shareholders
                                                                  ----------
Consolidated Statements of Income --
         Years ended December 31, 2000, 1999 and 1998                  12

Consolidated Balance Sheets -- As of December 31, 2000 and 1999        13

Consolidated Statements of Cash Flows --
         Years ended December 31, 2000, 1999 and 1998                  14

Consolidated Statements of Shareholders' Equity --Years ended
         December 31, 2000, 1999 and 1998                              15

Notes to Consolidated Financial Statements                             15

Report of Independent Public Accountants                               20

Supplementary Information -- Unaudited Quarterly Financial Data        20

         Financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.
         The financial statements listed in the above index, which are included in the Annual Report to Shareholders of Frozen Food Express Industries, Inc., for the year ended December 31, 2000, are hereby incorporated by reference, and are filed herewith as Exhibit 13.1.

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

                                      FROZEN FOOD EXPRESS INDUSTRIES, INC.

Date:        March 26, 2001           By /s/ F. Dixon McElwee, Jr.
       ------------------------         ---------------------------------
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

Date:        March 26, 2001              /s/ Stoney M. Stubbs, Jr.
       -------------------------         ----------------------------------
                                         Stoney M. Stubbs, Jr.,
                                         Chairman of the Board of Directors
                                         and President (Principal Executive
                                         Officer)

Date:        March 26, 2001              /s/ F. Dixon McElwee, Jr.
       -------------------------         ----------------------------------
                                         F. Dixon McElwee, Jr.,
                                         Senior Vice President and Director
                                         (Principal Financial and Accounting
                                         Officer)

Date:        March 26, 2001              /s/ Charles G. Robertson
       -------------------------         ----------------------------------
                                         Charles G. Robertson
                                         Executive Vice President and Director

Date:        March 26, 2001              /s/ Edgar O. Weller
       -------------------------         ----------------------------------
                                         Edgar O. Weller
                                         Vice Chairman of the Board of
                                         Directors

Date:        March 26, 2001              /s/ W. Mike Baggett
       -------------------------         ----------------------------------
                                         W. Mike Baggett, Director


Date:        March 26, 2001              /s/ Brian R. Blackmarr
       -------------------------         ----------------------------------
                                         Brian R. Blackmarr, Director


Date:        March 26, 2001              /s/ Leroy Hallman
       -------------------------         ----------------------------------
                                         Leroy Hallman, Director


Date:        March 26, 2001              /s/ T. Michael O'Connor
       -------------------------         ----------------------------------
                                         T. Michael O'Connor, Director