Form 10-Q
period 2001-03-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2001-05-10
CIK 39273

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549

                         FORM 10-Q
[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 for the period ended
                        March 31, 2001
                        --------------

                              or

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 for the transition period from ---------- to -------------

                  Commission File Number 1-10006

                Frozen Food Express Industries, Inc.
---------------------------------------------------------------
      (Exact name of registrant as specified on its charter)

	Texas							75-1301831
---------------------------------------------------------------
(State or other jurisdiction of      (IRS Employer incorporation or
     organization)                      Identification No.)

 1145 Empire Central Place      Dallas, Texas       75247-4309
---------------------------------------------------------------
(Address of principal executive offices)           (Zip Code)

                     (2l4) 630-8090
---------------------------------------------------------------
     (Registrant's telephone number, including area code)

                          None
---------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.


                    [X] Yes        [ ] No


As of May 8, 2001, 16,357,000 shares of the Registrant's Common Stock, $1.50 par value, were outstanding.

                         INDEX



PART I.  FINANCIAL INFORMATION
------------------------------
                                                            Page No.
                                                            --------
Item l.    Financial Statements

           Consolidated Condensed Balance Sheets -
            March 31, 2001 and December 31, 2000                  2

           Consolidated Statements of Income -
            Three months ended March 31, 2001 and 2000            3

           Consolidated Condensed Statements of Cash Flows -
            Three months ended March 31, 2001 and 2000            4

           Notes to Consolidated Condensed Financial Statements   5



Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations          7




PART II.  OTHER INFORMATION
---------------------------
Item 6.    Exhibits and Reports on Form 8-K                      11

          FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                  Consolidated Condensed Balance Sheets
                          (In thousands)
                            (Unaudited)


                                                 Mar. 31,       Dec. 31,
                                                   2001           2000
Assets                                            ------         ------
   Current assets
      Cash                                      $  3,189       $  1,222
      Accounts receivable, net                    43,490         47,652
      Inventories                                 16,130         17,208
      Tires                                        4,194          4,424
      Other current assets                         6,031          7,546
                                                 -------        -------
          Total current assets                    73,034         78,052

   Property and equipment, net                    61,760         61,899
   Other assets                                   14,246         14,778
                                                 -------        -------
                                                $149,040       $154,729
                                                 =======        =======
Liabilities and Shareholders' Equity
   Current liabilities
      Trade accounts payable                    $ 21,460       $ 22,209
      Accrued claims liabilities                   5,196          8,101
      Accrued payroll                              5,662          5,834
      Other                                        4,023          4,892
                                                 -------        -------
          Total current liabilities               36,341         41,036

   Long-term debt                                 15,000         14,000
   Deferred federal income tax                     1,010          1,551
   Other and deferred credits                     15,588         16,125
                                                 -------        -------
   Total liabilities and deferred credits         67,939         72,712
                                                 -------        -------
Shareholders' equity
   Common stock                                   25,921         25,921
   Paid-in capital                                 4,191          4,655
   Retained earnings                              57,183         58,187
                                                 -------        -------
                                                  87,295         88,763
     Less - Treasury stock                         6,194          6,746
                                                 -------        -------
          Total shareholders' equity              81,101         82,017
                                                 -------        -------
                                                $149,040       $158,729
                                                 =======        =======

See accompanying notes.

           FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                   Consolidated Statements of Income
                (In thousands, except per-share amounts)
                              (Unaudited)

                                                   For the Three Months
                                                      Ended March 31,
                                                      ---------------
                                                   2001            2000
                                                   ----            ----
Revenue
     Freight revenue                             $78,309         $76,891
     Non-freight revenue                          11,179          15,525
                                                  ------          ------
                                                  89,488          92,416
                                                  ------          ------
Costs and expenses
    Freight operating expenses
       Salaries, wages and related expenses       21,744          21,045
       Purchased transportation                   17,826          18,059
       Supplies and expenses                      24,079          21,606
       Revenue equipment rent                      6,122           6,253
       Depreciation                                2,744           3,007
       Communications and utilities                  963           1,172
       Claims and insurance                        3,038           3,379
       Operating taxes and licenses                1,017           1,408
       Miscellaneous expense                         931             939
                                                  ------          ------
                                                  78,464          76,868
    Non-freight costs and operating expenses      11,855          15,290
                                                  ------          ------
                                                  90,319          92,158
                                                  ------          ------
(Loss) income from operations                       (831)            258
Interest and other expense, net                      714           1,124
                                                  ------          ------
Loss before income tax                            (1,545)           (866)
Income tax benefit                                  (541)           (303)
                                                  ------          ------
Net loss                                         $(1,004)        $  (563)
                                                  ======          ======
Net loss per share of common stock
    Basic                                        $  (.06)        $  (.03)
                                                  ======          ======
    Diluted                                      $  (.06)        $  (.03)
                                                  ======          ======
Weighted average shares outstanding
    Basic                                         16,343          16,321
                                                  ======          ======
    Diluted                                       16,343          16,321
                                                  ======          ======

See accompanying notes.

             FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows
                               (In thousands)
                                (Unaudited)

                                                     For the Three Months
                                                        Ended March 31,
                                                        ---------------
                                                      2001          2000
                                                      ----          ----
Net cash provided by operating activities           $ 2,116       $ 2,575
                                                     ------        ------
Cash flows from investing activities
   Expenditures for property and equipment           (1,678)       (1,313)
   Proceeds from sale of property and equipment         698         2,134
   Company owned life insurance and other              (265)           57
                                                     ------        ------
Net cash (used in) provided by investing activities  (1,245)          878
                                                     ------        ------

Cash flows from financing activities
   Borrowings under revolving credit agreement        5,000         7,000
     Payments against revolving credit agreement     (4,000)       (9,000)
     Net treasury stock activity                         96           (81)
                                                     ------        ------
Net cash provided by (used in) financing activities   1,096        (2,081)
                                                     ------        ------
Net increase in cash and cash equivalents             1,967         1,372
Cash and cash equivalents at January 1                1,222         1,613
                                                     ------        ------
Cash and cash equivalents at March 31               $ 3,189       $ 2,985
                                                     ======        ======

See accompanying notes.

         FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
          Notes to Consolidated Condensed Financial Statements
                       March 31, 2001 and 2000
                               (Unaudited)


1.	BASIS OF PRESENTATION
     ---------------------
The consolidated financial statements include Frozen Food Express Industries, Inc. (FFEX) and its subsidiary companies, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and have not been audited or reviewed by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations have been made. Pursuant to SEC rules and regulations, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. FFEX believes that the disclosures contained herein, when read in conjunction with the financial statements and notes included, or incorporated by reference, in FFEX's Form 10-K filed with the SEC on March 27, 2001, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes (included, or incorporated by reference), in the aforementioned report on Form 10-K.

2.   SHAREHOLDERS' EQUITY
     --------------------
As of March 31, 2001 and December 31, 2000, respectively, there were 16,343,000 and 16,321,000 shares of stock outstanding.

3.	COMMITMENTS AND CONTINGENCIES
     -----------------------------
We have accrued for costs related to public liability and work-related injury claims, some of which involve litigation. The aggregate amount of these claims is significant. In the opinion of management, these actions can be successfully defended or resolved, and any additional costs incurred over amounts accrued will not have a material adverse effect on the company's financial position, cash flows or results of operations.

4.	EARNINGS PER SHARE
     ------------------
Common stock equivalents included in diluted weighted average shares, all of which result from dilutive stock options granted by the company, were as follows (in thousands):

                                                   2001           2000
                                                   ----           ----
For the three months ended March 31                  -              -



5.	OPERATING SEGMENTS
     ------------------
The company's operations consist of two reportable segments. The freight segment is engaged primarily in the motor carrier freight transportation business. The smaller segment is primarily engaged in non-freight business relating to the sale and service of refrigeration equipment and of trailers used in freight transportation.

Following is information for each reportable segment for the three month periods ended March 31, 2001 and 2000 (in millions):

                                                   March 31,
                                              2001           2000
                                              ----           ----
Freight Operations
    Total Revenue                            $ 78.3        $ 76.9
    Operating Income                           (0.2)           -
    Total Assets                              144.0         156.8

Non-Freight Operations
    Total Revenue                            $ 12.2        $ 15.8
    Operating Income                           (0.7)          0.2
    Total Assets                               30.1          33.5

Intercompany Eliminations
    Revenue                                 $  (1.0)      $  (0.3)
    Operating Income                            0.1           0.1
    Assets                                    (25.1)        (24.8)

Consolidated
    Revenue                                  $ 89.5        $ 92.4
    Operating (Loss) Income                    (0.8)          0.3
    Assets                                    149.0         165.5

Intercompany elimination of revenue relates to transfers at cost of inventory such as trailers and refrigeration units from the non-freight segment for use by the freight segment.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------
The following table sets forth, as a percentage of freight revenue, certain major operating expenses for the three-month periods ended March 31, 2001 and 2000.

                                                       Three Months
                                                      Ended March. 31,
                                                      ---------------
                                                     2001        2000
                                                     ----        ----
Salaries, wages and related expense                  27.8%       27.4%
Purchased transportation                             22.8        23.5
Supplies and expenses                                30.7        28.1
Revenue equipment rent                                7.8         8.1
Depreciation                                          3.5         3.9
Claims and insurance                                  3.9         4.4
Other                                                 3.7         4.6
                                                    -----       -----
Total freight operating expenses                    100.2%      100.0%
                                                    =====       =====

First Quarter of 2001 vs. 2000
------------------------------
During the first quarter of 2001, our freight revenue increased by 1.8% to $78.3 million. Non-freight revenue aggregated 12.5% and 16.8% of total revenue during the first three months of 2001 and 2000, respectively.

Approximately 25% of our $4.0 million increase in full-truckload revenue resulted from increased fuel adjustment revenue during the first quarter of 2001. Also impacting the increase in full-truckload revenue was an increased average length of haul.

Less-than-truckload (LTL) revenues declined by $2.6 million between the first quarters of 2000 and 2001. Slackening demand for the refrigerated LTL service we offer, reflected by a 13.4% drop in the number of shipments we hauled, was the primary contributor to this variance.

The 2001 decrease in non-freight revenue was due to deterioration in the market for refrigeration equipment. During the first quarter of 2000, our non-freight operation sold an unusually high number of mechanical refrigeration equipment. That has not recurred during 2001, as the demand for such products has fallen in line with a general oversupply of new and used transportation equipment.

The number of tractors in our fleet of company-operated, full-truckload equipment increased from approximately 1,190 at the beginning of 2001 to about 1,250 by the end of the first quarter. The number of full-truckload tractors provided to us by owner-operators increased by about 50 to about
585. The increased number of company-operated full-truckload tractors resulted from an increase in our level of dedicated fleet operations. The increase was also a result of a temporary imbalance between the scheduled retirement and replacement of trucks. The increased number of owner-operator-provided tractors resulted primarily from our continuing efforts to increase the size of the owner-operator full-truckload fleet.

Full-truckload activities, which contributed about 70% of freight revenue during the first quarter of 2001 and 2000, are conducted primarily with company-operated equipment, while LTL activities are conducted primarily with equipment provided by owner-operators. Changes in the mix of LTL versus full-truckload revenue as well as fluctuations in the amount of total freight handled on company-operated versus owner-operator provided equipment, impact the percent of freight revenue absorbed by the various categories of operating expenses between the two quarters.

During the first quarter of 2001, the percent of freight revenue absorbed by salaries, wages and related expense was 27.8%, as compared to 27.4% during the year-ago quarter. Total salaries and wages rose by 3.3%, but payroll expenses related to drivers increased by 15% between the quarters. The increased driver payroll costs resulted primarily from a general driver pay increase we introduced during the second quarter of last year.
Substantially offsetting the increase in driver pay were reductions in non-driver staffing and improvements regarding work-related injuries.

Supplies and expenses rose by $2.5 million between the first quarters of 2000 and 2001. Almost 40% of this increase was related to fuel consumed by our company-operated fleet. Per-gallon costs we paid for fuel increased by 3% during the first quarter of 2001 as compared to 2000. Sudden and dramatic fuel price volatility impacts our profitability. We have in place a number of strategies designed to address such volatility. Owner-operators are responsible for all costs associated with their equipment, including fuel. Therefore, the cost of such fuel is not a direct expense of ours. With regard to fuel expenses for company-operated equipment, we attempt to mitigate the impact of fluctuating fuel costs by purchasing more fuel-efficient tractors and aggressively managing fuel purchasing.

Last year, energy prices began to rise at an alarming rate. Pursuant to the contracts and tariffs by which our freight rates are determined, those rates automatically fluctuate as diesel fuel prices rise and fall. Also last year, we began to ask shippers to accept increases in basic freight rates to compensate us for the increased employee-driver payroll costs. Many shippers were unwilling to accept those increases. The shippers felt rates had already increased as much as they were willing to pay because of the impact of energy prices. Therefore, for most of 2000, we were forced to incur the increased employee-driver payroll costs with little of the expected offsetting revenue. Future recovery of such labor and fuel cost increases will depend largely on competitive freight market conditions.

Purchased transportation, as a percent of freight revenue, fell from 23.5% during the first quarter of 2000 to 22.8% during the comparable 2001 period. Purchased transportation expense includes payments to other service providers such as railroad companies for intermodal services and other motor carriers for linehaul service to remote locations to which we infrequently provide direct service. Payments to these other service providers have declined significantly during 2001 as compared to 2000. The portion of freight revenue we paid to independent contractors for purchased transportation, as a percent of revenue, has not changed appreciably since last year.

The total of depreciation and revenue equipment rent expense fell from 12% of freight revenue for the first quarter of 2000 to 11.3% for the comparable 2001 quarter. This change resulted primarily from the increased use of independent contractors in our refrigerated full-truckload operations.

Claims and insurance expense fell from 4.4% of freight revenue during the first quarter of 2000, to 3.9% for 2001. The decrease resulted from a variety of factors, including but not limited to changes in the frequency of physical damage losses.

Our loss from operations was $831,000 during the first quarter of 2001 as compared to income from operations of $258,000 in the first quarter of 2000.

Interest and other expense, net fell from $1,124,000 to $714,000 between the two quarters. Decreased interest costs associated with lower levels of borrowed funds was the principal factor affecting this decrease.

We incurred a pre-tax loss of $1,545,000 during the first quarter of 2001 as compared to a pre-tax loss of $866,000 during the comparable 2000 period.

The provision for income tax was 35% of pre-tax income for both the first quarters of 2001 and 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Our primary needs for capital resources are to finance working capital, capital expenditures and, from time to time, acquisitions. Working capital investment typically increases during periods of sales expansion when higher levels of receivables and, with regard to non-freight operations, inventory are present. We had long-term debt of $15 million as of March 31, 2001. The unused portion of the company's $50 million revolving credit facility was approximately $32 million.

During the three months ended March 31, 2001, net cash provided by operating activities was $2.1 million as compared to $2.6 million in 2000.

We believe that our current cash position, funds from operations, and the availability of funds under our credit agreement will be sufficient to meet anticipated liquidity requirements for the next twelve months. At March 31, 2001, working capital was $36.7 million as compared to $37.0 million at December 31, 2000.



OUTLOOK
-------
Statements contained herein which are not historical facts are forward-looking statements as that term is defined in the Private
Securities Litigation Reform Act ("PSLRA") of 1995. Certain statements contained herein including statements regarding the anticipated development and expansion of our business or the industry in which we operate, our intent, plans, belief or current expectations of the company, our directors or our officers, primarily with respect to the future operating performance or our financial position and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements (as such term is defined in PSLRA). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied from such forward-looking statements. These risks and uncertainties include competition, weather conditions and the general economy; the availability and cost of labor; interest rates and the company's ability to negotiate favorably with lenders and lessors; the availability and cost of new equipment, fuel and supplies; the market for previously-owned equipment; the impact of changes in the tax and regulatory environment in which we operate, operational risks, insurance and risks associated with the technologies and systems we use.


FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------
As of March 31, 2001, debt stood at $15 million, which approximated fair market value. We sponsor a Rabbi Trust for benefit of participant in a supplemental executive retirement plan. As of March 31, 2001, the trust had about 100,000 shares of our stock. To the extent that trust assets are invested in our stock, our future pre-tax income will reflect changes in the market value of our stock. Other than the impact of our stock owned by the Rabbi Trust, as of March 31, 2001, we held no material market risk sensitive instruments (for trading as well as non-trading purposes) which would involve significant foreign currency exchange rate risk, commodity price risk or other relevant market risks, such as equity price risk.
Accordingly, the potential loss to us in future earnings, fair values or cash flows of market risk sensitive investments resulting from changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates or prices, other than discussed above, is not significant.


PART II - OTHER INFORMATION
---------------------------
Items 1 through 5 of Part II are omitted due to a lack of updated information to disclose pursuant to said items.

Item 6.	Exhibits and Reports on Form 8-K
	(a)	Exhibits

		  10.1	Second Amendment to Second Amended and Restated
				Credit Agreement


No reports on Form 8-K were filed during the quarter ended March 31, 2001.

SIGNATURES
----------
Pursuant to the requirements of the Securities and Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

					Frozen Food Express Industries, Inc.
					------------------------------------
					(Registrant)


May 9, 2001				By:  /s/Stoney M. Stubbs, Jr.
				      	------------------------
						Stoney M. Stubbs, Jr.
						Chairman of the Board



May 9, 2001				By:  /s/F. Dixon McElwee, Jr.
						------------------------
						F. Dixon McElwee, Jr.
						Senior Vice President
						Principal Financial and
						Accounting Officer