Form 10-K/A
period 2000-12-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2001-07-16
CIK 39273

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                              FORM 10-K/A
                            Amendment No. 1

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the fiscal year ended December 31, 1999.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from ____________________ to ____________________

                     Commission File Number 1-10006

                  FROZEN FOOD EXPRESS INDUSTRIES, INC.

                Texas                     75-1301831
    ---------------------------------------------------------------------
     (State of Incorporation)         (I.R.S. Employer Identification No.)

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

                     [X]  Yes       [  ]  No

At May 8, 2001, the latest practicable date, there were outstanding 16,357,000 shares of Common Stock, $1.50 par value.

	Item 14 of the Form 10-K is amended by adding the information, financial statements and exhibits required to be filed on Form 11-K for the fiscal year ended December 31, 2000, with respect to the FFE Transportation Services, Inc. Employee Stock Ownership Plan (the "FFE Plan"), the Conwell Corporation Employee Stock Ownership Plan (the "Conwell Plan") and the Frozen Food Express Industries, Inc. 401(k) Savings Plan (the "Savings Plan") pursuant to Securities and Exchange Commission Rule 15d-21 promulgated under the Securities Exchange Act of 1934, as amended. Because each of the plans reported on herein are subject to the reporting requirement of the Employee Retirement Income Security Act of 1974 ("ERISA"), the financial statements and schedules included herein have been prepared in accordance with the requirements of ERISA.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)    1. & 2.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:

     The financial statements listed in the index to financial statements and financial statement schedules in Item 8 hereof were filed as part of the Registrant's Annual Report on Form
     10-K on March 27, 2001.



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

         10.4 Second Amendment to Second Amended and Restated Credit Agreement (Filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001; SEC File Number 1-10006 and incorporated herein by reference).

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

         10.9 FFE Transportation Services, Inc., 1999 Executive Bonus and Phantom Stock Plan (filed as Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999; SEC File Number 1-10006 and incorporated herein by reference).

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

         10.15 Frozen Food Express Industries, Inc., 1992 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 4.3 to Registrant's Registration Statement #33-48494 as filed with the Commission, and incorporated herein by reference).

         11.1 Computation of basic and diluted net income per share of common stock (incorporated by reference to Footnote 8 to the financial statements appearing in the Annual Report to Shareholders of the Registrant for the year ending December 31, 2000).

         13.1 Annual Report to Shareholders of the Registrant for the year ended December 31, 2000. Except for those portions of such Annual Report to Shareholders expressly incorporated by reference into this Report, such Annual Report to Shareholders is furnished solely for the information of the Securities and Exchange Commission and shall not be deemed a "Filed" Document. (Filed as Exhibit 13.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000; SEC File Number 1-10006 and incorporated herein by reference).

         21.1 Subsidiaries of Frozen Food Express Industries, Inc. (Filed as Exhibit 21.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994; SEC File Number 1-10006 and incorporated herein by reference).

         99.1 FFE Transportation Services, Inc. Employee Stock Ownership Plan Statements of Net Assets Available for Plan Benefits as of December 31, 2000 and 1999 and Statements of Changes in Net Assets Available for Plan Benefits for each of the three years in the period ended December 31, 2000 with notes thereto and Report of Independent Public Accountants thereon.

         99.2 Conwell Corporation Employee Stock Ownership Plan Statements of Net Assets Available for Plan Benefits as of December 31, 2000 and 1999 and Statements of Changes in Net Assets Available for Plan Benefits for each of the three years in the period ended December 31, 2000 with notes thereto and Report of Independent Public Accountants thereon.

         99.3 Frozen Food Express Industries, Inc. 401(k) Savings Plan Statements of Net Assets Available for Plan Benefits as of December 31, 2000 and 1999 and Statements of Changes in Net Assets Available for Plan Benefits for each of the three years in the period ended December 31, 2000 with notes thereto and Report of Independent Public Accountants thereon.


  (b)   REPORTS ON FORM 8-K:

        No reports on Form 8-K were filed by the company during the last quarter of the period covered by this Report.




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has fully caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

						FROZEN FOOD EXPRESS INDUSTRIES, INC.

July 13, 2001					By:	/s/ Stoney M. Stubbs, Jr.
							-----------------------------------
							Stoney M. Stubbs, Jr., Chairman of
							the Board of Directors and
							President
							(Principal Executive Officer)












Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

July 13, 2001					By:	/s/ Stoney M. Stubbs, Jr.
							-----------------------------------
							Stoney M. Stubbs, Jr., Chairman of
							the Board of Directors and
							President
							(Principal Executive Officer)

July 13, 2001					By:	/s/ Charles G. Robertson *
							-----------------------------------
							Charles G. Robertson, Executive
							Vice President and Director

July 13, 2001					By:	/s/ F. Dixon Mc Elwee*
							----------------------------------
							F. Dixon McElwee, Senior Vice
							President and Chief Financial
							Officer

July 13, 2001					By:	/s/ Edgar O. Weller *
							----------------------------------
                                          Edgar O. Weller, Vice Chairman
							of the Board of Directors

July 13, 2001					By:	/s/ W. Mike Baggett*
							----------------------------------
							W. Mike Baggett, Director

July 13, 2001					By:	/s/ Brian R. Blackmarr *
							----------------------------------
							Brian R. Blackmarr, Director

July 13, 2001					By:	/s/ Leroy Hallman *
							----------------------------------
							Leroy Hallman, Director

July 13, 2001					By:	/s/ T. Michael O'Connor *
							----------------------------------
							T. Michael O'Connor, Director



* By: /s/ Stoney M. Stubbs, Jr.
      --------------------------
      Stoney M. Stubbs, Jr.
      Attorney-in-Fact

                         EXHIBIT INDEX
                         =============

                                                              Sequentially
  Exhibit                Description                          Numbered Page
  -------                -----------                          -------------

    23.1        Consent of Independent Public Accountants            8

    99.1        FFE Transportation Services, Inc. Employee
                Stock Ownership Plan Statements of Net Assets
                Available for Plan Benefits as of December 31,
                2000 and 1999 and Statements of Changes in Net
                Assets Available for Plan Benefits for each of
                the three years in the period ended December
                31, 2000 with notes thereto and Report of
                Independent Public Accountants thereon.              9

    99.2        Conwell Corporation Employee Stock Ownership
                Plan Statements of Net Assets Available for
                Plan Benefits as of December 31, 2000 and 1999
                and Statements of Changes in Net Assets
                Available for Plan Benefits for each of the
                three years in the period ended December 31,
                2000 with notes thereto and Report of
                Independent Public Accountants thereon.             20

    99.3        Frozen Food Express Industries, Inc. 401(k)
                Savings Plan Statements of Net Assets Available
                for Plan Benefits as of December 31, 2000 and
                1999 and Statements of Changes in Net Assets
                Available for Plan Benefits for each of the
                three years in the period ended December 31,
                2000 with notes thereto and Report of
                Independent Public Accountants thereon.             31