Form 10-Q
period 2001-06-30
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2001-08-14
CIK 39273

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC 20549

                             FORM 10-Q
[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 for the period ended
                           June 30, 2001
       --------------------------------------------------------------

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

                         [X] Yes        [ ] No


     As of August 6, 2001, 16,515,000 shares of the Registrant's Common Stock, $1.50 par value, were outstanding.

                                   INDEX


                     PART I - FINANCIAL INFORMATION



                                                           Page No.
                                                           --------
Item l.   Financial Statements

          Consolidated Condensed Balance Sheets -
          June 30, 2001 and December 31, 2000                  2

          Consolidated Statements of Income -
          Three and six months ended
          June 30, 2001 and 2000                               3

          Consolidated Condensed Statements
          of Cash Flows - Six months ended
          June 30, 2001 and 2000                               4

          Notes to Consolidated Condensed
          Financial Statements                                 5


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations        7


                     PART II - OTHER INFORMATION

Item 4.  Submission of Matters to Vote of Security Holders    11

           FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                    Consolidated Condensed Balance Sheets
                            (In thousands)
                              (Unaudited)


                                             June 30,        Dec. 31,
                                               2001            2000
Assets                                        ------          ------

Current assets
     Cash                                   $    699         $  1,222
     Accounts receivable, net                 48,073           47,652
     Inventories                              16,942           17,208
     Tires                                     4,144            4,424
     Other current assets                      6,676            7,546
                                             -------          -------
          Total current assets                76,534           78,052

Property and equipment, net                   59,502           61,899
Other assets                                  14,999           14,778
                                             -------          -------
                                            $151,035         $154,729
                                             =======          =======
Liabilities and Shareholders' Equity
Current liabilities
     Trade accounts payable                 $ 24,709         $ 22,209
     Accrued claims liabilities                6,930            8,101
     Accrued payroll                           5,679            5,834
     Other                                     2,817            4,892
                                             -------          -------
          Total current liabilities           40,135           41,036

Long-term debt                                14,000           14,000
Other and deferred credits, net               15,585           17,676
                                             -------          -------
     Total liabilities & deferred credits     69,720           72,712
                                             -------          -------
Shareholders' equity
     Common stock                             25,921           25,921
     Paid-in capital                           4,087            4,655
     Retained earnings                        57,311           58,187
                                             -------          -------
                                              87,319           88,763
     Less - Treasury stock                     6,004            6,746
                                             -------          -------
          Total shareholders' equity          81,315           82,017
                                             -------          -------
                                            $151,035         $154,729
                                             =======          =======

                    See accompanying notes.

          FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                    Consolidated Statements of Income
                 (In thousands, except per-share amounts)
                               (Unaudited)

                                For the Three Months      For the Six Months
                                   Ended June 30,           Ended June 30,
                                 ------------------       -----------------
                                  2001        2000          2001       2000
                                  ----        ----          ----       ----
Revenue
   Freight revenue             $ 84,623    $ 81,033      $162,932   $157,924
   Non-freight revenue           14,650      18,966        25,829     34,491
                                -------     -------       -------    -------
                                 99,273      99,999       188,761    192,415
                                -------     -------       -------    -------
Costs and expenses
   Freight operating expenses
     Salaries, wages &
       related expenses          22,032      21,586        43,947     42,405
     Purchased transportation    19,247      20,011        37,073     38,070
     Supplies and expenses       26,769      22,923        50,677     44,755
     Revenue equipment rent       6,684       6,328        12,806     12,581
     Depreciation                 2,822       2,888         5,566      5,895
     Communications & utilities   1,079       1,183         2,042      2,355
     Claims and insurance         4,700       3,841         7,738      7,220
     Operating taxes & licenses     791       1,358         1,808      2,766
     Miscellaneous expense, net     304        (135)        1,235        804
                                -------     -------       -------    -------
                                 84,428      79,983       162,892    156,851
	Non-freight costs &
       operating expenses        13,989      18,112        25,844     33,402
                                -------     -------       -------    -------
                                 98,417      98,095       188,736    190,253
                                -------     -------       -------    -------
Income from operations              856       1,904            25      2,162
Interest and other
   expense, net                     661         745         1,375      1,869
                                -------     -------       -------    -------
Income (loss) before income tax     195       1,159        (1,350)       293
Provision for (benefit from)
   income tax                        67         406          (474)       103
                                -------     -------       -------    -------
Net income (loss)              $    128    $    753      $   (876)  $    190
                                =======     =======       =======    =======
Net income(loss) per share
   of common stock
       Basic                   $    .01    $    .05      $   (.05)  $    .01
                                =======     =======       =======    =======
       Diluted                 $    .01    $    .05      $   (.05)  $    .01
                                =======     =======       =======    =======
Weighted average shares
   outstanding
       Basic                     16,360      16,321        16,351     16,320
                                =======     =======       =======    =======
       Diluted                   16,375      16,372        16,351     16,354
                                =======     =======       =======    =======

                                  See accompanying notes.

            FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
               Consolidated Condensed Statements of Cash Flows
                               (In thousands)
                                 (Unaudited)


                                                    For the Six
                                               Months Ended June 30,
                                               ---------------------
                                                 2001          2000
                                                 ----          ----
Net cash provided by operating activities      $ 3,336       $ 7,450
                                                ------        ------
Cash flows from investing activities
  Expenditures for property & equipment         (4,791)       (3,908)
  Proceeds from sale of property & equipment     1,835         4,640
  Other                                         (1,084)       (3,175)
                                                ------        ------
Net cash used in investing activities           (4,040)       (2,443)
                                                ------        ------
Cash flows from financing activities
  Borrowings under revolving credit agreement    8,000        17,000
  Payments against revolving credit agreement   (8,000)      (19,500)
  Net treasury stock activity                      181           (43)
                                                ------        ------
Net cash provided by (used in) financing
  activities                                       181        (2,543)
                                                ------        ------
Net (decrease) increase in cash and cash
  equivalents                                     (523)        2,464
Cash and cash equivalents at January 1           1,222         1,613
                                                ------        ------
Cash and cash equivalents at June 30           $   699       $ 4,077
                                                ======        ======


                         See accompanying notes.

          FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
           Notes to Consolidated Condensed Financial Statements
                        June 30, 2001 and 2000
                             (Unaudited)


1.	BASIS OF PRESENTATION
     ---------------------
These consolidated financial statements include Frozen Food Express Industries, Inc. (FFEX) and its subsidiary companies, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and have not been audited by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly our financial position and results of operations have been made. Pursuant to SEC rules and regulations, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. We believe that the disclosures contained herein, when read in conjunction with the financial statements and notes included, or incorporated by reference, in our Form 10-K filed with the SEC on March 27, 2001, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes (included, or incorporated by reference), in our report on Form 10-K.

2.	SHAREHOLDERS' EQUITY
     --------------------
As of June 30, 2001 and December 31, 2000, respectively, there were 16,506,000 and 16,395,000 shares of our common stock outstanding.

3.	COMMITMENTS AND CONTINGENCIES
     -----------------------------
We have accrued for costs related to liability, cargo and work-related injury claims, some of which involve litigation. The aggregate amount of these claims is significant. In the opinion of management, these actions can be successfully defended or resolved, and any additional costs incurred over amounts accrued will not have a material adverse effect on our financial position, cash flows or results of operations.

4.	EARNINGS PER SHARE
     ------------------
Common stock equivalents included in diluted weighted average shares, all of which result from dilutive stock options were as follows (in thousands):

                                                          2001       2000
                                                          ----       ----
For the three months ended June 30                       15,000     51,000
For the six months ended June 30                            -       34,000

5.	OPERATING SEGMENTS
     ------------------
Our operations consist of two reportable segments. The freight segment is engaged primarily in the motor carrier freight transportation business. The smaller segment is primarily engaged in non-freight business relating to the sale and service of refrigeration equipment and of trailers used in freight transportation.

Following is information for each reportable segment for the six-month periods ended June 30, 2001 and 2000 (in millions):

                                                      June 30,
                                                     ----------
                                                    2001     2000
                                                    ----     ----
Freight Operations
     Total Revenue                                $162.9   $157.9
     Operating Income                                -        1.1
     Total Assets                                  145.0    158.8

Non-Freight Operations
     Total Revenue                                $ 27.2   $ 35.3
     Operating Income                                -        1.1
     Total Assets                                   31.6     38.4

Intercompany Eliminations
     Revenue                                      $ (1.3)  $ (0.8)
     Operating Income                                -        -
     Assets                                        (25.6)   (29.0)

Consolidated
     Revenue                                      $188.8   $192.4
     Operating Income                                -        2.2
     Assets                                        151.0    168.2

Intercompany elimination of revenue relates to transfers at cost of inventory such as trailers and refrigeration units from the non-freight segment for use by the freight segment.

6.   NEW ACCOUNTING STANDARDS
     ------------------------
In July 2001 the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets" (FAS 142). FAS 142 will be effective for fiscal years beginning after December 15, 2001. Under this pronouncement, goodwill and intangible assets with indefinite lives will no longer be amortized but reviewed at least annually for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. In addition, the useful lives of recognized intangible assets acquired in transactions completed before July 1, 2001 will be reassessed and the remaining amortization periods adjusted accordingly.

We have evaluated the impact of adopting FAS 142 on our consolidated financial statements and, because the amount of goodwill and other intangible assets in our financial statements is minimal, we do not expect to see a significant impact from the adoption of FAS 142.

7.	PRIOR PERIOD AMOUNTS
     --------------------
Certain amounts reported for prior periods have been reclassified in order to conform with the current period presentation

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------
The following table sets forth, as a percentage of freight revenue, certain major operating expenses for the three-month and six-month periods ended June 30, 2001 and 2000.

                                            Three Months        Six Months
                                           Ended June 30,      Ended June 30,
                                           -------------       -------------
                                          2001      2000       2001     2000
                                          ----      ----       ----     ----
Salaries, wages and related expense       26.0%     26.6%      27.0%    26.9%
Purchased transportation                  22.7      24.7       22.8     24.1
Supplies and expenses                     31.6      28.3       31.1     28.3
Revenue equipment rent                     7.9       7.8        7.9      8.0
Depreciation                               3.3       3.6        3.4      3.7
Claims and insurance                       5.6       4.7        4.7      4.6
Other                                      2.7       3.0        3.1      3.7
                                          ----      ----      -----     ----
Total freight operating expenses          99.8%     98.7%     100.0%    99.3%
                                          ====      ====      =====     ====


Second Quarter of 2001 vs. 2000
-------------------------------
During the second quarter of 2001, our freight revenue increased by 4.4% to $84.6 million. Non-freight revenue aggregated 14.8% and 19.0% of total revenue during the second quarter of 2001 and 2000, respectively.

Approximately 15% of the $5.9 million increase in our full-truckload revenue resulted from increased fuel adjustment revenue during the second quarter of 2001. Also contributing to higher full-truckload revenue were increases in our average length of haul and in the number of shipments transported.

Revenue from our less-than-truckload (LTL) activities declined by $2.3 million between the second quarters of 2000 and 2001. Slackening demand for the refrigerated LTL service we offer, reflected by a 12% drop in the number of shipments we hauled, was the primary contributor to this variance.

The number of tractors in our fleet of company-operated, full-truckload equipment increased from approximately 1,190 at the beginning of 2001 to about 1,250 by the end of the second quarter. The number of full-truckload tractors provided to us by owner-operators increased by about 40 to about
575. As of June 30, 2000, there were approximately 1,150 and 535 tractors, respectively, in our company-operated and independent contractor-provided full-truckload fleets. The increased number of company-operated full-truckload tractors resulted from an increase in our level of dedicated fleet operations. The increase was also a result of a temporary imbalance between the scheduled retirement and replacement of trucks. The increased number of owner-operator-provided tractors resulted primarily from our continuing efforts to increase the size of the owner-operator full-truckload fleet.

Full-truckload activities, which contributed about 73% and 69% of freight revenue during the second quarter of 2001 and 2000, respectively, are conducted primarily with company-operated equipment, while LTL activities are conducted primarily with equipment provided by owner-operators. Changes in the mix of LTL versus full-truckload revenue as well as fluctuations in the amount of total freight handled on company-operated versus owner-operator provided equipment, impact the percent of freight revenue absorbed by the various categories of operating expenses between the two quarters.

During the second quarter of 2001, the percent of freight revenue absorbed by salaries, wages and related expense was 26.0%, as compared to 26.6% during the year-ago quarter. Total salaries and wages rose by 2.1%, but payroll expenses related to drivers, which represent more than half of our payroll, increased by 18% between the quarters. The increased driver payroll costs resulted primarily from a general driver pay increase we introduced during the middle of the second quarter of last year. Substantially offsetting the increase in driver pay were reductions in non-driver staffing and improvements regarding work-related injuries.

Supplies and expenses rose by $3.8 million between the second quarters of 2000 and 2001. About 45% of this increase was related to fuel consumed by our company-operated fleet. Per-gallon costs we paid for fuel increased by 4.3% during the second quarter of 2001 as compared to 2000. Sudden and dramatic fuel price volatility impacts our profitability. We have in place a number of strategies designed to address such volatility. Owner-operators are responsible for all costs associated with their equipment, including fuel. Therefore, the cost of such fuel is not a direct expense of ours. With regard to fuel expenses for company-operated equipment, we attempt to mitigate the impact of fluctuating fuel costs by purchasing more fuel-efficient tractors and aggressively managing fuel purchasing.

Last year, energy prices began to rise at an alarming rate. Pursuant to the contracts and tariffs by which our freight rates are determined, those rates automatically fluctuate as diesel fuel prices rise and fall. Also last year, we began to ask shippers to accept increases in basic freight rates to compensate us for the increased employee-driver payroll costs. Many shippers were not willing to accept those increases. The shippers felt rates had already increased as much as they were willing to pay because of the impact of energy prices. Therefore, for most of 2000 and 2001, we have been forced to incur the increased employee-driver payroll costs with little of the expected offsetting revenue. Future recovery of such labor and fuel cost increases will depend largely on competitive freight market conditions.

Purchased transportation, as a percent of freight revenue, fell from 24.7% during the second quarter of 2000 to 22.7% during the comparable 2001 period. Purchased transportation expense includes payments to other service providers such as railroad companies for intermodal services and to other motor carriers for linehaul service involving remote locations where we infrequently provide direct service. Payments to these other service providers have declined significantly during 2001 as compared to 2000. The portion of freight revenue we paid to independent contractors for purchased transportation, as a percent of revenue, has not changed appreciably since last year.

The total of depreciation and revenue equipment rent expense fell from 11.4% of freight revenue for the second quarter of 2000 to 11.2% for the comparable 2001 quarter. This change resulted primarily from the increased use of independent contractors in our refrigerated full-truckload operations.

Claims and insurance expense rose from 4.7% of freight revenue during the second quarter of 2000, to 5.6% for 2001. The increase resulted from a variety of factors, including but not limited to changes in the frequency of physical damage losses.

Our income from operations was $856,000 during the second quarter of 2001 as compared to $1.9 million in the second quarter of 2000.

Interest and other expense, net fell from $745,000 to $661,000 between the two quarters. Decreased interest costs associated with lower levels of borrowed funds was the principal factor affecting this decrease.

We earned a pre-tax income of $195,000 during the second quarter of 2001 as compared to $1,159,000 during the comparable 2000 period.

The provision for income tax was approximately 35% of pre-tax income for both the second quarters of 2001 and 2000.


First Six Months of 2001 vs. 2000
---------------------------------
For the first six months of 2001, revenue from our full-truckload operations rose by $9.9 million, or 9.1%, while revenue from our LTL operations declined by $4.9 million, or 10.1%. Excluding the impact of fuel adjustment charges, freight revenue increased by $2.8 million, or 1.8%.

During the first six months of 2001, as compared to 2000, revenue from our non-freight segment fell by $8.7 million, or 25.1%. During the first six months of 2000, our non-freight segment earned an operating profit of $1.1 million, as compared to an operating loss of $15,000 during the comparable 2001 period. Our non-freight segment primarily sells and services trailers and mobile refrigeration equipment. As demand for trucking services has slackened during 2001, so too has the demand for equipment used by providers of such service. This reduction in the demand for the services and products offered by our non-freight segment was a primary contributor to our total revenue and consolidated operating profit during the first six months of 2001.

With regard to our freight business, our full-truckload operations have continued to expand during 2001, while our LTL operation has continued to contract. Increased competition from logistics outsourcing and freight consolidators has negatively impacted our penetration of the market for refrigerated LTL services. Slow or negative growth in the demand for such services, together with the increased presence of competitors capable of arranging such services have resulted in a 12.6% decrease in the number of LTL shipments we transported this year, as compared to 2000. While LTL operations offer the opportunity to earn higher revenue on a per-mile and per-hundredweight basis than do full-truckload operations, the level of investment and fixed costs associated with LTL activities significantly exceed those of full-truckload activities. Accordingly, as LTL revenue fluctuates, many costs remain fixed, leveraging the impact from such revenue fluctuations on operating income. During 2001, as LTL activity and revenue have declined, many LTL-related costs have remained static. In order to address this challenge, we are exploring and are implementing a number of strategies designed to reduce the level of fixed costs associated with our LTL operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Our primary needs for capital resources are to finance working capital, capital expenditures and, from time to time, acquisitions. Working capital investment typically increases during periods of sales expansion when higher levels of receivables and, with regard to non-freight operations, inventory are present. We had long-term debt of $14 million as of June 30, 2001. The unused portion of the company's $50 million revolving credit facility was approximately $32 million.

During the six months ended June 30, 2001, net cash provided by operating activities was $3.3 million as compared to $7.5 million in 2000. This decrease was due primarily to the reduction in our net income as compared to 2000 and the settlement during 2001 of certain accrued liabilities that were recorded as expenses during prior years.

We believe that our current cash position, funds from operations, and the availability of funds under our credit agreement will be sufficient to meet anticipated liquidity requirements for the next twelve months. At June 30, 2001, working capital was $36.4 million as compared to $42.2 million at June 30, 2000, and $37.0 million at December 31, 2000.


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

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------
As of June 30, 2001, debt stood at $14 million, which approximated fair market value. We sponsor a Rabbi Trust for benefit of participants in a supplemental executive retirement plan. As of June 30, 2001, the trust had about 100,000 shares of our stock. To the extent that trust assets are invested in our stock, our future pre-tax income will reflect changes in the market value of our stock. Other than the impact of our stock owned by the Rabbi Trust, as of June 30, 2001, we held no material market risk sensitive instruments (for trading as well as non-trading purposes) which would involve significant foreign currency exchange rate risk, commodity price risk or other relevant market risks, such as equity price risk.
Accordingly, the potential loss to us in future earnings, fair values or cash flows of market risk sensitive investments resulting from changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates or prices, other than discussed above, is not significant.

                       PART II - OTHER INFORMATION

Items 1, 2, 3, 5 and 6 of Part II are omitted due to a lack of updated information to disclose pursuant to said items.

Item 4.	Submission of Matters to Vote of Security Holders

          Our annual meeting of shareholders was held on April 26, 2001. At the meeting, the following persons were elected as directors:

          Elected Class I Directors to serve until April 2002:

              Edgar O. Weller and Leroy Hallman

          Elected Class II Directors to serve until April 2003:

              F. Dixon McElwee, Jr., Brian Blackmarr and W. Mike Baggett

          Elected Class III Directors to serve until April 2004:

              Stoney M. Stubbs, Jr., Charles G. Robertson and
              T. Michael O'Connor

          These persons comprise all directors of the company.



SIGNATURES
----------
Pursuant to the requirements of the Securities and Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                             Frozen Food Express Industries, Inc.
                             ------------------------------------
                             (Registrant)


August 13, 2001              By:  /s/Stoney M. Stubbs, Jr.
                             ------------------------------------
                             Stoney M. Stubbs, Jr.
                             Chairman of the Board


August 13, 2001              By:  /s/F. Dixon McElwee, Jr.
                             ------------------------------------
                             F. Dixon McElwee, Jr.
                             Senior Vice President
                             Principal Financial and
                             Accounting Officer