Form 10-Q
period 2001-09-30
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2001-11-13
CIK 39273

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                              FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the period ended
                          September 30, 2001
     -------------------------------------------------------------------

                                  or

[ ]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the transition period
                       from _____ to _______

                      Commission File Number 1-10006

                    Frozen Food Express Industries, Inc.
     -------------------------------------------------------------------
          (Exact name of registrant as specified on its charter)


                Texas                            75-1301831
     -------------------------------------------------------------------
     (State or other jurisdiction of    (IRS Employer Identification No.)
      incorporation or organization)



     1145 Empire Central Place       Dallas, Texas     75247-4309
     ---------------------------------------------------------------------
     (Address of principal executive offices)           (Zip Code)

                             (2l4) 630-8090
     ---------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                    None
     ---------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                  [X] Yes                       [ ] No

    As of November 1, 2001, 16,535,000 shares of the Registrant's Common Stock, $1.50 par value, were outstanding.













                                   INDEX

                      PART I - FINANCIAL INFORMATION


                                                                Page No.
Item l.  Financial Statements                                   --------

         Consolidated Condensed Balance Sheets -
         September 30, 2001 and December 31, 2000                  2

         Consolidated Statements of Income -
         Three and Nine months ended September 30, 2001
         and 2000                                                  3

         Consolidated Condensed Statements of Cash Flows -
         Nine months ended September 30, 2001 and 2000             4

         Notes to Financial Statements                             5


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations             7



Item 3.  Fair Value of Financial Instruments                      11


                      PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                         12

         FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Balance Sheets
                          (In thousands)
                           (Unaudited)
                                                   Sept. 30,        Dec. 31,
                                                     2001            2000
Assets                                               ----            ----
Current assets
     Cash                                          $    970        $  1,222
     Accounts receivable, net                        50,955          47,652
     Inventories                                     16,080          17,208
     Tires                                            4,505           4,424
     Other current assets                             7,084           7,546
                                                    -------         -------
          Total current assets                       79,594          78,052

     Property and equipment, net                     58,959          61,899
     Other assets                                    13,740          14,778
                                                    -------         -------
                                                   $152,293        $154,729
                                                    =======         =======
Liabilities and Shareholders' Equity
Current liabilities
     Accounts payable                              $ 24,333        $ 22,209
     Accrued claims                                   7,103           8,101
     Accrued payroll                                  5,934           5,834
     Current maturities of long-term debt               938             -
     Other                                            2,527           4,892
                                                    -------         -------
          Total current liabilities                  40,835          41,036

Long-term debt                                       14,062          14,000
Other and deferred credits, net                      15,755          17,676
                                                    -------         -------
     Total liabilities and deferred credits          70,652          72,712
                                                    -------         -------
Shareholders' equity
     Common stock                                    25,921          25,921
     Paid-in capital                                  4,046           4,655
     Retained earnings                               57,468          58,187
                                                    -------         -------
                                                     87,435          88,763
     Less - Treasury stock                            5,794           6,746
                                                    -------         -------
          Total shareholders' equity                 81,641          82,017
                                                    -------         -------
                                                   $152,293        $154,729
                                                    =======         =======

                      See accompanying notes.
















              FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                    (In thousands, except per-share amounts)
                                 (Unaudited)


                                 For the Three Months     For the Nine Months
                                    Ended Sept. 30,          Ended Sept. 30,
                                    ---------------          ---------------
                                  2001         2000         2001        2000
                                  ----         ----         ----        ----
Revenue
 Freight revenue                $ 83,903     $ 82,189     $246,835    $240,113
 Non-freight revenue              14,226       19,213       40,055      53,704
                                 -------      -------      -------     -------
                                  98,129      101,402      286,890     293,817
Costs and expenses               -------      -------      -------     -------
 Freight operating expenses
  Salaries, wages and
    related expenses              22,158       22,884       66,105      65,785
  Purchased transportation        18,890       20,012       55,963      58,082
  Supplies and expenses           25,213       25,126       75,890      69,385
  Revenue equipment rent           7,107        6,321       19,913      18,902
  Depreciation                     2,994        2,848        8,560       8,743
  Communications and utilities       984          977        3,026       3,332
  Claims and insurance             4,932        5,037       12,670      12,257
  Operating taxes and licenses       995          444        2,803       3,210
  Miscellaneous expense, net         258          670        1,493       1,474
                                 -------      -------      -------     -------
                                  83,531       84,319      246,423     241,170
Non-freight costs and operating
  expenses                        13,780       18,454       39,624      51,856
                                 -------      -------      -------     -------
                                  97,311      102,773      286,047     293,026
                                 -------      -------      -------     -------
Income/(loss) from operations        818       (1,371)         843         791

Interest and other expense, net      576          890        1,951       2,759
                                 -------      -------      -------     -------
Income/(loss) before income tax      242       (2,261)      (1,108)     (1,968)
Provision for income tax              85         (792)        (389)       (689)
                                 -------      -------      -------     -------
Net income/(loss)               $    157     $ (1,469)    $   (719)   $ (1,279)
                                 =======      =======      =======     =======
Net income/(loss) per share
  of common stock
    Basic                       $   0.01     $  (0.09)    $  (0.04)   $  (0.08)
                                 =======      =======      =======     =======
    Diluted                     $   0.01     $  (0.09)    $  (0.04)   $  (0.08)
                                 =======      =======      =======     =======
Weighted average shares
 outstanding
    Basic                         16,388       16,317       16,364      16,319
                                 =======      =======      =======     =======
    Diluted                       16,405       16,317       16,364      16,319
                                 =======      =======      =======     =======

                         See accompanying notes.










              FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                (In thousands)
                                 (Unaudited)

                                                     For the Nine Months
                                                       Ended Sept. 30,
                                                       ---------------
                                                     2001         2000
                                                     ----         ----
Net cash provided by operating activities           $ 3,305      $ 7,841
                                                     ------       ------
Cash flows from investing activities
   Expenditures for property and equipment           (9,518)      (5,088)
   Proceeds from sale of property and equipment       4,878        6,279
   Other                                               (176)      (1,268)
                                                     ------       ------
Net cash used in investing activities                (4,816)         (77)
                                                     ------       ------
Cash flows from financing activities
   Borrowings under revolving credit agreement       17,000       19,000
   Payments against revolving credit agreement      (16,000)     (25,500)
   Net treasury stock activity                          259          (64)
                                                     ------       ------
Net cash(used in)provided by financing activities     1,259       (6,564)
                                                     ------       ------
Net(decrease)increase in cash and cash equivalents     (252)       1,200
Cash and cash equivalents at January 1                1,222        1,613
                                                     ------       ------
Cash and cash equivalents at September 30           $   970      $ 2,813
                                                     ======       ======

                     See accompanying notes.

      FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                 Notes to Financial Statements
                  September 30, 2001 and 2000
                         (Unaudited)

1.	BASIS OF PRESENTATION
     ---------------------
These consolidated financial statements include Frozen Food Express Industries, Inc. (FFEX) and its subsidiary companies, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and have not been audited by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly our financial position and results of operations have been made. Pursuant to SEC rules and regulations, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. We believe that the disclosures contained herein, when read in conjunction with the financial statements and notes included, or incorporated by reference, in our Form 10-K filed with the SEC on March 27, 2001, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes (included, or incorporated by reference), in our report on Form 10-K.

2.	SHAREHOLDERS' EQUITY
     --------------------
As of September 30, 2001 and December 31, 2000, respectively, there were 16,529,000 and 16,395,000 shares of stock outstanding.

3.	COMMITMENTS AND CONTINGENCIES
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
     ------------------
Common stock equivalents included in diluted weighted average shares, all of which result from dilutive stock options granted by the company, were as follows:
                                                    2001          2000
                                                    ----          ----
For the three months ended September 30            17,000           -
For the nine months ended September 30                -             -

For the nine months ended September 30, 2001, 15,000 common stock equivalent shares were excluded because inclusion would have been anti-dilutive.












5.	OPERATING SEGMENTS
     ------------------
Our operations consist of two reportable segments. The freight segment is engaged primarily in the motor carrier freight transportation business. The smaller segment is primarily engaged in non-freight business relating to the sale and service of refrigeration equipment and of trailers used in freight transportation.

Financial information for each reportable segment for the nine month periods ended September 30, 2001 and 2000 is as follows (in millions):

                                                   2001         2000
Freight Operations                                 ----         ----
   Total Revenue                                  $246.8       $240.1
   Operating Income (loss)                           0.4         (1.0)
   Total Assets                                    145.3        153.2

Non-Freight Operations
   Total Revenue                                  $ 43.6       $ 58.2
   Operating Income                                  0.4          1.8
   Total Assets                                     29.9         36.0

Intercompany Eliminations
   Revenue                                        $ (3.5)      $ (4.5)
   Operating Income                                  -            -
   Assets                                          (22.9)       (28.4)

Consolidated
   Revenue                                        $286.9       $293.8
   Operating Income                                  0.8          0.8
   Assets                                          152.3        160.8

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
     --------------------
Certain amounts reported for prior periods have been reclassified in order to conform with the current period presentation.









                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------
The following table summarizes, as a percentage of freight revenue, certain operating expenses for the three- and nine-month periods ended September 30, 2001 and 2000.

                                Three Months Ended        Nine Months Ended
                                     Sept. 30,                 Sept. 30,
                                     --------                  --------
                                 2001        2000          2001       2000
                                 ----        ----          ----       ----
Salaries, wages and
   related expenses              26.4%       27.8%         26.8%      27.4%
Purchased transportation         22.5        24.3          22.7       24.2
Supplies and expenses            30.1        30.6          30.7       28.9
Revenue equipment rent            8.5         7.7           8.1        7.9
Depreciation                      3.6         3.5           3.5        3.6
Claims and insurance              5.9         6.1           5.1        5.1
Other                             2.6         2.6           2.9        3.3
   Total freight operating       ----       -----          ----      -----
      expenses                   99.6%      102.6%         99.8%     100.4%
                                 ====       =====          ====      =====

Third Quarter of 2001 vs. 2000
------------------------------
During the third quarter of 2001, our freight revenue increased by 2.1% to $83.9 million. Our non-freight segment generated 14.5% and 18.9% of total revenue during the third quarter of 2001 and 2000, respectively.

Full-truckload revenue increased by 7.8% between the two quarters. Factors contributing to the $4.3 million increase in full-truckload revenue were increases in our average length of haul and in the number of shipments we transported.

Our less-than-truckload (LTL) revenue declined by $2.6 million between the third quarters of 2000 and 2001. Slackening demand for the refrigerated LTL service we offer, reflected by a 9.5% drop in the number of shipments we hauled, was the primary contributor to this variance.

The number of tractors in our fleet of company-operated, full-truckload equipment increased from approximately 1,190 at the beginning of 2001 to about 1,280 by the end of the third quarter. The number of full-truckload tractors provided to us by owner-operators increased by about 20 to about 565. As of September 30, 2000, there were approximately 1,170 and 515 tractors, respectively, in our company-operated and independent contractor-provided full-truckload fleets. The increased number of company-operated, full-truckload tractors resulted from an increase in our level of dedicated fleet operations. The increase was also a result of a temporary imbalance between the scheduled retirement and replacement of trucks. The increased number of independent contractor-provided tractors resulted primarily from our continuing efforts to increase the size of the independent contractor full-truckload fleet.

Full-truckload activities, which contributed about 71% and 67% of freight revenue during the third quarter of 2001 and 2000, respectively, are conducted primarily with company-operated equipment, while LTL activities primarily involve equipment provided by owner-operators. Changes in the mix of LTL versus full-truckload revenue as well as fluctuations in the amount of total freight handled on company-operated versus owner-operator provided equipment, impact the percent of freight revenue absorbed by the various categories of operating expenses between the two quarters.

During the third quarter of 2001, the percent of freight revenue absorbed by salaries, wages and related expense was 26.4%, as compared to 27.8% during the year-ago quarter. Total salaries and wages fell by 3.2%, but payroll expenses related to drivers, which represent more than half of our payroll, increased by approximately $3 million between the quarters. The increased driver payroll costs resulted primarily from an increase in the average number of company-operated trucks as compared to the year-ago quarter and the continuing impact of driver pay rate increases introduced during mid 2000. Substantially offsetting the increase in driver pay were reductions in non-driver staffing and improvements regarding work-related injuries. During the fourth quarter of 2001, we implemented some changes to our 401(k) savings plan. The changes are designed to reduce the expenses and cashflows associated with company contributions to the 401(k).

Purchased transportation, as a percent of freight revenue, fell from 24.3% during the third quarter of 2000 to 22.5% during the comparable 2001 period. Purchased transportation expense includes payments to independent contractors and other service providers such as railroad companies for intermodal services and other motor carriers for linehaul service involving remote locations where we infrequently provide direct service. Payments to these other service providers have declined significantly during 2001 as compared to 2000. The portion of freight revenue we paid to independent contractors for purchased transportation has declined by about 1% in this year's third quarter. This resulted from the decreased use of independent contractor equipment.

Supplies and expenses decreased from 30.6% to 30.1% of freight revenue between the third quarters of 2000 and 2001. This decrease was related to fuel consumed by our company-operated fleet. Per-gallon costs we paid for fuel fell by 9.1% during the third quarter of 2001 as compared to 2000, but the average number of tractors in the company-operated fleet increased by 8.4% between the two quarters. Sudden and dramatic fuel price volatility impacts our profitability. We have in place a number of strategies designed to address such volatility. Owner-operators are responsible for all costs associated with their equipment, including fuel. Therefore, the cost of such fuel is not a direct expense of ours. With regard to fuel expenses for company-operated equipment, we attempt to mitigate the impact of fluctuating fuel costs by purchasing more fuel-efficient tractors and aggressively managing fuel purchasing.

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










The total of depreciation and revenue equipment rent expense rose from 11.2% of freight revenue for the third quarter of 2000 to 12.1% for the comparable 2001 quarter. This change resulted primarily from the increased use of company-operated equipment in our refrigerated full-truckload operations. Also, during 2001, the market for transportation equipment has deteriorated. For several years, we have sourced a significant portion of our trailer fleet through long-term operating leases. The trailer leases are typically fair market value (FMV) leases where the lessor realizes any gain or loss on the disposition of the leased asset at the end of the lease term. During 2001, as the market values of used trailers declined, many lessors have suffered losses upon the disposition of the assets. This has caused lessors to either withdraw from the market or become more conservative with their residual value expectations when quoting for leases of new trailers. Both of these lessor strategies have resulted in significant increases in the monthly cost of new leased trailers.

During 2001, several motor carriers have ceased or curtailed their level of operations. This has resulted in a surplus of two-to-three year old trucking assets available in the marketplace, at deeply discounted prices, relative to the price of new equipment. We have been able to benefit from this situation by acquiring some high-quality previously-owned trailers at attractive prices.

With regard to tractors, we are also active in leasing. Our tractor leases have fixed residuals, where the lessor is not at significant risk for the end of the term FMV. Tractor lease residuals are set at an amount that the tractor manufacturer has agreed to pay for the tractor at the end of our 3-year replacement cycle. Such tractor "tradeback" and "buyback" arrangements are commonplace in the trucking industry. During 2001 as the market for used transportation assets softened, our primary tractor manufacturer has been required to buy used equipment at prices well above FMV. Industry publications have reported that some manufacturers might not be able to honor their existing obligations. We have had some communications with our primary manufacturer about this situation and we believe that the issue will be resolved without material financial detriment with regard to tractors that are presently in our fleet.

Claims and insurance expense fell from 6.1% of freight revenue during the third quarter of 2000, to 5.9% for 2001. This resulted from a variety of factors, including but not limited to fewer physical damage losses. In December 2000, we renewed our liability insurance coverage. Previously, we had incurred significant but fairly predictable insurance premiums and a comparatively low deductible for accident claims. During 1999 and 2000, however, insurance companies generally began to increase premiums by as much as 40 to 50 percent. At the same time, our overall accident frequency (measured as incidents per million miles) improved, but accidents involving personal injury became more common. Because of these factors, we selected a liability insurance product that features a higher deductible and a higher premium.

In December 2001, we will again be renewing this insurance. During the first 8 months of 2001, the marketplace for such coverage continued to harden. The September 11 attacks on America have resulted in an unpredictable and costly insurance market. Trucking and other transportation companies have recently reported significant cost increases in their insurance premiums. It is probable that our December 1, 2001 renewal will involve significant increases in premium expenses, policy deductibles or both. We intend to recover as much of these increases as we can by lowering policy limits, increasing the amount of insurance expenses we charge to our independent contractor fleet and/or increasing the rates our customers pay for our services. We will continue to emphasize operational safety in an effort mitigate the impact of these cost increases.

Claims and insurance expenses vary significantly from year to year. The amount of open claims is significant. We believe that these claims will be settled or litigated without a material adverse effect on our financial position or our results of operations.

Our operating income was $818,000 during the third quarter of 2001 as compared to an operating loss of $1.4 million in the third quarter of 2000.

Interest and other expense, net fell from $890,000 to $576,000 between the two quarters. Decreased interest costs associated with lower levels of borrowed funds was the principal factor affecting this decrease.

We earned a pre-tax income of $242,000 during the third quarter of 2001 as compared to a pre-tax loss of $2.3 million during the comparable 2000 period.

The provision for income tax was approximately 35% of pre-tax income for both the third quarters of 2001 and 2000.

First Nine Months of 2001 vs. 2000
----------------------------------
For the first nine months of 2001, revenue from our full-truckload operations rose by $14.2 million, or 8.6%, while revenue from our LTL operations declined by $7.5 million, or 9.9%. Excluding the impact of fuel adjustment charges, freight revenue increased by $4.7 million, or 2%.

During the first nine months of 2001, as compared to 2000, revenue from our non-freight segment fell by $13.6 million, or 25.4%. During the first nine months of 2000, our non-freight segment earned an operating profit of $1.8 million, as compared to $431,000 during the comparable 2001 period. Our non-freight segment primarily sells and services trailers and mobile refrigeration equipment. As demand for trucking services has slackened during 2001, so too has the demand for equipment used by providers of such service. This reduction in the demand for the services and products offered by our non-freight segment was a primary contributor to the decline in our total revenue during the first nine months of 2001.

In our freight business, our full-truckload operations have continued to expand during 2001, while our LTL operation has continued to contract. Increased competition from logistics outsourcing and freight consolidators has negatively impacted our penetration of the market for refrigerated LTL services. Reduced demand for such services, together with the increased presence of competitors capable of arranging such services have resulted in a 11.6% decrease in the number of LTL shipments we transported this year, as compared to 2000. While LTL operations offer the opportunity to earn higher revenue on a per-mile and per-hundredweight basis than do full-truckload operations, the level of investment and fixed costs associated with LTL activities significantly exceed those of full-truckload activities. Accordingly, as LTL revenue fluctuates, many costs remain fixed, leveraging the impact from such revenue fluctuations on operating income. During 2001, as LTL activity and revenue have declined, many LTL-related costs have remained static. In order to address this challenge, we are exploring and are implementing a number of strategies designed to reduce the level of fixed costs in our LTL operations.

The attacks on the World Trade Center and Pentagon in September and the following use of biological agents to disrupt America's political, legal and economic systems has not yet had a measurable impact on our operations.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Our primary needs for capital resources are to finance working capital, capital expenditures and, from time to time, acquisitions. Working capital investment typically increases during periods of sales expansion when higher levels of receivables, with regard to non-freight operations inventory are present. We had long-term debt of $15 million as of September 30, 2001. The unused portion of the company's $50,000,000 revolving credit facility was approximately $30.8 million.

During the nine months ended September 30, 2001, net cash provided by operating activities was $3.3 million as compared to $7.8 million in 2000. This decrease was due primarily increased levels of accounts receivable as well as the settlement during 2001 of certain accrued liabilities that were recorded as expenses during prior years.

We believe that our current cash position, funds from operations, and the availability of funds under our credit agreements will be sufficient to meet anticipated liquidity requirements for the next twelve months. At September 30, 2001, working capital was $38.8 million as compared to $39.9 million at September 30, 2000 and $37 million at December 31, 2000. Our revolving credit facility expires on June 1, 2002. We are considering alternatives to provide liquidity beyond that date. The existing facility allows us to convert the amount we owe at expiration into a 4-year term loan with principal payments due in equal monthly installments (in arrears). Accordingly, as of September 30, 2001, 3/48 of the loan balance has been classified as a current liability.

OUTLOOK
-------
Certain statements contained herein which are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 ("PSLRA"). Certain statements contained herein including statements regarding the anticipated development and expansion of the company's business or the industry in which the company operates, the intent, belief or current expectations of the company, its directors or its officers, primarily with respect to the future operating performance of the company and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements (as such term is defined in PSLRA). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied from such forward-looking statements. These risks and uncertainties include demand for the company's services and products, and the company's abilities to meet that demand, which may be affected by, among other things, competition, weather conditions and the general economy, the availability and cost of labor, the company's ability to negotiate favorably with lenders and lessors, the effects of terrorism and war, the availability and cost of equipment, fuel and supplies, the market for previously-owned equipment, the impact of changes in the tax and regulatory environment in which the company operates, operational risks and insurance, risks associated with the technologies and systems used by the company and the other risks and uncertainties described in the company's filings with the Securities and Exchange Commission.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------
As of September 30, 2001, debt stood at $15 million, which approximated fair market value. We sponsor a Rabbi Trust for benefit of participants in a supplemental executive retirement plan. As of September 30, 2001, the trust had about 120,000 shares of our stock. To the extent that trust assets are invested in our stock, our future pre-tax income will reflect changes in the market value of our stock. Other than the impact of our stock owned by the Rabbi Trust, as of September 30, 2001, we held no material market risk sensitive instruments (for trading as well as non-trading purposes) which would involve significant foreign currency exchange rate risk, commodity price risk or other relevant market risks, such as equity price risk. Accordingly, the potential loss to us in future earnings, fair values or cash flows of market risk sensitive investments resulting from changes in interest rates, foreign currency exchange rates, commodity prices and other relevant market rates or prices, other than discussed above, is not significant.







                      PART II - OTHER INFORMATION


Item 6.	Exhibits and Reports on Form 8-K

          (a)  Exhibits

               10.1 First through Fourth Amendments to Frozen Food Express Industries, Inc. 401(k) Savings Plan.


          (b) No reports on Form 8-K were filed during the quarter ended September 30, 2001.










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

                                       FROZEN FOOD EXPRESS INDUSTRIES, INC.
                                       ------------------------------------
                                                  (Registrant)



November 12,2001                  By:  /s/Stoney M. Stubbs, Jr.
                                       ------------------------------------
                                       Stoney M. Stubbs, Jr.
                                       Chairman of the Board


November 12, 2001                 By:  /s/F. Dixon McElwee, Jr.
                                       ------------------------------------
                                       F. Dixon McElwee, Jr.
                                       Senior Vice President
                                       Principal Financial and
                                       Accounting Officer