Form 10-K
period 2001-12-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2002-04-09
CIK 39273

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(MARK ONE)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
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

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                       [ ]

         As of March 22, 2002 16,624,936 shares of the registrant's common stock, $l.50 par value, were outstanding. The aggregate market value of voting and non-voting common equity held by non-affiliates on such date was $35,920,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

The sections "Outstanding Capital Stock; Principal Shareholders",
"Nominees for Directors", "Executive Compensation", and "Transactions with Management" of the Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2002, are incorporated by reference into Part III of this Form 10-K.
	Portions of the Annual Report to Shareholders for the year ended December 31, 2001, are incorporated by reference into Parts I and II of this Form 10-K.

                                     PART I

ITEM 1.  BUSINESS.
Frozen Food Express Industries, Inc. is the largest full-service, publicly-owned, temperature-controlled trucking company in North America. References herein, unless the context requires otherwise, include Frozen
Food Express Industries, Inc., and our subsidiaries, all of which are wholly owned. In our 55 years of operation, 2001, 2000 and 1999 are the only years we were not profitable. We are also the only nationwide, full-service, temperature-controlled trucking company in the United States offering all of the following services:
         - FULL-TRUCKLOAD: A load, typically weighing between 20,000 and 40,000 pounds and usually from a single shipper, filling the trailer. Normally, a full-truckload shipment has a single destination, although we are also able to provide multiple deliveries. Management believes we are one of the five largest temperature-controlled, full-truckload carriers in North America.
         - DEDICATED FLEETS: In providing certain full-truckload services, we enter into a contract with a customer to provide service involving the assignment of specific trucks and drivers to handle certain of the customer's transportation needs. Frequently we and customer anticipate that dedicated fleet logistics services will both lower the customer's transportation costs and improve the quality of service the customer receives.
         - LESS-THAN-TRUCKLOAD ("LTL"): A load, typically consisting of 18 to 30 shipments, each weighing as little as 50 pounds or as much as 20,000 pounds, from multiple shippers destined to multiple receivers. Our temperature-controlled LTL operation is the largest in the United States and the only one offering regularly scheduled nationwide service. We are the only major LTL carrier which uses multi-compartment refrigerated trailers to carry goods requiring different temperatures on one trailer, enhancing customer service and operating efficiencies.
         - DISTRIBUTION: Distribution services generally involve the delivery of cargo within a 50-to-75-mile radius of a company terminal. Full-truckload or large LTL loads are divided into smaller shipments at a terminal and delivered by distribution trucks to "end users," such as grocery stores, food brokers or drug stores, typically within a single metropolitan area.
       Following is a summary of certain financial and statistical data for the years ended December 31, 1997 through 2001 (LTL data also includes distribution shipments):
                                2001      2000      1999      1998      1997
                                ----      ----      ----      ----      ----
Revenue*
   Full-truckload and
     dedicated fleet           $236.4    $221.6    $211.5    $206.1    $190.6
   Less-than-truckload           90.9     101.9      99.4     100.0      95.5
   Non-freight                   51.1      68.9      61.2      43.8      30.5
                                -----     -----     -----     -----     -----
     Total                     $378.4    $392.4    $372.1    $349.9    $316.6
                                =====     =====     =====     =====     =====
   Operating ratio               99.6%     99.6%    104.1%     95.2%     95.2%

Full-truckload
   Loaded miles*                166.3     159.9     157.2     155.0     143.9
   Shipments**                  178.5     173.9     165.0     166.0     156.9
   Revenue per shipment**      $  1.3    $  1.3    $  1.3    $  1.2    $  1.2
   Loaded miles per load          932       919       953       934       917
Less-than-truckload
   Hundredweight*                 7.4       8.3       8.1       8.5       8.5
   Revenue per hundredweight   $12.31    $12.29    $12.30    $11.76    $11.19
   Shipments**                  253.0     284.4     277.9     293.1     293.1
   Revenue per shipment        $  359    $  358    $  358    $  341    $  326

*  In millions
** In thousands

     The percent of total freight revenue contributed by full-truckload operations and by LTL operations during the past five years is summarized below:
                                        Percent of Total Freight Revenue
                                        ---------------------------------
                                        2001    2000    1999    1998    1997
                                        ----    ----    ----    ----    ----
Full-truckload and dedicated fleet       72%     68%     68%     67%     67%
LTL and distribution                     28      32      32      33      33
                                        ---     ---     ---     ---     ---
Total                                   100%    100%    100%    100%    100%
                                        ===     ===     ===     ===     ===

     We offer nationwide "one call does all" services to about 7,000 customers, each of which accounted for less than 10% of total revenue during each of the past five years.
     Freight revenue from international activities was less than 10% of total freight revenue during each of the past five years.

TEMPERATURE-SENSITIVE MARKET
----------------------------
     More than 80% of the cargo we transport is temperature-sensitive. Examples are meat, poultry, seafood, processed foods, candy and other confectioneries, dairy products, pharmaceuticals, medical supplies, fruits and vegetables, cosmetics, film and heat-sensitive manufacturing materials.
     The common and contract hauling of temperature-sensitive cargo is highly fragmented and comprised primarily of carriers generating less than $50 million in annual revenue. Industry publications report that only 10 temperature-controlled carriers generated $100 million or more of revenue in 2000, the most recent year for which data is available. In addition, many major food companies, food distribution firms and grocery chains transport a portion of their freight with their own fleets ("private carriage").
     Large shippers have traditionally sought to lower their cost structures by reducing their private carriage capabilities and turning to common and contract carriers ("core carriers") for their transportation needs. As core carriers continue to improve their service capabilities through such means as satellite communications systems and electronic data interchange, some shippers have abandoned their private carriage fleets in favor of common or contract carriage. We believe that the temperature-controlled private carriage segment accounts for more than 40% of the total temperature-controlled portion of the motor carrier industry.
	During 2000 and continuing into 2001, a number of refrigerated motor carriers reduced the scale of or ceased their operations. Others have entered reorganization proceedings. We believe that our substantial capital strength will enable us to gain market penetration as the industry continues to consolidate.

GROWTH STRATEGY
---------------
     We have pursued a growth strategy that combines both internal growth and selected acquisitions.
   	From the beginning of 1997 through 2001, our company-operated, full-truckload tractor fleet increased from about 1,110 units to 1,300 units.
During the same period, we have emphasized expansion of its fleet of independent contractor ("owner-operator") provided full-truckload tractors.
As of December 31, 2001, our full-truckload fleet also included 510 tractors provided by owner-operators as compared to 440 at the beginning of 1997.
    	The management of a number of factors is critical to a trucking company's growth and profitability, including:
         - EMPLOYEE-DRIVERS: Driver shortages and high turnover can reduce revenue and increase operating expenses through reduced operating efficiency and higher recruiting costs. Until 2000, operations were not significantly affected by driver shortages. During 2000, due to historically low unemployment, competition for skilled labor intensified. As a result, we were unable in 2000 to attract and retain a sufficient number of qualified drivers. We maintain an active driver-recruiting program. During the summer of 2000, employee-driver mileage-based pay rates were significantly increased in an effort to better attract and retain quality employee-
drivers. As the labor market began to soften in 2001, however, the availability of drivers increased, alleviating the driver shortage of 2000.
         - OWNER-OPERATORS: We actively seek to expand our fleet with equipment provided by owner-operators. The owner-operator provides the tractor and driver to pull our loaded trailer. The owner-operator pays the drivers'
wages, fuel, equipment-related expenses and other transportation expenses and receives a portion of the revenue from each load. At the end of 2001, we had contracts for 510 owner-operator tractors in our full-truckload divisions and 195 in our LTL operations.
      The percent of full-truckload and LTL revenue generated from shipments transported by owner-operators during each of the last five years is summarized below:
                                        Percent of Revenue from Shipments
                                          Transported by Owner-Operators
                                          ------------------------------
                                        2001    2000    1999    1998    1997
                                        ----    ----    ----    ----    ----
Full-truckload and dedicated fleet       26%     27%     25%     24%     26%
LTL and distribution                     68%     69%     69%     69%     71%

      We have traditionally relied on owner-operator-provided equipment to transport much of our customers' freight. As competition for employee-drivers has increased, other trucking companies have initiated or expanded owner-operator fleets. Accordingly, we became more aggressive in our solicitation for and retention of owner-operator-provided equipment.
         - FUEL: The average per-gallon fuel cost we paid increased by approximately 35% during 2000 and did not change significantly in 2001. Such costs increased by 10% in 1999 from 1998. Owner-operators are responsible for all costs associated with their equipment, including fuel. Therefore, the cost of such fuel is not a direct expense of ours. Fuel price fluctuations result from many external market factors that cannot be influenced or predicted by us. In addition, each year several states increase fuel taxes. Recovery of future increases or realization of future decreases in fuel prices and fuel taxes, if any, will continue to depend upon competitive freight-market conditions.
         - RISK MANAGEMENT: Liability for accidents is a significant concern in the trucking industry. Exposure can be large and occurrences unpredictable. The cost and human impact of work-related injury claims are also significant concerns. To address these concerns, we maintain a risk management program designed to minimize the frequency and severity of accidents and to manage insurance coverage and claims. As part of the program, we carry insurance policies under which we retain liability for up to $5 million on each property, casualty and general liability claim, $1 million for substantially all individual work-related injury claims and $250,000 on each cargo claim.
     Prior to December 1, 2001 our retained liability was limited to $1 million per occurrence (other than cargo claims). During 2001, our industry was subjected to cost prohibitive renewal prices for a deductible below the $5 million. Because of our retained liability, a series of very serious traffic accidents, work-related injuries or unfavorable developments in the outcomes of existing claims could materially adversely affect our operating results. Claims and insurance expense can vary significantly from year to year. Reserves representing our estimate of ultimate claims outcomes are established based on the information available at the time of an incident.
As additional information regarding the incident becomes available, any necessary adjustments are made to previously recorded amounts. The aggregate amount of open claims, some of which involve litigation, is significant. We believe that these claims can be resolved without a material adverse effect on our financial position or our results of operations.
    	A major component of our risk management program is the enhancement of safety in our operations. Our safety department conducts programs that include driver education and over-the-road observation. All drivers must meet or exceed specific guidelines relating to safety records, driving experience and personal standards, including a physical examination and mandatory drug testing. Drivers must also complete our training program, which includes tests for motor vehicle safety and over-the-road driving.
They must have a current commercial drivers license before being assigned a tractor. Student drivers undergo a more extensive training program as a second driver with an experienced instructor-driver. In accordance with federal regulations, we conduct drug tests on all driver candidates and maintain a continuing program of random testing for use of such substances. Drivers and applicants who test positive for drugs are turned away and drivers who test positive for such substances are immediately disqualified from driving.
	Insurance premiums do not significantly contribute to our costs, partially because we carry large deductibles under our policies of liability insurance. Claims and insurance costs on a per-mile basis fell by 10% during 2001. The reduced 2001 claims and insurance expense was due primarily to improved claims experience.

OPERATING STRATEGY
------------------
   	Our "one call does all" full-service capability, combined with the service-oriented corporate culture we gained from our many years as a successful LTL carrier, enables us to compete on the basis of service, rather than solely on price. We also believe that major shippers will require increasing levels of service and that they will rely on their core carriers to provide transportation and logistics solutions, such as providing the shipper real-time information about the movement and condition of any shipment.
    	Our full-truckload fleets use computer and satellite technology to enhance efficiency and customer service. The satellite-based communications system provides automatic hourly position updates of each full-truckload tractor and permits real-time communication between operations personnel and drivers. Dispatchers relay pick-up, delivery, weather, road and other information to the drivers while shipment status and other information is relayed by the drivers to our computers via the satellite.
     We plan to add up to 50 trucks to our company-operated, full-truckload fleet during 2002. Changes in the fleet depend upon acquisitions, if any, of other motor carriers, developments in the nation's economy, demand for our services and the availability of qualified employee drivers. Continued emphasis will be placed on improving the operating efficiency and increasing the utilization of this fleet through enhanced driver training and retention and reducing the percentage of empty, non-revenue producing miles.
	Temperature-controlled LTL trucking requires a system of terminals, capable of holding refrigerated and frozen products, located at strategic distribution points across the United States. We have 9 such LTL terminals. Terminals are located in or near New York City, Philadelphia, Atlanta, Orlando, Memphis, Chicago, Dallas, Salt Lake City and Los Angeles. Several of these LTL terminals also serve as full-truckload driver centers where company-operated, full-truckload fleets are based. During 2000 and 2001, we closed terminals in several other locations.
     In addition to the LTL terminals, which also serve as full-truckload employee-driver centers, full-truckload activities are conducted from terminals in Fort Worth and Laredo, Texas. Laredo, located on the Texas-Mexico border, is a drop-off point for our trailers, which are picked up by a Mexican trucking company for movement into Mexico's interior. We also maintain, in various locations, small centers for employee-driver recruitment.
     During 2002, the North American Free Trade Agreement ("NAFTA") is expected to be fully-implemented with regard to the ability of Mexico and United States-based trucking companies to operate in one another's nations. We do not anticipate altering our method of service into Mexico nor do we expect NAFTA to generate a significant presence of Mexico-based carriers transporting freight into the United States.
     For more than a decade, FFEX has partnered with Mexico-based truckers to facilitate freight moving both ways across the border. Freight moving from Mexico is hauled in FFEX trailers to the border by the Mexico-based carrier. There, the trailer is exchanged. Southbound shipments work much the same way. This system has been in place for a long time. Often, we have sold used trailer equipment to these carriers for use in the intra-Mexico operations. Based on discussions with our Mexico-based partners, we do not anticipate a need to change our manner of dealing with southbound international freight. About 7% of our consolidated freight revenue during 2001 involved international shipments, all of which was billed in United States currency.
	Temperature-controlled LTL trucking is service and capital intensive. LTL freight rates are higher than those for full-truckload and are based on mileage, weight, type of commodity, space required in the trailer and pick-up and delivery. We believe that only one other refrigerated LTL motor carrier competes with us on a nationwide basis.
	Efficient information management is essential to a successful temperature-controlled LTL operation. On a typical day, our LTL system handles about 5,000 shipments - about 3,000 on the road, 1,000 being delivered and 1,000 being picked up. In 2001, the LTL operation handled about 253,000 individual shipments.
     Temperature-controlled, full-truckload service requires a substantially lower capital investment for terminals and lower costs of shipment handling and information management than that of LTL. Pricing is based primarily on mileage, weight and type of commodity.
At the end of 2001, our full-truckload tractor fleet consisted of 1,300 tractors owned or leased by us and 510 tractors contracted to us by owner-operators, making us one of the seven largest temperature-controlled, full-truckload carriers in North America.
   	We offer a wide range of transportation and logistics services that include railroad-based intermodal long-haul transportation. In providing such service, we contract with railroads to transport loaded full-truckload trailers on railroad flat cars. During 1998, our ability to offer intermodal service was negatively impacted by the reduced capacity of railroad companies. During 2000 and 2001, these constraints were somewhat alleviated and we recommenced our efforts to provide intermodal service to our customers. Less than 5% of our domestic full-truckload shipments are transported in this manner. In intermodal transportation services we transport more loaded trailers (which require relatively lower capital investment) while engaging fewer tractors (which involve relatively higher capital investment). Full-truckload services generally involve the utilization of more trailers to enable tractors to remain in service while idle trailers are being loaded and unloaded.
     Prior to 1998, we conducted limited operations involving "dedicated fleets". In such an arrangement, we contract with a customer to provide service involving the assignment of specific trucks to handle transportation needs of its customers. Frequently we and customer anticipate that dedicated fleet logistics services will both lower the customer's transportation costs and improve the quality of the service the customer receives. In late 1998, we improved our capability to provide and expanded efforts to market dedicated fleet services. About 10% of our company-operated full-truckload fleet is now engaged in such operations.

EQUIPMENT
---------
     We operate premium company-operated tractors in order to help attract and retain qualified employee-drivers, promote safe operations, minimize maintenance and repair costs and assure dependable service to our customers. We believe that the higher initial investment for our equipment is recovered through more efficient vehicle performance and improved resale value. Prior to 2002, we had a three-year replacement policy for most of our full-truckload tractors. Repair costs are mostly recovered through efficient vehicle performance and manufacturers' warranties. But routing and preventative maintenance is our expense.
     During 2001, the demand for and value of previously-owned trucks plummeted. When we acquired such assets three years previously, the truck manufacturer agreed to buy the trucks back for a specified price at the end of our three-year replacement cycle. By mid-2001, the manufacturer began expressing concern about its obligation to buy used trucks for which there was little, if any, demand. After extensive discussions between us and the manufacturer, in January 2002, we agreed to extend the turn-in dates of two-thirds of our trucks and to proportionally reduce the price we will be paid for those used trucks. Concurrently, we agreed that new trucks purchased during 2002 and 2003 will be returned at predetermined prices to the manufacturer after 42 or 48 months of service, at our option. We expect this extended replacement cycle to increase our maintenance expenses by minor amounts. Most of our tractors are leased for 36 month terms. We will approach our equipment lessors to request extended lease terms to match the extended trade-back schedule. The first such affected lessor has indicated its willingness to do so.

REGULATION
----------
     Our interstate operations are subject to regulation by the United States Department of Transportation, which regulates driver qualifications, safety, equipment standards and insurance requirements. We are also subject to regulation of various state regulatory agencies with respect to certain aspects of our operations. State regulations generally involve safety and the weight and dimensions of equipment.

SEASONALITY
-----------
   	Our full-truckload operations are somewhat affected by seasonal changes. The early winter, late spring and summer growing seasons for fruits and vegetables in California and Texas typically create increased demand for trailers equipped to transport cargo requiring refrigeration. In addition, winter driving conditions can be hazardous and impair our operations from time to time in certain portions of our service areas. Our LTL operations are also impacted by the seasonality of certain commodities. As a result, LTL shipment volume during the winter months is normally lower than other months. Shipping volumes of LTL freight are usually highest during July through October.

EMPLOYEES
---------
     The number of our employees as of December 31, 2001 and 2000, was as follows:
                                       Dec. 31, 2001       Dec. 31, 2000
                                       -------------       -------------
Freight Operations:
     Drivers and Trainees                  1,515               1,470
	Non-driver personnel
        Full time                            646                 709
        Part time                             87                 136
                                           -----               -----
Total Freight Operations                   2,248               2,315
Non-freight Operations                       192                 332
                                           -----               -----
Total                                      2,440               2,647
                                           =====               =====

NON-FREIGHT SEGMENT
-------------------
    	We are engaged in a non-freight business segment, which until December 2001 consisted primarily of a franchised dealer and repair facility for Wabashr trailers and Carrier Transicoldr brand truck and trailer refrigeration equipment. We sold this dealership in December 2001. This dealer also provides refrigeration units and repair service for our trailers. The non-freight segment will continue to distribute motor vehicle air conditioning parts and to re-manufacture mechanical air conditioning and refrigeration components. We sold the dealership business during December 2001, retaining a 19.9% ownership interest in the buyer's entity.

OUTLOOK
-------
     This report contains information and forward-looking statements that are based on management's current beliefs and expectations and assumptions we made based upon information currently available. Forward-looking statements include statements relating to our plans, strategies, objectives, expectations, intentions, and adequacy of resources, may be identified by words such as "will", "could", "should", "believe", "expect", "intend", "plan", "schedule", "estimate", "project" and similar expressions. These statements are based on our current expectations and are subject to uncertainty and change.
     Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will be realized. Should one or more of the risks or uncertainties underlying such expectations not materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those we expect.
     Among the key factors that are not within our control and that may have a bearing on operating results are demand for our services and products, and our ability to meet that demand, which may be affected by, among other things, competition, weather conditions and the general economy, the availability and cost of labor, our ability to negotiate favorably with lenders and lessors, the effects of terrorism and war, the availability and cost of equipment, fuel and supplies, the market for previously-owned equipment, the impact of changes in the tax and regulatory environment in which we operate, operational risks and insurance, risks associated with the technologies and systems we use and the other risks and uncertainties described elsewhere in our filings with the Securities and Exchange Commission.

ITEM 2.  PROPERTIES
         ----------
     At December 31, 2001, we maintained terminals or office facilities of 10,000 square feet or more in or near the following cities:

                                   Approximate
                                   -----------           (O)wned or
  Division/Location           Square Feet    Acreage     (L)eased
  -----------------           -----------    -------      --------
Freight Division
     Lancaster, TX              100,000        80.0          O
     Ft. Worth, TX               34,000         7.0          O
     Bridgeview, IL              37,000         5.0          O
     Dundee, FL                  26,000        15.0          O
     Avenel, NJ                  17,000         5.0          O
     Doraville, GA               40,000         7.0          L
     Downey, CA                  40,000         6.0          L
     Salt Lake City, UT          25,000         7.0          L
Non-Freight Division
     Mesquite, TX               103,000         8.5          O
     Oklahoma City, OK           20,000         2.0          O
Corporate Office
     Dallas, TX                  34,000         1.7          O

	Lease terms range from one month to twelve years. We expect that present facilities are sufficient to support our operations. We also own three properties in Texas that we lease to W&B Service Company, LP, an entity in which we hold a 19.9% ownership interest.











  	The following table sets forth certain information regarding our revenue equipment at December 31, 2001 and 2000:

                                       Age in Years
                           ------------------------------------
Tractors                   Less than 1    1 thru 3    4 or more       Total
--------                   -----------    --------    ---------       -----
                            2001  2000   2001  2000   2001  2000   2001   2000
                            ----  ----   ----  ----   ----  ----   ----   ----
Company owned and leased     482   380    890   848     17    37  1,389  1,265
Owner-operator provided       77    83    225   248    402   422    704    753
                             ---   ---    ---   ---    ---   ---  -----  -----
    Total                    559   463  1,115 1,096    419   459  2,093  2,018
                             ===   ===  ===== =====    ===   ===  =====  =====

                                      Age in Years
                           ------------------------------------
Trailers                   Less than 1    1 thru 5    6 or more       Total
                           -----------    --------    ---------       -----
                            2001  2000   2001  2000   2001  2000   2001   2000
                            ----  ----   ----  ----   ----  ----   ----   ----
Company owned and leased     214    78  2,163 2,473    705   599  3,082  3,150
Owner-operator provided        2     4     12    16      7     5     21     25
                             ---    --  ----- -----   ----   ---  -----  -----
   Total                     216    82  2,175 2,489    712   604  3,103  3,175
                             ===    ==  ===== =====    ===   ===  =====  =====
     Approximately 80% of the our trailers are insulated and equipped with refrigeration units capable of providing the temperature control necessary to handle perishable freight. Trailers that are used primarily in LTL operations are equipped with movable partitions permitting the transportation of goods requiring maintenance of different temperatures. We also operate a fleet of non-refrigerated trailers in our "dry freight" full-truckload operation. Company-operated trailers are primarily 102 inches wide. Full-truckload trailers used in dry freight operations are 53 feet long. Temperature controlled operations are conducted with both 48 and 53 foot refrigerated trailers.
     Our general policy is to replace our company-operated, heavy-duty tractors every three and one-half to four years. Company-operated, full-truckload trailers are usually retired after seven years of service. Occasionally, retired equipment is kept by us for use in local delivery operations.

ITEM 3.  LEGAL PROCEEDINGS.
         -----------------
   	We are party to routine litigation incidental to our businesses, primarily involving claims for personal injury and property damage incurred in the transportation of freight. The aggregate amount of these claims is significant. We maintain insurance programs and accrue for expected losses in amounts designed to cover liability resulting from personal injury and property damage claims. We do not believe that adverse results in one or more of these pending cases would have a material effect on our financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------
     No matters were submitted to a vote of our shareholders during the fourth quarter of 2001.









                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS.
         -------------------------------------------------------------
    	The information regarding common stock price per share and common stock trading volume set forth under the caption "Quarterly Financial, Stock and Dividend Information" appearing on page 26 of the Annual Report to Shareholders for the year ended December 31, 2001, is incorporated by reference into this Report.

ITEM 6.  SELECTED FINANCIAL DATA.
         -----------------------
     The information set forth under the caption "Five-Year Financial and Statistical Information" appearing on page 16 of the Annual Report to Shareholders for the year ended December 31, 2001, is incorporated by reference into this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
        ---------------------------------------------------------------
     The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 8 through 15 of the Annual Report to Shareholders for the year ended December 31, 2001, is incorporated by reference into this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
         ---------------------------------------------------------
    	The information set forth under the caption "Fair Value of Financial Instruments" on page 14 of the Annual Report to Shareholders for the year ended December 31, 2001 is incorporated by reference into this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------
    	(a) The following Consolidated Financial Statements of Frozen Food Express Industries, Inc., and Report of Independent Public Accountants, with respect thereto set forth on pages 17 through 25 of the Annual Report to Shareholders for the year ended December 31, 2001, are incorporated by reference into this Report:

   	Consolidated Statements of Income --
          Years ended December 31, 2001, 2000, and 1999

   	Consolidated Balance Sheets -- As of December 31, 2001 and 2000.

	Consolidated Statements of Cash Flows --
          Years ended December 31, 2001, 2000, and 1999

	Consolidated Statements of Shareholders' Equity --
          Years ended December 31, 2001, 2000, and 1999

     	Notes to Consolidated Financial Statements.

     	Report of Independent Public Accountants.

     	Supplementary Information - Quarterly Financial Data (unaudited)

	Financial Statements previously filed with regard to 1999 and 2000 have been refiled herein to reflect a retroactive change in the Company's manner of accounting for a life insurance investment.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
        ---------------------------------------------------------------
     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         --------------------------------------------------
    In accordance with General Instruction G to Form 10-K, the information required by Item 10 is incorporated herein by reference from the portion of our Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2002, appearing under the captions "Nominees for Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance".

ITEM 11. EXECUTIVE COMPENSATION.
         ----------------------
    In accordance with General Instruction G to Form 10-K, the information required by Item 11 is incorporated herein by reference from the portions of our Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2002 appearing under the captions "Executive Compensation" and "Transactions with Management and Directors".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         --------------------------------------------------------------
    In accordance with General Instruction G to Form 10-K, the information required by Item 12 is incorporated herein by reference from the portions of our Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2002, appearing under the captions "Outstanding Capital Stock; Principal Shareholders" and "Nominees for Directors".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         ----------------------------------------------
    In accordance with General Instruction G to Form 10-K, the information required by Item 13 is incorporated herein by reference from the portions of our Proxy Statement for the Annual Meeting of Shareholders to be held May 8, 2002, appearing under the captions "Nominees for Directors", "Transactions with Management and Directors" and "Executive Compensation".


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
         ----------------------------------------------------------------
(a)      1. & 2.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:

                  The financial statements listed in the index to financial statements and financial statement schedules in Item 8 hereof are filed as part of this Annual Report on Form 10-K. Financial Statements previously filed with regard to 1999 and 2000 have been refiled herein to reflect a retroactive change in the Company's manner of accounting for a life insurance investment.

                  Financial statement schedules are omitted since the required information is not present, is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

          3.      EXHIBITS:
                  --------
          3.l Articles of Incorporation of the Registrant and all amendments to date (filed as Exhibit 3.1 to Registrant's annual report on Form 10-K for the fiscal year ended December, 31, 1993; SEC File Number 1-10006 and incorporated herein by reference).

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

          3.4     Amendment to Bylaws of the Registrant, dated April 3, 2002.

          4.1 Rights Agreement dated as of June 14, 2000, between the Registrant and Fleet National Bank, which includes as exhibits, the form of the Rights Certificate and the Summary of Rights (filed as Exhibit 4.1 to Registrant's Form 8-A Registration Statement filed on June 19, 2000 and incorporated herein by reference).

         10.1 Frozen Food Express Industries, Inc. 1995 Non-Employee Director Stock Plan (filed as Exhibit 4.3 to Registrant's Registration Statement #033-59645 as filed with the Commission and incorporated herein by reference).

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

         10.4 Second Amendment to Second Amended and Restated Credit Agreement (filed as Exhibit 10.1 to Registrant's report on Form 10-Q for the period ended March 31, 2001 and incorporated herein by reference).

         10.5     Third Amendment to Second Amended and Restated Credit
                  Agreement.

         10.6 Fourth Amendment to Second Amended and Restated Credit Agreement and Waiver.

         10.7 Frozen Food Express Industries, Inc., 1992 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 4.3 to Registrant's Registration Statement #33-48494 as filed with the Commission, and incorporated herein by reference).

         10.8 Amendment No. 1 to Frozen Food Express Industries, Inc. 1992 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 4.4 to Registrant's Registration Statement #333-38133 and incorporated herein by reference).

         10.9 Amendment No. 2 to Frozen Food Express Industries, Inc. 1992 Incentive Stock Option Plan (filed as Exhibit 4.5 to Registrant's Registration #333-38133 and incorporated herein by reference).

         10.10 Amendment No. 3 to Frozen Food Express Industries, Inc. 1992 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 4.6 to Registrant's Registration Statement #333-87913 and incorporated herein by reference).

         10.11 FFE Transportation Services, Inc. 1994 Incentive Bonus Plan, as amended (filed as Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994; SEC File Number 1-10006 and incorporated herein by reference).

         10.12 FFE Transportation Services, Inc. 1999 Executive Bonus and Phantom Stock Plan (filed as Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999; SEC File Number 1-10006 and incorporated herein by reference).

         10.13    Frozen Food Express Industries, Inc. 401(k) Savings Plan.

         10.14 First Amendment to the Frozen Food Express Industries, Inc. 401(k) Savings Plan.

         10.15 Frozen Food Express Industries, Inc. Employee Stock Option Plan (filed as Exhibit 4.1 to Registrant's Registration #333-21831 as filed with the Commission, and incorporated herein by reference).

         10.16 Amendment to the Frozen Food Express Industries, Inc. Employee Stock Option Plan (filed as Exhibit 4.4 to Registrant's Registration Statement #333-52701 and incorporated herein by reference).

         10.17 FFE Transportation Services, Inc. 401(k) Wrap Plan (filed as Exhibit 4.4 to Registrant's Registration Statement #333-56248 and incorporated herein by reference).

         10.18 Form of Change in Control Agreement (filed as Exhibit 10.1 to Registrant's report on Form 8-K filed with the Commission on June 28, 2000 and incorporated herein by reference).

         10.19 Asset Purchase Agreement between W&B Refrigeration Service Company and W&B Newco, LP.

          11.1 Computation of basic and diluted net income per share of common stock (incorporated by reference to Footnote 9 to the financial statements appearing in the Annual Report to Shareholders of the Registrant for the year ending December 31, 2001).

          13.1 Annual Report to Shareholders of the Registrant for the year ended December 31, 2001. Except for those portions of such Annual Report to Shareholders expressly incorporated by reference into this Report, such Annual Report to Shareholders is furnished solely for the information of the Securities and Exchange Commission and shall not be deemed a "Filed" Document.

          21.1    Subsidiaries of Frozen Food Express Industries, Inc.

          23.1    Consent of Independent Public Accountants.

          25.1    A Power of Attorney is found on page 13 of this Report.

          99.1 Confirmation of receipt of assurance from Arthur Andersen, LLP.



(b)     REPORTS ON FORM 8-K:
        -------------------
On December 28, 2001, we filed a report on Form 8-K. The purpose of that filing was to announce that we had sold a significant portion of our non-freight operations.


                   INDEX TO FINANCIAL STATEMENTS
                 AND FINANCIAL STATEMENT SCHEDULES
                  COVERED BY REPORT OF INDEPENDENT
                       PUBLIC ACCOUNTANTS

                                                                Annual
                                                               Report to
                                                             Shareholders
                                                              ----------
Consolidated Statements of Income --
   Years ended December 31, 2001, 2000 and 1999                    17

Consolidated Balance Sheets --
   As of December 31, 2001 and 2000                                18

Consolidated Statements of Cash Flows --
   Years ended December 31, 2001, 2000 and 1999                    19

Consolidated Statements of Shareholders' Equity --
   Years ended December 31, 2001, 2000 and 1999                    20

Notes to Consolidated Financial Statements                         21

Report of Independent Public Accountants                           26

Supplementary Information --
   Quarterly financial data (unaudited)                            26

   	Financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.
     The financial statements listed in the above index, which are included in the Annual Report to Shareholders of Frozen Food Express Industries, Inc., for the year ended December 31, 2001, are hereby incorporated by reference, and are filed herewith as Exhibit 13.1.
     The financial statements listed in the index to financial statements and financial statement schedules in Item 8 hereof are filed as part of this Annual Report on Form 10-K. Financial Statements previously filed with regard to 1999 and 2000 have been refiled herein to reflect a retroactive change in the Company's manner of accounting for a life insurance investment.

                                POWER OF ATTORNEY
                                -----------------
       KNOW ALL MEN BY THESE PRESENTS that each of the undersigned directors and officers of Frozen Food Express Industries, Inc., hereby appoints Stoney
M. Stubbs, Jr., and F. Dixon McElwee, Jr. his true and lawful attorneys-in-fact and agents, for him and in his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this Annual Report on Form 10-K and to file each such amendment to the Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue hereof.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                      FROZEN FOOD EXPRESS INDUSTRIES, INC.

Date:        April 3, 2002           By /s/ F. Dixon McElwee, Jr.
       -------------------------         ---------------------------------
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

Date:        April 3, 2002              /s/ Stoney M. Stubbs, Jr.
       -------------------------         ----------------------------------
                                         Stoney M. Stubbs, Jr.,
                                         Chairman of the Board of Directors
                                         and President (Principal Executive
                                         Officer)

Date:        April 3, 2002              /s/ F. Dixon McElwee, Jr.
       -------------------------         ----------------------------------
                                         F. Dixon McElwee, Jr.,
                                         Senior Vice President and Director
                                         (Principal Financial and Accounting
                                         Officer)

Date:        April 3, 2002              /s/ Charles G. Robertson
       -------------------------         ----------------------------------
                                         Charles G. Robertson
                                         Executive Vice President and Director

Date:        April 3, 2002              /s/ Edgar O. Weller
       -------------------------         ----------------------------------
                                         Edgar O. Weller
                                         Vice Chairman of the Board of
                                         Directors

Date:        April 3, 2002              /s/ W. Mike Baggett
       -------------------------         ----------------------------------
                                         W. Mike Baggett, Director

Date:        April 3, 2002              /s/ Brian R. Blackmarr
       -------------------------         ----------------------------------
                                         Brian R. Blackmarr, Director

Date:        April 3, 2002              /s/ Leroy Hallman
       -------------------------         ----------------------------------
                                         Leroy Hallman, Director

Date:        April 3, 2002              /s/ T. Michael O'Connor
       -------------------------         ----------------------------------
                                         T. Michael O'Connor, Director