Form 10-Q
period 2002-03-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2002-05-15
CIK 39273

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, DC 20549

                             FORM 10-Q
[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 for the period ended
                           March 31, 2002
                           --------------

                                 or

[ ]    Transition Report Pursuant to Section 13 or 15(d) of the
       Securities Exchange Act of 1934 for the transition period from ---------- to -------------

                    Commission File Number 1-10006

                 Frozen Food Express Industries, Inc.
-------------------------------------------------------------------------
           (Exact name of registrant as specified on its charter)

        Texas                                    75-1301831
-------------------------------------------------------------------------
(State or other jurisdiction of		(IRS Employer incorporation or
 organization)                           Identification No.)

 1145 Empire Central Place        Dallas, Texas           75247-4309
-------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                            (2l4) 630-8090
-------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

                                None
-------------------------------------------------------------------------
           (Former name, former address and former fiscal year,
                      if changed since last report)



Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                           [X] Yes         [ ] No


As of May 6, 2002, 16,664,000 shares of the Registrant's Common Stock, $1.50 par value, were outstanding.




                                  INDEX



                    PART I - FINANCIAL INFORMATION
                    ==============================



                                                                  Page No.
                                                                  --------
Item l.    Financial Statements
           --------------------
           Consolidated Condensed Balance Sheets -
           March 31, 2002 and December 31, 2001                      2

           Consolidated Statements of Income -
           Three months ended March 31, 2002 and 2001                3

           Consolidated Condensed Statements of Cash Flows -
           Three months ended March 31, 2002 and 2001                4

           Notes to Consolidated Condensed Financial Statements      5



Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations             7



PART II -  OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K                         11




























         FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                Consolidated Condensed Balance Sheets
                           (In thousands)
                            (Unaudited)


                                                 Mar. 31,        Dec. 31,
                                                   2002            2001
Assets                                             ----            ----

Current assets
   Cash                                         $  3,782        $  3,236
   Accounts receivable, net                       42,735          39,600
   Inventories                                     7,550           7,409
   Tires                                           4,596           4,558
   Other current assets                            5,735           5,246
                                                 -------         -------
     Total current assets                         64,398          60,049

Property and equipment, net                       57,686          55,154
Other assets                                      11,159          11,334
                                                 -------         -------
                                                $133,243        $126,537
                                                 =======         =======
Liabilities and Shareholders' Equity

Current liabilities
   Trade accounts payable                       $ 21,467        $ 19,056
   Accrued claims liabilities                      7,663           7,960
   Accrued payroll                                 5,522           5,471
   Other                                           3,286           2,438
                                                 -------         -------
     Total current liabilities                    37,938          34,925

Long-term debt                                     6,500           1,750
Deferred federal income tax                        1,865           2,186
Other and deferred credits                        13,005          13,100
                                                 -------         -------
     Total liabilities and deferred credits       59,308          51,961
                                                 -------         -------
Shareholders' equity
   Common stock                                   25,921          25,921
   Paid-in capital                                 3,475           3,753
   Retained earnings                              49,544          50,403
                                                 -------         -------
                                                  78,940          80,077
     Less - Treasury stock                         5,005           5,501
                                                 -------         -------
     Total shareholders' equity                   73,935          74,576
                                                 -------         -------
                                                $133,243        $126,537
                                                 =======         =======

See accompanying notes.







           FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Income
                  (In thousands, except per-share amounts)
                                (Unaudited)


                                                   For the Three Months
                                                      Ended March 31,
                                                      --------------
                                                   2002            2001
                                                   ----            ----
Revenue
   Freight revenue                               $77,468         $78,309
   Non-freight revenue                             1,589          11,179
                                                  ------          ------
                                                  79,057          89,488
                                                  ------          ------
Costs and expenses
   Freight operating expenses
     Salaries, wages and related expenses         22,203          21,744
     Purchased transportation                     17,344          17,826
     Supplies and expenses                        22,400          24,079
     Revenue equipment rent                        7,312           6,122
     Depreciation                                  2,770           2,744
     Communications and utilities                    942             963
     Claims and insurance                          3,590           3,038
     Operating taxes and licenses                    998           1,017
     Miscellaneous expense                           199             931
                                                  ------          ------
                                                  77,758          78,464
     Non-freight costs and operating expenses      1,982          11,855
                                                  ------          ------
                                                  79,740          90,319
                                                  ------          ------
Loss from operations                                (683)           (831)

Interest and other expense, net                      571             482
                                                  ------          ------
Loss before income tax                            (1,254)         (1,313)
Income tax benefit                                  (395)           (429)
                                                  ------          ------
Net loss                                        $   (859)        $  (884)
                                                  ======          ======
Net loss per share of common stock
   Basic                                        $   (.05)        $  (.05)
                                                  ======          ======
   Diluted                                      $   (.05)        $  (.05)
                                                  ======          ======
Weighted average shares outstanding
   Basic                                          16,474          16,343
                                                  ======          ======
   Diluted                                        16,474          16,343
                                                  ======          ======



See accompanying notes.




          FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
             Consolidated Condensed Statements of Cash Flows
                             (In thousands)
                               (Unaudited)


                                                   For the Three Months
                                                       Ended March 31,
                                                       --------------
                                                   2002            2001
                                                   ----            ----
Net cash (used in) provided by operating
   activities                                    $(1,909)        $ 2,031
                                                  ------          ------
Cash flows from investing activities
   Expenditures for property and equipment        (5,235)         (1,678)
   Proceeds from sale of property and equipment    1,549             698
   Life insurance and other                          141            (180)
                                                  ------          ------
   Net cash (used in) provided by investing
   activities                                     (3,545)         (1,160)
                                                  ------          ------
Cash flows from financing activities
   Borrowings under revolving credit agreement    14,000           5,000
   Payments against revolving credit agreement    (8,000)         (4,000)
   Net treasury stock activity                       -                96
                                                  ------          ------
   Net cash provided by financing activities       6,000           1,096
                                                  ------          ------
Net increase in cash and cash equivalents            546           1,967
   Cash and cash equivalents at January 1          3,236           1,222
                                                  ------          ------
   Cash and cash equivalents at March 31         $ 3,782         $ 3,189
                                                  ======          ======

See accompanying notes.






















            FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
            Notes to Consolidated Condensed Financial Statements
                           March 31, 2002 and 2001
                                (Unaudited)


1.	BASIS OF PRESENTATION
These consolidated financial statements include Frozen Food Express Industries, Inc. (FFEX) and its subsidiary companies, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and have not been audited or reviewed by independent public accountants. In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly the financial position and results of operations have been made. Pursuant to SEC rules and regulations, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. FFEX believes that the disclosures contained herein, when read in conjunction with the financial statements and notes included, or incorporated by reference, in FFEX's Form 10-K filed with the SEC on April 9, 2002, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes (included, or incorporated by reference), in the aforementioned report on Form 10-K.

2.	SHAREHOLDERS' EQUITY
As of March 31, 2002 and December 31, 2001, respectively, there were 16,631,000 and 16,573,000 shares of stock outstanding.

3.	COMMITMENTS AND CONTINGENCIES
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

4.	EARNINGS PER SHARE
There were no common stock equivalents included in diluted weighted average shares for either of the periods presented because their inclusion would have been anti-dilutive.

5.	OPERATING SEGMENTS
The company's operations consist of two reportable segments. The freight segment is engaged primarily in the motor carrier freight transportation business. During 2001, the smaller segment was primarily engaged in non-freight business relating to the sale and service of refrigeration equipment and of trailers used in freight transportation. Although we sold the transportation equipment dealership in December 2001, we retained a 19.9% ownership interest in the buyer.







Following is information for each reportable segment for the three month periods ended March 31, 2002 and 2001 (in millions):


                                                        March 31,
                                                        ---------
                                                     2002      2001
                                                     ----      ----
    Freight Operations
       Total revenue                                $ 77.5    $ 78.3
       Operating loss                                 (0.3)     (0.2)
       Total assets                                  130.5     136.6

    Non-Freight Operations
       Total revenue                                $  1.6    $ 12.2
       Operating loss                                 (0.4)     (0.7)
       Total assets                                   18.3      30.1

    Intercompany Eliminations
       Revenue                                      $  -      $ (1.0)
       Operating income                                -         0.1
       Total assets                                  (15.6)    (25.1)

    Consolidated
       Revenue                                      $ 79.1    $ 89.5
       Operating loss                                 (0.7)     (0.8)
       Total assets                                  133.2     141.6

Intercompany elimination of revenue relates to transfers at cost of inventory such as trailers and refrigeration units from the non-freight segment for use by the freight segment.






























                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------
The following table sets forth, as a percentage of freight revenue, certain major operating expenses for the three month periods ended March 31, 2002 and 2001.


                                                    Three Months
                                                   Ended March 31,
                                                   --------------
                                                   2002       2001
                                                   ----       ----
Salaries, wages and related expenses               28.7%      27.8%
Purchased transportation                           22.4       22.8
Supplies and expenses                              28.9       30.7
Revenue equipment rent and depreciation            13.0       11.3
Claims and insurance                                4.6        3.9
Other                                               2.8        3.7
                                                  -----      -----
Total freight operating expenses                  100.4%     100.2%
                                                  =====      =====

First Quarter of 2002 vs. 2001
------------------------------
During the first quarter of 2002, our freight revenue fell by 1.1% to $77.5 million. Fuel adjustment charges aggregated $2.9 million during the first quarter of 2001. These charges totaled about $0.5 million during the same period of 2002. The decline in fuel adjustments aggregated about 5 times the $500,000 decrease in freight revenue.

Excluding the impact of fuel adjustment charges, our full-truckload revenue increased by 3.8%, to $56.8 million during the first quarter of 2002. This resulted from a 5% increase in the number of shipments, which was offset by a 1.2% decrease in average shipment weight.

Exclusive of fuel adjustment charges, less-than-truckload (LTL) revenue declined by $0.5 million between the first quarters of 2001 and 2002. Slackening demand for the refrigerated LTL service we offer, reflected by a 2.3% drop in the number of LTL shipments we hauled, was the primary contributor to this variance. During the first quarter of 2002, we reduced the size of our LTL tractor fleet by 13 trucks, of which 11 were company-operated.

Non-freight revenue aggregated 2.0% and 12.5% of total revenue during the first three months of 2002 and 2001, respectively. The 2002 decrease in non-freight revenue was due to our divestiture of the most significant portion of our non-freight business.

The number of tractors in our company-operated, full-truckload fleet has not changed appreciably since the beginning of 2002. The number of full-truckload tractors provided to us by owner-operators fell by about 40 to
470. This decline in the number of owner-operator-provided tractors resulted primarily from an industry-wide trend of independent contractors to cease operations in response to the soft economy, hardening insurance and credit environments and rising fuel costs.

Full-truckload activities, which contributed about 75% of freight revenue during the first quarter of 2002 and 2001, are conducted primarily with company-operated equipment, while LTL activities are conducted primarily with equipment provided by owner-operators. Changes in the mix of LTL versus full-truckload revenue as well as fluctuations in the amount of total freight handled on company-operated versus owner-operator provided equipment, impact the percent of freight revenue absorbed by the various categories of operating expenses between the two quarters.

During the first quarter of 2002, the percent of freight revenue absorbed by salaries, wages and related expense was 28.7%, as compared to 27.8% during the year-ago quarter. Total salaries and wages rose by $459,000. Payroll expenses related to drivers increased by $339,000 between the quarters.

Purchased transportation, as a percent of freight revenue, fell from 22.8% during the first quarter of 2001 to 22.4% during the comparable 2002 period. The portion of freight revenue we paid to independent contractors for purchased transportation, as a percent of revenue, has not changed appreciably since last year. The reduction in purchased transportation expenses during 2002 is principally related to the lower volume of LTL activity, which is more reliant on equipment provided by independent contractors than are our full-truckload activities.

Supplies and expenses fell by $1.7 million between the first quarters of 2001 and 2002. More than 80% of this decrease was related to fuel consumed by our company-operated fleet. Per-gallon costs we paid for fuel fell by 20% during the first quarter of 2002 as compared to 2001. During April of 2002, however, fuel prices once again rose very quickly.

Sudden and dramatic fuel price volatility impacts our profitability. We have in place a number of strategies designed to address such volatility. Owner-operators are responsible for all costs associated with their equipment, including fuel. Therefore, the cost of such fuel is not a direct expense of ours. With regard to fuel expenses for company-operated equipment, we attempt to mitigate the impact of fluctuating fuel costs by purchasing more fuel-efficient tractors and aggressively managing fuel purchasing. Also, pursuant to the contracts and tariffs by which our freight rates are determined, those rates automatically fluctuate as diesel fuel prices rise and fall.

The total of depreciation and revenue equipment rent expense rose from 11.3% of freight revenue for the first quarter of 2001 to 13.0% for the comparable 2002 quarter. There were 1,371 tractors in our company-operated fleets as of March 31, 2002, an increase of almost 50 as compared to one year before.
The number of tractors we own and lease to independent contractors increased by about 65. Therefore, we owned or were the lessee of about 115 more tractors as of March 31, 2002 than was the case as of March 31, 2001. This was the primary factor relative to our higher depreciation and equipment rental expense.

Claims and insurance expense rose from 3.9% of freight revenue during the first quarter of 2001, to 4.6% for 2002. These expenses tend to vary with the severity and frequency of personal injury and property damage claims.

In December 2001, we sold the largest component of our non-freight
operations.   The business we sold is a dealership engaged in the sale and service of refrigeration equipment and of trailers used in freight transportation. Products offered included trailers manufactured by Wabashr and mobile trailer refrigeration machinery manufactured by Carrier Transicoldr. We retained a 19.9% interest in the company that bought the dealership. Because revenue and expenses from the dealership were present in our financial statements during 2001, but not in 2002, our non-freight revenue declined this year, as did our non-freight operating expenses. For the first quarter of 2002, the operating loss from our non-freight activities fell by 42% as compared to the first quarter of 2001, but 58% of our consolidated operating loss was from our remaining non-freight operations.

The buyer group was led by our former employee who until the date of the sale managed the dealership on our behalf. We sold the majority of the operating assets of the dealership including accounts receivable, inventory, machinery, equipment and one real estate asset. The buyer also assumed all liabilities associated with the dealership including, but not limited to accounts payable and accrued payroll. The assets we sold had a book value of $14.7 million. The assumed liabilities totaled approximately $2.8 million.

When the sale closed, we received as consideration $6.8 million in cash, a note receivable from the buyer for $4.1 million and a limited partnership interest in the buyer group to which we assigned a value of $1 million. Our note receivable from the buyer is subordinated to senior debt which the buyer borrowed to obtain the cash we received at closing. The note must be repaid in 3 equal installments in December 2007, 2008 and 2009, until which time monthly interest payments are due.

Our loss from operations was $831,000 during the first quarter of 2001 as compared to $683,000 during the first quarter of 2002.

Primarily as a result of increased expenses related to one of our life insurance policies, interest and other expense, net, rose from $482,000 to $571,000 between the two quarters.

We incurred a pre-tax loss of $1,254,000 during the first quarter of 2002 as compared to a pre-tax loss of $1,313,000 during the comparable 2001 period.

The provision for income tax was 32.7% of pre-tax income for the first quarter of 2001 and 31.4% for the comparable portion of 2002. Our effective tax rate is generally lower than statutory rates due to the presence of expenses in our income statement which are not deductible for federal income tax purposes.

In March of 2002, we retroactively changed the manner in which we account for a life insurance policy that we acquired in 1993. The life insurance policy, with a death benefit of at least $17.25 million, was purchased to provide us funds with which we could purchase a large block of our common stock owned by a non-employee shareholder. If we determined that the sale of such shares in the open market by the estate would have an adverse effect on the market price of our stock, we could use the life insurance proceeds to purchase the shares directly from the estate.

Beginning in 1993, we and our independent public accountants believed that capitalizing the premium payments as an investment to purchase the shares in the future was an acceptable accounting policy. We have changed the manner by which we account for the insurance policy. We will expense the excess of the premiums over the amount that we could actually realize under the insurance contract as of the date of the related financial statements.

Although this change resulted in a slight improvement to 2001's net loss, this change increased our first quarter 2002 net loss by approximately $250,000, as compared to the first quarter of 2001 as restated.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Our primary needs for capital resources are to finance working capital, capital expenditures and, from time to time, acquisitions. Working capital investment typically increases during periods of sales expansion when higher levels of receivables and, with regard to non-freight operations, inventory are present. We had long-term debt of $8 million as of March 31, 2002. The unused portion of the company's $33 1/3 million revolving credit facility was approximately $20 million.

Our current credit agreement expires on June 1, 2002. We are currently negotiating with lenders who have indicated their willingness and ability to provide us borrowing capacity with terms that we can operate under for the next three years.

During the three months ended March 31, 2002, net cash used in operating activities was $1.9 million as compared to net cash provided by operations of $2.0 million a year ago. Changes in the components of working capital were the primary cause of this variance.

We believe that our current cash position, funds from operations, and the availability of funds under our credit agreement will be sufficient to meet anticipated liquidity requirements for the next twelve months. At March 31, 2002, working capital was $26.5 million as compared to $25.1 million at December 31, 2001.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------
As of March 31, 2002, debt stood at $8 million, which approximated fair market value. We sponsor a Rabbi Trust for benefit of participants in a supplemental executive retirement plan. As of March 31, 2002, the trust had about 100,000 shares of our stock. To the extent that trust assets are invested in our stock, our future pre-tax income will reflect changes in the market value of our stock.

We own life insurance policies that have cash surrender value. The investment returns earned by the insurance company serve to pay insurance costs and increase cash surrender value, which is a key determinant of the amount that we could receive pursuant to the policy as of the date of our financial statements. Accordingly, changes in the market value of and returns from those investments could impact the value of our life insurance assets.

We held no other material market risk sensitive instruments (for trading or non-trading purposes) that would involve significant relevant market risks, such as equity price risk. Accordingly, the potential loss in our future earnings resulting from changes in such market rates or prices is not significant.

PART II - OTHER INFORMATION
---------------------------
Items 1 through 6 of Part II are omitted due to a lack of updated information to disclose pursuant to said items.

On April 1, 2002 we filed a current report on Form 8-K announcing that we had retroactively changed our manner of accounting for a life insurance investment.


SIGNATURES
----------
Pursuant to the requirements of the Securities and Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

					Frozen Food Express Industries, Inc.
					------------------------------------
					(Registrant)


May 14, 2002				By:  /s/Stoney M. Stubbs, Jr.
						------------------------
						Stoney M. Stubbs, Jr.
						Chairman of the Board


May 14, 2002				By:  /s/F. Dixon McElwee, Jr.
						------------------------
						F. Dixon McElwee, Jr.
						Senior Vice President
						Principal Financial and
						Accounting Officer