Form 10-K/A
period 2001-12-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2002-06-28
CIK 39273

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, DC  20549

                          FORM 10-K/A
                        Amendment No. 1

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 2001.

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from
		____________________ to ____________________

                 Commission File Number 1-10006

               FROZEN FOOD EXPRESS INDUSTRIES, INC.

               Texas                       75-1301831
	(State of Incorporation)	(I.R.S. Employer Identification No.)

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

                    [  ]  Yes      [ X ]  No

At June 26, 2002, the latest practicable date, there were 16,698,327 outstanding shares of Common Stock, $1.50 par value.

	Item 14 of the Form 10-K is amended by adding as Exhibit 99.2 the information, financial statements and exhibits required to be filed on Form 11-K for the fiscal year ended December 31, 2001, with respect to the Frozen Food Express Industries, Inc. 401(k) Savings Plan (the "Savings Plan") pursuant to Securities and Exchange Commission Rule 15d-21 promulgated under the Securities Exchange Act of 1934, as amended. Because the plan reported on herein are subject to the reporting requirement of the Employee Retirement Income Security Act of 1974 ("ERISA"), the financial statements and schedules included herein have been prepared in accordance with the requirements of ERISA.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)    1. & 2.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:

                The financial statements listed in the index to financial statements and financial statement schedules in Item 8 hereof were filed as part of the Registrant's Annual Report on Form 10-K on April 9, 2002.













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

         3.4 Amendment to Bylaws of the Registrant, dated April 3, 2002, (filed as Exhibit 3.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001; SEC File Number 1-10006 and incorporated herein by reference).

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

      10.5 Third Amendment to Second Amended and Restated Credit Agreement(filed as Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001; SEC File Number 1-10006 and incorporated herein by reference).

      10.6 Fourth Amendment to Second Amended and Restated Credit Agreement and Waiver (filed as Exhibit 10.6 to
                Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001; SEC File Number 1-10006 and incorporated herein by reference).

      10.7 Frozen Food Express Industries, Inc., 1992 Incentive and Nonstatutory Stock Option Plan (filed as Exhibits 4.3 to Registrant's Registration Statement #33-48494 as filed with the Commission, and incorporated herein by reference).

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

      10.10 Amendment No. 3 to Frozen Food Express Industries, Inc. 1992 Incentive Stock Option Plan (filed as Exhibit 4.6 to Registrant's Registration Statement #333-87913 and incorporated herein by reference).

      10.11 FFE Transportation Services, Inc. 1994 Incentive Bonus Plan, as amended (filed as Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994; SEC File Number 1-10006 and incorporated herein by reference).

      10.12 FFE Transportation Services, Inc., 1999 Executive Bonus and Phantom Stock Plan (filed as Exhibit 10.8 to
                Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999; SEC File Number 1-10006 and incorporated herein by reference).

      10.13 Frozen Food Express Industries, Inc. 401(k) Savings Plan(filed as Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001; SEC File Number 1-10006 and incorporated herein by reference).

      10.14 First Amendment to the Frozen Food Express Industries, Inc. 401(k) Savings Plan (filed as Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001; SEC File Number 1-10006 and incorporated herein by reference).

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

     10.19 Asset Purchase Agreement between W&B Refrigeration Service Company and W&B Newco, LP (filed as Exhibit 10.19 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001; SEC File Number 1-10006 and incorporated herein by reference).

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

     21.1 Subsidiaries of Frozen Food Express Industries, Inc. (filed as Exhibit 21.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001; SEC File Number 1-10006 and incorporated herein by reference).

     23.1       Consent of Independent Public Accountants.

     25.1 A Power of Attorney is found on page 13 of this Report(filed as Exhibit 25.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001; SEC File Number 1-10006 and incorporated herein by reference).

     99.1 Confirmation of receipt of assurance from Arthur Andersen, LLP(filed as Exhibit 99.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001; SEC File Number 1-10006 and incorporated herein by reference).

     99.2 Frozen Food Express Industries, Inc. 401(k) Savings Plan Statements of Net Assets Available for Plan Benefits as of December 31, 2001 and 2000 and Statements of Changes in Net Assets Available for Plan Benefits for each of the three years in the period ended December 31, 2001 with notes thereto and Report of Independent Public Accountants thereon.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

June 21, 2002 	       By:  /s/ Stoney M. Stubbs, Jr.
				      -----------------------------------
  				      Stoney M. Stubbs, Jr., Chairman of
					the Board of Directors and
					President
					(Principal Executive Officer)










Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

June 21, 2002           	 By:  /s/ Stoney M. Stubbs, Jr.
						-----------------------------------
						Stoney M. Stubbs, Jr., Chairman of
						the Board of Directors and
						President
						(Principal Executive Officer)

June 21, 2002           	 By:  /s/ Charles G. Robertson *
						-----------------------------------
						Charles G. Robertson, Executive
						Vice President and Director

June 21, 2002             By:  /s/ F. Dixon McElwee*
						----------------------------------
						F. Dixon McElwee, Senior Vice
						President and Chief Financial
						Officer

June 21, 2002             By:  /s/ Edgar O. Weller *
						----------------------------------
                              Edgar O. Weller, Vice Chairman
						of the Board of Directors

June 21, 2002             By:  /s/ W. Mike Baggett*
						----------------------------------
						W. Mike Baggett, Director

June 21, 2002             By:  /s/ Brian R. Blackmarr *
						----------------------------------
						Brian R. Blackmarr, Director

June 21, 2002             By:  /s/ Leroy Hallman *
						----------------------------------
						Leroy Hallman, Director

June 21, 2002             By:  /s/ T. Michael O'Connor *
						----------------------------------
						T. Michael O'Connor, Director


* By: /s/ Stoney M. Stubbs, Jr.
     --------------------------
	Stoney M. Stubbs, Jr.
	Attorney-in-Fact

















                           EXHIBIT INDEX


                                                      Sequentially
Exhibit                    Description                Numbered Page
-------                   -------------               -------------

23.1       Consent of Independent Public Accountants        8

99.2      Frozen Food Express Industries, Inc. 401(k)       9
          Savings Plan Statements of Net Assets Available for Plan Benefits as of December 31, 2001 and
          2000 and Statements of Changes in Net Assets
          Available for Plan Benefits for each of the three years in the period ended December 31, 2001 with notes thereto and Report of Independent Public Accountants thereon.