Form 10-Q
period 2002-06-30
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2002-08-15
CIK 39273

                             UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, DC 20549

                              FORM 10-Q
       [X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934. For the quarterly period ended
                            June 30, 2002
                            -------------

                                 or

       [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ---------- to -------------

                    Commission File Number 1-10006

                  Frozen Food Express Industries, Inc.
--------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Texas                                              75-1301831
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
Incorporation or organization)

1145 Empire Central Place          Dallas, Texas           75247-4309
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


                         [X] Yes        [ ] No


As of August 9, 2002, 16,718,000 shares of the Registrant's Common Stock, $1.50 par value, were outstanding.

                                    INDEX



                         PART I - FINANCIAL INFORMATION



                                                                      Page No.
                                                                      --------
Item l.   Financial Statements

          Consolidated Condensed Balance Sheets -
          June 30, 2002 and December 31, 2001                              2

          Consolidated Condensed Statements of Income -
          Three and six months ended June 30, 2002 and 2001                3

          Consolidated Condensed Statements of Cash Flows -
          Six months ended June 30, 2002 and 2001                          4

          Notes to Consolidated Condensed Financial Statements             5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    7


                         PART II - OTHER INFORMATION

Item 4.   Submission of Matters to Vote of Security Holders               11

Item 6.   Exhibits and reports on Form 8-K                                11

          10.1  Credit Agreement

            FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                  Consolidated Condensed Balance Sheets
                            (In thousands)
                             (Unaudited)


                                                     June 30,     Dec. 31,
                                                       2002         2001
Assets                                               -------      -------

Current assets
  Cash                                              $  2,250     $  3,236
  Accounts receivable, net                            47,204       39,600
  Inventories                                          8,161        7,409
  Tires                                                4,621        4,558
  Other current assets                                 4,223        5,246
                                                     -------      -------
    Total current assets                              66,459       60,049

Property and equipment, net                           55,478       55,154
Other assets                                          11,379       11,334
                                                     -------      -------
                                                    $133,316     $126,537
                                                     =======      =======

Liabilities and Shareholders' Equity

Current liabilities
  Trade accounts payable                            $ 23,257     $ 19,056
  Accrued claims liabilities                           8,381        7,960
  Accrued payroll                                      5,041        5,471
  Current maturities of long-term debt                     -          250
  Other                                                2,392        2,188
                                                     -------      -------
    Total current liabilities                         39,071       34,925

Long-term debt                                         5,380        1,750
Other and deferred credits, net                       14,491       15,286
                                                     -------       -------
                                                      58,942       51,961
                                                     -------      -------

Shareholders' equity
  Common stock                                        25,921       25,921
    Paid-in capital                                    3,151        3,753
    Retained earnings                                 49,847       50,403
                                                     -------      -------
                                                      78,919       80,077
    Less - Treasury stock                              4,545        5,501
                                                     -------      -------
      Total shareholders' equity                      74,374       74,576
                                                     -------      -------
                                                    $133,316     $126,537
                                                     =======      =======

                         See accompanying notes.

            FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Income
                  (In thousands, except per-share amounts)
                               (Unaudited)


                                   For the Three Months    For the Six Months
                                       Ended June 30,         Ended June 30,
                                    -----------------       -----------------
                                    2002          2001        2002         2001
                                  -------       ------     -------     -------
Revenue
  Freight revenue                $84,406       $84,623    $161,874    $162,932
  Non-freight revenue              4,122        14,650       5,711      25,829
                                 -------        -------    -------     -------
                                  88,528        99,273     167,585     188,761
                                 -------       -------     -------     -------
Costs and expenses
  Freight operating expenses
  Salaries, wages and
    related expenses              23,547        22,203      45,750      43,947
  Purchased transportation        19,112        19,247      36,456      37,073
  Supplies and expenses           24,577        26,598      46,977      50,677
  Revenue equipment rent           7,529         6,684      14,841       5,566
  Communications and
    utilities                        974         1,079       1,916       2,042
  Claims and insurance             3,189         4,700       6,779       7,738
  Operating taxes and
    licenses                       1,037           791       2,035       1,808
  Miscellaneous expense, net         810           304       1,009       1,235
                                 -------       -------     -------     -------
                                  83,602        84,428     161,360     162,892
Non-freight costs and
  operating expenses               4,090        13,989       6,072      25,844
                                 -------       -------     -------     -------
                                  87,692        98,417     167,432     188,736
                                 -------       -------     -------     -------
Income from operations               836           856         153          25

Interest and other expense,
  net                                182           429         753         911
                                 -------       -------     -------     -------
Income (loss) before income
  tax                                654           427        (600)       (886)
Provision for
  (Benefit from) income tax          351           179         (44)       (250)
                                 -------       -------     -------     -------
Net income(loss)                 $   303       $   248    $   (556)   $   (636)
                                 =======       =======      ======     =======
Net income(loss) per share of
 common stock
   Basic                         $   .02       $   .02    $   (.03)   $   (.04)
                                 =======       =======     =======     =======
  Diluted                        $   .02       $   .02    $   (.03)   $   (.04)
                                 =======       =======     =======     =======
Weighted average shares
  outstanding
    Basic                         16,554        16,360       16,514      16,351
                                 =======       =======      =======     =======
    Diluted                       16,796        16,375       16,514      16,351
                                 =======       =======      =======     =======


                         See accompanying notes.

            FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
               Consolidated Condensed Statements of Cash Flows
                           (In thousands)
                            (Unaudited)


                                                         For the Six
                                                     Months Ended June 30,
                                                    ---------------------
                                                     2002           2001
                                                    ------         ------

Net cash provided by operating activities          $   460        $ 3,166
                                                    ------         ------
Cash flows from investing activities
  Expenditures for property and equipment           (8,750)        (4,791)
  Proceeds from sale of property and equipment       3,993          1,835
  Other                                                (69)          (914)
                                                    ------         ------
Net cash used in investing activities               (4,826)        (3,870)
                                                    ------         ------
Cash flows from financing activities
  Borrowings under revolving credit agreement       13,200          8,000
  Payments against revolving credit agreement       (9,820)        (8,000)
  Net treasury stock activity                          -              181
                                                    ------         ------
Net cash provided by financing activities            3,380            181
                                                    ------         ------
Net decrease in cash and cash equivalents             (986)          (523)
Cash and cash equivalents at January 1               3,236          1,222
                                                    ------         ------
Cash and cash equivalents at June 30               $ 2,250        $   699
                                                    ======         ======


                              See accompanying notes.

            FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
            Notes to Consolidated Condensed Financial Statements
                         June 30, 2002 and 2001
                             (Unaudited)


1.   BASIS OF PRESENTATION
     ---------------------
These consolidated financial statements include Frozen Food Express Industries, Inc. (FFEX) and its subsidiary companies, all of which are wholly- owned. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly our financial position and results of operations have been made. Pursuant to SEC rules and regulations, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. We believe that the disclosures contained herein, when read in conjunction with the financial statements and notes included, or incorporated by reference, in our Form 10-K filed with the SEC on April 9, 2002, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes (included, or incorporated by reference), in our report on Form 10-K.

2.   SHAREHOLDERS' EQUITY
     --------------------
As of June 30, 2002 and December 31, 2001, respectively, there were 16,699,000 and 16,573,000 shares of our common stock outstanding.

3.   COMMITMENTS AND CONTINGENCIES
     -----------------------------
We have accrued for costs related to liability, cargo and work-related injury claims which had occurred prior to the date of the financial statements. Some of these involve litigation. The aggregate amount of these claims is significant. In the opinion of management, these actions can be successfully defended or resolved, and any additional costs incurred over amounts accrued will not have a material adverse effect on our financial position, cash flows or results of operations.

4.   EARNINGS PER SHARE
     ------------------
Common stock equivalents included in diluted weighted average shares, all of which result from dilutive stock options were as follows:

                                                    2002                2001
                                                  -------              ------
    For the three months ended June 30            242,000              15,000
    For the six months ended June 30                   -                   -

5.   OPERATING SEGMENTS
     ------------------
Our operations consist of two reportable segments. The freight segment is engaged primarily in the motor carrier freight transportation business. The smaller segment is primarily engaged in non-freight business relating to the sale and service of refrigeration equipment and of trailers used in freight transportation.

Following is information for each reportable segment for the three and six-month periods ended June 30, 2002 and 2001 (in millions):

                                         Three Months         Six Months
                                        Ended June 30,      Ended June 30,
                                        ------------        -------------
                                       2002     2001         2002     2001
                                      ------   ------       ------   ------

Freight Operations
  Total Revenue                       $ 84.4   $ 84.6       $161.9   $162.9
  Operating Income                       0.8      0.2          0.5     -
  Total Assets                         130.2    145.0        130.2    145.0

Non-Freight Operations
  Total Revenue                       $  4.1   $ 15.0       $  5.7   $ 27.2
  Operating Income                        -       0.7         (0.3)     -
  Total Assets                          20.1     31.6         20.1     31.6

Intercompany Eliminations
  Revenue                             $  -     $ (0.3)      $   -     $ (1.3)
  Operating Income                       -         -            -         -
  Total Assets                        (17.0)    (25.6)       (17.0)    (25.6)

Consolidated
  Revenue                            $ 88.5    $ 99.3       $167.6     188.8
  Operating Income                      0.8       0.9          0.2        -
  Total Assets                        133.3     151.0        133.3     151.0

Intercompany elimination of revenue relates to transfers at cost of inventory such as trailers and refrigeration units from the non-freight segment for use by the freight segment.

6.   NEW ACCOUNTING STANDARDS
     ------------------------
In July 2001 the Financial Accounting Standards Board issued SFAS No. 142 "Goodwill and Other Intangible Assets" (FAS 142). Under this pronouncement, which we adopted as of January 1, 2002, goodwill and intangible assets with indefinite lives are not amortized but are to be reviewed at least annually for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives.

The impact of adopting FAS 142 on our consolidated financial statements was not significant because the amount of goodwill and other intangible assets in our financial statements is minimal. We did not experience a significant impact from the adoption of FAS 142.

7.   SUBSEQUENT EVENT
     ----------------
After the end of 2002's second quarter, one of our trucks was involved in a major accident. The accident resulted in significant injuries to several occupants of the other vehicle. At this time, it is not possible to determine the extent, if any, to which our driver was responsible for the accident, nor is it possible to reliably estimate what amount of money damages, if any, may result from this event. We will continue to investigate this event and as more information becomes available in the future, we will be better able to determine what amount to accrue as a contingent liability reserve relative to this potential claim. We do not presently expect the amount of any such reserve to approach the deductibles under our liability insurance policies. However, any such reserve could negatively impact 2002 operating results.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The following table sets forth, as a percentage of freight revenue, certain major operating expenses for the three-month and six-month periods ended June 30, 2002 and 2001.

                                             Three Months        Six Months
                                             Ended June 30,     Ended June 30,
                                             -------------      --------------
                                             2002     2001      2002     2001
                                             ----     ----      ----     ----
Salaries, wages and related expenses         27.9%    26.2%     28.3%    27.0%
Purchased transportation                     22.6     22.7      22.5     22.8
Supplies and expenses                        29.1     31.4      29.0     31.1
Revenue equipment rent                        8.9      7.9       9.1      7.9
Depreciation                                  3.3      3.3       3.5      3.4
Claims and insurance                          3.8      5.6       4.2      4.7
Other                                         3.4      2.7       3.1      3.1
                                             ----     ----      ----    -----
Total freight operating expenses             99.0%    99.8%     99.7%   100.0%
                                             ====     ====      ====    =====


Second Quarter of 2002 vs. 2001
During the second quarter of 2002, our freight revenue decreased by $217,000 as compared to the second quarter of 2001 to $84.4 million. Non-freight revenue aggregated 4.7% and 14.8% of total revenue during the second quarter of 2002 and 2001, respectively.

During December of 2001, we sold the largest component of our non-freight operation. See "First Six Months of 2002 vs. 2001".

Excluding the impact of reduced fuel adjustment revenue during the second quarter of 2002, freight revenue improved by $1.2 million. Full truckload revenue rose by $1.3 million between the second quarters of 2001 and 2002, on a 4.3% increase in the number of full truckload shipments we transported.

Also excluding the impact of reduced fuel adjustment charges, revenue from our less-than-truckload (LTL) activities did not appreciably change between the second quarters of 2001 and 2002. During 2001, and through the first quarter of 2002, the number of LTL shipments we transported fell significantly from comparable prior-year levels. During the second quarter of 2002, we actually hauled 1.3% more LTL shipments than during the second quarter of 2001, but the average weight of those shipments was 1.1% less than it was last year.

We are starting to see some diminished pressure on our freight rates which has negatively impacted our results during recent years. As market conditions permit, during the last half of 2002, we intend to increase certain of our freight rates.

The number of tractors in our fleet of company-operated, full-truckload equipment increased from approximately 1,300 at the beginning of 2002 to about 1,350 by the end of the second quarter of 2002. As of June 30, 2001 we had approximately 1,250 such trucks. The number of full-truckload tractors provided to us by owner-operators declined in 2002 by 10 to about 500. As of June 30, 2001, there were approximately 575 tractors in our owner-operator-provided full-truckload fleets. The increased number of company-operated full-truckload tractors resulted from an increase in the level of our dedicated fleet operations.

Full-truckload activities, which contributed about 73% of freight revenue during both the second quarters of 2002 and 2001, are conducted primarily with company-operated equipment, while LTL activities are conducted primarily with equipment provided by owner-operators. Changes in the mix of LTL versus full-truckload revenue as well as fluctuations in the amount of total freight handled on company-operated versus owner-operator provided equipment, impact the percent of freight revenue absorbed by the various categories of operating expenses between the two quarters.

During the second quarter of 2002, the percent of freight revenue absorbed by salaries, wages and related expense was 27.9%, as compared to 26.2% during the year-ago quarter. Total salaries and wages rose by 6.1%, but payroll expenses related to drivers, which represent more than half of our payroll did not change appreciably between the quarters. Of the $1.3 million increase in salaries, wages and related expense, about 45% was related to increased payroll for non-driver employees and the balance was due to increases in other costs associated with employment, such as health insurance and the incidence of work related injuries.

Supplies and expenses fell by $2.0 million between the second quarters of 2001 and 2002. About 60% of this decrease was related to the cost of fuel consumed by our company-operated fleet. Per-gallon costs we paid for fuel decreased by 12% during the second quarter of 2002 as compared to 2001. Sudden and dramatic fuel price volatility enhances or diminishes our profitability. We have in place a number of strategies designed to address such volatility. Owner-operators are responsible for all costs associated with their equipment, including fuel. Therefore, the cost of such fuel is not a direct expense of ours. With regard to fuel expenses for company-operated equipment, we attempt to mitigate the impact of fluctuating fuel costs by purchasing more fuel-efficient tractors and aggressively managing fuel purchasing.

The total of depreciation and revenue equipment rent expense rose from 11.2% of freight revenue for the second quarter of 2001 to 12.2% for the comparable 2002 quarter. This change resulted primarily from the increased use of company operated trucks in our refrigerated full-truckload operations.

Claims and insurance expense fell from 5.6% of freight revenue during the second quarter of 2001, to 3.8% for 2002. This resulted from a variety of factors, including but not limited to changes in the frequency of physical damage losses and liability claims. However, after the end of 2002's second quarter, one of our trucks was involved in a major accident. The accident resulted in significant injuries to several occupants of the other vehicle. At this time, it is not possible to determine the extent, if any, to which our driver was responsible for the accident, nor is it possible to reliably estimate what amount of money damages, if any, may result from this event. We will continue to investigate this event and as more information becomes available in the future, we will be better able to determine what amount to accrue as a contingent liability reserve relative to this potential claim. We do not presently expect the amount of any such reserve to approach the deductibles under our liability insurance policies. However, any such reserve could negatively impact 2002 operating results.

Our income from operations was $836,000 during the second quarter of 2002 as compared to $856,000 in the second quarter of 2001.

Interest and other expense, net fell from $429,000 to $182,000 between the two quarters. Decreased interest costs associated with lower levels of borrowed funds was the principal factor affecting this decrease.

We earned pre-tax income of $654,000 during the second quarter of 2002 as compared to $427,000 during the comparable 2001 period.

Our effective income tax rate for the second quarter of 2002 was 53.7%, as compared to 41.9% during last year's second quarter. Under accounting principles generally accepted in the United States of America, if we can reliably estimate our expectations of full year pre-tax and taxable income, we are obligated to record our interim period income tax expense based on that full year estimate. Because we are at this time unable to reliably predict our full year pre-tax and taxable income (or loss), we have computed our year-to-date income tax expense based on our year-to-date pre-tax and taxable income.

First Six Months of 2002 vs. 2001
Items not specifically discussed with regard to the six-month period fluctuated on a year-to-date basis in a manner and for reasons similar to those outlined in the above discussion regarding the three-month period.

Excluding the decreased impact of fuel adjustment charges, for the first six months of 2002, revenue from our full-truckload operations rose by $3.3 million, or 2.9%, while revenue from our LTL operations declined by $0.5 million, or 1.3%. Excluding the impact of fuel adjustment charges, freight revenue increased by $2.8 million, or 1.8%.

In December 2001, we sold the largest component of our non-freight operations. The business we sold is a dealership engaged in the sale and service of refrigeration equipment and of trailers used in freight transportation. Products offered included trailers manufactured by Wabash and mobile trailer refrigeration machinery manufactured by Carrier Transicold. Because revenue and expenses from the dealership were present in our financial statements during 2001, but not in 2002, our non-freight revenue declined by $20.1 million this year, however, our non-freight expense fell by only $19.8 million. For the fist half of 2002, the operating loss from our non-freight activities rose by $346,000 as compared to the first half of 2001. This partially offset the $474,000 increment in operating income from our freight activities.

With regard to our freight business, our full-truckload operations have continued to expand during 2002. Our LTL operation has continued to contract, but LTL revenue has declined at a slower pace than was the case during 2001. Increased competition from logistics outsourcing and freight consolidators has negatively impacted our penetration of the market for refrigerated LTL services. Slow or negative growth in the demand for such services, together with the increased presence of competitors capable of arranging such services resulted in a 12.6% decrease in the number of LTL shipments we transported during the first six months of last year. During the first six months of 2002, the number of such shipments was only down 0.5% from 2001. While LTL operations offer the opportunity to earn higher revenue on a per-mile and per-hundredweight basis than do full-truckload operations, the level of investment and fixed costs associated with LTL activities significantly exceed those of full-truckload activities. Accordingly, as LTL revenue fluctuates, many costs remain fixed, leveraging the impact from such revenue fluctuations on operating income. In recent years, as LTL activity and revenue declined, many LTL-related costs have remained static. In order to address this challenge, we are exploring and are implementing a number of strategies designed to reduce the level of fixed costs associated with our LTL operations.

Because we carry large deductibles for personal injury claims, insurance premiums are not a primary determinant of claims and insurance expense. Individual events which result in our exposure for significant liability for personal injury occur infrequently. Because of this irregular timing of larger claims, our claims and insurance expense will demonstrate significant volatility over time. Accordingly, during 2001, 61% of our June 30 year-to-date claims and insurance expense was incurred during the second quarter as compared to 47% during 2002.


LIQUIDITY AND CAPITAL RESOURCES
Our primary needs for capital resources are to finance working capital, capital expenditures and, from time to time, acquisitions. Working capital investment typically increases during periods of sales expansion when higher levels of receivables and, with regard to non-freight operations, inventory are present. In May of 2002, we entered into a new $40 million 3-year credit facility with Comerica Bank-Texas and LaSalle Bank. The new credit agreement is initially secured by our accounts receivable. To the extent that our receivables do not support our borrowing needs, we may, subject to the $40 million limit, pledge a portion of our tractors or trailers to support additional borrowing. Like the agreement it replaced, the new agreement limits capital expenditures, our ability to pay dividends and the amount of fixed charges and debt we may incur .At June 30, 2002, we had long-term debt of $5.4 million as of June 30, 2002. The unused portion of the company's $40 million revolving credit facility was approximately $29 million.

During the six months ended June 30, 2002, net cash provided by operating activities was $0.5 million as compared to $3.2 million in 2001. This was due primarily to accounts receivable and inventories having increased at a more rapid rate than last year.

We believe that our current cash position, funds from operations, and the availability of funds under our credit agreement will be sufficient to meet anticipated liquidity requirements for the next twelve months. At June 30, 2002, working capital was $27.4 million as compared to $25.1 million at December 31, 2001.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
As of June 30, 2002, debt stood at $5.4 million, which approximated fair market value. We sponsor a Rabbi Trust for the benefit of participants in a supplemental executive retirement plan. As of June 30, 2002, the trust had about 119,000 shares of our stock. To the extent that trust assets are invested in our stock, our future pre-tax income will reflect changes in the market value of our stock.

We own life insurance policies that have cash surrender value. The investment returns earned by the insurance company serve to pay insurance costs and increase cash surrender value, which is a key determinant of the amount that we could receive pursuant to the policy as of the date of our financial statements. Accordingly, changes in the market value of and returns from those investments could impact the value of our life insurance policies.

We held no other material market risk sensitive instruments (for trading or non-trading purposes) that would involve significant relevant market risks, such as equity price risk. Accordingly, the potential loss in our future earnings resulting from changes in such market rates or prices is not significant.

PART II - OTHER INFORMATION

Items 1, 2, 3 and 5 of Part II are omitted due to a lack of updated information to disclose pursuant to said items.

Item 4.   Submission of Matters to Vote of Security Holders

The Company held its Annual Meeting of Shareholders on Many 8, 2002. The meeting was held to elect two Class I directors for a 3-year term, and considering and voting upon the approval of the Frozen Food
Express Industries, Inc. 2002 Incentive and Non-Statutory Option Plan. There were 15,569,706 shares of common stock represented at the meeting. With regard to the election of Class I directors, the following votes were cast:

                                                              Broker
     Nominee               For       Withheld   Abstained     Non-Votes
     -------             ----------  --------   ---------     ---------

     Edgar O. Weller     15,271,800   297,906        -            -
     Leroy Hallman       15,263,875   305,831        -            -

        Both Class I directors were elected by the above results.

        With regard to the approval of the Frozen Food Express Industries, Inc. 2002 Incentive and Non-Statutory Option Plan, the following votes were cast:

                                                             Broker
         For             Against         Abstained          Non-Votes
     ----------          -------         ---------          ---------
     10,777,364          959,983         1,688,855          2,143,504


Item 6. Exhibits and reports on Form 8-K.

     a. Exhibits

        10.1 Credit Agreement between FFE Transportation Service, Inc. and Comerica-Texas and Lasalle Bank National Association, dated May 30, 2002.

     b. On April 1, 2002, we filed a Form 8-K announcing an accounting change and restatement. On June 3, 2002, we filed a Form 8-K announcing that we had closed on a $40 million credit facility.


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

                                       Frozen Food Express Industries, Inc.
                                       ------------------------------------
                                       (Registrant)


August 14, 2002                        By: /s/ Stoney M. Stubbs, Jr.
                                          ----------------------------------
                                             Stoney M. Stubbs, Jr.
                                             Chairman of the Board


August 14, 2002                        By: /s/ F. Dixon McElwee, Jr.
                                          ----------------------------------
                                             F. Dixon McElwee, Jr.
                                             Senior Vice President
                                             Principal Financial and
                                             Accounting Officer