Form 10-Q/A
period 2002-06-30
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2002-08-16
CIK 39273

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q/A
                                Amendment No. 1

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

Subsequent to the filing of the Registrant's Form 10 - Q for the period ending June 30, 2002, it came to the Registrant's attention that the Registrant's Consolidated Condensed Statements of Income for the Three and Six Month Periods Ended June 30 2002 and 2001, which appear on page 3 of the Form 10 - Q, contain certain typographical errors and omissions.

Specifically, the Consolidated Condensed Statements of Income contained on page 3 of the original filing inadvertently failed to include the line item for "Depreciation" and included an incorrect amount for "Revenue equipment rent" for the six month period ended June 30, 2001, both of which items are corrected in this Form 10-Q/A.

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

              FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Statements of Income
                    (In thousands, except per-share amounts)
                                   (Unaudited)

                                   For the Three Months    For the Six Months
                                       Ended June 30,         Ended June 30,
                                    -----------------       -----------------
                                    2002          2001        2002         2001
                                  -------       ------     -------     -------
Revenue
  Freight revenue                $84,406       $84,623    $161,874    $162,932
  Non-freight revenue              4,122        14,650       5,711      25,829
                                 -------        -------    -------     -------
                                  88,528        99,273     167,585     188,761
                                 -------       -------     -------     -------
Costs and expenses
  Freight operating expenses
  Salaries, wages and
    related expenses              23,547        22,203      45,750      43,947
  Purchased transportation        19,112        19,247      36,456      37,073
  Supplies and expenses           24,577        26,598      46,977      50,677
  Revenue equipment rent           7,529         6,684      14,841      12,806
  Depreciation                     2,827         2,822       5,597       5,566
  Communications and
    utilities                        974         1,079       1,916       2,042
  Claims and insurance             3,189         4,700       6,779       7,738
  Operating taxes and
    licenses                       1,037           791       2,035       1,808
  Miscellaneous expense, net         810           304       1,009       1,235
                                 -------       -------     -------     -------
                                  83,602        84,428     161,360     162,892
Non-freight costs and
  operating expenses               4,090        13,989       6,072      25,844
                                 -------       -------     -------     -------
                                  87,692        98,417     167,432     188,736
                                 -------       -------     -------     -------
Income from operations               836           856         153          25

Interest and other expense,
  net                                182           429         753         911
                                 -------       -------     -------     -------
Income (loss) before income
  tax                                654           427        (600)       (886)
Provision for
  (Benefit from) income tax          351           179         (44)       (250)
                                 -------       -------     -------     -------
Net income(loss)                 $   303       $   248    $   (556)   $   (636)
                                 =======       =======     =======     =======
Net income(loss) per share of
 common stock
   Basic                         $   .02       $   .02    $   (.03)   $   (.04)
                                 =======       =======     =======     =======
  Diluted                        $   .02       $   .02    $   (.03)   $   (.04)
                                 =======       =======     =======     =======
Weighted average shares
  outstanding
    Basic                         16,554        16,360       16,514      16,351
                                 =======       =======      =======     =======
    Diluted                       16,796        16,375       16,514      16,351
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

Following is information for each reportable segment for the three and six-month periods ended June 30, 2002 and 2001 (in millions):

                                        Three Months          Six Months
                                       Ended June 30,        Ended June 30,
                                      ---------------       ---------------
                                       2002     2001         2002     2001
                                      ------   ------       ------   ------

Freight Operations
  Total Revenue                       $ 84.4   $ 84.6       $161.9   $162.9
  Operating Income                       0.8      0.2          0.5        -
  Total Assets                         130.2    145.0        130.2    145.0

Non-Freight Operations
  Total Revenue                       $  4.1   $ 15.0       $  5.7   $ 27.2
  Operating Income                         -      0.7         (0.3)       -
  Total Assets                          20.1     31.6         20.1     31.6

Intercompany Eliminations
  Revenue                             $   -    $ (0.3)      $    -   $ (1.3)
  Operating Income                        -         -            -        -
  Total Assets                        (17.0)    (25.6)       (17.0)   (25.6)

Consolidated
  Revenue                             $ 88.5   $ 99.3       $167.6    188.8
  Operating Income                       0.8      0.9          0.2        -
  Total Assets                         133.3    151.0        133.3    151.0

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
                                             ====     ====      ====    =====

Second Quarter of 2002 vs. 2001
-------------------------------
During the second quarter of 2002, our freight revenue decreased by $217,000 as compared to the second quarter of 2001 to $84.4 million. Non-freight revenue aggregated 4.7% and 14.8% of total revenue during the second quarter of 2002 and 2001, respectively.

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

The number of tractors in our fleet of company-operated, full-truckload equipment increased from approximately 1,300 at the beginning of 2002 to about 1,350 by the end of the second quarter of 2002. As of June 30, 2001 we had approximately 1,250 such trucks. The number of full-truckload tractors provided to us by owner-operators declined in 2002 by 10 to about 500. As of June 30, 2001, there were approximately 575 tractors in our owner-operator- provided full-truckload fleets. The increased number of company-operated full- truckload tractors resulted from an increase in the level of our dedicated fleet operations.

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

Supplies and expenses fell by $2.0 million between the second quarters of 2001 and 2002. About 60% of this decrease was related to the cost of fuel consumed by our company-operated fleet. Per-gallon costs we paid for fuel decreased by 12% during the second quarter of 2002 as compared to 2001. Sudden and dramatic fuel price volatility enhances or diminishes our profitability. We have in place a number of strategies designed to address such volatility. Owner-operators are responsible for all costs associated with their equipment, including fuel. Therefore, the cost of such fuel is not a direct expense of ours. With regard to fuel expenses for company-operated equipment, we attempt to mitigate the impact of fluctuating fuel costs by purchasing more fuel- efficient tractors and aggressively managing fuel purchasing.

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

First Six Months of 2002 vs. 2001
---------------------------------
Items not specifically discussed with regard to the six-month period fluctuated on a year-to-date basis in a manner and for reasons similar to those outlined in the above discussion regarding the three-month period.

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

With regard to our freight business, our full-truckload operations have continued to expand during 2002. Our LTL operation has continued to contract, but LTL revenue has declined at a slower pace than was the case during 2001. Increased competition from logistics outsourcing and freight consolidators has negatively impacted our penetration of the market for refrigerated LTL services. Slow or negative growth in the demand for such services, together with the increased presence of competitors capable of arranging such services resulted in a 12.6% decrease in the number of LTL shipments we transported during the first six months of last year. During the first six months of 2002, the number of such shipments was only down 0.5% from 2001. While LTL operations offer the opportunity to earn higher revenue on a per-mile and per- hundredweight basis than do full-truckload operations, the level of investment and fixed costs associated with LTL activities significantly exceed those of full-truckload activities. Accordingly, as LTL revenue fluctuates, many costs remain fixed, leveraging the impact from such revenue fluctuations on operating income. In recent years, as LTL activity and revenue declined, many LTL-related costs have remained static. In order to address this challenge, we are exploring and are implementing a number of strategies designed to reduce the level of fixed costs associated with our LTL operations.

Because we carry large deductibles for personal injury claims, insurance premiums are not a primary determinant of claims and insurance expense. Individual events which result in our exposure for significant liability for personal injury occur infrequently. Because of this irregular timing of larger claims, our claims and insurance expense will demonstrate significant volatility over time. Accordingly, during 2001, 61% of our June 30 year-to- date claims and insurance expense was incurred during the second quarter as compared to 47% during 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
Our primary needs for capital resources are to finance working capital, capital expenditures and, from time to time, acquisitions. Working capital investment typically increases during periods of sales expansion when higher levels of receivables and, with regard to non-freight operations, inventory are present. In May of 2002, we entered into a new $40 million 3-year credit facility with Comerica Bank-Texas and LaSalle Bank. The new credit agreement is initially secured by our accounts receivable. To the extent that our receivables do not support our borrowing needs, we may, subject to the $40 million limit, pledge a portion of our tractors or trailers to support additional borrowing. Like the agreement it replaced, the new agreement limits capital expenditures, our ability to pay dividends and the amount of fixed charges and debt we may incur. At June 30, 2002, we had long-term debt of $5.4 million as of June 30, 2002. The unused portion of the company's $40 million revolving credit facility was approximately $29 million.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------
As of June 30, 2002, debt stood at $5.4 million, which approximated fair market value. We sponsor a Rabbi Trust for the benefit of participants in a supplemental executive retirement plan. As of June 30, 2002, the trust had about 119,000 shares of our stock. To the extent that trust assets are invested in our stock, our future pre-tax income will reflect changes in the market value of our stock.

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

Item 6. Exhibits and reports on Form 8-K.

         a.       Exhibits

                  10.1 Credit Agreement between FFE Transportation Service, Inc. and Comerica-Texas and Lasalle Bank National Association, dated May 30, 2002.*

* Previously filed with Form 10-Q for quarter ended June 30, 2002 filed on August 14, 2002.

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

                                       Frozen Food Express Industries, Inc.
                                       ------------------------------------
                                       (Registrant)

August 16, 2002                        By: /s/ Stoney M. Stubbs, Jr.
                                          ----------------------------------
                                             Stoney M. Stubbs, Jr.
                                             Chairman of the Board

August 16, 2002                        By: /s/ F. Dixon McElwee, Jr.
                                          ----------------------------------
                                             F. Dixon McElwee, Jr.
                                             Senior Vice President
                                             Principal Financial and
                                             Accounting Officer