Form 10-Q
period 2002-09-30
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2002-11-13
CIK 39273

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, DC 20549

                                FORM 10-Q
        [X]    Quarterly Report Pursuant to Section 13 or 15(d) of the
           Securities Exchange Act of 1934. For the quarterly period ended
                            September 30, 2002
                              --------------

                                    or

       [ ]  Transition Report Pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934. For the transition
                  period from ---------- to -------------

                        Commission File Number 1-10006

                    Frozen Food Express Industries, Inc.
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Texas                                   75-1301831
-----------------------------------------------------------------------------
(State or other jurisdiction of		(IRS Employer Identification No.)
incorporation or organization)

     1145 Empire Central Place          Dallas, Texas       75247-4309
-----------------------------------------------------------------------------
(Address of principal executive offices)				(Zip Code)

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


                         [X] Yes        [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).


                         [ ] Yes        [X] No

As of November 6, 2002, 16,799,000 shares of the Registrant's Common Stock, $1.50 par value, were outstanding.















                                    INDEX

                        PART I - FINANCIAL INFORMATION


                                                                    Page No.
                                                                    --------
Item l.   Financial Statements

          Consolidated Condensed Balance Sheets -
          September 30, 2002 and December 31, 2001                     2

          Consolidated Condensed Statements of Income -
          Three and nine months ended September 30, 2002 and 2001      3

          Consolidated Condensed Statements of Cash Flows -
          Nine months ended September 30, 2002 and 2001                4

          Notes to Consolidated Condensed Financial Statements         5

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                7

Item 3.   Quantitative and Qualitative Disclosures About Market Risk  11

Item 4.   Controls and Procedures                                     11


                      PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                            11

          Signatures                                                  12

          Certifications                                              12








                     FROZEN FOOD EXPRESS INDUSTRIES, INC.
                            AND SUBSIDIARIES
                    Consolidated Condensed Balance Sheets
                               (Unaudited)


                                               Sep. 30,           Dec. 31,
                                                 2002               2001
                                               -------            -------
Assets                                               (In thousands)

Current assets
  Cash and cash equivalents                   $ 10,188            $  3,236
  Accounts receivable, net                      46,528              39,600
  Inventories                                    6,380               7,409
  Tires                                          5,010               4,558
  Other current assets                           7,113               5,246
                                               -------             -------
    Total current assets                        75,219              60,049

Property and equipment, net                     61,769              55,154
Other assets                                    11,978              11,334
                                               -------             -------
                                              $148,966            $126,537
                                               =======             =======

Liabilities and Shareholders' Equity

Current liabilities
  Trade accounts payable                      $ 23,112            $ 19,056
  Accrued claims liabilities                     5,247               7,960
  Accrued payroll                                4,556               5,471
  Current maturities of long-term debt             --                  250
  Other                                          1,613               2,188
                                               -------             -------
    Total current liabilities                   34,528              34,925

Long-term debt                                  20,000               1,750
Accrued claims liabilities and other            16,544              15,286
                                               -------             -------
                                                71,072              51,961
                                               -------             -------
Shareholders' equity
  Common stock                                  25,921              25,921
  Paid-in capital                                2,779               3,753
  Retained earnings                             53,230              50,403
                                               -------             -------
                                                81,930              80,077
  Less - Treasury stock                          4,036               5,501
                                               -------             -------
    Total shareholders' equity                  77,894              74,576
                                               -------             -------
                                              $148,966            $126,537
                                               =======             =======

                               See accompanying notes.




                        FROZEN FOOD EXPRESS INDUSTRIES, INC.
                                  AND SUBSIDIARIES
                     Consolidated Condensed Statements of Income
                          Three and Nine Months Ended
                          September 30, 2002 and 2001
                                 (Unaudited)


                                       Three Months         Nine Months
                                   -------------------  -------------------
                                      2002     2001        2002        2001
                                     ------   ------      -------    -------
                                    (In thousands, except per-share amounts)

Revenue
  Freight revenue                    $88,282    $83,903   $250,156   $246,835
  Non-freight revenue                  4,573     14,226     10,284     40,055
                                     -------    -------    -------    -------
                                      92,855     98,129    260,440    286,890
                                     -------    -------    -------    -------
Costs and expenses
  Freight operating expenses
    Salaries, wages and related
      expenses                        23,225     22,158     68,975     66,105
    Purchased transportation          21,230     18,890     57,686     55,963
    Supplies and expenses             25,848     25,213     72,825     75,890
    Revenue equipment rent             5,738      7,107     20,579     19,913
    Depreciation                       3,607      2,994      9,204      8,560
    Communications and utilities       1,001        984      2,917      3,026
    Claims and insurance               4,907      4,932     11,686     12,670
    Operating taxes and licenses       1,042        995      3,077      2,803
    Miscellaneous expense, net           641        258      1,650      1,493
                                     -------    -------    -------    -------
                                      87,239     83,531    248,599    246,423

Non-freight costs and operating
   expenses                            5,659     13,780     11,731     39,624
                                     -------    -------    -------    -------
                                      92,898     97,311    260,330    286,047
                                     -------    -------    -------    -------
(Loss)income from operations             (43)       818        110        843

Interest and other expense, net          497        344      1,250      1,255
                                     -------    -------    -------    -------
(Loss) income before income tax         (540)       474     (1,140)      (412)
(Benefit from)provision for income
   tax                                (3,923)       197     (3,967)       (53)
                                     -------    -------    -------     -------
Net income(loss)                     $ 3,383     $  277    $ 2,827   $   (359)
                                     =======    =======    =======    =======
Net income(loss) per share of
common stock
  Basic                              $   .20    $   .02    $   .17   $   (.02)
                                     =======    =======    =======    =======
  Diluted                            $   .20    $   .02    $   .17   $   (.02)
                                     =======    =======    =======    =======
Weighted average shares outstanding
  Basic                               16,604     16,388     16,545     16,364
                                     =======    =======    =======    =======
  Diluted                             16,741     16,405     16,691     16,364
                                     =======    =======    =======    =======

                               See accompanying notes.

                        FROZEN FOOD EXPRESS INDUSTRIES, INC.
                               AND SUBSIDIARIES
                    Consolidated Condensed Statements of Cash Flows
                     Nine Months Ended September 30, 2002 and 2001
                                 (Unaudited)

                                                             2002       2001
                                                             ----       ----
                                                              (In thousands)

Net cash provided by operating activities                  $ 6,564    $ 4,001
                                                            ------     ------
Cash flows from investing activities
  Expenditures for property and equipment                  (23,121)    (9,518)
  Proceeds from sale of property and equipment               6,020      4,878
  Other                                                       (511)      (872)
                                                            ------     ------
Net cash used in investing activities                      (17,612)    (5,512)
                                                            ------     ------
Cash flows from financing activities
  Borrowings under revolving credit agreement               35,700     17,000
  Payments against revolving credit agreement              (17,700)   (16,000)
  Net treasury stock activity                                  --         259
                                                            ------     ------
Net cash provided by financing activities                   18,000      1,259
                                                            ------     ------
Net increase (decrease) in cash and cash equivalents         6,952       (252)
Cash and cash equivalents at January 1                       3,236      1,222
                                                            ------     ------
Cash and cash equivalents at September 30                 $ 10,188    $   970
                                                            ======     ======

                         See accompanying notes.



          FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
           Notes to Consolidated Condensed Financial Statements
                      September 30, 2002 and 2001
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

2.	SHAREHOLDERS' EQUITY
     --------------------
As of September 30, 2002 and December 31, 2001, respectively, there were 16,773,000 and 16,573,000 shares of our common stock outstanding.

3.	COMMITMENTS AND CONTINGENCIES
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

4.	EARNINGS PER SHARE
     ------------------
Common stock equivalents included in diluted weighted average shares, all of which result from dilutive stock options, were as follows:

                                                             2002       2001
                                                           -------     ------
For the three months ended September 30                    137,000     17,000
For the nine months ended September 30                     146,000        --

5. INCOME TAXES
   ------------
During the third quarter of 2002, we reported a benefit from income taxes of $3.9 million. In certain prior years, we recorded income tax deductions for interest paid on loans against insurance policies as allowed under the U.S. Tax Code. Due to the uncertainty of such deductions, we maintained a $4 million reserve for the contingent expense that could have resulted from any related tax assessments. By September 30, 2002, the risk of a tax assessment had ended and the reserve for any related expense was no longer required. Accordingly, during the quarter ended September 30, 2002, we reversed the amount of the reserve as a non-recurring reduction of our income tax expense.

6.	OPERATING SEGMENTS
     ------------------
Our operations consist of two reportable segments. The freight segment is engaged primarily in the motor carrier freight transportation business. The smaller segment is primarily engaged in non-freight activities relating to the sale and service of air conditioning and refrigeration components.

Following is information for each reportable segment for the three and nine-month periods ended September 30, 2002 and 2001 (in millions):

                                       Three Months        Nine Months
                                       -------------       -------------
                                       2002    2001       2002      2001
                                      -----   ------     ------    ------
Freight Operations
  Total Revenue                      $ 88.3  $ 83.9      $250.2    $246.8
  Operating Income                      1.0     0.4         1.6       0.4
  Total Assets                        148.2   138.4       148.2     138.4

Non-Freight Operations
  Total Revenue                      $  4.6  $ 16.4      $ 10.3    $ 43.6
  Operating Income                     (1.1)    0.4        (1.4)      0.4
  Total Assets                         18.5    29.9        18.5      29.9

Intercompany Eliminations
  Revenue                            $  --   $ (2.2)     $  --     $ (3.5)
  Operating Income                      --      --          --        --
  Total Assets                        (17.7)  (22.9)      (17.7)    (22.9)

Consolidated
  Revenue                            $ 92.9  $ 98.1      $260.4    $286.9
  Operating Income                      --      0.8         0.1       0.8
  Total Assets                        149.0   145.4       149.0     145.4

Intercompany elimination of revenue relates to transfers at cost of inventory such as trailers and refrigeration units from the non-freight segment for use by the freight segment.

7.	NEW ACCOUNTING STANDARDS
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


MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
The following table sets forth, as a percentage of freight revenue, certain major operating expenses for the three-month and nine-month periods ended September 30, 2002 and 2001.


                                       Three Months        Nine Months
                                       -------------     ---------------
                                       2002     2001     2002       2001
                                       ----     ----     ----       ----
Salaries, wages and related expenses   26.3%    26.4%    27.6%      26.8%
Purchased transportation               24.0     22.5     23.1       22.7
Supplies and expenses                  29.3     30.1     29.1       30.7
Revenue equipment rent                  6.5      8.5      8.2        8.1
Depreciation                            4.1      3.6      3.7        3.5
Claims and insurance                    5.6      5.9      4.7        5.1
Other                                   3.0      2.6      3.0        2.9
                                       ----     ----     ----       ----
Total freight operating expenses       98.8%    99.6%    99.4%      99.8%
                                       ====     ====     ====       ====


Third Quarter of 2002 vs. 2001
During the third quarter of 2002, our freight revenue increased by $4.4 million as compared to the third quarter of 2001 to $88.3 million. Non-freight revenue aggregated 4.9% and 14.5% of total revenue during the third quarter of 2002 and 2001, respectively.

Excluding the impact of reduced fuel adjustment revenue, during the third quarter of 2002, freight revenue improved by $5.2 million or 6.4% when compared with the third quarter of 2001. Full truckload revenue rose by $4.4 million between the third quarters of 2001 and 2002, on an 8.4% increase in the number of full truckload shipments we transported.

Also excluding the impact of reduced fuel adjustment charges, revenue from our less-than-truckload (LTL) activities improved by 3.7% between the third quarters of 2001 and 2002 to $24.7 million. During 2001, and through the first quarter of 2002, the number of LTL shipments we transported fell significantly from comparable prior-year levels. However, during the third quarter of 2002, we hauled 1.7% more LTL shipments than during the third quarter of 2001, and the average weight of those shipments was 3% more than it was during the comparable quarter of last year.

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

We are starting to see some diminished pressure on our freight rates which has negatively impacted our results during recent years. As market conditions permit, during 2002, we have begun to increase certain of our freight rates.

The number of tractors in our fleet of company-operated, full-truckload equipment increased from approximately 1,300 at the beginning of 2002 to about 1,320 by the end of the third quarter of 2002. As of September 30, 2001 we had approximately 1,280 such trucks. The number of full-truckload tractors provided to us by owner-operators has increased in 2002 by 100 to about 610. As of September 30, 2001, there were approximately 560 tractors in our owner-operator-provided full-truckload fleets. The increased number of company-operated full-truckload tractors resulted from an increase in the level of our dedicated fleet operations.

Full-truckload activities, which contributed more than 70% of freight revenue during the third quarters of both 2002 and 2001, are conducted primarily with company-operated equipment, while LTL activities are conducted primarily with equipment provided by owner-operators. Changes in the mix of LTL versus full-truckload revenue as well as fluctuations in the amount of total freight handled on company-operated versus owner-operator provided equipment, impact the percent of freight revenue absorbed by the various categories of operating expenses between the two quarters.

During the third quarter of 2002, the percent of freight revenue absorbed by salaries, wages and related expense was 26.3%, as compared to 26.4% during the year-ago quarter. Of the $1.1 million increase in salaries, wages and related expense, about 50% was related to increased driver payroll expenses and about 33% was related to increased payroll for non-driver employees. The remainder was due to increases in other costs associated with employment, such as health insurance and payroll taxes.

Purchased transportation expenses primarily represent payments to owner-operators who own trucks which we use to haul some of our freight. Owner-operators are responsible for all costs and expenses associated with the operation of their trucks including fuel, maintenance, insurance and labor. During the third quarter of 2002, purchased transportation expenses increased by $2.3 million, or 12% when compared to the year-ago quarter. We have increased the size of our owner-operator provided full-truckload fleet during 2002 by about 100 units, or nearly 20%. Virtually all of that increase occurred during the third quarter of 2002. The increase in the size of the owner-operator provided full-truckload fleet was a primary contributor to the increase in purchased transportation expense.

Supplies and expenses primarily represent costs we incur for fuel, maintenance, tires, driver over-the-road expenses and freight handling expenses. Such costs are for company-operated equipment. Supplies and expenses increased by $635,000 between the third quarters of 2001 and 2002. The amount we spent for fuel to operate the company-operated fleet declined by $115,000 or 1% between the quarters. Although per-gallon costs we paid for fuel decreased by 3% during the third quarter of 2002 as compared to the same quarter of 2001, the average number of miles traveled by our fleet increased. Sudden and dramatic fuel price volatility enhances or diminishes our profitability.We have in place a number of strategies designed to address such volatility.Owner-operators are responsible for all costs associated with their equipment, including fuel. Therefore, the cost of such fuel is not a direct expense of ours. With regard to fuel expenses for company-operated equipment, we attempt to mitigate the impact of fluctuating fuel costs by purchasing more fuel-efficient tractors and aggressively managing fuel purchasing. During the third quarter of 2002, our equipment repair expenses increased by about $500,000 as compared to the year-ago quarter. Much of this increase is related to our having extended the length of time we keep tractors before turning them in.

The total of depreciation and revenue equipment rent expense fell from 12.1% of freight revenue for the third quarter of 2001 to 10.6% for the comparable 2002 quarter. This change resulted primarily from the increased use of owner-operator provided trucks in our full-truckload operations.

Claims and insurance expense was $4.9 million during the third quarter of 2002, about the same as the third quarter of 2001. Claims and insurance expense was about 50% more than in 2002's second quarter. During 2002's third quarter, one of our trucks was involved in a major accident. The accident resulted in significant injuries to several occupants of the other vehicle. That event was the primary contributor to the increase in claims and insurance expenses during the third quarter of 2002. Factors mitigating the impact of the July 2002 accident included improvement with regard to cargo and physical damages claims.

Operating income from our freight hauling activities increased by $671,000 or 180% to $1,043,000 during the three months ended September 30, 2002 as compared to the second quarter of 2001.

During the third quarter of 2002, our non-freight operation incurred a loss of $1,086,000, as compared to an operating profit of $446,000 in the same quarter of 2001. We sold most of our non-freight business in December of 2001. The remaining business has significant inventories of refrigeration equipment and air conditioning parts that are slow-moving. Because customer demand for such parts is usually strongest during the summer and early fall we intensified our efforts to sell these parts during this year's third quarter. Our success was limited by a number of factors. Accordingly, during the third quarter of 2002, we lowered our expectations about how much those parts are worth, and we recorded as expense the difference between the amount we expect to receive on sale or other disposition of the parts and what we paid for them. The inventory write-down was the cause of our third quarter loss from non-freight operations.

Including the results from both freight and non-freight operations, our loss from operations for the third quarter of 2002 was $43,000 as compared to an operating profit of $818,000 for the same period of 2001.

Interest and other expense, net rose from $344,000 to $497,000 between the two quarters. Although the interest expense we have incurred on our debt decreased by $90,000 to $145,000 the components of miscellaneous non-operating expenses related to certain life insurance investments rose by about $200,000 between the two quarters.

We incurred a pre-tax loss of $540,000 during the third quarter of 2002 as compared to pre-tax income of $474,000 during the comparable 2001 period.

During the third quarter of 2002, we reported a benefit from income taxes of $3.9 million. In certain prior years, we recorded income tax deductions for interest paid on loans against insurance policies as allowed under the U.S. Tax Code. Due to the uncertainty of such deductions, we maintained a $4 million reserve for the contingent expense that could have resulted from any related tax assessments. By September 30, 2002, the risk of a tax assessment had ended and the reserve for any related expense was no longer required. Accordingly, during the quarter ended September 30, 2002, we reversed the amount of the reserve as a non-recurring reduction of our income tax expense.

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

First Nine Months of 2002 vs. 2001
Items not specifically discussed with regard to the nine-month period fluctuated on a year-to-date basis in a manner and for reasons similar to those outlined in the above discussion regarding the three-month period.

Excluding the impact of decreased fuel adjustment charges, for the first nine months of 2002, revenue from our full-truckload operations rose by $7.7 million, or 4.4%, while revenue from our LTL operations rose by $350,000 or 0.5%, in each case when compared to the prior year comparable period. Including the impact of fuel adjustment charges, total freight revenue increased by $3.3 million, or 1.3%.

For the nine months ended September 30, 2002, salaries, wages and related expenses were 27.6% of freight revenues as compared to 26.8% for the comparable year-ago period. Total salaries and wages increased by 4.3%, but salaries for employee-drivers, which represent more than half of the total, increased by only 2.3% between the nine-month periods ender September 30, 2002 and 2001. Non-driver payroll costs rose by 4.8%, primarily due to merit increases. On a year-to-date basis, costs associated with work-related injuries have increased about $700,000 in 2002 vs. 2001.

In December 2001, we sold the largest component of our non-freight operations. The business we sold is a dealership engaged in the sale and service of refrigeration equipment and of trailers used in freight transportation. Products offered included trailers manufactured by Wabash and mobile trailer refrigeration machinery manufactured by Carrier
Transicold. Because revenue and expenses from the dealership were present in our financial statements during 2001, but not in 2002, our non-freight revenue has declined by $29.8 million this year. However, our non-freight expense fell by only $27.9 million between the same two periods. Our remaining non-freight operation is engaged in the sale and service of air conditioning and refrigeration components. For the first nine months of 2002, we incurred an operating loss from our non-freight activities of $1.4 million as compared to an operating profit of $431,000 during the first nine months of 2001. This substantially offset the $1.1 million increase in operating income from our freight activities between the same periods.

Because we carry large deductibles for personal injury claims, insurance premiums are not a primary determinant of claims and insurance expense. Individual events which result in our exposure for significant liability for personal injury occur infrequently. Because of this irregular timing of larger claims, our claims and insurance expense will demonstrate significant volatility over time. Accordingly, during 2002, 42% of our September 30 year-to-date claims and insurance expense was incurred during the third quarter as compared to 39% during 2001.

During the first nine months of 2002, we reported a benefit from income taxes of $4.0 million. In certain prior years, we recorded income tax deductions for interest paid on loans against insurance policies as allowed under the U.S. Tax Code. Due to the uncertainty of such deductions, we maintained a $4 million reserve for the contingent expense that could have resulted from any related tax assessments. By September 30, 2002, the risk of a tax assessment had ended and the reserve for any related expense was no longer required. Accordingly, during the quarter ended September 30, 2002, we reversed the amount of the reserve as a non-recurring reduction of our income tax expense.

LIQUIDITY AND CAPITAL RESOURCES

Our primary needs for capital resources are to finance working capital, capital expenditures and, from time to time, acquisitions. Working capital investment typically increases during periods of sales expansion when seasonally high levels of receivables and, with regard to non-freight operations, inventory are present. In May of 2002, we entered into a new $40 million 3-year credit facility with Comerica Bank-Texas and LaSalle Bank. The new credit agreement is initially secured by our accounts receivable. To the extent that our receivables do not support our borrowing needs, we may, subject to the $40 million limit, pledge a portion of our tractors or trailers to support additional borrowing. The new agreement limits capital expenditures, our ability to pay dividends and the amount of fixed charges and debt we may incur. At September 30, 2002, we had long-term debt of $20 million. The unused portion of the company's $40 million revolving credit facility was approximately $15 million. Also, as of September 30, 2002 we had $10.2 million of cash on hand. On October 1, 2002, we repaid $7 million of our debt, which we expect lower our borrowing costs for the balance of the year.

During the nine months ended September 30, 2002, net cash provided by operating activities was $6.6 million as compared to $4.0 million in 2001.

We believe that our current cash position, funds from operations, and the availability of funds under our credit agreement will be sufficient to meet anticipated liquidity requirements for the next twelve months. As of September 30, 2002, our working capital was $40.7 million as compared to $25.1 million at the end of 2001. This includes an increase of $7.0 million in the amount of our cash and cash equivalents. On October 1, 2002, we repaid $7 million of our long-term debt. Also serving to increase working capital at September 30, 2002 was a seasonal increase in our accounts receivable.

OUTLOOK

Statements contained herein which are not historical facts are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act ("PSLRA") of 1995. Certain statements contained herein including statements regarding the anticipated development and expansion of our business or the industry in which we operate, our intent, plans, belief or current expectations of the company, our directors or our officers, primarily with respect to the future operating performance or our financial position and other statements contained herein regarding matters that are not historical facts, are "forward-looking" statements (as such term is defined in PSLRA). Because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied from such forward-looking statements. These risks and uncertainties include, but not limited to, competition, weather conditions and the general economy; the availability and cost of labor; interest rates and the company's ability to negotiate favorably with lenders and lessors; the availability and cost of new equipment, fuel and supplies; the market for previously-owned equipment; the impact of changes in the tax and regulatory environment in which we operate, operational risks, insurance and risks associated with the technologies and systems we use.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2002, debt stood at $20 million, which approximated fair market value. We sponsor a Rabbi Trust for the benefit of participants in a supplemental executive retirement plan. As of September 30, 2002, the trust had about 133,000 shares of our stock. To the extent that trust assets are invested in our stock, our future pre-tax income will reflect changes in the market value of our stock.

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

Item 4. Controls and Procedures

Within 90 days prior to the date of filing of this report, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the Chief
Executive Officer and the Chief Financial Officer, of the effectiveness of, the design and the operation of the company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14. Based on the evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in the company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Items 1, 2, 3, 4 and 5 of Part II are omitted due to a lack of updated information to disclose pursuant to said items.

Item 6. Exhibits and reports on Form 8-K.

a. Exhibits

   None

b. On July 16, 2002, we filed a current report on Form 8-K announcing a change in our certified independent public accountant, which we amended on a Form 8-K/A filed on July 19, 2002.

On August 15, 2002 we filed a current report on Form 8-K in which we filed the certifications as of June 30, 2002 of our Chief Executive Officer (as Exhibit 99.1) and our Chief Financial Officer (as Exhibit 99.2) pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Frozen Food Express Industries, Inc.
                                      ------------------------------------
                                      (Registrant)


November 12, 2002                 By: /s/ Stoney M. Stubbs, Jr.
                                      ------------------------------------
                                      Stoney M. Stubbs, Jr.
                                      Chairman of the Board and
                                      Chief Executive Officer


November 12, 2002                  By: /s/ F. Dixon McElwee, Jr.
                                      ------------------------------------
                                      F. Dixon McElwee, Jr.
                                      Senior Vice President and
                                      Chief Financial Officer


                            CERTIFICATION


I, Stoney M. Stubbs, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Frozen Food Express Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

   a) All significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Stoney M. Stubbs, Jr.
-------------------------
Stoney M. Stubbs,  Jr.
Chairman of the Board and
Chief Executive Officer

See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is filed on Form 8-K on the date of this report.

                            CERTIFICATION

I, F. Dixon McElwee, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Frozen Food Express Industries, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entites, particularly during the period in which this quarterly report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors(or persons performing the equivalent function):

   a) All significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ F. Dixon McElwee, Jr.
-------------------------
F. Dixon McElwee,  Jr.
Senior Vice President and
Chief Financial Officer

See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is filed on Form 8-K on the date of this report.