Form 10-K
period 2002-12-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2003-03-28
CIK 39273

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                    FORM 10-K
                                   (MARK ONE)
           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                        THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM ________ TO ________

                          COMMISSION FILE NUMBER 1-10006
                        FROZEN FOOD EXPRESS INDUSTRIES, INC.
---------------------------------------------------------------------------
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

       TEXAS                                                 75-1301831
---------------------------------------------------------------------------
STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)

               1145 EMPIRE CENTRAL PLACE, DALLAS, TEXAS         75247-4309
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

            Indicate by check mark whether the registrant (l) has
    filed all reports required to be filed by Section 13 or 15(d) of the Securities change Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes   [X]           No   [ ]

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

   Indicate by check mark whether the registrant is an accelerated filer
                   (as defined in Exchange Act Rule 12b-(2).
                        Yes   [ ]           No   [X]

     As of March 22, 2003 16,904,762 shares of the registrant's common stock, $l.50 par value, were outstanding. The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 28, 2002 was $34,655,000. This amount is based on the closing sale price of the registrant's common stock as reported by
                           Nasdaq on such date.

                   DOCUMENTS INCORPORATED BY REFERENCE
         The sections "Outstanding Capital Stock; Principal Shareholders", "Nominees for Directors", "Executive Compensation", and "Transactions with Management and Directors" of the Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2003, are incorporated by reference into
Part III of this Form 10-K.
         Portions of the Annual Report to Shareholders for the year ended December 31, 2002, are incorporated by reference into Parts I and II of this Form 10-K.
                                PART I

ITEM 1.  BUSINESS.
         Frozen Food Express Industries, Inc. is the largest full-service, publicly-owned, temperature-controlled trucking company in North America. References herein to us unless the context requires otherwise, include Frozen Food Express Industries, Inc. and our subsidiaries, all of which are wholly owned. We are also the only nationwide, full-service, temperature-controlled trucking company in the United States offering all of the following services:
         - FULL-TRUCKLOAD: A load, typically weighing between 20,000 and 40,000 pounds and usually from a single shipper, filling the trailer. Normally, a full-truckload shipment has a single destination, although we are also able to provide multiple deliveries. According to industry publications and based on 2001 revenue, we are one of the largest temperature-controlled, full-truckload carriers in North America.
         - DEDICATED FLEETS: In providing certain full-truckload services, we enter into a contract with a customer to provide service involving the assignment of specific trucks and drivers to handle certain of the customer's transportation needs. Frequently, we and our customers anticipate that dedicated fleet logistics services will both lower the customer's transportation costs and improve the quality of service the customer receives.
         - LESS-THAN-TRUCKLOAD ("LTL"): A load, typically consisting of 18 to 30 shipments, each weighing as little as 50 pounds or as much as 20,000 pounds, from multiple shippers destined to multiple receivers. Our temperature-controlled LTL operation is the largest in the United States and the only one offering regularly scheduled nationwide service. We are the only major LTL carrier which uses multi-compartment refrigerated trailers to carry goods requiring different temperatures on one trailer, enhancing customer service and operating efficiencies.
         - DISTRIBUTION: Distribution services generally involve the delivery of cargo within a 50-to-75-mile radius of a company terminal. Full-truckload or large LTL loads are divided into smaller shipments at a terminal and delivered by distribution trucks to "end users," such as grocery stores, food brokers or drug stores, typically within a single metropolitan area.
         Following is a summary of certain financial and statistical data for the years ended December 31, 1998 through 2002 (LTL data also includes distribution shipments):

                               2002      2001      2000      1999      1998
Revenue*                       ----      ----      ----      ----      ----
  Full-truckload and
   dedicated fleet            $245.9    $236.4    $221.6    $211.5    $206.1
  Less-than-truckload           92.7      90.9     101.9      99.4     100.0
  Non-freight                   12.3      51.1      68.9      61.2      43.8
                               -----     -----     -----      ----     -----
   Total                      $350.9    $378.4    $392.4    $372.1    $349.9
                               =====     =====     =====     =====     =====

  Freight operating ratio       98.9%     99.2%    100.3%    105.2%     95.1%
  Full-truckload
    Loaded miles*              175.3     166.3     158.0     157.2     155.0
    Shipments**                191.0     178.5     173.9     165.0     166.0
    Revenue per shipment**    $  1.3    $  1.3    $  1.3    $  1.3    $  1.2
    Loaded miles per load        918       932       919       953       934
  Less-than-truckload
    Hundredweight*               7.6       7.4       8.3       8.1       8.5
    Revenue per hundredweight $12.14    $12.31    $12.29    $12.30    $11.76
    Shipments**                259.9     253.0     284.4     277.9     293.1
    Revenue per shipment      $  356    $  359    $  358    $  358    $  341

        *In millions
       **In thousands

     The percent of total freight revenue contributed by full-truckload operations and by LTL operations during the past five years is summarized below:
                                           Percent of Total Freight
Revenue                                   ---------------------------
-----                                 2002    2001    2000    1999     1998
                                      ----    ----    ----    ----     ----
Full-truckload and dedicated fleet     73%     72%     68%     68%      67%
LTL and distribution                   27      28      32      32       33
                                       ==      ==      ==      ==       ==

         We offer nationwide "one call does all" services to about 7,000 customers, each of which accounted for less than 10% of total revenue during each of the past five years.
         Freight revenue from international activities was less than 10% of total freight revenue during each of the past five years.

MARKETS WHICH WE SERVE
----------------------
         - FREIGHT SEGMENT: Our refrigerated and non-refrigerated ("dry") truck operations serve more than 7,000 customers in the United States, Mexico and Canada. Our refrigerated division accounts for more than 80% of our total freight revenue. Our customers are involved in a variety of products including food products, pharmaceuticals, medical supplies and household goods. Our customer base is diverse in that our 5, 10 and 20 largest customers accounted for 26%, 34%, and 43%, respectively, of our total freight revenue during 2002. None of our markets is dominated by any single competitor. We compete with several thousand other trucking companies. The principal method of competition are price, quality of service and availability of equipment needed to satisfy customer requirements.
         For decades, most of the market for nationwide refrigerated LTL service has been shared between one other company and ourselves. We competed primarily on price and breadth of services. In recent years, the competitor's annual LTL revenue was about one half as much as our LTL revenue. During December 2002, the competitor announced that it planned to cease operations and liquidate, a process that began in January 2003. As a result, we have experienced a significant increase in our LTL volume of shipments. In order to provide service to our expanded LTL customer base, in December 2002, we opened terminals near Miami, FL and Modesto, CA.
Although we expect this increased activity to carry over into future periods, there can be no assurance that will occur.
         Increased competition from logistics outsourcing and freight consolidators mitigated our penetration of the market for refrigerated LTL services during 2000, 2001 and most of 2002.
         - Refrigerated Trucking: More than 80% of the cargo we transport is temperature-sensitive. Examples are meat, poultry, seafood, processed foods, candy and other confectioneries, dairy products, pharmaceuticals, medical supplies, fruits and vegetables, cosmetics, film and heat-sensitive manufacturing materials. The common and contract hauling of temperature-sensitive cargo is highly fragmented and comprised primarily of carriers generating less than $50 million in annual revenue. Industry publications report that only 10 temperature-controlled carriers generated $100 million or more of revenue in 2001, the most recent year for which data is available. In addition, many major food companies, food distribution firms and grocery chains transport a portion of their freight with their own fleets ("private carriage").
         High-volume shippers have traditionally sought to lower their cost structures by reducing their private carriage capabilities and turning to common and contract carriers ("core carriers") for their transportation needs. As core carriers continue to improve their service capabilities through such means as satellite communications systems and electronic data interchange, some shippers have abandoned their private carriage fleets in favor of common or contract carriage. We believe that the temperature-controlled private carriage segment accounts for more than 40% of the total temperature-controlled portion of the motor carrier industry.
         During recent years, a number of refrigerated motor carriers reduced the scale of or ceased their operations. Others have entered reorganization proceedings. We believe that our substantial capital strength will enable us to gain market penetration as the industry continues to consolidate.
         - Non-Refrigerated Trucking: Our non-refrigerated trucking operation conducts business under the name American Eagle Lines ("AEL"). During 2002, AEL accounted for about 20% of our total freight revenue, as compared to 15% as recently as 2000. AEL serves the dry full-truckload market throughout the United States and Canada. During 2002, a Fortune 50 company that is one of AEL's principal customers named AEL its "Carrier of the Year".
        - NON-FREIGHT SEGMENT: We are engaged in a non-freight business segment, which until December 2001 consisted primarily of a franchised dealer and repair facility for Wabash trailers and Carrier Transicold brand truck and trailer refrigeration equipment. We sold this dealership in December 2001 retaining a 19.9% ownership interest in the buyer. This dealer continues to provide refrigeration units and repair service for our trailers. The non-freight segment will continue to distribute motor vehicle air conditioning parts and to re-manufacture mechanical air conditioning and refrigeration components.

OPERATIONS
----------
         From the beginning of 1998 through 2002, our company-operated, full-truckload tractor fleet increased from about 1,130 units to 1,340 units. During the same period, we have emphasized expansion of our fleet of independent contractor ("owner-operator") provided full-truckload tractors. As of December 31, 2002, our full-truckload fleet also included approximately 540 tractors provided by owner-operators as compared to approximately 380 at the beginning of 1998.
    	 The management of a number of factors is critical to a trucking company's growth and profitability, including:
         - Employee-Drivers: Driver shortages and high turnover can reduce revenue and increase operating expenses through reduced operating efficiency and higher recruiting costs. Until 2000, operations were not significantly affected by driver shortages. During 2000, due to historically low unemployment, competition for skilled labor intensified. As a result, we were unable in 2000 to attract and retain a sufficient number of qualified drivers. We maintain an active driver-recruiting program. During the summer of 2000, employee-driver mileage-based pay rates were significantly increased in an effort to better attract and retain quality employee-drivers. As the labor market began to soften in 2001, however, the availability of drivers increased, alleviating the driver shortage of 2000.
         - Owner-Operators: We actively seek to expand our fleet with equipment provided by owner-operators. The owner-operator provides the tractor and driver to pull our loaded trailer. The owner-operator pays the drivers' wages, fuel, equipment-related expenses and other transportation expenses and receives a portion of the revenue from each load. At the end of 2002, we had contracts for approximately 540 owner-operator tractors in our full-truckload divisions and approximately 195 in our LTL operations.
         The percent of full-truckload and LTL revenue generated from shipments transported by owner-operators during each of the last five years is summarized below:

                                        Percent of Revenue from Shipments
                                          Transported by Owner-Operators
                                          ------------------------------
                                        2002    2001    2000    1999    1998
                                        ----    ----    ----    ----    ----
Full-truckload and dedicated fleet       30%     26%     28%     25%     24%
LTL and distribution                     64%     68%     69%     69%     69%
                                         ==      ==      ==      ==      ==

         We have traditionally relied on owner-operator-provided equipment to transport much of our customers' freight. As competition for employee-drivers has increased, other trucking companies have initiated or expanded owner-operator fleets. Accordingly, we became more aggressive in our solicitation for and retention of owner-operator-provided equipment.
         - Fuel: The average per-gallon fuel cost we paid decreased by approximately 5% in 2002, but did not change significantly in 2001. Such costs increased by 35% in 2000 from 1999. Owner-operators are responsible for all costs associated with their equipment, including fuel. Therefore, the cost of such fuel is not a direct expense of ours. Fuel price fluctuations result from many external market factors that cannot be influenced or predicted by us.
         In addition, each year several states increase fuel taxes. Recovery of future increases or realization of future decreases in fuel prices and fuel taxes, if any, will continue to depend upon competitive freight-market conditions.
         Since the end of 2002, fuel costs have increased by 35%-40% or more. We do not hedge our exposure to volatile energy prices, but we are able to mitigate the impact of such volatility by adding fuel adjustment charges to the basic rates for the freight services we provide. The adjustment charges are designed to, but often do not, fully offset the increased fuel expenses we incur when the prices escalate as rapidly as they have during the first three months of 2003.
         - Risk Management: Liability for accidents is a significant concern in the trucking industry. Exposure can be large and occurrences can be unpredictable. The cost and human impact of work-related injury claims can also be significant. To address these concerns, we maintain a risk management program designed to minimize the frequency and severity of accidents and to manage insurance coverage and claims. As part of the program, we carry insurance policies under which we retain liability for up to $5 million on each property, casualty and general liability claim, $1 million for substantially all individual work-related injury claims and $250,000 on each cargo claim.
         Insurance premiums do not significantly contribute to our costs, partially because we carry large deductibles under our policies of liability insurance. Claims and insurance costs on a per-mile basis fell by 14% during 2002 and 10% in 2001. The reduced claims and insurance expense was due primarily to improved claims experience, particularly for physical damage to our tractors and trailers.
         Prior to December 2001 our retained liability for injury to persons was limited to $1 million per occurrence. During 2001, our industry was subjected to cost prohibitive renewal prices for a deductible below $5 million. Because of our retained liability, a series of very serious traffic accidents, work-related injuries or unfavorable developments in the outcomes of existing claims could materially and adversely affect our operating results. Claims and insurance expense can vary significantly from year to year. Reserves representing our estimate of ultimate claims outcomes are established based on the information available at the time of an incident.
As additional information regarding the incident becomes available, any necessary adjustments are made to previously recorded amounts. The aggregate amount of open claims, some of which involve litigation, is significant.
         Our risk management program is founded on the continual enhancement of safety in our operations. Our safety department conducts programs that include driver education and over-the-road observation. All drivers must meet or exceed specific guidelines relating to safety records, driving experience and personal standards, including a physical examination and mandatory drug testing.
         Drivers must also complete our training program, which includes tests for motor vehicle safety and over-the-road driving. They must have a current commercial drivers license before being assigned to a tractor. Student drivers undergo a more extensive training program as a second driver with an experienced instructor-driver. Drivers and applicants who test positive for drugs are turned away and drivers who test positive for such substances are immediately disqualified from driving. In accordance with federal regulations, we conduct drug tests on all driver candidates and maintain a continuing program of random testing for use of such substances.
      - Customer Service: Our "one call does all" full-service capability, combined with the service-oriented corporate culture we gained from our many years as a successful LTL carrier, enables us to compete on the basis of service, rather than solely on price. We also believe that major shippers will continue to require increasing levels of service and that they will rely on their core carriers to provide transportation and logistics solutions, such as providing the shipper real-time information about the movement and condition of any shipment.
         Temperature-controlled, full-truckload service requires a substantially lower capital investment for terminals and lower costs of shipment handling and information management than does LTL. Pricing is based primarily on mileage, weight and type of commodity. At the end of 2002, our full-truckload tractor fleet consisted of approximately 1,340 tractors owned or leased by us and approximately 540 tractors contracted to us by owner-operators, making us one of the seven largest temperature-controlled, full-truckload carriers in North America.
         Prior to 1998, we conducted limited operations involving "dedicated fleets". In such an arrangement, we contract with a customer to provide service involving the assignment of specific trucks to handle transportation needs of its customers. Frequently, we and our customer anticipate that dedicated fleet logistics services will both lower the customer's transportation costs and improve the quality of the service the customer receives. In late 1998, we improved our capability to provide, and expanded efforts to market, dedicated fleet services. About 6% of our company-operated full-truckload fleet is now engaged in such operations.
         Temperature-controlled LTL trucking requires a system of terminals, capable of holding refrigerated and frozen products. LTL terminals are strategically located in or near New York City, Philadelphia, Atlanta, Lakeland (Florida), Miami, Chicago, Dallas, Salt Lake City, Modesto and Los Angeles. Some of these LTL terminals also serve as full-truckload driver centers where company-operated, full-truckload fleets are based. During 2000 and 2001, we closed terminals in other locations. The Miami and Modesto terminals were added late in 2002 in order to help us manage increased LTL traffic to and from the south Florida and northern California markets.
         In addition to the LTL terminals, which also serve as full-truckload employee-driver centers, full-truckload activities are also conducted from a terminal in Fort Worth, Texas. Temperature-controlled LTL trucking is service and capital intensive. LTL freight rates are higher than those for full-truckload and are based on mileage, weight, type of commodity, space required in the trailer and pick-up and delivery.
         - Information Management: Superior information management is essential to a successful temperature-controlled LTL operation. On a typical day, our LTL system handles about 5,000 shipments - about 3,000 on the road, 1,000 being delivered and 1,000 being picked up. In 2002, the LTL operation handled about 260,000 individual shipments.
         - International Operations: During 2002, the North American Free Trade Agreement ("NAFTA") was expected to be fully implemented with regard to the ability of Mexico and United States-based trucking companies to operate to and from one another's nation. We do not anticipate altering our method of service into Mexico nor do we expect NAFTA to generate a significant presence of Mexico-based carriers transporting freight into the United States. NAFTA does not expand the ability for American or Mexican trucking companies to haul freight between points within one another's countries.
         For more than a decade, we have partnered with Mexico-based truckers to facilitate freight moving both ways across the southern United States border. Freight moving from Mexico is hauled in our trailers to the border by the Mexico-based carrier. There, the trailer is exchanged. Southbound shipments work much the same way. This system has been in place approximately 10 years. Often, we have sold used trailer equipment to these carriers for use in the intra-Mexico operations. Based on discussions with our Mexico-based partners, we do not anticipate a need to change our manner of dealing with southbound international freight. Less than 5% of our consolidated freight revenue during 2002 involved international shipments, all of which was billed in United States currency.

EQUIPMENT
---------
         We operate premium company-operated tractors in order to help attract and retain qualified employee-drivers, promote safe operations, minimize maintenance and repair costs and assure dependable service to our customers. We believe that the higher initial investment for our equipment is recovered through more efficient vehicle performance and improved resale value. Prior to 2002, we had a three-year replacement policy for most of our full- truckload tractors. Repair costs are mostly recovered through efficient vehicle performance and manufacturers' warranties, but routine and preventative maintenance is our expense.
         During 2001, the demand for and value of previously-owned trucks plummeted. When we acquired such assets three years previously, the truck manufacturer agreed to buy the trucks back for a specified price at the end of our three-year replacement cycle. The manufacturer began expressing concern about its obligation to buy used trucks for which there was little, if any, demand. After extensive discussions with the manufacturer, in 2002 we agreed to extend the turn-in dates of two-thirds of our trucks and to proportionally reduce the price we will be paid for those used trucks. Concurrently, we agreed that new trucks purchased during 2002 and 2003 will be returned at predetermined prices to the manufacturer after 42 or 48 months of service. We will determine which trucks will be returned at 42 or 48 months as those dates approach, but we are obliged to return no more than 50% of our trucks at 42 months. We expect this extended replacement cycle to increase our maintenance expenses by minor amounts. Most of our tractors which were put into service before 2002 are leased for 36 month terms. We approached our equipment lessors to request extended lease terms to match the extended trade-back schedule. Only one lessor refused to do so, and we were able to extend the maturity of those leases with financing provided by the financial services division of the manufacturer. During their primary term, the original leases qualified as off-balance sheet operating leases under GAAP. The lease extensions qualify as financing leases under GAAP.
         Our full-truckload fleets use computer and satellite technology to enhance efficiency and customer service. The satellite-based communications system provides automatic hourly position updates of each full-truckload tractor and permits real-time communication between operations personnel and drivers. Dispatchers relay pick-up, delivery, weather, road and other information to the drivers while shipment status and other information is relayed by the drivers to our computers via the satellite.
         We plan to add up to 50 trucks to our company-operated, full-truckload fleet during 2003. Changes in the fleet depend upon acquisitions, if any, of other motor carriers, developments in the nation's economy, demand for our services and the availability of qualified employee drivers. Continued emphasis will be placed on improving the operating efficiency and increasing the utilization of this fleet through enhanced driver training and retention and reducing the percentage of empty, non-revenue producing miles.

REGULATION
----------
         The Federal Motor Carrier Safety Administration (FMCSA) has proposed to make numerous changes to the regulations which goven drivers' hours of service. As of the date of this filing, the specific provisions of the FMCSA proposal have not been made public. Hours of Service ("HOS") rules issued by the FMCSA, in effect since 1939, generally limit the number of consecutive hours and consecutive days that a driver may work. If the FMCSA were to amend the rules to reduce those number of hours or days, the reduced availability of our drivers and equipment to generate revenue could negatively impact our operating results. Until the FMCSA issues it's proposed amendment to the HOS rules, we are unable to predict the impact, if any, such an amendment may have on us.
         Our interstate operations are subject to regulation by the United States Department of Transportation, which regulates driver qualifications, safety, equipment standards and insurance requirements. We are also subject to regulation of various state regulatory agencies with respect to certain aspects of our operations. State regulations generally involve safety and the weight and dimensions of equipment.

SEASONALITY
-----------
         Our refrigerated full-truckload operations are somewhat affected by seasonal changes. The early winter, late spring and summer growing seasons for fruits and vegetables in California and Texas typically create increased demand for trailers equipped to transport cargo requiring refrigeration. Our LTL operations are also impacted by the seasonality of certain commodities. As a result, LTL shipment volume during the winter months is normally lower than other months. Shipping volumes of LTL freight are usually highest during July through October. In addition, severe winter driving conditions such as those witnessed in the northern and eastern United States, can be hazardous and impair all of our trucking operations from time to time.

EMPLOYEES
---------
         The number of our employees, none of which are subject to collective bargaining arrangements, as of December 31, 2002 and 2001, was as follows:

                                               2002                2001
     Freight Operations:                       -----               -----
         Drivers and trainees                  1,624               1,515
         Non-driver personnel
           Full time                             798                 646
           Part time                              65                  87
                                               -----               -----
     Total Freight Operations                  2,487               2,248
     Non-Freight Operations                       95                 192
                                               -----               -----
     Total                                     2,582               2,440
                                               =====               =====

OUTLOOK
-------
         This report contains information and forward-looking statements that are based on management's current beliefs and expectations and assumptions we made based upon information currently available. Forward-looking statements include statements relating to our plans, strategies, objectives, expectations, intentions, and adequacy of resources and may be identified by words such as "will", "could", "should", "believe", "expect", "intend", "plan", "schedule", "estimate", "project" and similar expressions. These statements are based on our current expectations and are subject to uncertainty and change.
         Although we believe that the expectations reflected in such forward-looking statements are reasonable, actual results could differ materially from the expectations reflected in such forward-looking statements. Should one or more of the risks or uncertainties underlying such expectations not materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those we expect.
         Factors that are not within our control that could contribute to such differences and that may have a bearing on operating results include demand for our services and products, and our ability to meet that demand, which may be affected by, among other things, competition, weather conditions and the general economy, the availability and cost of labor, our ability to negotiate favorably with lenders and lessors, the effects of terrorism and war, the availability and cost of equipment, fuel and supplies, the market for previously-owned equipment, the impact of changes in the tax and regulatory environment in which we operate, operational risks and insurance, risks associated with the technologies and systems we use and the other risks and uncertainties described elsewhere in our filings with the Securities and Exchange Commission.

INTERNET WEB SITE
-----------------
         We maintain a web site on the Internet through which additional information about FFEX is available. Our web site address is www.ffex.net. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, press releases, earnings releases and other reports filed with the Securities and Exchange Commission. Pursuant to Section 13 or 15 (d) of the Exchange Act are available, free of charge, on our web site as soon as practical after they are filed.

SEC FILINGS
-----------
         We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (SEC). Our reports and any materials we file with the SEC are available at the Public Reference Room, located at 450 Fifth Street, N.W., Washington, D.C. 20549. Information may be obtained from the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a web site at www.sec.gov that contains information we file with the agency. Our common stock is traded in the Nasdaq Stock Market under the symbol "FFEX".

ITEM 2.  PROPERTIES
         ----------
         At December 31, 2002, we maintained terminals or office facilities of 10,000 square feet or more in or near the following cities:


                                   Approximate
                                   -----------           (O)wned or
  Division/Location           Square Feet    Acreage     (L)eased
  -----------------           -----------    -------      --------
Freight Division
     Dallas, TX                 100,000        80.0          O
     Ft. Worth, TX               34,000         7.0          O
     Chicago, IL                 37,000         5.0          O
     Lakeland, FL                26,000        15.0          O
     Newark, NJ                  17,000         5.0          O
     Atlanta, GA                 40,000         7.0          L
     Los Angeles, CA             40,000         6.0          L
     Salt Lake City, UT          25,000         7.0          L
     Miami, FL                   17,500         N/A          L
Non-Freight Division
     Dallas, TX                 103,000         8.5          O
     Oklahoma City, OK           20,000         2.0          O
Corporate Office
     Dallas, TX                  34,000         1.7          O

	 Lease terms range from one month to twelve years. We expect that present facilities are sufficient to support our operations. We also own three properties in Texas that we lease to W&B Service Company, LP, an entity in which we hold a 19.9% ownership interest.

  	 The following table sets forth certain information regarding our revenue equipment at December 31, 2002 and 2001:

                                       Age in Years
                           ------------------------------------
Tractors                   Less than 1    1 thru 3   4 or more      Total
--------                   -----------    --------   ---------      -----
                            2002  2001   2002  2001  2002  2001   2002   2001
                            ----  ----   ----  ----  ----  ----   ----   ----
Company owned and leased     276   482    975   890   160    17  1,411  1,389
Owner-operator provided        8    77    127   225   602   402    737    704
                             ---   ---    ---   ---   ---   ---  -----  -----
    Total                    284   559  1,102 1,115   762   419  2,148  2,093
                             ===   ===  ===== =====   ===   ===  =====  =====

                                      Age in Years
                           ------------------------------------
Trailers                   Less than 1    1 thru 5   6 or more      Total
--------                   -----------    --------   ---------      -----
                            2002  2001   2002  2001  2002  2001   2002   2001
                            ----  ----   ----  ----  ----  ----   ----   ----
Company owned and leased     301   214  1,925 2,163 1,063   705  3,289  3,082
Owner-operator provided        1     2     12    12     6     7     19     21
                             ---   ---  ----- ----- -----   ---  -----  -----
    Total                    302   216  1,937 2,175 1,069   712  3,308  3,103
                             ===   ===  ===== ===== =====   ===  =====  =====

         Approximately 80% of our trailers are insulated and equipped with refrigeration units capable of providing the temperature control necessary to handle perishable freight. Trailers that are used primarily in LTL operations are equipped with movable partitions permitting the transportation of goods requiring maintenance of different temperatures. We also operate a fleet of non-refrigerated trailers in our "dry freight" full-truckload operation. Company-operated trailers are primarily 102 inches wide. Full-truckload trailers used in dry freight operations are 53 feet long. Temp-erature controlled operations are conducted with both 48 and 53 foot refrig-erated trailers.
         Our general policy is to replace our company-operated, heavy-duty tractors after 42 or 48 months, subject to cumulative mileage and condition. Our trailers are usually retired after seven years of service. Occasionally, we retain retired equipment for use in local delivery operations.

ITEM 3.  LEGAL PROCEEDINGS.
         -----------------
         We are party to routine litigation incidental to our businesses, primarily involving claims for personal injury and property damage incurred in the ordinary and routine transportation of freight. The aggregate amount of these claims is significant. We maintain insurance programs and accrue for expected losses in amounts designed to cover liability resulting from personal injury and property damage claims.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------
         No matters were submitted to a vote of our shareholders during the fourth quarter of 2002.


                                 PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS.
         -------------------------------------------------------------
          The information regarding common stock price per share and common stock trading volume set forth under the caption "Common Stock Information and Unaudited Quarterly Financial Data" appearing on page 28 of the Annual Report to Shareholders for the year ended December 31, 2002, is incorporated by reference into this Report.

ITEM 6.  SELECTED FINANCIAL DATA
         -----------------------
         The information set forth under the caption "Five-Year Financial and Statistical Information" appearing on page 16 of the Annual Report to Shareholders for the year ended December 31, 2002, is incorporated by reference into this Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         ---------------------------------------------------------------
         The information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 8 through 15 of the Annual Report to Shareholders for the year ended December 31, 2002, is incorporated by reference into this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
         ---------------------------------------------------------
         The information set forth under the caption "Fair Value of Financial Instruments" on page 13 of the Annual Report to Shareholders for the year ended December 31, 2002 is incorporated by reference into this report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------
         (a) The following Consolidated Financial Statements of Frozen Food Express Industries, Inc., and Reports of Independent Public Accountants, with respect thereto set forth on pages 17 through 28 of the Annual Report to Shareholders for the year ended December 31, 2002, are incorporated by reference into this Report:

         Consolidated Statements of Income --
           Years ended December 31, 2002, 2001, and 2000

         Consolidated Balance Sheets --
           As of December 31, 2002 and 2001

         Consolidated Statements of Cash Flows --
           Years ended December 31, 2002, 2001, and 2000

         Consolidated Statements of Shareholders' Equity --
           Years ended December 31, 2002, 2001, and 2000

         Notes to Consolidated Financial Statements

         Reports of Independent Public Accountants

         Supplementary Information - Quarterly Financial Data (unaudited)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
         --------------------------------------------------------------
         None.

                                PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
         --------------------------------------------------
         In accordance with General Instruction G to Form 10-K, the information required by Item 10 is incorporated herein by reference from the portion of our Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2003, appearing under the captions "Nominees for Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance".

ITEM 11. EXECUTIVE COMPENSATION.
         ----------------------
         In accordance with General Instruction G to Form 10-K, the information required by Item 11 is incorporated herein by reference from the portions of our Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2003, appearing under the captions "Executive Compensation" and "Transactions with Management and Directors".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
         -------------------------------------------------------------------
         The following table provides information concerning all of our equity compensation plans. Specifically, the number of shares of common stock subject to outstanding options, warrants and rights and the exercise price thereof, as well as the number of shares of common stock available for issuance under all of our equity compensation plans.

                                                        Number of securities
                                                         remaining available
           Number of securities to  Weighted-average    future issuance under
          be issued upon exercise  exercise price of   equity compensation plan
Plan       of outstanding options, outstanding options,  (excluding securities
Category    warrants and rights    warrants and rights  reflected in column (a)
-------------------------------------------------------------------------------

Equity
  compensation
  plans approved
  by security
  holders        1,844,802                $2.97                  871,250
Equity
  compensation
  plans not
  approved by
  security
  holders        1,027,800                $8.88                      -

                 ---------              -------                  -------
Total            2,872,602                $5.09                  871,250
                 =========              =======                  =======

         We have signed change in control agreements with each of our executive officers. Pursuant to those agreements, in the event of a change in control (as defined therein), all unvested stock options would become immediately and fully vested.
         In accordance with General Instruction G to Form 10-K, the remainder of the information required by Item 12 is incorporated herein by reference from the portions of our Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2003, appearing under the captions "Outstanding Capital Stock; Principal Shareholders" and "Nominees for Directors".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         ----------------------------------------------
         In accordance with General Instruction G to Form 10-K, the information required by Item 13 is incorporated herein by reference from the portions of our Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2003, appearing under the captions "Nominees for Directors", "Transactions with Management and Directors" and "Executive Compensation".

Item 14. CONTROLS AND PROCEDURES
         -----------------------
         Within 90 days prior to the date of the filing of this report, the company carried out an evaluation, under the supervision and with the participation of the company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and the operation of the company's disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14. Based on the evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the company is required to disclose in the reports it files under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in the company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

                                  PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
         ----------------------------------------------------------------
(a)      1. & 2.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:

         The financial statements listed in the index to financial statements set forth below in this Item 15 are filed as part of this Annual Report on Form 10-K.

         Financial statement schedules are omitted since the required information is not present, is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.

         3. EXHIBITS:
            --------
         3.1 Articles of Incorporation of the Registrant and all amendments to date (filed as Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December, 31, 1993 and incorporated herein by reference).

         3.2 Bylaws of the Registrant (filed as Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference).

         3.3 Amendment to Bylaws of the Registrant, dated June 14,2000 (filed as Exhibit 3.1 to Registrant's Report on Form 8-K filed with the Commission on June 28, 2000 and incorporated herein by reference).

         3.4 Amendment of Bylaws of the Registrant, dated April 3, 2002 (filed as Exhibit 3.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

         3.5    Amendment to Bylaws of Registrant dated March 25, 2003.

         4.1 Rights Agreement dated as of June 14, 2000, between the Registrant and Fleet National Bank, which includes as exhibits, the form of the Rights Certificate and the Summary of Rights (filed as Exhibit 4.1 to Registrant's Form 8-A Registration Statement filed on June 19, 2000 and incorporated herein by reference).

        10.1 Frozen Food Express Industries, Inc. 1995 Non-Employee Director Stock Plan (filed as Exhibit 4.3 to Registrant's Registration Statement #033-59465 as filed with the Commission and incorporated herein by reference).

        10.2 Credit Agreement among Comerica Bank-Texas as administrative agent for itself and other banks, LaSalle Bank National Association, as collateral agent and syndication agent for itself and other banks and FFE Transportation Services, Inc.
                as Borrower and certain of its affiliates as of May 30, 2002 (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2002).

        10.3* Frozen Food Express Industries, Inc., 1992 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 4.3 to Registrant's Registration Statement #33-48494 as filed with the Commission and incorporated herein by reference).

        10.4* Amendment No. 1 to Frozen Food Express Industries, Inc. 1992 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit
                4.4 to Registrant's Registration Statement #333-38133 and incorporated herein by reference).

        10.5* Amendment No. 2 to Frozen Food Express Industries, Inc. 1992 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit
                4.5 to Registrant's Registration Statement #333-38133 and incorporated herein by reference).

        10.6* Amendment No. 3 to Frozen Food Express Industries, Inc. 1992 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit
                4.6 to Registrant's Registration Statement #333-87913 and incorporated herein by reference).

        10.7* FFE Transportation Services, Inc. 1994 Incentive Bonus Plan, as amended (filed as Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

        10.8* FFE Transportation Services, Inc. 1999 Executive Bonus and Phantom Stock Plan (filed as Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

        10.9* Frozen Food Express Industries, Inc. 401(k) Savings Plan (filed as Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

       10.10* First Amendment to the Frozen Food Express Industries, Inc. 401(k) Savings Plan (filed as Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

       10.11* Frozen Food Express Industries, Inc. Employee Stock Option Plan (filed as Exhibit 4.1 to Registrant's Registration Statement #333-21831 as filed with the Commission and incorporated herein by reference).

       10.12* Amendment to the Frozen Food Express Industries, Inc. Employee Stock Option Plan (filed as Exhibit 4.4 to Registrant's Registration Statement #333-52701 and incorporated herein by reference).

       10.13*   FFE Transportation Services, Inc. 401(k) Wrap Plan (filed as
                Exhibit 4.4 to Registrant's Registration Statement #333-56248 and incorporated herein by reference).

       10.14* Form of Change in Control Agreement (filed as Exhibit 10.1 to Registrant's Report on Form 8-K filed with the Commission on June 28,2000 and incorporated herein by reference).

       10.15* Frozen Food Express Industries, Inc. 2002 Incentive and Nonstatutory Stock Option Plan.

       11.1 Computation of basic and diluted net income or loss per share of common stock (incorporated by reference to Footnote 10 to the financial statements appearing in the Annual Report to Shareholders of the Registrant for the year ending December 31, 2002).

       13.1 Annual Report to Shareholders of the Registrant for the year ended December 31, 2002. Except for those portions of such Annual Report to Shareholders expressly incorporated by reference to this Report, such Annual Report to Shareholders is furnished solely for the information of the Securities and Exchange Commission and shall not be deemed a "Filed" Document.

       21.1     Subsidiaries of Frozen Food Express Industries, Inc.

       23.1     Consent of Independent Public Accountants.

       99.1     Certification of Chief Executive Officer

       99.2     Certification of Chief Financial Officer

       * Executive compensation plans and arrangements required to be filed as an exhibit on this Form 10-K.

(b)      REPORTS ON FORM 8-K:
         -------------------
         On October 28, 2002, we filed a current report on Form 8-K setting forth our results of operations for the 3 and 9 month periods ended
September 30, 2002 as compared to the same periods of 2001.
         On November 13, 2002, we filed a current report on Form 8-K in which we filed the certifications of our Chief Executive Officer (as Exhibit 99.1) and our Chief Financial Officer (as Exhibit 99.2) pursuant to 18 U.S.C.
Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                     INDEX TO FINANCIAL STATEMENTS
                   AND FINANCIAL STATEMENT SCHEDULES
                   COVERED BY REPORTS OF INDEPENDENT
                          PUBLIC ACCOUNTANTS

                                                                Annual
                                                               Report to
                                                             Shareholders
                                                              ----------
Consolidated Statements of Income --
   Years ended December 31, 2002, 2001 and 2000                   17

Consolidated Balance Sheets --
   As of December 31, 2002 and 2001                               18

Consolidated Statements of Cash Flows --
   Years ended December 31, 2002, 2001 and 2000                   19

Consolidated Statements of Shareholders' Equity --
   Years ended December 31, 2002, 2001 and 2000                   20

Notes to Consolidated Financial Statements                       21-26

Reports of Independent Public Accountants                        26-27

Supplementary Information --
   Quarterly financial data (unaudited)                           28

         Financial statement schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements and notes thereto.
         The financial statements listed in the above index, which are included in the Annual Report to Shareholders of Frozen Food Express Industries, Inc., for the year ended December 31, 2002, are hereby incorporated by reference, and are filed herewith as Exhibit 13.1. The financial statements listed in the index to financial statements in Item 8 hereof are filed as part of this Annual Report on Form 10-K.

                           POWER OF ATTORNEY
                           -----------------
         KNOW ALL MEN BY THESE PRESENTS that each of the undersigned directors and officers of Frozen Food Express Industries, Inc. hereby appoints Stoney
M. Stubbs, Jr. and F. Dixon McElwee, Jr. his true and lawful attorneys-in-fact and agents, for him and in his name, place and stead, in any and all capacities, with full power to act alone, to sign any and all amendments to this Annual Report on Form 10-K and to file each such amendment to the Report, with all exhibits thereto, and any and all other documents in connection therewith, with the Securities and Exchange Commission, hereby granting unto said attorneys-in-fact and agents full power and authority to do and perform any and all acts and things requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue hereof.

SIGNATURES
         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

                                        FROZEN FOOD EXPRESS INDUSTRIES, INC.


Date:        March 27, 2003              /s/ Stoney M. Stubbs, Jr.
       -------------------------         ----------------------------------
                                         Stoney M. Stubbs, Jr.,
                                         Chairman of the Board of Directors
                                         and President (Principal Executive
                                         Officer)

Date:        March 27, 2003              /s/ F. Dixon McElwee, Jr.
       -------------------------         ---------------------------------
                                         F. Dixon McElwee, Jr.
                                         Senior Vice President and Chief
                                         Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




                                         FROZEN FOOD EXPRESS INDUSTRIES, INC.


Date:        March 27, 2003              /s/ Stoney M. Stubbs, Jr.
       -------------------------         ----------------------------------
                                         Stoney M. Stubbs, Jr.,
                                         Chairman of the Board of Directors
                                         and President (Principal Executive
                                         Officer)

Date:        March 27, 2003              /s/ F. Dixon McElwee, Jr.
       -------------------------         ----------------------------------
                                         F. Dixon McElwee, Jr.,
                                         Senior Vice President and Director
                                         (Principal Financial and Accounting
                                         Officer)

Date:        March 27, 2003              /s/ Charles G. Robertson
       -------------------------         ----------------------------------
                                         Charles G. Robertson
                                         Executive Vice President and Director

Date:        March 27, 2003              /s/ Jerry T. Armstrong
       -------------------------         ----------------------------------
                                         Jerry T. Armstrong, Director

Date:        March 27, 2003              /s/ W. Mike Baggett
       -------------------------         ----------------------------------
                                         W. Mike Baggett, Director

Date:        March 27, 2003              /s/ Brian R. Blackmarr
       -------------------------         ----------------------------------
                                         Brian R. Blackmarr, Director

Date:        March 27, 2003              /s/ Leroy Hallman
       -------------------------         ----------------------------------
                                         Leroy Hallman, Director

Date:        March 27, 2003              /s/ T. Michael O'Connor
       -------------------------         ----------------------------------
                                         T. Michael O'Connor, Director




                               CERTIFICATION
Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
I, Stoney M. Stubbs, Jr., certify that:
1. I have reviewed this annual report on Form 10-K of Frozen Food Express Industries, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
   a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by those entities, particularly during the period in which this annual report is being prepared;
   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
   c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors(or persons performing the equivalent function):
   a) All significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date: March 27, 2003                     /s/ Stoney M. Stubbs, Jr.
                                            --------------------------
                                            Stoney M. Stubbs, Jr.
                                            Chairman of the Board and
                                            Chief Executive Officer


                              CERTIFICATION
Pursuant to Section 302 of the Sarbanes Oxley Act of 2002
I, F. Dixon McElwee, Jr., certify that:
1. I have reviewed this annual report on Form 10-Q of Frozen Food Express Industries, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
   a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by those entities, particularly during the period in which this annual report is being prepared;
   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
   c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors(or persons performing the equivalent function):
   a) All significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date: March 27, 2003                      /s/ F. Dixon McElwee, Jr.
                                             ------------------------
                                             F. Dixon McElwee, Jr.
                                             Senior Vice President and
                                             Chief Financial Officer