Form 10-Q
period 2003-03-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2003-05-14
CIK 39273

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                FORM 10-Q

                                (Mark One)
         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
                                    OR
         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION
                      PERIOD FROM         TO
                                  --------  --------

                           COMMISSION FILE NUMBER 1-10006

                        FROZEN FOOD EXPRESS INDUSTRIES, INC.
             (Exact name of registrant as specified on its charter)

              Texas                                     75-1301831
         (State or other jurisdiction of            (I.R.S.  Employer
              organization)                         Identification no.)

                                  1145 Empire Central Place
                             Dallas, Texas             75247-4309

             (Address of principal executive offices)   (Zip code)


                                  (214) 630-8090
                 (Registrant's telephone number, including area code)

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

                             [ ]Yes         [x] No

As of May 5, 2003, 16,934,000 shares of the registrant's common stock, $1.50 par value, were outstanding.


                                 INDEX


PART I -   FINANCIAL INFORMATION
           ----------------------                                Page No.
                                                                 --------
Item l.    Financial Statements

           Consolidated Condensed Balance Sheets -
           March 31, 2003 and December 31, 2002                      2

           Consolidated Statements of Income -
           Three months ended March 31, 2003 and 2002                3

           Consolidated Condensed Statements of Cash Flows -
           Three months ended March 31, 2003 and 2002                4

           Notes to Consolidated Condensed Financial Statements      5


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations             7


Item 3.    Quantitative and Qualitative Disclosures About Market
           Risk                                                     10

Item 4.    Controls and Procedures                                  10


PART II -  OTHER INFORMATION
           -----------------

Item 6.    Exhibits and Reports on Form 8-K                         10



PART I -   FINANCIAL INFORMATION
           ---------------------


Item 1.    Financial Statements
           --------------------


            FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                  Consolidated Condensed Balance Sheets
                             (In thousands)
                               (Unaudited)


                                                 Mar. 31,        Dec. 31,
                                                   2003            2002
Assets                                             ----            ----

Current assets
   Cash and cash equivalents                    $  4,268        $  2,861
   Accounts receivable, net                       48,239          45,345
   Inventories                                     8,049           7,024
   Tires                                           5,013           5,113
   Deferred federal income tax                     1,743           1,542
   Other current assets                            7,601           6,382
                                                 -------         -------
     Total current assets                         74,913          68,267

Property and equipment, net                       54,675          57,462
Other assets                                      11,248          11,857
                                                 -------         -------
                                                $140,836        $137,586
                                                 =======         =======
Liabilities and Shareholders' Equity

Current liabilities
   Trade accounts payable                       $ 26,621        $ 20,315
   Accrued claims liabilities                      5,065           7,639
   Accrued payroll                                 4,198           4,068
   Capital lease obligations                       2,335           2,562
   Accrued liabilities                             2,199           2,331
                                                 -------         -------
     Total current liabilities                    40,418          36,915

Long-term debt                                     8,000           6,000
Accrued claims and other                          14,445          16,121
                                                 -------         -------
                                                  62,863          59,036
                                                 -------         -------
Shareholders' equity
   Common stock                                   25,921          25,921
   Paid-in capital                                 2,300           2,569
   Retained earnings                              52,911          53,579
                                                 -------         -------
                                                  81,132          82,069
     Less - Treasury stock                         3,159           3,519
                                                 -------         -------
     Total shareholders' equity                   77,973          78,550
                                                 -------         -------
                                                $140,836        $137,586
                                                 =======         =======

See accompanying notes.









           FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Income
                  (In thousands, except per-share amounts)
                                (Unaudited)


                                                   For the Three Months
                                                      Ended March 31,
                                                      --------------
                                                   2003            2002
                                                   ----            ----
                                                                (Restated)
Revenue
  Freight revenue                                $88,521         $77,468
  Non-freight revenue                              2,933           1,589
                                                  ------          ------
                                                  91,454          79,057
                                                  ------          ------
Costs and expenses
  Freight operating expenses
   Salaries, wages and related expenses           23,778          22,203
   Purchased transportation                       21,734          17,344
   Supplies and expenses                          26,455          22,400
   Revenue equipment rent                          6,678           7,312
   Depreciation                                    3,512           2,770
   Communications and utilities                    1,073             942
   Claims and insurance                            2,991           3,590
   Operating taxes and licenses                    1,074             998
   Miscellaneous expense                           1,137             199
                                                  ------          ------
                                                  88,432          77,758
  Non-freight costs and operating expenses         3,528           2,112
                                                  ------          ------
                                                  91,960          79,870
                                                  ------          ------
Loss from operations                                (506)           (813)

Interest and other expense, net                      363             571
                                                  ------          ------
Loss before income tax                              (869)         (1,384)
Income tax benefit                                  (201)           (440)
                                                  ------          ------
Net loss                                        $   (668)        $  (944)
                                                  ======          ======
Net loss per share of common stock
   Basic                                        $   (.04)        $  (.06)
                                                  ======          ======
   Diluted                                      $   (.04)        $  (.06)
                                                  ======          ======
Weighted average shares outstanding
   Basic                                          16,706          16,474
                                                  ======          ======
   Diluted                                        16,706          16,474
                                                  ======          ======



See accompanying notes.






          FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
             Consolidated Condensed Statements of Cash Flows
                             (In thousands)
                               (Unaudited)


                                                        For the Three Months
                                                           Ended March 31,
                                                           --------------
                                                        2003            2002
                                                        ----            ----

Net cash used in operating activities                 $(1,905)        $(1,909)
                                                       ------          ------
Cash flows from investing activities
   Expenditures for property and equipment             (2,494)         (5,235)
   Proceeds from sale of property and equipment         3,546           1,549
   Life insurance and other                               492             141
                                                       ------          ------
   Net cash provided by (used in) investing activities  1,544          (3,545)
                                                       ------          ------
Cash flows from financing activities
   Borrowings under revolving credit agreement         11,700          14,000
   Payments against revolving credit agreement         (9,700)         (8,000)
   Capital leases and other, net                         (232)             -
                                                       ------          ------
   Net cash provided by financing activities            1,768           6,000
                                                       ------          ------
Net increase in cash and cash equivalents               1,407             546
Cash and cash equivalents at January 1                  2,861           3,236
                                                       ------          ------
Cash and cash equivalents at March 31                 $ 4,268         $ 3,782
                                                       ======          ======

See accompanying notes.








            FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
            Notes to Consolidated Condensed Financial Statements
                           March 31, 2003 and 2002
                                (Unaudited)

1.	BASIS OF PRESENTATION
     ---------------------
     These consolidated financial statements include Frozen Food Express Industries,Inc. and its subsidiary companies, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly our financial position, cash flows and results of operations have been made. Pursuant to SEC rules and regulations, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. We believe that the disclosures contained herein,when read in conjunction with the financial statements and notes included, or incorporatedby reference, in our Form 10-K filed with the SEC on March 28, 2003, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes (included, or incorporated by reference), in our most recent Annual Report on Form 10-K.

2.   STOCK-BASED COMPENSATION
     ------------------------
     In April of 2003, the Financial Accounting Standards Board ("FASB") announced that it had voted to rescind the option that companies have to apply APB Opinion No. 25 to account for stock options. The rescission will come into effect at a future date which has not yet been determined. Until such time as the new accounting standard takes effect, we will continue to apply APB Opinion No. 25 to account for our stock options. Accordingly, no expense has been recognized for stock option grants to employees. The following table illustrates how our net loss and our diluted net loss per share would have been impacted for each of the three month periods ended March 31, 2003 and 2002 had we elected to apply FASB Statement of Financial Accounting Standards ("SFAS") No. 123 to account for our stock options (in millions, except per-share amounts):


                                                     2003      2002
                                                     ----      ----
                                                            (restated)
      Net loss:
       As reported                                  $ 0.7     $ 0.9
       Impact of SFAS No. 123                         0.1       0.1
                                                     ----      ----
                                                    $ 0.8     $ 1.0
                                                     ====      ====
      Net loss per share:
       As reported                                  $0.04     $0.06
       Impact of SFAS No. 123                        0.01        -
                                                     ----      ----
                                                    $0.05     $0.06
                                                     ====      ====

In calculating the above amounts we assumed that expenses from employee stock options would accrue over each option's vesting period.

3.	SHAREHOLDERS' EQUITY
     --------------------
     As of March 31, 2003 and December 31, 2002, respectively, there were 16,901,000 and 16,848,000 shares of stock outstanding.

4.	COMMITMENTS AND CONTINGENCIES
     -----------------------------
     We have accrued for costs related to public liability, cargo and work-related injury claims. When an incident occurs we record a reserve for the incident's estimated outcome. As additional information becomes available, adjustments are often made. Accrued claims liabilities in-clude all such reserves and our estimate for incidents which have been incurred but not reported.

5.	EARNINGS PER SHARE
     ------------------
     For the three months ended March 31, 2003 and 2002, respectively, we excluded 189,000 and 15,000 common stock equivalents from diluted weighted average shares because their inclusion would have been anti-dilutive.

6.	OPERATING SEGMENTS
     ------------------
     We have two operating segments. The larger segment consists of our motor carrier operations, which are conducted in a number of divisions and subsidiaries and are similar in nature. We report all motor carrier operations as one segment.

     Our non-freight segment is engaged in the sale and service of air con-ditioning and refrigeration components. We have presented below financial information for each of the three-month periods ended March 31, 2003 and 2002.

                                                     2003      2002
                                                     ----      ----
                                                            (restated)
      Freight Operations
       Revenue                                     $ 88.5    $ 77.5
       Operating income(loss)                         0.1      (0.3)
       Total assets                                 140.2     130.5

      Non-Freight Operations
       Revenue                                     $  2.9    $  1.6
       Operating loss                                (0.6)     (0.5)
       Total assets                                  19.4      18.2

      Intercompany Eliminations
       Total assets                                $(18.8)   $(15.6)

      Consolidated
       Revenue                                     $ 91.5    $ 79.1
       Operating loss                                (0.5)     (0.8)
       Total assets                                 140.8     133.1

7.    PRIOR PERIOD RESTATEMENT
      ------------------------
      In the fourth quarter of 2002, we identified certain expenses which should have been included in, but were omitted from our operating expenses during the first three quarters of 2002. We have reflected the corrections of those omissions in our financial statements. For the first quarter of 2002, we have reflected an increase of $130,000 in our loss from operations to include payroll and other operating expenses that should have been, but were not, recorded by our non-freight subsidiary during that quarter. Similar adjustments of $149,000 and $70,000 have been made to the second and third quarters of 2002, respectively. Net of benefit from income taxes, the adjustments increased our first quarter of 2002 net loss by $85,000 and reduced our net income for the second and third quarters of 2002 by $97,000 and $45,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
Results of Operations
---------------------

The following table sets forth, as a percentage of freight revenue, certain major operating expenses for the three-month periods ended March 31, 2003 and 2002.


                                                   2003       2002
                                                   ----       ----
Salaries, wages and related expenses               26.9%      28.7%
Purchased transportation                           24.6       22.4
Supplies and expenses                              29.9       28.9
Revenue equipment rent and depreciation            11.5       13.0
Claims and insurance                                3.4        4.6
Miscellaneous and other                             3.6        2.8
                                                  -----      -----
Total freight operating expenses                   99.9%     100.4%
                                                  =====      =====

First Quarter of 2003 vs. 2002
------------------------------
During the first quarter of 2003, our freight revenue rose by 14.3% to $88.5 million. Fuel adjustment charges aggregated $4.2 million during the first quarter of 2003 and about $0.5 million during the same period of 2002.

Excluding the impact of fuel adjustment charges, our full-truckload revenue increased by 0.7%, to $57.3 million during the first quarter of 2003. This resulted from a 4.2% increase in the number of shipments, which was offset by a decrease in average length of haul. Our basic revenue per full-truckload mile was essentially the same during both the first quarters of 2003 and 2002.

Less-than-truckload (LTL) revenue excluding fuel adjustment charges rose by $7.0 million between the first quarters of 2002 and 2003. For decades, most of the market for nationwide refrigerated LTL service has been shared between one other company and ourselves. We competed primarily on price and breadth of services. In recent years, the competitor's annual LTL revenue was about half as much as our LTL revenue. During December 2002, competitor announced that it planned to cease operations and liquidate, a process that began in January of 2003. As a result, we have experienced a significant increase in our LTL volume of shipments. Although we expect this increased activity to carry over into future periods, there can be no assurance that will occur.

Non-freight revenue aggregated 2.1% and 3.2% of total revenue during the first three months of 2002 and 2003, respectively. The 2003 increase in non-freight revenue was due to increased sales activity relative to automotive air conditioning parts, improved performance of our international marketing activities and our continuing efforts to liquidate excess inventory.

Although as of March 31, 2003 and 2002 we had about 1,295 tractors in our company-operated full-truckload fleet, the number of tractors in the fleet has declined by 44 trucks since the beginning of 2003. The number of full-truckload tractors provided to us by owner-operators rose by about 20, during the first quarter of 2003. At the end of 2003's first quarter, we had about 90 more independent contractor-provided full-truckload trucks than we did one year ago.

Full-truckload activities, which contributed about 68% and 73% of freight revenue during the first quarters of 2003 and 2002, respectively, are conducted primarily with company-operated equipment, while LTL activities are conducted primarily with equipment provided by owner-operators. Changes in the mix of LTL versus full-truckload revenue as well as fluctuations in the amount of total freight handled on company-operated versus owner-operator provided equipment, impact the percent of freight revenue absorbed by the various categories of operating expenses between the two quarters.

During the first quarter of 2003, the percent of freight revenue absorbed by salaries, wages and related expense was 26.9%, as compared to 28.7% during the year-ago quarter. Total salaries and wages rose by $1.6 million. Payroll expenses related to drivers declined by about $200,000 between the quarters, due to the reduction in our company-operated full-truckload tractor count. Non-driver salaries and wages increased by about $750,000 due to the increase in our LTL business and our continuing efforts to refocus our marketing efforts. The remainder of the increase in salaries and related expenses is due to increased costs associated with our group health and work-related injury plans.

Purchased transportation, as a percent of freight revenue, rose from 22.4% during the first quarter of 2002 to 24.6% during the comparable 2003 period. The portion of freight revenue we paid to independent contractors for purchased transportation, as a percent of revenue, has not changed appreciably since last year. The increase in purchased transportation expenses during 2002 is principally related to the higher volume of LTL activity, which is more reliant on equipment provided by independent contractors than are our full-truckload activities.

Supplies and expenses rose by $4.1 million between the first quarters of 2002 and 2003. More than 75% of this increase was related to fuel consumed by our company-operated fleet. Per-gallon costs we paid for fuel rose by 38.5% during the first quarter of 2003 as compared to 2002. During April of 2003, however, fuel prices began to subside.

Sudden and dramatic fuel price volatility impacts our profitability. We have in place a number of strategies designed to address such volatility. Pursuant to the contracts and tariffs by which our freight rates are determined, those rates automatically fluctuate as diesel fuel prices rise and fall. With regard to fuel expenses for company-operated equipment, we attempt to mitigate the impact of fluctuating fuel costs by purchasing more fuel-efficient tractors and aggressively managing fuel purchasing. Also, owner-operators are responsible for all costs associated with their equipment, including fuel. Therefore, the cost of such fuel is not a direct expense of ours.

For the first quarter of 2003, the total of depreciation and revenue equipment rent expense rose by $108,000 as compared to the first quarter of 2002. There were 1,392 tractors in our company-operated fleets as of March 31, 2003, an increase of about 20 as compared to one year before. The number of tractors we own and lease to independent contractors increased by 120. Therefore, we owned or were the lessee of about 140 more tractors as of March 31, 2003 than was the case as of March 31, 2002. During the second half of 2002, we extended lease agreements on a significant portion of our trailer fleet at rentals as low as half of what we had been paying. Those reductions in trailer rents served to reduce the impact of increased rent and depreciation expenses associated with the increased size of our tractor fleet.

Claims and insurance expense fell from 4.6% of freight revenue during the first quarter of 2002 to 3.4% for 2003. These expenses vary with the severity and frequency of personal injury and property damage claims.
Because we retain a large deductible for our personal injury claims, the occurrence of any single event can significantly impact our periodic earnings. During the first quarter of 2002, we incurred losses of greater severity and magnitude than we incurred during the first quarter of 2003. The presence of the large deductible is likely to increase periodic volatility of our claims and insurance expense.

Miscellaneous and other expenses increased by $938,000 between the quarters. Legal fees associated with general corporate matters and increased accruals for accounts receivable which may not ultimately be collected were the primary reasons for this increase.

For the first quarters of 2003 and 2002, 118% and 64%, respectively, of our consolidated operating loss was from our non-freight operations. Non-freight revenue for the first quarter of 2003 was $2.9 million, an increase of $1.3 million from the first quarter of 2002, but operating expenses for our non-freight segment increased by $1.4 million between the quarters. Our continuing efforts to expand our presence in certain markets and to liquidate excess and obsolete inventories are major contributors to our non-freight operating expenses. We will continue to focus on and implement strategies to restore the non-freight segment to profitability. If a suitable strategy cannot be devised and implemented, we will take whatever additional actions are required to address issues associated with our non-freight segment.

Our loss from operations was $506,000 during the first quarter of 2003 as compared to an operating loss of $813,000 during the first quarter of 2002.

Primarily as a result of decreased expenses related to our life insurance investments, interest and other expense, net, fell from $571,000 to $363,000 between the two quarters.

We incurred a pre-tax loss of $869,000 during the first quarter of 2003 as compared to a pre-tax loss of $1,384,000 during the comparable 2002 period.

Our benefit from income tax was 23.1% of pre-tax income for the first quarter of 2003 and 31.9% for the comparable period of 2002. Our effective tax rate is impacted by the presence of expenses in our income statement which are not deductible for federal income tax purposes.

Liquidity and Capital Resources
-------------------------------
Our primary needs for capital resources are to finance working capital, expenditures for property and equipment and, from time to time, acquisitions. Working capital investment typically increases during periods of sales expansion when higher levels of receivables and, with regard to non-freight operations, inventory are present. We had long-term debt of $8 million as of March 31, 2003. The unused portion of the company's $40 million revolving credit facility was approximately $26 million.

During each of the three month periods ended March 31, 2003 and 2002, net cash used in operating activities was $1.9 million.

We believe that our current cash position, funds from our operations, and the availability of funds under our credit agreement will be sufficient to meet anticipated liquidity requirements for the next twelve months. At March 31, 2003, working capital was $34.5 million as compared to $31.4 million at December 31, 2002.

Internet Web Site
-----------------
We maintain a web site on the Internet through which additional information about us is available. Our web site's address is www.ffex.net. Our filings pursuant to Section 13 or 15 (d) of the Exchange Act are available, free of charge, through our web site shortly after they are filed.

Outlook
-------
This report contains information and forward-looking statements that are based on our current beliefs and expectations and assumptions we made based upon information currently available. Forward-looking statements include statements relating to our plans, strategies, objectives, expectations, intentions, and adequacy of resources, and may be identified by words such as "will", "could", "should", "believe", "expect", "intend", "plan", "schedule", "estimate", "project" and similar expressions. These statements are based on current expectations and are subject to uncertainty and change.

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

Factors that are not within our control which could contribute to such differences and may have a bearing on operating results include demand for our services and products, and our ability to meet that demand, which may be affected by, among other things, competition, weather conditions and the general economy, the availability and cost of labor, our ability to negotiate favorably with lenders and lessors, the effects of terrorism and war, the availability and cost of equipment, fuel and supplies, the market for previously-owned equipment, the impact of changes in the tax and regulatory environment in which we operate, operational risks and insurance, risks associated with the technologies and systems used and the other risks and uncertainties described elsewhere in our filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------
As of March 31, 2003, debt stood at $8 million, which approximated fair market value.

We sponsor a Rabbi Trust for the benefit of participants in a supplemental executive retirement plan. As of March 31, 2003, the trust held about 169,000 shares of our stock. To the extent that trust assets are invested in our stock, our future compensation expenses and pre-tax income will reflect changes in the market value of our stock.

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

Item 4. Controls and Procedures
        -----------------------
Within 90 days prior to the date of filing of this report, we evaluated, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of, the design and the operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for the purposes of gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly effect internal controls subsequent to the date of the evaluation.

PART II - OTHER INFORMATION

Items 1 through 5 of Part II are omitted due to the lack of updated information to disclose pursuant to said items.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------
a. Exhibits

 99.1  Certification of Chief Executive Officer

 99.2  Certification of Chief Financial Officer

b. On February 18, 2003 we filed a current report on Form 8-K announcing changes among our Board of Directors.

On March 11, 2003, we filed a current report on Form 8-K announcing our results of operations for the three and twelve month periods ended December 31, 2002, and also announcing adjustments to prior 2002 quarters.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

					Frozen Food Express Industries, Inc.
                         ------------------------------------
					(Registrant)

May 14, 2003             By:  /s/Stoney M. Stubbs, Jr.
                              ------------------------
                              Stoney M. Stubbs, Jr.
                              Chairman of the Board
                              and Chief Executive Officer

May 14, 2003             By:  /s/F. Dixon McElwee, Jr.
                              ------------------------
                              F. Dixon McElwee, Jr.
                              Senior Vice President
                              Principal Financial and
                              Accounting Officer




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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by those entities, particularly during the period in which this Quarterly Report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

   c) Presented in this Quarterly Report our conclusions about the effective-ness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 14, 2003

/s/ Stoney M. Stubbs, Jr.
-------------------------
Stoney M. Stubbs,  Jr.
Chairman of the Board and
Chief Executive Officer

See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is filed as Exhibit 99.1 with this report.

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

3. Based on my knowledge, the financial statements, and other financial inform-ation included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its con-solidated subsidiaries, is made known to us by those entities, par-ticularly during the period in which this Quarterly Report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

   c) Presented in this Quarterly Report our conclusions about the effective-ness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 14, 2003

/s/ F. Dixon McElwee, Jr.
-------------------------
F. Dixon McElwee,  Jr.
Chief Financial Officer

See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is filed as Exhibit 99.2 with this report.