Form 10-K/A
period 2002-12-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2003-06-27
CIK 39273

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

    Indicate by check mark whether the registrant is an accelerated filer
                 (as defined in Exchange Act Rule 12b-(2).
                         Yes   [ ]           No   [X]



As of June 24, 2003, 16,961,375 shares of the registrant's common stock, $l.50 par value, were outstanding. The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 24, 2003 was $41,867,731. This amount is based on the closing sale price of the registrant's common stock as reported by Nasdaq on such date.

Item 14. Controls and Procedures

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

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

	Item 15 of the Form 10-K is amended by adding as Exhibit 99.3 the information, financial statements and exhibits required to be filed on Form 11-K for the fiscal year ended December 31, 2002, with respect to the Frozen Food Express Industries, Inc. 401(k) Savings Plan (the "Savings Plan") pursuant to Securities and Exchange Commission Rule 15d-21 promulgated under the Securities Exchange Act of 1934, as amended. Because the plan reported on herein are subject to the reporting requirement of the Employee Retirement Income Security Act of 1974 ("ERISA"), the financial statements and schedules included herein have been prepared in accordance with the requirements of ERISA.

(a)    1. & 2.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:

                The financial statements listed in the index to financial statements and financial statement schedules required by Item 8 of Form 10-K were filed as part of the Registrant's Annual Report on Form 10-K on March 28, 2003.

           3.   EXHIBITS:

           3.l Articles of Incorporation of the Registrant and all amendments to date (filed as Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

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

          3.5 Amendment to Bylaws of Registrant dated March 25, 2003,(filed as Exhibit 3.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

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

         10.3* Frozen Food Express Industries, Inc., 1992 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 4.3 to Registrant's Registration Statement #333-48494 as filed with the Commission and incorporated herein by reference).

         10.4* Amendment No. 1 to Frozen Food Express Industries, Inc. 1992 Incentive and Nonstatutory Stock Option Plan (filed as
                Exhibit 4.4 to Registrant's Registration Statement #333-38133 and incorporated herein by incorporated herein by reference).

         10.5* Amendment No. 2 to Frozen Food Express Industries, Inc. 1992 Incentive and Nonstatutory Stock Option Plan (filed as
                Exhibit 4.5 to Registrant's Registration Statement #333-38133 and incorporated herein by reference).

         10.6* Amendment No. 3 to Frozen Food Express Industries, Inc. 1992 Incentive and Nonstatutory Stock Option Plan) filed as
                Exhibit 4.6 to Registrant's Registration Statement #333-87913 and incorporated herein by reference).

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

        10.15* Frozen Food Express Industries, Inc. Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 10.15 to Registrant's Annual Report on Form 10-K for fiscal year ended December 31, 2002 and incorporated herein by reference).

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

         21.1 Subsidiaries of Frozen Food Express Industries, Inc. (filed as Exhibit 21.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

         23.1   Consent of Independent Public Accountants.

         99.1   Certification of Chief Executive Officer (filed herewith).

         99.2   Certification of Chief Financial Officer (filed herewith).

         99.3 Frozen Food Express Industries, Inc. 401(K) Savings Plan Statements of Net Assets Available for Plan Benefits as of December 31, 2002 and 2001 and Statements of Changes in Net Assets Available for Plan Benefits for each of the three years in the period ended December 31, 2002 with Report of Independent Public Accountants thereon (filed herewith).

         * Executive compensation plans and arrangements required to be filed as an exhibit on this Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

June 27, 2003					By:	/s/ Stoney M. Stubbs, Jr.
							-----------------------------------
							Stoney M. Stubbs, Jr., Chairman of
							the Board of Directors and
							President
							(Principal Executive Officer)



June 27, 2003                      By:  /s/ F. Dixon McElwee
							----------------------------------
							F. Dixon McElwee, Senior Vice
							President and Chief Financial
							Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

June 27, 2003					By:	/s/ Stoney M. Stubbs, Jr.
							-----------------------------------
							Stoney M. Stubbs, Jr., Chairman of
							the Board of Directors and
							President
							(Principal Executive Officer)


June 27, 2003					By:	/s/ Charles G. Robertson *
							-----------------------------------
							Charles G. Robertson, Executive
							Vice President and Director

June 27, 2003                      By:  /s/ F. Dixon McElwee
							----------------------------------
							F. Dixon McElwee, Senior Vice
							President and Chief Financial
							Officer

June 27, 2003					By:	/s/ Jerry T. Armstrong *
							----------------------------------
                                   Jerry T. Armstrong, Director

June 27, 2003					By:	/s/ W. Mike Baggett*
							----------------------------------
							W. Mike Baggett, Director

June 27, 2003					By:	/s/ Brian R. Blackmarr *
							----------------------------------
							Brian R. Blackmarr, Director

June 27, 2003					By:	/s/ Leroy Hallman *
							----------------------------------
							Leroy Hallman, Director

June 27, 2003					By:	/s/ T. Michael O'Connor *
							----------------------------------
							T. Michael O'Connor, Director


* By:/s/ Stoney M. Stubbs, Jr.
	--------------------------
	Stoney M. Stubbs, Jr.
	Attorney-in-Fact



                              CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 I, Stoney M. Stubbs, Jr., certify that:
1. I have reviewed this first amendment to the annual report on Form 10-K of Frozen Food Express Industries, Inc.;
2. Based on my knowledge, annual report as amended does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by those entities, particularly during the period in which this amended annual report is being prepared; b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the "Evaluation Date"); and c) Presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function): a) All significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 27, 2003

/s/ Stoney M. Stubbs, Jr.
--------------------------
Stoney M. Stubbs, Jr.
Chairman of the Board and
Chief Executive Officer

                                  CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 I, F. Dixon McElwee, Jr., certify that:
1. I have reviewed this first amendment to the annual report on Form 10-K of Frozen Food Express Industries, Inc.;
2. Based on my knowledge, annual report as amended does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by those entities, particularly during the period in which this amended annual report is being prepared; b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report (the "Evaluation Date"); and c) Presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function): a) All significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 27, 2003

/s/ F. Dixon McElwee, Jr.
--------------------------
F. Dixon McElwee, Jr.
Senior Vice President and
Chief Financial Officer


                               EXHIBIT INDEX
                              -------------

                                                            Sequentially
Exhibit                 Description                        Numbered Page
-------                 ------------                       -------------

 23.1       Consent of Independent Public Accountants            10

 99.1       Certification of Chief Executive Officer             11

 99.2       Certification of Chief Financial Officer             12

 99.3       Frozen Food Express Industries, Inc. 401(k)         14-25
            Savings Plan Statements of Net Assets Available for Plan Benefits as of December 31, 2002 and
            2001 and Statements of Changes in Net Assets
            Available for Plan Benefits for each of the three years in the period ended December 31, 2002 with notes thereto and Report of Independent Public Accountants thereon.