Form 10-Q
period 2003-06-30
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2003-08-14
CIK 39273

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                   FORM 10-Q
                                   (Mark One)
        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
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

                           [ ] Yes         [x] No

As of August 5, 2003, 16,994,557 shares of the registrant's common stock, $1.50 par value, were outstanding.

                                  INDEX


PART I -   FINANCIAL INFORMATION
           ---------------------

Item l.    Financial Statements                                Page No.
           --------------------                                --------

           Consolidated Condensed Balance Sheets -
           June 30, 2003 and December 31, 2002                     2

           Consolidated Statements of Income -
           Three and six months ended June 30, 2003 and 2002       3

           Consolidated Condensed Statements of Cash Flows -
           Six months ended June 30, 2003 and 2002                 4

           Notes to Consolidated Financial Statements              5


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations           7


Item 3.    Quantitative and Qualitative Disclosures About Market   10
           Risk

Item 4.    Controls and Procedures                                 10


PART II -  OTHER INFORMATION
           -----------------

Item 4.   Submission of Matters to Vote of Security Holders        11

Item 6.   Exhibits and reports on Form 8-K                         11




PART I -   FINANCIAL INFORMATION
           ---------------------


Item 1.    Financial Statements
           --------------------


           FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Balance Sheets
                               (In thousands)
                                 (Unaudited)


                                                  June 30,        Dec. 31,
                                                    2003            2002
Assets                                            --------        --------

Current assets
  Cash                                            $  2,255        $  2,861
  Accounts receivable, net                          53,354          45,345
  Inventories                                        7,223           7,024
  Tires                                              5,042           5,113
  Deferred income tax                                  689           1,542
  Other current assets                               7,874           6,382
                                                   -------         -------
    Total current assets                            76,437          68,267

Property and equipment, net                         54,005          57,462
Other assets                                        12,383          11,857
                                                   -------         -------
                                                  $142,825        $137,586
                                                   =======         =======

Liabilities and Shareholders' Equity

Current liabilities
  Trade accounts payable                          $ 27,978        $ 20,315
  Accrued claims liabilities                         5,873           7,639
  Accrued payroll                                    4,767           4,068
  Capital lease obligations                             -            2,562
  Other                                              2,224           2,331
                                                   -------         -------
    Total current liabilities                       40,842          36,915

Long-term debt                                       8,000           6,000
Other and deferred credits, net                     13,320          16,121
                                                   -------         -------
                                                    62,162          59,036
                                                   -------         -------
Shareholders' equity
  Common stock                                      25,921          25,921
  Paid-in capital                                    1,975           2,569
  Retained earnings                                 55,458          53,579
                                                   -------         -------
                                                    83,354          82,069
  Less - Treasury stock                              2,691           3,519
                                                   -------         -------
    Total shareholders' equity                      80,663          78,550
                                                   -------         -------
                                                  $142,825        $137,586
                                                   =======         =======

                            See accompanying notes.

           FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                    Consolidated Statements of Income
                 (In thousands, except per-share amounts)
                               (Unaudited)

                                For the Three Months      For the Six Months
                                    Ended June 30,          Ended June 30,
                                  -----------------        -----------------
                                     2003       2002        2003         2002
                                   -------     -------     -------      -------
                                             (Restated)               (Restated)
Revenue
  Freight revenue                 $ 96,421    $ 84,406    $184,942    $161,874
  Non-freight revenue                6,036       4,122       8,969       5,711
                                   -------     -------     -------     -------
                                   102,457      88,528     193,911     167,585
                                   -------     -------     -------     -------
Costs and expenses
  Freight operating expenses
    Salaries, wages and
      related expenses              26,787      23,547      50,565      45,750
    Purchased transportation        23,673      19,112      45,407      36,456
    Supplies and expenses           26,768      24,577      53,223      46,977
    Revenue equipment rent           7,085       7,529      13,763      14,841
    Depreciation                     3,239       2,827       6,751       5,597
    Communications and utilities       950         974       2,023       1,916
    Claims and insurance             2,805       3,189       5,796       6,779
    Operating taxes and licenses       817       1,037       1,891       2,035
    Miscellaneous expense            1,439         810       2,576       1,009
                                   -------     -------     -------     -------
                                    93,563      83,602     181,995     161,360
  Non-freight costs and
    operating expenses               6,417       4,239       9,945       6,351
                                   -------     -------     -------     -------
                                    99,980      87,841     191,940     167,711
                                   -------     -------     -------     -------
Income from operations               2,477         687       1,971        (126)

Interest and other                  (1,124)        182        (761)        753
                                   -------     -------      ------     -------
Income (loss) before income tax      3,601         505       2,732        (879)
Provision for (benefit from)
  income tax                         1,054         299         853        (141)
                                   -------     -------     -------     -------

Net income(loss)                  $  2,547    $    206   $   1,879    $   (738)
                                   =======     =======    ========     =======
Net income(loss) per share
  of common stock
     Basic                        $    .15    $    .01   $     .11    $   (.04)
                                   =======     =======     =======     =======
     Diluted                      $    .15    $    .01   $     .11    $   (.04)
                                   =======     =======     =======     =======

Weighted average shares outstanding
     Basic                          16,762      16,554      16,736      16,514
                                   =======     =======     =======     =======
     Diluted                        16,999      16,796      16,951      16,514
                                   =======     =======     =======     =======


                         See accompanying notes.

           FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
              Consolidated Condensed Statements of Cash Flows
                              (In thousands)
                               (Unaudited)

                                                          For the Six
                                                      Months Ended June 30,
                                                      ---------------------
                                                      2003             2002
                                                     ------           ------
Net cash provided by operating activities           $ 2,088          $   460
                                                     ------           ------
Cash flows from investing activities
  Expenditures for property and equipment           (10,186)          (8,750)
  Proceeds from sale of property and equipment        7,404            3,993
  Other                                                 638              (69)
                                                     ------           ------
Net cash used in investing activities                (2,144)          (4,826)
                                                     ------           ------
Cash flows from financing activities
  Borrowings under revolving credit agreement        23,200           13,200
  Payments against revolving credit agreement       (21,200)          (9,820)
  Capital leases and other                           (2,550)              -
                                                     ------           ------
Net cash (used in) provided by financing activities    (550)           3,380
                                                     ------           ------
Net decrease in cash and cash equivalents              (606)            (986)
Cash and cash equivalents at January 1                2,861            3,236
                                                     ------           ------
Cash and cash equivalents at June 30                $ 2,255          $ 2,250
                                                     ======           ======

                            See accompanying notes.

            FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements
                           June 30, 2003 and 2002
                                 (Unaudited)

1.	BASIS OF PRESENTATION
     ---------------------
     These consolidated financial statements include Frozen Food Express In-dustries,Inc. and its subsidiary companies, all of which are wholly-owned. All significant intercompany accounts and transactions have been elimi-nated in consolidation. These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments necessary to present fairly our financial position, cash flows and re-sults of operations have been made. Pursuant to SEC rules and regulations, certain information and disclosures normally included in financial state-ments prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. We believe that the disclosures contained herein, when read in conjunction with the financial statements, notes and the other information included (or incorporated by reference) in our Form 10-K filed with the SEC on March 28, 2003, are adequate to make the infor-mation presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements, notes and the other information (included, or incorporated by reference) in our most recent Annual Report on Form 10-K.

2.	STOCK-BASED COMPENSATION
     ------------------------
     In April of 2003, the Financial Accounting Standards Board ("FASB")an-nounced that it had voted to rescind the option that companies have to apply APB Opinion No. 25 to account for stock options. The rescission will come into effect at a future date which has not yet been determined. Until such time as the new accounting standard takes effect, we intend to apply APB Opinion No. 25 to account for our stock options. Accordingly, no expense has been recognized for stock option grants to employees and we have included the dilutive effect of our stock options in the compu-tation of our diluted earnings per share. The following table illustrates how our net income or loss and our diluted net income or loss per share would have been impacted for each of the three and six month periods ended June 30, 2003 and 2002 had we elected to apply FASB Statement of Financial Accounting Standards ("SFAS") No. 123 to account for our stock options (in millions, except per-share amounts):

                                          Three Months           Six Months
                                          ------------           ----------
                                          2003     2002        2003     2002
                                          ----     ----        ----     ----
                                                (restated)           (restated)
           Net income (loss):
           As reported                  $ 2.5     $ 0.2       $ 1.9   $ (0.7)
           Impact of SFAS No. 123        (0.1)     (0.2)       (0.2)    (0.3)
                                         ----      ----        ----     ----
                                         $2.4      $ -         $1.7   $ (1.0)
                                         ====      ====        ====     ====
           Net income (loss) per share:
           As reported                  $0.15     $0.01       $0.11   $(0.05)
           Impact of SFAS No. 123          -      (0.01)      (0.02)   (0.02)
                                         ----      ----        ----     ----
                                        $0.15     $  -        $0.09   $(0.07)
                                         ====      ====        ====     ====

     In calculating the above amounts we assumed that expenses from employee stock options would accrue over each option's vesting period.

3.	SHAREHOLDERS' EQUITY
     --------------------
     As of June 30, 2003 and December 31, 2002, respectively, there were 16,971,000 and 16,848,000 shares of stock outstanding.

4.	COMMITMENTS AND CONTINGENCIES
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

5.   PRIOR PERIOD RESTATEMENT
     ------------------------
     In the fourth quarter of 2002, we identified certain expenses which should have been included in, but were omitted from our operating ex-penses during the first three quarters of 2002. We have reflected the corrections of those omissions in our financial statements. For the second quarter and first six months of 2002, we have reflected an in-crease of $149,000 and $279,000, respectively, in our loss from opera-tions to include payroll and other operating expenses that should have been, but were not, recorded by our non-freight subsidiary during those periods. A similar adjustment $70,000 has been made to the third quarter of 2002. Net of income taxes, the adjustments increased our first quarter of 2002 net loss by $85,000 and reduced our net income for the second and third quarters of 2002 by $97,000 and $45,000, respectively.

6.	NET INCOME (LOSS) PER SHARE OF COMMON STOCK
     -------------------------------------------
     Our basic net income or loss per share was computed by dividing our net income or loss by the weighted average number of shares of common stock outstanding during the year. Our diluted net income or loss per share was computed by dividing our net income or loss by diluted shares of common stock. Directed shares are the sum of our basic shares plus common stock equivalents ("CSE's"). The table below sets forth for the three and six-month periods ended June 30,2003 and 2002 information regarding weighted average basic and diluted shares (in thousands):


                                      Three Months           Six Months
                                      ------------           ----------
                                    2003        2002       2003      2002
                                    ----        ----       ----      ----
       Basic shares                16,762      16,554     16,736    16,514
       Common stock equivalents       237         242        215        -
                                   ------      ------     ------    ------
       Diluted shares              16,999      16,796     16,951    16,514
                                   ======      ======     ======    ======

     For six months ended June 2002, approximately 144,000 CSE shares were ex-cluded because we incurred a net loss in that period. Therefore, their impact would have been anti-dilutive. All CSEs result from stock options. For the quarters June 2003 and 2002, respectively, we excluded 2.0 million and 1.5 million stock options from our calculation of CSEs because their exercise prices exceeded the market price of our stock, which would have caused further anti-dilution. For the six months ended June 2003 and 2002, respectively, we excluded 2.0 million and 2.3 million stock options from our calculation of CSEs because their exercise prices exceeded the market price of our stock, which would have caused further anti-dilution.

7.	OPERATING SEGMENTS
     ------------------
     We have two operating segments. The larger segment consists of our motor carrier operations, which are conducted in a number of divisions and sub-sidiaries and are similar in nature. We report all motor carrier opera-tions as one segment.

     Our non-freight segment is engaged in the sale and service of air con-ditioning and refrigeration components. We have presented below financial information for each of the three and six-month periods ended June 30, 2003 and 2002 (in millions):

                                      Three Months          Six Months
                                      ------------          ----------
                                     2003       2002       2003      2002
                                     ----       ----       ----      ----
                                             (restated)           (restated)
    Freight Operations
       Revenue                     $ 96.4     $ 84.4      $184.9    $161.9
       Operating income               2.9        0.8         2.9       0.5
       Total assets                 142.3      130.2       142.3     130.2

    Non-Freight Operations
       Revenue                     $  6.0     $  4.1      $  9.0    $  5.7
       Operating loss                (0.4)      (0.1)       (1.0)     (0.6)
       Total assets                  19.5       19.8        19.5      19.8

    Intercompany Eliminations
       Total assets                $(19.0)    $(17.0)     $(18.8)   $(17.0)

    Consolidated
       Revenue                     $102.5     $ 88.5      $193.9    $167.6
       Operating income (loss)        2.5        0.7         2.0      (0.1)
       Total assets                 142.8      133.0       142.8     133.0

8.     NEW ACCOUNTING PRONOUNCEMENTS
       -----------------------------
       In January 2003, the FASB issued Interpretation No. 46, "Consolida-tion of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN No. 46). FIN No. 46 addresses the consolidation by business enter-prises of variable interest entities as defined in FIN No. 46. We have reviewed our relationships with entities with whom we have transactional relationships, and determined none of those entities are variable in-terest entities which would require consolidation pursuant to the pro-visions of FIN No. 46. Accordingly, the application of FIN No. 46 is not expected to have an effect on our financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
of Operations
-------------

Results of Operations
---------------------
The following table sets forth, as a percentage of freight revenue, certain major operating expenses for the three-month and six-month periods ended June 30, 2003 and 2002:

                                              Three Months        Six Months
                                             --------------     --------------
                                             2003     2002      2003      2002
                                             ----     ----      ----      ----
   Salaries, wages and related expenses      27.8%    27.9%     27.3%     28.3%
   Purchased transportation                  24.6     22.6      24.6      22.5
   Supplies and expenses                     27.8     29.1      28.8      29.0
   Revenue equipment rent and depreciation   10.7     12.3      11.1      12.6
   Claims and insurance                       2.9      3.8       3.1       4.2
   Other                                      3.2      3.3       3.5       3.1
                                             ----     ----      ----      ----
   Total freight operating expenses          97.0%    99.0%     98.4%     99.7%
                                             ====     ====      ====      ====

Second Quarter of 2003 vs. 2002
--------------------------------
During the second quarter of 2003, our freight revenue rose by 14.2% to $96.4 million. Fuel adjustment charges aggregated $3.8 million during the second quarter of 2003 and about $1.5 million during the same period of 2002. Net of fuel adjustment charges, our freight revenue increased by almost 12% between the two quarters.

Excluding the impact of fuel adjustment charges, our full-truckload revenue in-creased by 4% to $63.4 million during the second quarter of 2003. This resulted from a 6.4% increase in the number of full-truckload shipments, and a 6.5% in-crease in revenue per mile, which were partially offset by a decrease in aver-age length of haul.

Less-than-truckload (LTL) revenue, excluding fuel adjustment charges, rose by $7.6 million, or 35%, between the second quarters of 2002 and 2003. For decades, most of the market for nationwide refrigerated LTL service has been shared be-tween one other company and ourselves. We competed primarily on price and breadth of services. In recent years, the competitor's (Alterman Transport Lines "ATL") annual LTL revenue was about half as much as our LTL revenue. During December 2002, ATL announced that it planned to cease operations and liquidate, a process that began in January of 2003. As a result, we have ex-perienced a significant increase in our LTL volume of shipments. Although we expect this increased activity to carry over into future periods, there can be no assurance that will occur.

As of June 30, 2003 and 2002, respectively, we had about 1,390 and 1,350 trac-tors in our company-operated full-truckload fleet. The number of full-truckload tractors provided to us by owner-operators rose by about 15 during the first half of 2003. At the end of 2003's second quarter, we had about 60 more inde-pendent contractor-provided full-truckload trucks than we did one year ago.

Full-truckload activities, which contributed about 68.5% and 73.8% of freight revenue during the second quarters of 2003 and 2002, respectively, are conducted primarily with company-operated equipment, while LTL activities are conducted primarily with equipment provided by independent contractors. Changes in the mix of LTL versus full-truckload revenue as well as fluctuations in the amount of total freight handled on company-operated versus independent contractor pro-vided equipment, impact the percent of freight revenue absorbed by the various categories of operating expenses between the two quarters.

During the second quarter of 2003, the percent of freight revenue absorbed by salaries, wages and related expense was 27.8%, as compared to 27.9% during the year-ago quarter. Total salaries, wages and related expenses rose by $3.2 mil-lion. Driver's wages rose by about $0.6 million between the quarters, due to the increase in our company-operated full-truckload tractor count. Most em-ployee drivers are paid by the mile. Non-driver salaries and wages increased by about $0.9 million due to the increase in our LTL business and our con-tinuing efforts to refocus our marketing organization. The remainder of the increase in salaries, wages and related expenses is due to increased costs associated with our group health and work-related injury plans.

Purchased transportation rose from 22.6% of freight revenue during the second quarter of 2002 to 24.6% during the comparable 2003 period. The portion of freight revenue we paid to independent contractors for purchased transportation, as a percent of revenue, has not changed appreciably since last year. The in-crease in purchased transportation expenses during 2003 is principally related to the higher volume of LTL activity, which is more reliant on equipment pro-vided by independent contractors than are our full-truckload activities.

Supplies and expenses rose by $2.2 million between the second quarters of 2002 and 2003. About half of this increase was related to fuel consumed by our company-operated fleet. Per-gallon costs we paid for fuel rose by 10% between the second quarters of 2002 and 2003. Also impacting our costs for supplies and expenses were increases in our freight pick up and delivery costs associ-ated with the increased volume of our less-than-truckload activities.

Owner-operators are responsible for all costs associated with their equipment, including fuel. Therefore, the cost of such fuel is not a direct expense of ours. Regarding our company-operated fleet, sudden and dramatic fuel price vol-atility impacts our profitability. We have in place a number of strategies de-signed to address such volatility. Pursuant to the contracts and tariffs by which our freight rates are determined, those rates automatically fluctuate as diesel fuel prices rise and fall. With regard to fuel expenses for company-operated equipment, we attempt to mitigate the impact of fluctuating fuel costs by aggressively managing fuel purchasing and purchasing more fuel-efficient tractors.

During the second quarter of 2003, we began taking delivery of trucks with a new, federally mandated engine designed to curtail the level of exhaust emis-sions. Prior to the introduction of the new engines, there had been concern that the engine would consume more fuel and be more costly to maintain. At this time, it appears that the newer trucks are generating slightly lower fuel economy. It does not appear that the newer trucks have yet had any significant impact on our costs for maintenance.

For the second quarter of 2003, the total of revenue equipment rent and dep-reciation expense declined by $32,000 as compared to the second quarter of 2002. There were about 1,500 tractors in our company-operated fleets as of June 30, 2003, an increase of 70 as compared to one year before. The number of tractors we own and lease to independent contractors increased by 120. Therefore, we owned or were the lessee of about 190 more tractors as of June 30, 2003 than was the case as of June 30, 2002. Our costs associated with tractor rent and depreciation accordingly increased between the quarters. That increase was mitigated by increased rental income from the additional tractors we lease to independent contractors. Also, during the second half of 2002, we extended lease agreements on a portion of our trailer fleet at rentals as low as half of what we had been paying. The reductions in trailer rents have served to reduce the impact during 2003 of increased rent and depreciation expenses associated with the increased size of our tractor and trailer fleets.

Claims and insurance expense fell from 3.8% of freight revenue during the second quarter of 2002 to 2.9% for the same quarter of 2003. These expenses vary with the severity and frequency of personal injury and property damage claims. Because we retain a $5 million deductible for our personal injury claims, the occurrence of any single event can profoundly and negatively impact our periodic earnings. During the second quarter of 2002, we incurred losses of greater severity and magnitude than we incurred during the second quarter of 2003. The presence of the large deductible increases periodic volatility of our claims and insurance expense.

Miscellaneous expenses are reported net of gains on the sale of operating assets. Between the second quarters of 2002 and 2003, such gains increased by approximately $400,000 to $543,000. The amount of our quarterly gains on sale of operating assets can vary significantly depending upon the quantity of equipment we offer for sale and the demand for that equipment. The other com-ponents of miscellaneous expenses in the aggregate rose by about $1.0 million between the second quarters of 2002 and 2003. Expenses associated with profes-sional fees and the write-down of intangible assets during the second quarter of 2003 were the primary source of the increase. The professional fee increase was related to legal and auditing expenses for general corporate matters and our efforts to comply with new corporate governance and financial reporting requirements. The intangible assets we wrote down were related to trade names and other assets we previously acquired but have now effectively abandoned.

Between the second quarters of 2002 and 2003, operating income from our truck-ing business improved from $0.8 million to $2.9 million.

Non-freight revenue for the second quarter of 2003 was $6.0 million, an in-crease of $1.9 million from the second quarter of 2002, but operating expenses for our non-freight segment increased by about $2.2 million between the quar-ters. Our continuing efforts to expand our presence in certain markets and to liquidate excess and obsolete inventories are major contributors to our non-freight operating expenses. We will continue to focus on and implement strate-gies to restore the non-freight segment to profitability. If a suitable strat-egy cannot be devised and implemented, we will take whatever additional actions are required to address issues associated with our non-freight segment.

Our consolidated income from operations was $2.5 million during the second quar-ter of 2003 as compared to $0.7 million during the second quarter of 2002.

Interest and other non-operating activities accounted for expense of $182,000 during the second quarter of 2002, but generated income of nearly $1.2 million during 2003's second quarter. Interest expense on borrowed funds did not change significantly between the second quarters of 2002 and 2003. The largest component of our interest and other non-operating activities has to do with transactions involving and changes in the net cash surrender value of our life insurance investments. During the second quarter of 2002, transactions involving our life insurance assets resulted in net investment expense of about $250,000, as compared to $1.3 million in net investment income for the second quarter of 2003. We do not expect these investments to result in this magni-tude of investment income in the future.

We earned a pre-tax profit of $3.6 million during the second quarter of 2003 as compared to $0.5 million during the comparable 2002 period.

Our provision for income tax was 29.3% of pre-tax income for the second quarter of 2003 and 59.2% for the comparable period of 2002. Our effective tax rate is impacted by the presence of transactions (primarily related to our life insur-ance investments) in our income statement which are excluded from federal in-come tax.

First Six Months of 2003 vs. 2002
---------------------------------
Items not specifically discussed with regard to the six-month period fluctuated on a year-to-date basis in a manner and for reasons similar to those described in the above discussion regarding the three-month period.

Excluding the decreased impact of fuel adjustment charges, for the first six months of 2003, revenue from our full-truckload operations rose by $2.6 million or 2.2%, and revenue from our LTL operations rose by $14.5 million or 35%.

The volume of our LTL operation has increased significantly since last year. While LTL operations offer the opportunity to earn higher revenue on a per-mile and per-hundredweight basis than do full-truckload operations, the level of in-vestment and fixed costs associated with LTL activities significantly exceed those of full-truckload activities. Accordingly, as LTL revenue fluctuates, many costs remain fixed, leveraging the impact from such revenue fluctuations on operating income. In recent years prior to 2003, as LTL activity and rev-enue declined, many LTL-related costs remained static. Similarly, the recent increase in our LTL business has produced positive leverage on our operating income.

Because we retain a $5 million deductible for personal injury claims, insurance premiums are not a primary determinant of claims and insurance expense. Individual events which result in our exposure to significant liability for personal injury occur infrequently. Because of this irregular timing of larger claims, our claims and insurance expense will demonstrate significant volatil-ity over time.

Miscellaneous expenses include communications, utilities, office rent, provision for uncollectible accounts receivable, amortization of intangible assets, pro-fessional fees associated with general corporate matters and gains or losses on the sale of assets (primarily revenue equipment). For the first six months of 2003 as compared to 2002, these costs in the aggregate increased by 155% to $2.6 million.

Amortization of our intangible assets increased by nearly $500,000 during the first six months of 2003. Accounting principles generally accepted in the United States of America require us to periodically review and assess for im-pairment the realizability of our intangible assets. If such an impairment is found during the review, we are required to charge the impairment against cur-rent earnings. The 2003 increase in our amortization for intangible assets is a result of this accounting treatment. Because the assets we adjusted have been essentially abandoned by us, they no longer have value in our balance sheet. We do not expect future periods to be impacted at the same level as has been the case during 2003's first six months.

During the first six months of 2003, our provision for uncollectible customer accounts increased by nearly $500,000 compared to the comparable year-ago per-iod. This is partially associated with general economic conditions and partly due to the increased level of our LTL activities. Due to the nature of much of the customer base, LTL activities often carry with them a higher level of cre-dit risk than do customers who utilize our full-truckload services.

Professional fees, primarily for legal and audit services have also risen dur-ing the first six months of 2003. We are the plaintiff in an action seeking reimbursement for expenses we incurred to remedy a defect in some of our trailers, and we have incurred significant legal fees in connection with our complaint. Also, our efforts to comply with new legislation and rules designed to enhance corporate governance and financial reporting have resulted in sig-nificant increases in our professional legal and audit fees.

Liquidity and Capital Resources
-------------------------------
We believe that our current cash position, funds from our operations, and the availability of funds under our credit agreement will be sufficient to meet an-ticipated liquidity requirements for the next twelve months. At June 30, 2003, working capital was $35.6 million as compared to $31.4 million at December 31, 2002.

During the six month periods ended June 30, 2003 and 2002, net cash provided by operating activities was $2.1 million and $0.5 million respectively. Improved profitability was the principal factor impacting operating cash flows.

Our primary needs for capital resources are to finance working capital, capital expenditures and, from time to time, acquisitions. Working capital investment typically increases during periods of sales expansion when higher levels of re-ceivables and, with regard to non-freight operations, inventory are present.
At June 30, 2003, we had long-term debt of $8.0 million. The unused portion of our $40 million revolving credit facility was approximately $25.5 million.

Outlook
-------
This report contains information and forward-looking statements that are based on our current beliefs and expectations and assumptions we made based upon in-formation currently available. Forward-looking statements include statements relating to our plans, strategies, objectives, expectations, intentions, and adequacy of resources, and may be identified by words such as "will", "could", "should", "believe", "expect", intend", "plan", "schedule", "estimate","project" and similar expressions. These statements are based on current expectations and are subject to uncertainty and change.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, actual results could differ materially from the ex-pectations reflect in such forward-looking statements. Should one or more of the risks or uncertainties underlying such expectations not materialize, or should underlying assumptions prove incorrect, actual results may vary materi-ally from those we expect.

Factors that are not within our control which could contribute to such dif-ferences and may have a bearing on operating results include demand for our services and products, and our ability to meet that demand, which may be af-fected by, among other things, competition, weather conditions and the general economy, the availability and cost of labor, our ability to negotiate favorably with lenders and lessors, the effects of terrorism and war, the availability and cost of equipment, fuel and supplies, the market for previously-owned equipment, the impact of changes in the tax and regulatory environment in which we operate, operational risks and insurance, risks associated with the tech-nologies and systems used and the other risks and uncertainties described elsewhere in our filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------
As of June 30, 2003, debt stood at $8.0 million, which approximated fair mar-ket value. We sponsor a Rabbi Trust for the benefit of participants in a sup-plemental executive retirement plan. As of June 30, 2003, the trust held about 235,000 shares of our stock. To the extent that trust assets are invest-ed in our stock, our future compensation expenses and pre-tax income will reflect changes in the market value of our stock.

We own life insurance policies that have cash surrender value. The invest-ment returns earned by the insurance company serve to pay insurance costs and increase cash surrender value, which is a key determinant of the amount that we could receive pursuant to the policy as of the date of our financial statements. Accordingly, changes in the market value of and returns from those investments could impact the value of our life insurance policies. Changes in those values directly impact the level of on pre-tax and net income.

Item 4. Controls and Procedures
        -----------------------
As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of, the design and the operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14. Based on the evaluation, our Chief Exe-cutive Officer and Chief Financial Officer concluded that our disclosure con-trols and procedures are effective for the purposes of gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods spec-ified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect inter-nal controls subsequent to the date of the evaluation.

PART II - OTHER INFORMATION
          -----------------
Items 1, 2, 3 and 5 of Part II are omitted due to a lack of updated information to disclose pursuant to said items.

Item 4.  Submission of Matters to Vote of Security Holders
         -------------------------------------------------
The Company held its Annual Meeting of Shareholders on April 24, 2003. The meeting was held to elect one Class I director for a two-year term and three incumbent Class II directors for a three-year term. There were 14,360,799 shares of common stock represented at the meeting.

With regard to the election of Class I directors, the following votes were cast:

                                                                     Broker
       Nominee           For         Withheld        Abstained       Non-Votes
       -------           ---         --------        ---------       ---------
Jerry T. Armstrong    14,263,654      97,145             -               -

With regard to the election of Class II directors, the following votes were cast:

                                                                      Broker
       Nominee           For         Withheld        Abstained       Non-Votes
       -------           ---         --------        ---------       ---------
Brian R. Blackmarr    14,262,144      98,655             -               -
W. Mike Baggett       14,262,144      98,655             -               -
F. Dixon McElwee, Jr. 13,970,783     390,016             -               -


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------
a. Exhibits

         31.1 Certification of Chief Executive Officer Required by Rule 13a-14(a)(17 CFR 240.13a-14(a)).

         31.2 Certification of Chief Financial Officer Required by Rule 13a-14(a)(17 CFR 240.13a-14(a)).

         Exhibits 32.1 and 32.2 are furnished herewith and should not be deemed to be "filed" under the Securities Exchange Act of 1934.

         32.1  Certification of Chief Executive Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2  Certification of Chief Financial Officer Pursuant to 18 U.S.C.
               Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. On May 2, 2003, we filed a current report on Form 8-K announcing our re-sults of operations for the three month period ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the under-signed, hereunto duly authorized.

                                           Frozen Food Express Industries, Inc.
                                           (Registrant)

August 14, 2003                            By:  /s/ Stoney M. Stubbs, Jr.
                                               --------------------------
                                               Stoney M. Stubbs, Jr.
                                               Chairman of the Board
                                               and Chief Executive Officer

August 14, 2003                             By:  /s/ F. Dixon McElwee, Jr.
                                                --------------------------
                                                F. Dixon McElwee, Jr.
                                                Senior Vice President,
                                                Principal Financial and
                                                Accounting Officer