Form 10-Q
period 2003-09-30
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2003-11-14
CIK 39273

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549
                                FORM 10-Q
                                (Mark One)
      [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003
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

Indicate by check mark whether the registrant (l) has filed all reports re-quired to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                          [x] Yes         [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act).

                          [ ] Yes         [x] No

As of November 10, 2003, 17,148,908 shares of the registrant's common stock, $1.50 par value, were outstanding.





                                 INDEX


PART I -   FINANCIAL INFORMATION
           ---------------------                                 Page No.

Item l.    Financial Statements
           --------------------

           Consolidated Condensed Balance Sheets -
           September 30, 2003 and December 31, 2002                  2

           Consolidated Statements of Income -
           Three and nine months ended September 30, 2003 and 2002   3

           Consolidated Condensed Statements of Cash Flows -
           Nine months ended September 30, 2003 and 2002             4

           Notes to Consolidated Financial Statements                5


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations             7


Item 3.    Quantitative and Qualitative Disclosures About Market    13
           Risk

Item 4.    Controls and Procedures                                  13


PART II -  OTHER INFORMATION
           -----------------

Item 6.    Exhibits and reports on Form 8-K.                        13



PART I -   FINANCIAL INFORMATION
           ---------------------


Item 1.    Financial Statements
           --------------------


           FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                   Consolidated Condensed Balance Sheets
                              (In thousands)
                                (Unaudited)


                                              Sep. 30,              Dec. 31,
                                                2003                  2002
                                                ----                  ----
Current assets
 Cash                                        $  1,243              $  2,861
 Accounts receivable, net                      54,477                45,345
 Inventories                                    6,514                 7,024
 Tires                                          5,985                 5,113
 Other current assets                           8,433                 7,924
                                              -------               -------
   Total current assets                        76,652                68,267

Property and equipment, net                    65,362                57,462
Other assets                                   11,796                11,857
                                              -------               -------
                                             $153,810              $137,586
                                              =======               =======

Liabilities and Shareholders' Equity

Current liabilities
 Trade accounts payable                      $ 25,977              $ 20,315
 Accrued claims liabilities                     6,309                 7,639
 Accrued payroll                                5,909                 4,068
 Capital lease obligations                         -                  2,562
 Other                                          3,387                 2,331
                                              -------               -------
   Total current liabilities                   41,582                36,915

Long-term debt                                 14,000                 6,000
Other and deferred credits, net                15,440                16,121
                                              -------               -------
                                               71,022                59,036
                                              -------               -------
Shareholders' equity
 Common stock                                  25,921                25,921
 Paid-in capital                                1,481                 2,569
 Retained earnings                             57,163                53,579
                                              -------               -------
                                               84,565                82,069
 Less - Treasury stock                          1,777                 3,519
                                              -------               -------
  Total shareholders' equity                   82,788                78,550
                                              -------               -------
                                             $153,810              $137,586
                                              =======               =======

                          See accompanying notes.



           FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income
          For the Three and Nine Months Ended September 30, 2003
               (In thousands, except per-share amounts)
                            (Unaudited)

                                      Three Months             Nine Months
                                     2003      2002          2003       2002
                                     ----      ----          ----       ----
                                            (Restated)               (Restated)
Revenue
 Freight revenue                  $101,700    $88,282      $286,642   $250,156
 Non-freight revenue                 4,725      4,573        13,694     10,284
                                   -------    -------       -------    -------
                                   106,425     92,855       300,336    260,440
                                   -------    -------       -------    -------
Costs and expenses
 Freight operating expenses
    Salaries, wages and
      related expenses              27,286     23,225        77,851     68,975
    Purchased transportation        24,164     21,230        69,571     57,686
    Supplies and expenses           28,251     25,848        81,474     72,825
    Revenue equipment rent           7,001      5,738        20,764     20,579
    Depreciation                     3,845      3,607        10,596      9,204
    Communications and utilities     1,051      1,001         3,074      2,917
    Claims and insurance             4,067      4,907         9,863     11,686
    Operating taxes and licenses     1,155      1,042         3,046      3,077
    Miscellaneous expense              933        641         3,509      1,650
                                   -------    -------       -------    -------
                                    97,753     87,239       279,748    248,599

 Non-freight costs and
  operating expenses                 5,156      5,729        15,101     12,080
                                   -------    -------       -------    -------
                                   102,909     92,968       294,849    260,679
                                   -------    -------       -------    -------
Income (loss) from operations        3,516       (113)        5,487       (239)

Interest and other                     691        497           (70)     1,250
                                   -------    -------       -------    -------
Income (loss) before income tax      2,825       (610)        5,557     (1,489)
Provision for (benefit from)
  income tax                         1,120     (3,948)        1,973     (4,089)
                                   -------    -------       -------    -------
Net income                          $1,705    $ 3,338        $3,584    $ 2,600
                                   =======    =======       =======    =======

Net income per share of common stock
 Basic                             $   .10    $   .20       $   .21    $   .16
                                   =======    =======       =======    =======
 Diluted                           $   .10    $   .20       $   .21    $   .16
                                   =======    =======       =======    =======

Weighted average shares outstanding
 Basic                              16,823     16,604        16,765     16,545
                                   =======    =======       =======    =======
 Diluted                            17,494     16,741        17,329     16,691
                                   =======    =======       =======    =======


                           See accompanying notes.




           FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
              Consolidated Condensed Statements of Cash Flows
                             (In thousands)
                               (Unaudited)

                                                          For the Nine
                                                   Months Ended September 30,
                                                    2003               2002
                                                    ----               ----

Net cash provided by operating activities         $ 8,648            $ 6,564
                                                   ------             ------
Cash flows from investing activities
 Expenditures for property and equipment          (25,307)           (23,121)
 Proceeds from sale of property and equipment       8,811              6,020
 Other                                                638               (511)
                                                   ------             ------
Net cash used in investing activities             (15,858)           (17,612)
                                                   ------             ------
Cash flows from financing activities
 Borrowings under revolving credit agreement       38,700             35,700
 Payments against revolving credit agreement      (30,700)           (17,700)
 Capital leases and other                          (2,408)                -
                                                   ------             ------
Net cash provided by financing activities           5,592             18,000
                                                   ------             ------
Net (decrease) increase in cash
  and cash equivalents                             (1,618)             6,952
Cash and cash equivalents at January 1              2,861              3,236
                                                   ------             ------
Cash and cash equivalents at September 30         $ 1,243            $10,188
                                                   ======             ======

                         See accompanying notes.






           FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                Notes to Consolidated Financial Statements
                       September 30, 2003 and 2002
                              (Unaudited)

1.	BASIS OF PRESENTATION
     ---------------------
     These consolidated financial statements include Frozen Food Express Industries, Inc. and its subsidiary companies, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. These financial statements have been pre-pared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments neces-sary to present fairly our financial position,cash flows and results of operations have been made. Pursuant to SEC rules and regulations, certain information and disclosures normally included in financial statements pre-pared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted from these state-ments unless significant changes have taken place since the end of the most recent fiscal year. We believe that the disclosures contained here-in, when read in conjunction with the financial statements, notes and the other information included (or incorporated by reference) in our Form 10-K filed with the SEC on March 28, 2003, are adequate to make the information presented not misleading. It is suggested, therefore, that these state-ments be read in conjunction with the statements, notes and the other in-formation (included, or incorporated by reference) in our most recent Annual Report on Form 10-K.

2.	STOCK-BASED COMPENSATION
     ------------------------
     In April of 2003, the Financial Accounting Standards Board ("FASB")an-nounced that it had voted to rescind the option that companies have to apply APB Opinion No. 25 to account for stock options. The rescission will come into effect at a future date which has not yet been determined. Until such time as the new accounting standard takes effect, we intend to apply APB Opinion No. 25 to account for our stock options. Accordingly, no expense has been recognized for stock option grants to employees and we have included the dilutive effect of our stock options in the computa-tion of our diluted earnings per share. The following table illustrates how our net income and our diluted net income per share would have been impacted for each of the three and nine month periods ended September 30, 2003 and 2002 had we elected to apply FASB Statement of Financial Account-ing Standards ("SFAS") No. 123 to account for our stock options (in mil-lions, except per-share amounts):

                                           Three Months          Nine Months
                                          2003      2002        2003     2002
                                          ----      ----        ----     ----
                                                 (restated)           (restated)
           Net income:
           As reported                   $ 1.7     $ 3.3       $ 3.6   $  2.6
           Impact of SFAS No. 123         (0.1)     (0.3)       (0.2)    (0.5)
                                          ----      ----        ----     ----
                                         $ 1.6     $ 3.0       $ 3.4   $  2.1
                                          ====      ====        ====     ====
           Net income per share:
           As reported                   $0.10     $0.20       $0.21   $ 0.16
           Impact of SFAS No. 123        (0.01)    (0.02)      (0.02)   (0.03)
                                          ----      ----        ----     ----
                                         $0.09     $0.18       $0.19   $ 0.13
                                          ====      ====        ====     ====

     In calculating the above amounts we assumed that expenses from employee stock options would accrue over each option's vesting period.

3.	LONG-LIVED ASSETS
     -----------------
     We periodically evaluate whether the remaining useful life of our long-lived assets may require revision or whether the remaining unamortized balance is recoverable. When factors indicate that an asset should be evaluated for possible impairment, we use an estimate of the asset's un-discounted cash flow in evaluating whether an impairment exists. If an impairment exists, the asset is written down to net realizable value.

     Included in other non-current assets is the cash surrender value of life insurance policies and related investments.

     For many years, we have based our trailer depreciation on a seven-year replacement cycle. Based on the results of a study we completed in the third quarter of 2003, beginning in the last three months of 2003, we will increase our replacement cycle for owned non-refrigerated trailers from seven to ten years. Owned refrigerated,leased refrigerated and leased non-refrigerated trailers will remain on a seven-year replacement cycle. We expect that this change will reduce our 2003 depreciation expense by about $150,000 during the fourth quarter from what would have been report-ed without this change. The impact of this change on our income is ex-pected to diminish in 2004 and beyond, because we expect that gains we may realize on the ultimate sale of these trailers will be less than they otherwise would have been.

4.	SHAREHOLDERS' EQUITY
     --------------------
     As of September 30, 2003 and December 31, 2002, respectively, there were 17,078,000 and 16,848,000 shares of stock outstanding.

5.	COMMITMENTS AND CONTINGENCIES
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


6.   PRIOR PERIOD RESTATEMENT
     ------------------------
     In the fourth quarter of 2002, we identified certain expenses which should have been included in, but were omitted from our operating expenses during the first three quarters of 2002. We have reflected the corrections of those omissions in our financial statements. For the third quarter and first nine months of 2002, we have reflected increases of $70,000 and $349,000, respectively, in our lossss from operations to include payroll and other operating expenses that should have been, but were not, recorded by our non-freight subsidiary during those periods. Net of income taxes, the adjustments increased our first quarter of 2002 net loss by $85,000 and reduced our net income for the second and third quarters of 2002 by $97,000 and $45,000, respectively.

7.	NET INCOME PER SHARE OF COMMON STOCK
     ------------------------------------
     Our basic net income per share was computed by dividing our net income by the weighted average number of shares of common stock outstanding during the year. Our diluted net income per share was computed by dividing our net income by diluted shares of common stock. Diluted shares are the sum of our basic shares plus common stock equivalents ("CSE's"). The table below sets forth for the three and nine-month periods ended September 30, 2003 and 2002 information regarding weighted average basic and diluted shares (in thousands):

                                           Three Months         Nine Months
                                          2003      2002      2003       2002
                                          ----      ----      ----       ----
     Basic shares                        16,823    16,604    16,765     16,545
     Common stock equivalents               671       137       564        146
                                         ------    ------    ------     ------
     Diluted shares                      17,494    16,741    17,329     16,691
                                         ======    ======    ======     ======

     For the quarters ended September 30, 2003 and 2002, respectively, we ex-cluded 1.2 million and 2.0 million stock options from our calculation of CSEs because their exercise prices exceeded the market price of our stock, which would have caused anti-dilution. For the nine months ended September 30, 2003 and 2002, respectively, we excluded 1.3 million and 2.2 million stock options from our calculation of CSEs because their exercise prices exceeded the market price of our stock, which would have caused anti-dilution.

8.	OPERATING SEGMENTS
     ------------------
     We have two operating segments. The large segment consists of our motor carrier operations, which are conducted in a number of divisions and sub-sidiaries and are similar in nature. We report all of our motor carrier operations as one segment.

     Our non-freight segment is engaged in the sale and service of air condi-tioning and refrigeration components. For each segment, we have presented below financial information for each of the three and nine-month periods ended September 30, 2003 and 2002 (in millions):


                                        Three Months           Nine Months
                                       2003      2002        2003       2002
                                       ----      ----        ----       ----
                                              (restated)             (restated)
     Freight Operations
        Revenue                      $101.7    $ 88.3      $286.6     $250.2
        Operating income                3.9       1.0         6.9        1.6
        Total assets                  154.2     148.2       154.2      148.2

     Non-Freight Operations
        Revenue                      $  4.7    $  4.6      $ 13.7     $ 10.3
        Operating loss                 (0.4)     (1.1)       (1.4)      (1.8)
        Total assets                   18.4      18.1        18.4       18.1

     Intercompany Eliminations
        Total assets                 $(18.8)   $(17.7)     $(18.8)    $(17.7)

     Consolidated
        Revenue                      $106.4    $ 92.9      $300.3     $260.4
        Operating income (loss)         3.5      (0.1)        5.5       (0.2)
        Total assets                  153.8     148.6       153.8      148.6


9.   NEW ACCOUNTING PRONOUNCEMENTS
     -----------------------------
     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN No.
     46). FIN No. 46 addresses the consolidation by business enterprises of variable interest entities as defined in FIN No. 46. We have reviewed our relationships with entities with whom we have transactional rela-tionships, and determined none of those entities are variable interest entities which would require consolidation pursuant to the provisions of FIN No. 46. Accordingly, the application of FIN No. 46 is not expected to have an effect on our financial statements.


Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Results of Operations - Three and Nine Months Ended September 30, 2003
----------------------------------------------------------------------

Freight Revenue
---------------
The rates we charge for our freight transportation services include fuel ad-justment charges. In periods when the price we incur for diesel fuel is high, we raise our prices to recover this increase from our customers. During the three and nine month periods ended September 30, 2003, fuel adjustment charges comprised 3.6% and 4.0%, respectively, of our freight revenue, as compared to 2.1% and 1.5%, respectively, during the three and nine months ended September 30, 2002.

The following comments about our freight revenue for the three and nine month periods ended September 30, 2003 as compared to the comparable periods of 2002 exclude fluctuations due to our fuel adjustment charges.

Our freight business serves two related markets with separate revenues, but with many shared costs. Full-truckload freight services typically include the transportation of a single shipment from a single origin to one or a few desti-nations. Full-truckload shipments typically weigh about 35,000 pounds. Al-though we principally transport full-truckload shipments of products that re-quire temperature control while in transit, we also have a fleet of trucks that focuses on full-truckload transportation of non-perishable commodities.

Less-than-truckload ("LTL") freight services typically involve the transpor-tation of multiple shipments at the same time in one load. Each load of LTL freight involves multiple shipments, each with different origins and desti-nations. LTL shipments typically weigh 3,000 pounds or less and more than 90% of our LTL shipments are of commodities requiring temperature control.

Full-truckload shipments usually travel directly between pickup origins and delivery destinations while LTL shipments typically travel from the origin through one or more of our freight terminals and then to the destination.

The following table sets forth information regarding revenue from our full-truckload and LTL freight services for the three and nine-month periods ended September 30, 2003 and 2002 (in thousands):

                                       Three Months           Nine Months
                                      2003      2002        2003       2002
                                      ----      ----        ----       ----
Full-truckload:
 Revenue                            $66,454   $61,705    $187,267   $179,863
 Shipments                             52.3      47.9       151.4      141.9
  Total miles                        51,599    49,228     149,142    146,083

LTL:
 Revenue                            $31,597   $24,701    $ 87,887   $ 66,449
 Shipments                             86.0      69.0       244.3      190.0
 Total miles                         10,883     8,552      30,717     23,534

Full-truckload revenue for the three and nine month periods ended September 30, 2003 increased by 7.7% and 4.1%, respectively, as compared to the year-ago per-iods. Although the number of full-truckload shipments increased at rates in excess of the rate of full-truckload revenue growth, the increases in shipment count were tempered by a shortened average length of haul. This resulted in lower average revenue per full-truckload shipment.

LTL revenue for the three and nine month periods ended September 30, 2003 in-creased by 28% and 32%, respectively, as compared to the year-ago periods. For decades, most of the market for nationwide refrigerated LTL service has been shared between Alterman Transport Lines ("ATL") and ourselves. We competed primarily on price and breadth of service. In recent years, ATL's annual LTL revenue was about half as much as our LTL revenue. During December 2002, ATL announced that it planned to cease operations and liquidate, a process that began in January 2003. As a result, we have experienced a significant in-crease in our volume of LTL shipments. Although we expect this increased activity to carry over into future periods, there can be no assurance that will occur.

The sharp increase in our LTL activities has caused us to re-deploy some of our vehicles from primarily hauling full-truckload freight to LTL. That has result-ed in a somewhat diminished rate of growth for our full-truckload revenue.

During the past few years, capacity in the trucking industry has often exceed-ed demand for trucking services. This imbalance was a result of generally weak economic conditions. In the temperature-controlled sector of the trucking in-dustry, several of our competitors have ceased or reduced the scope of their operations, but this reduced capacity has not yet enabled us to significantly increase the prices we charge for our trucking services.

Beginning in the third quarter of 2003 as the economy has improved, demand for trucking services has grown. We have begun to increase some of our rates. This increased demand may afford us more opportunity to increase more of our rates by the middle of 2004.

We continue to see upward pressure on our operating expenses, and we believe that reduced competition and expanding demand for our services will enable us to mitigate some of our increased operating expenses.

Also, beginning in January of 2004, the federal government will begin to impose new hours of service ("HOS") rules, which restrict the number of hours that truck drivers are allowed to work and drive each day. The new rules generally require that drivers have more off-duty time. That requirement is expected to cause an industry-wide decline in the amount of freight trucks can transport, further restricting trucking industry capacity during a time of potentially continuing economic expansion. We anticipate that the increased costs assoc-iated with this reduced ability of our trucking assets to transport freight should result in an increased likelihood that we will succeed in passing the associated costs on to our customers.


Freight Operating Expenses
--------------------------
The following table sets forth, as a percentage of freight revenue, certain major operating expenses for the three-month and nine-month periods ended September 30, 2003 and 2002:

                                          Three Months           Nine Months
                                         2003      2002        2003       2002
                                         ----      ----        ----       ----
Salaries, wages and related expenses     26.8%     26.3%       27.2%      27.6%
Purchased transportation                 23.8      24.0        24.3       23.1
Supplies and expenses                    27.8      29.3        28.4       29.1
Revenue equipment rent and depreciation  10.7      10.6        10.9       11.9
Claims and insurance                      4.0       5.6         3.4        4.7
Other                                     3.0       3.0         3.4        3.0
                                         ----      ----        ----       ----
Total freight operating expenses         96.1%     98.8%       97.6%      99.4%
                                         ====      ====        ====       ====


Compared to 2002, our salaries and wages and related expenses increased by $4.1 million (17.5%) and $8.9 million (12.9%), respectively, during the three and nine month periods ended September 30, 2003. The sharp increase in our LTL freight activities was a significant contributor to higher payroll costs for employee drivers, administrative personnel and our expanded sales team. Also, and especially during the third quarter of 2003, our expenses for employee health insurance and work-related injuries increased at a faster pace than did the underlying direct payroll costs.

Compared to 2002, our purchased transportation expenses increased by $2.9 mil-lion (13.8%) and $11.9 million (20.6%) during the three and nine month periods ended September 30, 2003. Purchased transportation expense includes the pay-ments we make to owner-operators for equipment used in our freight transporta-tion business. We use owner-operator equipment in both our full-truckload and our LTL operations. On a percentage basis, our fleet of LTL trucks is com-prised of more owner-operator trucks than is our fleet of full-truckload trucks. Therefore, the sharp increase in the level of our LTL operations has increased purchased transportation expense on a quarterly and year-to-date basis during 2003.

About 60% of the increases in our quarterly and year-to-date purchased trans-portation came from higher payments in our LTL operation. For the three months ended September 30, 2003, about 17.5% of the increase was due to our expanded use of intermodal services, which typically involve full-truckload services in the course of which we place loaded trailers on railroad flat cars for the transport of the trailer between cities. By using intermodal service pro-viders, we are able to efficiently move our freight over long distances without the need to utilize a tractor.

Supplies and expenses principally consist of costs for fuel, maintenance, re-pairs, freight handling services and over-the-road expenses incurred in the operation of our company-operated assets. During the three and nine-month per-iods ended September 30, 2003, supplies and expenses increased by $2.4 million (9.3%) and $8.6 million (11.9%) as compared to the same quarter of 2002.

About 50% of 2003's quarterly increase and nearly two-thirds of the year-to-date increase in supplies and expenses were due to the increased prices we paid for diesel fuel as compared to the comparable 2002 periods. The per-gallon price we have incurred for fuel during the nine and three-month periods ended Sep-tember 30, 2003 were 17% and 6%, respectively, more than in the comparable year-ago periods. The rates we charge for our services are designed to pass much of these higher fuel costs on to our customers.

In late 2002, we began to take delivery of new trucks equipped with federally-mandated diesel engines which are designed to reduce the level of exhaust par-ticulates. The new engines were expected to be less fuel efficient and more expensive to maintain, and are significantly more expensive to acquire than the engines that were in trucks manufactured prior to late 2002. Most of the trucks currently in our fleet were manufactured before mid-2002 and will con-tinue to operate with the older model engines. They will be replaced with newer engine trucks over a three to four-year period. Although it is too soon to tell what impact the newer engines will have on our maintenance expenses, we have seen some increased fuel consumption in our newer engine equipped trucks. That has added to the increased level of our fuel expenses during 2003.

For the three and nine-month periods ended September 30, 2003, the total of our revenue equipment rent and depreciation expenses increased by $1.5 million (16.1%) and $1.6 million (5.3%) from the comparable periods of 2002. Between October 1, 2002 and September 20, 2003, the number of tractors in our company-operated fleets increased by 10% to approximately 1,540. The number of trac-tors we own and lease to independent contractors increased by 46%, to about 310 and the size of our trailer fleet increased by 16% to about 3,730. These in-creases in fleet size are designed to enhance our capability to effectively meet the expanded customer demand for our LTL and full-truckload freight trans-portation services.

For many years, we have based our trailer depreciation on a seven-year replace-ment cycle. Based on the results of a study we completed in the third quarter of 2003, beginning in the last three months of 2003, we will increase our re-placement cycle for owned non-refrigerated trailers from seven to ten years. Owned refrigerated, leased refrigerated and leased non-refrigerated trailers will remain on a seven-year replacement cycle. We expect that this change will reduce our 2003 depreciation expense by about $150,000 during the fourth quarter from what would have been reported without this change. The impact of this change on our income is expected to diminish in 2004 and beyond, because we expect that gains we may realize on the ultimate sale of these trailers will be less than they otherwise would have been.

For the three and nine-month periods ended September 30, 2003, our claims and insurance expenses declined by $840,000 (17.1%) and $1.8 million (15.6%), re-spectively. These expenses vary with the severity and frequency of personal injury and property damage claims. Because we retain a $5 million deductible for our personal injury claims, the occurrence of any single event can pro-foundly and negatively impact our periodic earnings. During the third quarter of 2003, we incurred losses of greater severity and magnitude than we incurred during the previous quarters of the year. The presence of the large deduct-ible increases periodic volatility of our claims and insurance expense.

Miscellaneous expenses are reported net of gains on the sale of operating assets. Between the three and nine-month periods ended September 30, 2002 and 2003, such gains declined by $429,000 and $313,000, respectively. The amount of our quarterly gains on sale of operating assets can vary significantly depending upon the quantity of equipment we offer for sale and the demand for that equipment. The other components of miscellaneous expenses in the aggre-gate fell by about $137,000 between the third quarters of 2002 and 2003 and rose by $567,000 between the nine-month periods ended September 30, 2002 and 2003. These fluctuations are due to varying expenses associated with pro-fessional fees and the write-down of intangible assets during the second quarter of 2003. The professional fees are related to legal and auditing ex-penses for general corporate matters and our efforts to comply with new corporate governance and financial reporting requirements. The intangible assets we wrote down were related to trade names and other assets we pre-viously acquired but have now effectively abandoned.

Between the third quarters of 2002 and 2003, operating income from our freight operations improved from $1.0 million to $3.9 million. For the first nine months of 2003, income from our freight operations improved from $1.6 million to $6.9 million.

Non-Freight Operations
----------------------
For the first nine months of 2003, revenue from our non-freight business im-proved by 33.2% to $13.7 million from $10.3 million during the first three quarters of 2002, but our third quarter non-freight revenue improved by only 3.3% to $4.7 million. Our operating expenses for the nine month period of 2003 increased by 25%. For the quarter ended September 30, 2003 non-freight operating expenses declined by 10% to $5.2 million.

As previously reported, we have been dissatisfied with the lack of our progress in turning our non-freight operations into positive contributors to our profit-ability. Accordingly, in November, 2003 we engaged a consulting firm to manage our non-freight operations. The principal of the consulting firm was appointed as the Interim President of our non-freight subsidiaries.

The consulting firm has been retained to lead our efforts to eliminate the potential for future losses from our non-freight operations, and to conduct a review of strategic alternatives. At this time we cannot predict what the results might be.

As we develop our plans for our non-freight operations, periodic quarterly fluctuations of non-freight revenue and expense have become more erratic than before. This result has to do with our continuing efforts to liquidate inven-tories of products that have been identified as non-core to the basic opera-tions of our non-freight business. It is likely that these periodic fluctu-ations will continue until the review of our strategic alternatives is com-pleted.

As a result of these fluctuations in our non-freight activities, our non-freight operating loss improved from $1,156,000 to $431,000 between the third quarters of 2002 and 2003, and from $1.8 million to $1.4 million between the nine-month periods ended September 30, 2002 and 2003.

Interest and Other
------------------
Interest and other income or expense consists primarily of amounts we pay for borrowed money and transactions involving life insurance policies that we own.

For the first nine months of both 2002 and 2003, interest expense was approxi-mately $400,000, but for the three months ended September 30, 2003, interest expense increased by 126%, to $158,000. Increased borrowings, principally to finance increased working capital and capital expenditures were the primary causes of the third quarter increase.

The non-interest components of interest and other expenses were abnormally accretive to pre-tax income during the second quarter of 2003, which resulted in the $70,000 contribution to pre-tax income during the first nine months of 2003. Such non-interest components typically serve to reduce pre-tax income, as was the case during both of the quarters ended September 30, 2002 and 2003.

Income Taxes
------------
During 2002's third quarter, we incurred a pre-tax loss of $610,000 and a bene-fit from income tax of $3,948,000, resulting in net income of $3,338,000. In prior years, we had maintained a reserve for certain life insurance related income tax deductions that could have been challenged by the Internal Revenue Service. The tax deductions were permissible at the time they were taken. When the time allotted for such a challenge expired during September 2002, we re-corded an income tax benefit of nearly $4 million when we recognized the can-cellation of the reserve. That action resulted in the proportionately large benefit from income taxes for the three and nine month periods ended September 30, 2002.

For the three and nine-month periods ended September 30, 2003, our provision for income tax was 39.6% and 35.5%, respectively, of our pre-tax income. The presence of non-taxable income or expense in pre-tax income causes our effect-ive tax rate to periodically vary from the federal statutory rate of approxi-mately 35%. Our effective tax rate also includes our estimated liability for state income taxes which we generally incur on a proportional basis relative to the level of our trucking operations through the various United States.

Liquidity and Capital Resources
-------------------------------
We believe that our current cash position, funds from our operations, and the availability of funds under our credit agreement will be sufficient to meet an-ticipated liquidity requirements for the next twelve months. At September 30, 2003, our working capital was $35.1 million as compared to $31.4 million at December 31, 2002.

During the nine month periods ended September 30, 2003 and 2002, net cash pro-vided by operating activities was $8.6 million and $6.6 million respectively. Improved profitability, excluding the adjustment to our income tax liability, was the principal factor impacting operating cash flows.

Our primary needs for capital resources are to finance working capital, capital expenditures and, from time to time, acquisitions. Working capital investment typically increases during periods of sales expansion when higher levels of receivables and, with regard to non-freight operations, inventory are present. At September 30, 2003, we had long-term debt of $14.0 million. The unused portion of our $40 million revolving credit facility was approximately $19.5 million. As of September 30, 2003, approximately $6.5 million of our credit facility was used as collateral for various letters of credit our bank has issued to third-party beneficiaries.

Outlook
-------
This report contains information and forward-looking statements that are based on our current beliefs and expectations and assumptions we made based upon in-formation currently available. Forward-looking statements include statements relating to our plans,strategies, objectives, expectations, intentions, and adequacy of resources, and may be identified by words such as "will", "could", "should", "believe", "expect", intend", "plan", "schedule", "estimate", "pro-ject" and similar expressions. These statements are based on current expecta-tions and are subject to uncertainty and change.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, actual results could differ materially from the ex-pectations reflect in such forward-looking statements. Should one or more of the risks or uncertainties underlying such expectations not materialize, or should underlying assumptions prove incorrect, actual results may vary mater-ially from those we expect.

Factors that are not within our control which could contribute to such dif-ferences and may have a bearing on operating results include demand for our services and products, and our ability to meet that demand, which may be af-fected by, among other things, competition, weather conditions and the general economy, the availability and cost of labor, our ability to negotiate favor-ably with lenders and lessors, the effects of terrorism and war, the avail-ability and cost of equipment, fuel and supplies, the market for previously-owned equipment, the impact of changes in the tax and regulatory environment in which we operate, operational risks and insurance, risks associated with the technologies and systems used and the other risks and uncertainties de-scribed elsewhere in our filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------
As of September 30, 2003, our debt stood at $14.0 million, which approximated fair market value. We sponsor a Rabbi Trust for the benefit of participants in a supplemental executive retirement plan. As of September 30, 2003, the trust held about 123,000 shares of our stock. To the extent that trust assets are invested in our stock, our future compensation expenses and pre-tax income will reflect changes in the market value of our stock.

We own life insurance policies that have cash surrender value. The investment returns earned by the insurance company serve to pay insurance costs and alter cash surrender value, which is a key determinant of the amount that we could receive pursuant to the policies as of the date of our financial statements. Accordingly, changes in the market value of and returns from those investments could impact the value of our life insurance policies. Changes in those values directly impact the level of on pre-tax and net income.

Item 4. Controls and Procedures
        -----------------------
As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of, the design and the operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-14 and 15d-14. Based on the evaluation, our Chief Exe-cutive Officer and Chief Financial Officer concluded that our disclosure con-trols and procedures are effective for the purposes of gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

PART II - OTHER INFORMATION
          -----------------
Items 1, 2, 3, 4 and 5 of Part II are omitted due to a lack of updated in-formation to disclose pursuant to said items.

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



b. On July 30, 2003, we filed a current report on Form 8-K announcing our results of operations for the six month period ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the under-signed, hereunto duly authorized.

                                        Frozen Food Express Industries, Inc.
                                        ------------------------------------
                                        (Registrant)

November 14, 2003                    By: /s/ Stoney M. Stubbs, Jr.
                                        ------------------------------------
                                        Stoney M. Stubbs, Jr.
                                        Chairman of the Board
                                        and Chief Executive Officer


November 14, 2003                    By: /s/ F. Dixon McElwee, Jr.
                                        ------------------------------------
                                        F. Dixon McElwee, Jr.
                                        Senior Vice President,
                                        Principal Financial and
                                        Accounting Officer