Form 10-K
period 2003-12-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2004-03-25
CIK 39273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ________ TO ________

COMMISSION FILE NUMBER 1-10006

FROZEN FOOD EXPRESS INDUSTRIES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

TEXAS (State or other jurisdiction of incorporation or organization)	75-1301831 (I.R.S. Employer Identification No.)

1145 EMPIRE CENTRAL PLACE, DALLAS, TEXAS (Address of principal executive offices)	75247-4309 (Zip Code)

Registrant's telephone number, including area code: (214) 630-8090

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to section 12(g) of the Act:

TITLE OF EACH CLASS	NAME OF EACH EXCHANGE ON WHICH REGISTERED
i) Common Stock $1.50 par value	The Nasdaq Stock Market
ii) Rights to purchase Common Stock	The Nasdaq Stock Market

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

 [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-(2) of the Act.

Yes [   ]      No [X]

As of March 16, 2004 17,358,433 shares of the registrant's common stock, $l.50 par value, were outstanding. The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2003 was $48,153,000. This amount is based on the closing sale price of the registrant's common stock as reported by the Nasdaq Stock Market on such date.

DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on April 29, 2004, are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS.

       Frozen Food Express Industries, Inc. is the largest publicly-owned temperature-controlled trucking company in North America. References herein to we or us, unless the context requires otherwise, include Frozen Food Express Industries, Inc. and our subsidiaries, all of which are wholly owned. We are also the only nationwide temperature-controlled trucking company in the United States that is full-service, offering all of the following services.
       - FULL TRUCKLOAD: A load, typically weighing between 20,000 and 40,000 pounds and usually from a single shipper, filling the trailer. Normally, a full-truckload shipment has a single destination, although we are also able to provide multiple deliveries. According to industry publications and based on 2002 revenue, we are one of the largest temperature-controlled, full-truckload carriers in North America.
       - DEDICATED FLEETS: In providing certain full-truckload services, we contract with a customer to provide service involving the assignment of specific trucks and drivers to handle certain of the customer's transportation needs. Frequently, we and our customers anticipate that dedicated fleet logistics services will both lower the customer's transportation costs and improve the quality of service.
       - LESS-THAN-TRUCKLOAD ("LTL"): A load, typically consisting of up to 30 shipments, each weighing as little as 50 pounds or as much as 20,000 pounds, from multiple shippers destined to multiple receivers. Our temperature-controlled LTL operation is the largest in the United States and the only one offering regularly scheduled nationwide service. We are the only major LTL carrier which uses multi-compartment refrigerated trailers to carry goods requiring different temperatures on one trailer, enhancing customer service and operating efficiencies.
       - DISTRIBUTION: Distribution services generally involve the delivery of cargo within a 50-to-75-mile radius of a company terminal. Full-truckload or large LTL loads are divided into smaller shipments at a terminal and delivered by distribution trucks to "end users," such as grocery stores, food brokers or drug stores, typically within a single metropolitan area.
       We were incorporated in Texas in 1969, as successor to a company formed in 1946. Following is a summary of certain financial and statistical data for the years ended December 31, 1999 through 2003 (LTL data also includes distribution shipments):

	2003	2002	2001	2000	1999
Revenue*
Full-truckload and dedicated fleet	$264.7	$245.9	$236.4	$221.6	$211.5
Less-than-truckload	123.1	92.7	90.9	101.9	99.4
Non-freight	16.4	12.3	51.1	68.9	61.2
Total	$404.2	$350.9	$378.4	$392.4	$372.1

Freight operating ratio	97.0%	98.9%	99.2%	100.3%	105.2%
Full-truckload
Loaded miles*	188.5	175.3	166.3	158.0	157.2
Shipments**	210.2	191.0	178.5	173.9	165.0
Revenue per shipment	$1,259	$1,288	$1,325	$1,274	$1,282
Loaded miles per load	897	918	932	919	953
Less-than-truckload
Hundredweight*	9.7	7.6	7.4	8.3	8.1
Revenue per hundredweight	$12.64	$12.14	$12.31	$12.29	$12.30
Shipments**	326.0	259.9	253.0	284.4	277.9
Revenue per shipment	$378	$356	$359	$358	$358

       *In millions     **In thousands

       Additional information regarding our business segments is presented in the notes to the financial statements included in Item 8 and in management's discussion and analysis at Item 7 of this annual report on Form 10-K.

       The percent of total freight revenue contributed by full-truckload operations and by LTL operations during the past five years is summarized below:

Percent of Total Freight Revenue from	2003	2002	2001	2000	1999
Full-truckload and dedicated fleet	68%	73%	72%	68%	68%
LTL and distribution	32	27	28	32	32

       We offer nationwide "one call does it all" services to nearly 10,000 customers, each of which accounted for less than 10% of total revenue during each of the past five years. Freight revenue from international activities was less than 10% of total freight revenue during each of the past five years.

MARKETS WHICH WE SERVE
       FREIGHT SEGMENT: Our refrigerated and non-refrigerated ("dry") truck operations serve nearly 10,000 customers in the United States, Mexico and Canada. Refrigerated shipments account for about 80% of our total freight revenue. Our customers are involved in a variety of products including food products, pharmaceuticals, medical supplies and household goods. Our customer base is diverse in that our 5, 10 and 20 largest customers accounted for 20%, 28%, and 38%, respectively, of our total freight revenue during 2003. None of our markets is dominated by any single competitor. We compete with several thousand other trucking companies. The principal methods of competition are price, quality of service and availability of equipment needed to satisfy customer requirements.
       For decades, most of the market for nationwide refrigerated LTL service has been shared between us and one other company. We competed primarily on price and breadth of services. In recent years, the competitor's annual LTL revenue was 50% of our LTL revenue. During December of 2002, the competitor announced that it planned to cease operations and liquidate, a process that began in January of 2003. We have experienced a significant increase in our LTL volume of shipments. To provide service to our expanded LTL customer base, in December of 2002, we opened terminals near Miami, FL and Modesto, CA. Although we expect this increased activity to carry over into future periods, there can be no assurance that will occur.
       We have faced, and continue to face, competition from logistics outsourcing and freight consolidators, which adversely effected our penetration of the market for refrigerated LTL services during 2000, 2001 and most of 2002.
        Refrigerated Trucking: The products we haul include meat, poultry, seafood, processed foods, candy and other confectioneries, dairy products, pharmaceuticals, medical supplies, fruits and vegetables, cosmetics and film. The common and contract hauling of temperature-sensitive cargo is highly fragmented and comprised primarily of carriers generating less than $50 million in annual revenue. Industry publications report that only 10 other temperature-controlled carriers generated $100 million or more of revenue in 2002, the most recent year for which data is available. In addition, many major food companies, food distribution firms and grocery chains transport a portion of their freight with their own fleets ("private carriage").
       High-volume shippers have often sought to lower their cost structures by reducing their private carriage capabilities and turning to common and contract carriers ("core carriers") for their transportation needs. As core carriers continue to improve their service capabilities through such means as satellite communications systems and electronic data interchange, some shippers have abandoned their private carriage fleets in favor of common or contract carriage. We believe that the temperature-controlled private carriage segment accounts for more than 40% of the total temperature-controlled portion of the motor carrier industry.
       During recent years, a number of refrigerated motor carriers reduced the scale of or ceased their operations. Others have entered reorganization proceedings. We believe that our substantial capital strength will enable us to gain market penetration as the industry continues to consolidate.
        Non-Refrigerated Trucking: Our non-refrigerated trucking operation conducts business under the name American Eagle Lines ("AEL"). During 2003, AEL accounted for about 18% of our total freight revenue, as compared to 15% in 2000. AEL serves the dry full-truckload market throughout the United States and Canada. During 2003, a Fortune 50 company that is one of AEL's principal customers named AEL its "Carrier of the Year" for the second consecutive year.
        NON-FREIGHT SEGMENT: We are engaged in a non-freight business segment, which until December 2001 consisted primarily of a franchised dealer and repair facility for Wabash trailers and Carrier Transicold brand truck and trailer refrigeration equipment. We sold this dealership in December of 2001, retaining a 19.9% ownership interest in the buyer. This dealer continues to provide refrigeration units and repair service for our trailers. Our remaining non-freight segment continues to distribute motor vehicle air conditioning parts and to re-manufacture mechanical air conditioning and refrigeration components.

OPERATIONS
        From the beginning of 1999 through 2003, our company-operated, full-truckload tractor fleet increased from about 1,230 units to 1,430 units. During the same period, we have emphasized expansion of our fleet of independent contractor ("owner-operator") provided full-truckload tractors. As of December 31, 2003, our full-truckload fleet also included approximately 570 tractors provided by owner-operators as compared to approximately 430 at the beginning of 1999.
       The management of a number of factors is critical to a trucking company's growth and profitability, including:
        Employee-Drivers: Driver shortages and high turnover can reduce revenue and increase operating expenses through reduced operating efficiency and higher recruiting costs. Until 2000, our operations were not significantly affected by driver shortages. During 2000, due to historically low unemployment, competition for skilled labor intensified. As a result, we were unable in 2000 to attract and retain a sufficient number of qualified drivers. We maintain an active driver-recruiting program. During the summer of 2000, employee-driver mileage-based pay rates were significantly increased in an effort to better attract and retain quality employee-drivers. As the labor market began to soften in 2001, however, the availability of drivers increased, alleviating the driver shortage of 2000.
       For much of 2003, the labor market remained soft and we experienced less difficulty in attracting qualified employee-drivers than in 2000 through 2002. During the later months of 2003, the economy began to improve and our ability to attract such drivers was negatively impacted. If the economic recovery continues during 2004, the availability of qualified drivers could diminish. That, together with new federal regulations regarding the hours that truck drivers are allowed to work, could require that we increase our employee-driver rates of pay during 2004.
        Owner-Operators: We actively seek to expand our fleet with equipment provided by owner-operators. The owner-operator provides the tractor and driver to pull our loaded trailer. The owner-operator pays for the drivers' wages, fuel, equipment-related expenses and other transportation expenses and receives a portion of the revenue from each load. At the end of 2003, we had contracts for approximately 570 owner-operator tractors in our full-truckload operations and approximately 190 in our LTL operations.
       The percent of full-truckload and LTL revenue generated from shipments transported by owner-operators during each of the last five years is summarized below:

Percent of Revenue from Shipments Transported by Owner-Operators	2003	2002	2001	2000	1999
Full-truckload and dedicated fleet	27%	30%	26%	28%	25%
LTL and distribution	63	64	68	69	69

       We have traditionally relied on owner-operator-provided equipment to transport much of our customers' freight. As competition for employee-drivers has increased, other trucking companies have initiated or expanded owner-operator fleets. Accordingly, we became more aggressive in our solicitation for and retention of owner-operator-provided equipment.
        Fuel: The average per-gallon fuel cost we paid increased by approximately 13% in 2003, but fell by 5% during 2002. Cumulatively, such costs increased by almost 35% between 1999 and 2003. Owner-operators are responsible for all costs associated with their equipment, including fuel. Therefore, the cost of such fuel is not a direct expense of ours. Fuel price fluctuations result from many external market factors that cannot be influenced or predicted by us.
       In addition, each year several states increase fuel and mileage taxes. Recovery of future increases or realization of future decreases in fuel prices and fuel taxes, if any, will continue to depend upon competitive freight-market conditions.
       We do not hedge our exposure to volatile energy prices, but we are able to mitigate the impact of such volatility by adding fuel adjustment charges to the basic rates for the freight services we provide. The adjustment charges are designed to, but often do not, fully offset the increased fuel expenses we incur when the prices escalate rapidly.
        Risk Management: Liability for accidents is a significant concern in the trucking industry. Exposure can be large and occurrences can be unpredictable. The cost and human impact of work-related injury claims can also be significant. We maintain a risk management program designed to minimize the frequency and severity of accidents and to manage insurance coverage and claims. As part of the program, we carry insurance policies under which we retain liability for up to $5 million on each property, casualty and general liability claim, $1 million for individual work-related injury claims and $250,000 on each cargo claim.

       Insurance premiums do not significantly contribute to our costs, partially because we carry large deductibles under our policies of liability insurance. Claims and insurance costs on a per-mile basis fell by 14% during 2002 and another 10% for 2003. The reduced claims and insurance expense was due primarily to improved claims experience, particularly for physical damage to our tractors and trailers.
       Prior to December 2001 our retained liability for injury to persons was limited to $1 million per occurrence. During 2001, our industry was subjected to cost-prohibitive renewal prices for a deductible below $5 million. Because of our retained liability, a series of very serious traffic accidents, work-related injuries or unfavorable developments in the outcomes of existing claims could materially and adversely affect our operating results. Claims and insurance expense can vary significantly from year to year. Reserves representing our estimate of ultimate claims outcomes are established based on the information available at the time of an incident.
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
       Customer Service: Our one call does it all full-service capability, combined with the service-oriented corporate culture we gained from our many years as a successful LTL carrier, enables us to compete on the basis of service, rather than solely on price. We also believe that major shippers will continue to require increasing levels of service and that they will rely on their core carriers to provide transportation and logistics solutions, such as providing the shipper real-time information about the movement and condition of any shipment.
       Temperature-controlled, full-truckload service requires a substantially lower capital investment for terminals and lower costs of shipment handling and information management than does LTL. Pricing is based primarily on mileage, weight and type of commodity. At the end of 2003, our full-truckload tractor fleet consisted of approximately 1,430 tractors owned or leased by us and approximately 570 tractors contracted to us by owner-operators, making us one of the seven largest temperature-controlled, full-truckload carriers in North America.
       We conduct operations involving "dedicated fleets". In such an arrangement, we contract with a customer to provide service involving the assignment of specific trucks to handle transportation needs of its customers. Frequently, we and our customer anticipate that dedicated fleet logistics services will both lower the customer's transportation costs and improve the quality of the service the customer receives. We continuously improve our capability to provide, and expand our efforts to market, dedicated fleet services. About 7% of our company-operated full-truckload fleet is now engaged in dedicated fleet operations.
       Temperature-controlled LTL trucking requires a system of terminals, capable of holding refrigerated and frozen products. LTL terminals are strategically located in or near New York City, Philadelphia, Atlanta, Lakeland (Florida), Miami, Chicago, Dallas, Salt Lake City, Modesto and Los Angeles. Some of these LTL terminals also serve as full-truckload driver centers where company-operated, full-truckload fleets are based. The Miami and Modesto terminals were added late in 2002 in order to help us manage increased LTL traffic to and from the southern Florida and northern California markets.
       In addition to the LTL terminals, which also serve as employee-driver centers, full-truckload activities are also conducted from a terminal in Fort Worth, Texas. Temperature-controlled LTL trucking is service and capital intensive. LTL freight rates are higher than those for full-truckload and are based on mileage, weight, type of commodity, space required in the trailer and pick-up and delivery.
        Information Management: Information management is essential to a successful temperature-controlled LTL operation. On a typical day, our LTL system handles about 6,000 shipments - about 4,000 on the road, 1,000 being delivered and 1,000 being picked up. In 2003, our LTL operation handled about 326,000 individual shipments.

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
        International Operations: During 2002, the North American Free Trade Agreement ("NAFTA") was expected to be fully implemented with regard to the ability of Mexico and United States-based trucking companies to operate to and from one another's nation.  However, a lawsuit has been filed challenging the impact of Mexican trucks on the United States environment. The suit alleges that an environmental impact study was required before NAFTA could fully take effect.  The lower courts agreed, and an appeal is pending before the Supreme Court of the United States.  If the provisions of NAFTA become fully effective, we do not anticipate altering our method of service into Mexico nor do we expect NAFTA to generate a significant presence of Mexico-based carriers transporting freight into the United States.  NAFTA does not expand the ability for American or Mexican trucking companies to haul freight between points within one another's countries.
       We partner with Mexico-based truckers to facilitate freight moving both ways across the southern United States border. Freight moving from Mexico is hauled in our trailers to the border by the Mexico-based carrier. There, the trailer is exchanged. Southbound shipments work much the same way. This arrangement has been in place approximately 10 years. Often, we have sold used trailer equipment to these carriers for use in their operations. Based on discussions with our Mexico-based partners, we do not anticipate a need to change our manner of dealing with freight to or from Mexico. Less than 10% of our consolidated freight revenue during 2003 involved international shipments, all of which was billed in United States currency.

EQUIPMENT
        We operate premium company-operated tractors in order to help attract and retain qualified employee-drivers, promote safe operations, minimize maintenance and repair costs and assure dependable service to our customers. We believe that the higher initial investment for our equipment is recovered through the more efficient vehicle performance offered by such premium tractors and improved resale value. Prior to 2002, we had a three-year replacement policy for most of our full-truckload tractors. Repair costs are mostly recovered through manufacturers' warranties, but routine and preventative maintenance is our expense.
       During 2001, the demand for and value of previously-owned trucks plummeted. When we acquired such assets three years previously, the truck manufacturer agreed to buy the trucks back for a specified price at the end of our three-year replacement cycle. The manufacturer began expressing concern about its obligation to buy used trucks for which there was little demand. After discussions with the manufacturer, in 2002 we agreed to extend by six to twelve months, the turn-in dates of two-thirds of our trucks and to proportionally reduce the price we will be paid for those used trucks. We also agreed that new trucks purchased from this manufacturer during 2002, 2003 and 2004 will be returned at predetermined prices to the manufacturer after 42 or 48 months of service. We will determine which trucks will be returned at 42 or 48 months as those dates approach. We cannot return more than 50% of our trucks at 42 months. We expect this extended replacement cycle to increase our maintenance expenses by minor amounts. Most of our tractors which were put into service before 2002 are leased for 36 month terms. We approached our equipment lessors to request extended lease terms to match the extended trade-back schedule. Only one lessor refused to do so, and we were able to extend the maturity of those leases with financing provided by the financial services division of the manufacturer. During their primary term, the original leases qualified as off-balance sheet operating leases under Accounting Principles Generally Accepted in the United States of America ("GAAP"). The lease extensions were classified as financing leases on our 2002 balance sheet as required by GAAP.
       Depending upon the availability of drivers and customer demand for our services, we plan to add between 50 and 75 trucks to our company-operated, full-truckload fleet during 2004. Changes in the fleet depend upon acquisitions, if any, of other motor carriers, developments in the nation's economy, demand for our services and the availability of qualified employee drivers. Continued emphasis will be placed on improving the operating efficiency and increasing the utilization of this fleet through enhanced driver training and retention and reducing the percentage of empty, non-revenue producing miles.

REGULATION
        We are regulated by the United States Department of Transportation ("DOT"). The DOT generally governs matters such as safety requirements, registration to engage in motor carrier operations, accounting systems, certain mergers, consolidations, acquisitions and periodic financial reporting. The DOT conducts periodic on-site audits of our compliance with their rules and procedures. Our most recent audits resulted in a rating of "satisfactory", which is the highest safety rating available. A "conditional" or "unsatisfactory" DOT safety rating could have an adverse effect on our business, as some of our contracts with customers require a satisfactory rating and our qualification to self-insure our liability claims would be impaired.

       Effective January 4, 2004, the Federal Motor Carrier Safety Administration ("FMCSA") began to enforce changes to the regulations which govern drivers' hours of service. Hours of Service ("HOS") rules issued by the FMCSA, in effect since 1939, generally limit the number of consecutive hours and consecutive days that a driver may work. The new rules reduce by one the number of hours that a driver may work in a shift, but increase by one the number of hours that drivers may drive during the same shift. Drivers often are working at a time they are not driving. Duties such as fueling, loading and waiting to load count as part of a driver's shift that are not considered driving. Under the old rules, a driver was required to rest for at least eight hours between shifts. The new rules increase that to ten hours, thereby reducing the amount of time a driver can be "on duty" by two hours.
       Because of the two additional hours of required rest period time and the amount of time our drivers spend loading and waiting to load, we believe that the new rules have reduced our productivity and may negatively impact our profitability during 2004 and beyond. Accordingly, we are seeking pricing concessions from our customers to mitigate the impact on our profitability.
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

SEASONALITY
        Our refrigerated full-truckload operations are somewhat affected by seasonal changes. The early winter, late spring and summer growing seasons for fruits and vegetables in California and Texas typically create increased demand for trailers equipped to transport cargo requiring refrigeration. Our LTL operations are also impacted by the seasonality of certain commodities. LTL shipment volume during the winter months is normally lower than other months. Shipping volumes of LTL freight are usually highest during July through October. In addition, severe winter driving conditions can be hazardous and impair all of our trucking operations from time to time.

EMPLOYEES
        The number of our employees, none of whom are subject to collective bargaining arrangements, as of December 31, 2003 and 2002, was as follows:

	2003	2002
Freight Operations:
Drivers and trainees	1,801	1,624
Non-driver personnel
Full time	893	798
Part time	67	65
Total Freight Operations	2,761	2,487
Non-Freight Operations	50	95
	2,811	2,582

OUTLOOK
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
       Factors that are not within our control that could cause actual results to differ materially from those in such forward-looking statements include demand for our services and products, and our ability to meet that demand, which may be affected by, among other things, competition, weather conditions and the general economy, the availability and cost of labor, our ability to negotiate favorably with lenders and lessors, the effects of terrorism and war, the availability and cost of equipment, fuel and supplies, the market for previously-owned equipment, the impact of changes in the tax and regulatory environment in which we operate, operational risks and insurance, risks associated with the technologies and systems we use and the other risks and uncertainties described elsewhere in our filings with the Securities and Exchange Commission.

INTERNET WEB SITE
        We maintain a web site on the Internet through which additional information about FFEX is available. Our web site address is www.ffex.net. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, press releases, earnings releases and other reports filed with the Securities and Exchange Commission, pursuant to Section 13 or 15 (d) of the Exchange Act are available, free of charge, on our web site as soon as practical after they are filed.

SEC FILINGS
        We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). The reports we file with the SEC are available at the SEC's Public Reference Room, located at 450 Fifth Street, N.W., Washington, D.C. 20549. Information may be obtained from the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a web site at www.sec.gov that contains information we file with the agency. Our SEC filings can also be accessed by way of links from our Internet site at www.ffex.net. Our common stock is traded in the Nasdaq Stock Market under the symbol "FFEX".

ITEM 2. PROPERTIES
       The following tables set forth certain information regarding our revenue equipment at December 31, 2003 and 2002:

	Age in Years
Tractors	Less than 1		1 thru 3		4 or more		Total
	2003	2002	2003	2002	2003	2002	2003	2002
Company owned and leased	677	276	715	975	142	160	1,534	1,411
Owner-operator provided	151	8	227	127	379	602	757	737
Total	828	284	942	1,102	521	762	2,291	2,148

	Age in Years
Trailers	Less than 1		1 thru 5		6 or more		Total
	2003	2002	2003	2002	2003	2002	2003	2002
Company owned and leased	921	301	1,933	1,925	932	1,063	3,786	3,289
Owner-operator provided	1	1	11	12	4	6	16	19
Total	922	302	1,944	1,937	936	1,069	3,802	3,308

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
       Our general policy is to replace our company-operated, heavy-duty tractors after 42 or 48 months, subject to cumulative mileage and condition. Our refrigerated and dry trailers are usually retired after seven or ten years of service, respectively. Occasionally, we retain retired equipment for use in local delivery operations.
       At December 31, 2003, we maintained terminal or office facilities of 10,000 square feet or more in or near the cities listed below. Lease terms range from one month to twelve years. We expect that our present facilities are sufficient to support our operations. We also own three properties in Texas that we lease to W&B Service Company, LP, an entity in which we hold a 19.9% ownership interest.

	Approximate		(O)wned or
Division/Location	Square Feet	Acreage	(L)eased
Freight Division
Dallas, TX	100,000	80.0	O
Ft. Worth, TX	34,000	7.0	O
Chicago, IL	37,000	5.0	O
Lakeland, FL	26,000	15.0	O
Newark, NJ	17,000	5.0	O
Atlanta, GA	40,000	7.0	L
Los Angeles, CA	40,000	6.0	L
Salt Lake City, UT	12,500	N/A	L
Miami, FL	17,500	N/A	L
Non-Freight Division
Dallas, TX	103,000	8.5	O
Oklahoma City, OK	20,000	2.0	O
Corporate Office
Dallas, TX	34,000	1.7	O

ITEM 3. LEGAL PROCEEDINGS.
       We are party to routine litigation incidental to our businesses, primarily involving claims for personal injury and property damage incurred in the ordinary and routine highway transportation of freight. The aggregate amount of these claims is significant. We maintain insurance programs and accrue for expected losses in amounts designed to cover liability resulting from personal injury and property damage claims.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
       No matters were submitted to a vote of our shareholders during the fourth quarter of 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
       No dividends have been paid since 1999, we have no current plans to pay dividends, and our credit agreement restricts our ability to pay cash dividends.
       As of March 2, 2004, we had approximately 5,000 beneficial shareholders, including participants in our retirement plans. Our $1.50 par value common stock trades on the Nasdaq Stock Market under the symbol FFEX. Information regarding our common stock is as follows:

2003	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock price per share
High	$8.850	$2.860	$3.200	$5.060	$8.850
Low	2.180	2.390	2.180	3.070	4.160
Common stock trading volume (000)	7,705	479	869	1,574	4,783

2002	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock price per share
High	$3.500	$2.700	$3.500	$3.000	$2.620
Low	1.900	2.000	2.150	1.900	1.950
Common stock trading volume (000)	3,295	751	936	636	972

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
       The following data for each of the five years ended December 31, 2003 should be read in conjunction with our Consolidated Financial Statements and Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 and other financial information included elsewhere in this Report or incorporated herein by reference. Much of the selected data presented below are derived from our Consolidated Financial Statements. The historical information is not necessarily indicative of future results or performance.

(unaudited and in thousands, except per-share amounts, percentages, ratios and items followed by an asterisk):

	2003	2002	2001	2000	1999
Summary of Operations
Total revenue	404,187	350,934	378,409	392,393	372,149
Operating expenses	397,760	350,287	376,751	390,664	387,384
Net income (loss)	4,270	3,176	(154)	(1,335)	(12,575)
Operating income (loss) from
Freight operations	11,520	3,755	2,470	(855)	(16,227)
Non-freight operations	(5,093)	(3,108)	(812)	2,584	992
Pre-tax margin	1.6%	(0.2)%	--	(0.5)%	(5.3)%
After-tax return on equity	5.3%	4.1%	(0.2)%	(1.8)%	(15.1)%
Net income (loss) per common share, diluted	.24	.19	(.01)	(.08)	(.77)
Financial Data
Total assets	155,610	137,586	126,537	147,099	162,576
Working capital	37,741	31,352	25,124	37,016	12,054
Current ratio	2.0	1.8	1.7	1.9	1.2
Cash provided by (used in) operations	14,169	9,372	10,890	11,641	(3,826)
Debt	14,000	6,000	2,000	14,000	26,500
Shareholders' equity	84,054	78,550	74,576	74,387	75,614
Debt-to-equity ratio	.2	.1	--	.2	.4
Common Stock
Average shares outstanding, diluted	17,839	16,738	16,378	16,318	16,352
Book value per share	4.88	4.66	4.50	4.54	4.63
Cash dividends per share	--	--	--	--	.09
Market value per share
High	8.850	3.500	2.790	4.875	8.500
Low	2.180	1.900	1.500	1.234	3.250
Revenue
Full-truckload	264,751	245,930	236,443	221,623	211,545
Less-than-truckload	123,075	92,654	90,888	101,932	99,357
TL/LTL % revenue contribution	68/32	70/26	62/24	57/26	57/27
Equipment in Service at year end*
Tractors
Company operated	1,534	1,411	1,389	1,265	1,240
Provided by owner-operators	757	737	704	753	690
Total	2,291	2,148	2,093	2,018	1,930
Trailers
Company operated	3,786	3,289	3,082	3,150	3,335
Provided by owner-operators	16	19	21	25	23
Total	3,802	3,308	3,103	3,175	3,358
Full-Truckload
Revenue	264,751	245,930	236,443	221,623	211,545
Revenue from fuel adjustment charges	4.1%	1.8%	3.1%	3.2%	--
Loaded miles	188,490	175,336	166,322	158,041	157,248
Shipments	210.2	191.0	178.5	173.9	165.0
Revenue per shipment*	1,259	1,288	1,325	1,274	1,282
Loaded miles per shipment*	897	918	932	919	953
Revenue per loaded mile*	1.40	1.40	1.42	1.40	1.35
Shipments per business day*	834	758	708	690	655
Revenue per business day	1,050	976	938	879	839
Less-than-Truckload
Revenue	123,075	92,654	90,888	101,932	99,357
Revenue from fuel adjustment charges	3.8%	2.2%	3.1%	3.5%	0.3%
Hundredweight	9,738	7,630	7,386	8,290	8,075
Shipments	326.0	259.9	253.0	284.4	277.9
Revenue per shipment*	378	356	359	358	358
Revenue per hundredweight*	12.64	12.14	12.31	12.29	12.30
Pounds per shipment*	2,988	2,935	2,919	2,915	2,906
Revenue per business day	488	368	361	404	394

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
        We are principally a motor-carrier, also commonly referred to as a trucking company. We offer various transportation services to customers in the United States, Canada and Mexico. All of our services involve the over-the-road movement of freight. In the United States, we sometimes also arrange for the use of railroads to transport our loaded trailers between major cities. Most of our revenue is from service which is order-based, meaning that we separately bill our customers for each shipment. A minority of our revenue is from services which are asset-based, meaning that we bill our customer for the use of a truck and driver for a period of time, without regard to the number of shipments hauled. We also refer to our asset-based service as "Dedicated Fleets", because in these arrangements, the trucks and drivers involved are assigned for use by a specific customer on a full-time basis.
       Order-based services are either full-truckload or less-than-truckload ("LTL"). Our trailers are designed to carry up to 40,000 pounds of freight. Shipments weighing 20,000 pounds or more are full-truckload, while shipments of less than that amount are classified as LTL. Asset-based services are full-truckload.
       Customers let us know that they have shipments requiring transportation and inform us as to any special requirements, such as an identification of the type of product to be shipped, the origin and destination of the load and the expected time by which delivery must occur. We inform our customers of our availability to haul the freight and of the price we will charge. If these fit with the needs of the customer, we schedule the freight for pickup.
       Shipments have three stages, pick-up, linehaul and delivery. The linehaul stage is over-the-road and involves longer distances. Most of our full-truckload shipments will have all of these stages performed by the same truck.
       LTL shipments typically involve different trucks for each of the three stages. For LTL, the linehaul stage may also involve more than one truck as the freight moves among our network of LTL terminals. For example, an LTL truck bound from Los Angeles to Dallas may carry shipments destined for Dallas, Chicago and Atlanta. Once the truck arrives in Dallas, the freight for Chicago and Atlanta will be sorted and sent out from Dallas on different trucks to those cities with other LTL shipments that originated in Dallas or arrived there on trucks from other areas of the country. A linehaul load of LTL typically weighs 25,000 to 35,000 pounds and is comprised of between 5 and 30 individual shipments.
       We operate under three primary brand names, FFE Transportation Services ("FFE"), Lisa Motor Lines ("LML") and American Eagle Lines ("AEL"). FFE and LML specialize in products that require temperature control. Most shipments require the maintenance of a cold temperature ranging from minus 10 degrees to plus 40 degrees Fahrenheit. Examples include perishable food, beverages, candy, pharmaceuticals, photographic supplies and electronics. Other products require maintenance of a warm temperature in the colder months to prevent freezing while in transit, such as nursery stock and liquid products. FFE conducts all of our LTL business and also has significant order-based and asset-based full-truckload operations. LML specializes in order-based full-truckload operations. AEL serves the market for order-based and asset-based full-truckload activities that do not require temperature control.
       The assets we must have for temperature-controlled service are costly to acquire and maintain. The rates we charge for our temperature-controlled services are usually higher than other companies who offer no temperature-controlled services. Many products that require protection from the heat during the warmer months of the year do not require protection during the colder months. Therefore, during the warmer months, demand for our temperature-controlled full-truckload and LTL increases.
       There are several companies that provide national temperature-controlled full-truckload services. We know of no other company providing nationwide LTL temperature-controlled service. The vast majority of companies that are nationwide in scope, like our AEL brand, offer only full-truckload service with no temperature control. Therefore, the markets that are served by AEL tend to be very price-competitive and generally lack the level of seasonality as in our FFE and LML operations. Because consumer demand for products requiring temperature control is often less sensitive to economic cycles, revenue from FFE and LML tends to be less volatile during such cycles.
       During 2003, our LTL revenue increased substantially over the prior year, after declines during the years leading up to 2002. The 2003 increase was a result of our principal national temperature-controlled LTL competitor having ceased operations. We do not believe that the market for refrigerated LTL services improved significantly in general during 2003, but we do believe that the level of our specific operations improved because of the reduction in capacity in the marketplace. Accordingly, we do not project that the years following 2003 will see the same magnitude of changes in the level of our LTL operations.

       Over the past few years, AEL has been the fastest-growing of our brands, and accounted for 18% of our 2003 freight revenue. Much of what AEL hauls are products the demand for which exhibits more fluctuation with economic activity. Clothing, electronics, beauty supplies, hygiene products and household appliances are principal among AEL's freight. As consumer demand for such products improved during 2003, much of our revenue growth from our full-truckload activities was from AEL. Full-truckload revenue from our temperature-controlled brands also increased during 2003, but to a lesser extent than was the case for AEL.
       The trucking business is highly competitive. During 2002, the last year for which data is available, there were several thousand companies operating in all sectors of the trucking business in the United States. Among those, the top 5 companies offering primarily temperature-controlled services collectively generated 2002 revenue of $1.9 billion. The next 35 such companies collectively generated revenues of $1.7 billion. In 2002, we ranked third in terms of revenue generated among all temperature-controlled motor carriers.
       We have nearly 10,000 active customers for our trucking business. We generally collect cash for our services between 30 and 50 days after our service is provided.
       Trucking companies of our size face challenges to be successful. Costs for labor, maintenance and insurance rise every year. Fuel prices can increase or decrease quite rapidly. Due to the high level of competitiveness, it is difficult to pass these rising costs on to our customers. Over the past few years, many trucking companies have ceased operations, resulting in a reduced number of alternatives and increasing the awareness among customers that price increases for trucking services are likely. Late in 2003, we began to more aggressively seek price increases from our customers. These efforts, which have been somewhat successful, will continue into 2004 and beyond.
       We also have a non-freight business that deals in vehicle air-conditioning components and compressors for use in stationary refrigeration equipment, such as grocery-store coolers and freezers. Over the past few years, we have incurred substantial losses in this business. In late 2003, the president of our non-freight subsidiary was replaced with a specialist in the management and turn-around of troubled companies. We have taken significant measures to reduce the cost of operating this business and have begun to focus on opportunities to restore our non-freight operations to profitability. If these efforts do not succeed during 2004, we will more likely than not terminate or sell our non-freight operations.

CRITICAL ACCOUNTING ESTIMATES
        We have a number of critical accounting estimates. These require a more significant amount of management judgement than the other accounting policies we employ. Our critical accounting policies are as follows:
        Revenue and Expense Recognition: In our freight operations, which accounted for 96% of our consolidated 2003 revenue, we recognize revenue and estimated direct operating expenses such as fuel and labor on the date we receive shipments from our customers. In 1991, the Emerging Issues Tax Force ("EITF") of the Financial Accounting Standards Board promulgated Issue 91-9, "Revenue and Expense Recognition for Freight Services in Process" ("EITF 91-9"). In 2001, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements", which provides that EITF 91-9 sets forth the revenue and expense recognition methods that may be used in our industry. According to EITF 91-9, our manner of recognizing revenue and expenses for freight in process is acceptable.
       The other methods generally defer the recognition of revenue and expenses to as late as the date on which delivery of the shipments is completed. We have consistently utilized our manner of revenue and expense recognition since we began operations in 1946. Because our income statements contain accruals for revenue and associated estimated direct expenses as of the beginning and the end of each reporting period, we believe that if we were to change our manner of recognizing revenue and associated estimated direct expenses to one of the other methods allowed by EITF 91-9, our results of operations would be substantially unaffected. In such an event, each period's revenue and expenses would be adjusted to include in revenue amounts from freight in process at the beginning of the period and to exclude from revenue those amounts from freight in process at the end of the same period. We believe that these amounts would essentially offset one another from period to period, resulting in minimal impact to our operating or net income.
        Personal and Work-Related Injury: The trucking business involves risk of injury to our employees and the public. Prior to 2002, we retained the first $500,000 and $1 million of these risks, respectively, on a per occurrence basis. Due primarily to conditions in the insurance marketplace, in 2003 and 2002, we retained the first $1 million for work-related injuries and the first $5 million for public liability risk. This arrangement will continue during 2004. Since our company was founded in 1946, events above the level of our pre-2002 retentions have been extremely rare.

       Because our public liability and work-related injury retentions are higher than in previous years, the potential adverse impact a single occurrence can have on our results is more significant than before. When an event involving potential liability occurs, our internal staff of risk management professionals estimates the range of most probable outcomes. Based on that estimate, we record a reserve in our financial statements during the period in which the event occurred. As additional information becomes available, we increase or reduce the amount of this reserve. We also maintain additional reserves for public liability and work-related injury events that may have been incurred but not reported. As of December 31, 2003, our reserves for personal injury, work-related injury, cargo and other claims against us aggregated $22.4 million. If we were to change our estimates making up those reserves up or down by 10% in the aggregate, the impact on 2003 net income would have been $2.2 million, and earnings per share of common stock would have been impacted by $0.12.
        Estimate of Uncollectible Accounts: We extend trade credit to our customers. We also establish a reserve to represent our estimate of accounts that will not ultimately be collected. Once we conclude that a specific invoice is unlikely to be paid by the customer, we charge the invoice against the reserve. We estimate the amount of our bad debt reserve based on the composite age of our receivables. During 2003, the amount of our bad debt reserve increased by $1.0 million and the amount of receivables that were more than 90 days old increased by $0.5 million. Significant changes in our receivables aging could impact our profits and financial condition. As of December 31, 2003, our reserve for uncollectible accounts was $3.2 million. If our estimate were to change by 10%, 2003 net income would have been impacted by $200,000 or $0.01 per share of common stock.
        Deferred Taxes: Our deferred tax liability of $221,000 is stated net of offsetting deferred tax assets. The assets consist of anticipated future tax deductions for an operating loss carry-forward of $1.7 million as well as future tax deductions, such as insurance and bad debt expenses which have been reflected on our statements of income but which are not yet tax deductible. The net operating loss carry-forward begins to expire in 2020. In total, our deferred tax assets are about $12 million, which includes the net operating loss carry-forward. At current federal tax rates, we will need to generate nearly $34 million in future taxable income in order to fully realize our deferred tax assets.
       For 2003 and 2004, the Federal government has authorized "bonus" tax deductions for the depreciation of property and equipment put into service in those years. We estimate the bonus depreciation reduced our Federally taxable income for 2003 by more than $13 million, and without the bonus depreciation, we would have incurred a currently payable Federal income tax liability during 2003. Although the bonus depreciation may similarly impact our taxable income for 2004, we believe it probable that we will generate sufficient taxable income in 2005 and beyond to fully utilize the net operating loss carry-forward and the remainder of our deferred tax assets. If our expectation of such realizability diminishes, we may be required to establish a valuation allowance on our balance sheet. That could diminish our net income.
        Stock-based Compensation: We account for stock-based compensation to employees based on the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the grant date, no compensation expense is recorded. We have adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Had we used SFAS No. 123 to account for our stock-based compensation for 2003, 2002 and 2001, our net income for 2003 and 2002, respectively, would have been $300,000 and $700,000 less and our net loss for 2001 would have been $200,000 more than our reported results. The impact on our per-share earnings or loss for 2003, 2002 and 2001 would have been $.02, $.05 and $.02, respectively.

RESULTS OF OPERATIONS
       Freight Revenue: The rates we charge for our services include fuel adjustment charges. In periods when the price we incur for diesel fuel is high, we raise our prices in an effort to recover this increase from our customers. The opposite is true when fuel prices decline. During the years ended December 31, 2003, 2002 and 2001, fuel adjustment charges comprised 4.0%, 1.9% and 3.1%, respectively, of our freight revenue, as follows (in thousands):

	2003	2002	2001
Full-truckload revenue:
Excluding fuel adjustments	$253,824	$241,412	$229,175
Fuel adjustments	10,927	4,518	7,268
	$264,751	$245,930	$236,443
LTL revenue:
Excluding fuel adjustments	$118,375	$ 90,650	$ 88,091
Fuel adjustments	4,700	2,004	2,797
	$123,075	$ 92,654	$ 90,888
Total freight revenue:
Excluding fuel adjustments	$372,199	$332,062	$317,266
Fuel adjustments	15,627	6,522	10,065
	$387,826	$338,584	$327,331

      The following discussion of our freight revenue excludes fluctuations due to fuel adjustment charges.
      The following table sets forth information regarding revenue (excluding fuel adjustment charges) from our full-truckload and LTL freight services for each of the three years ended December 31, 2003 (in thousands except per-mile amounts):

	2003	2002	2001
Full-truckload:
Revenue	$253,824	$241,412	$229,175
Shipments	210.2	191.0	178.5
Total miles	208,737	195,366	186,656
Per-mile revenue	1.22	1.24	1.23
LTL:
Revenue	$118,375	$ 90,650	$ 88,091
Shipments	326.0	259.9	253.0
Total miles	41,175	31,713	30,474
Per-mile revenue	2.87	2.86	2.89

       Full-truckload revenue for the years ended December 31, 2003 and 2002 increased by 5.1% and 5.3%, respectively, as compared to the immediately preceding years. Although the number of full-truckload shipments increased at rates in excess of the rate of full-truckload revenue growth, the increases in shipment count were tempered by a shortened average length of haul. This resulted in lower average revenue per full-truckload shipment.
       LTL revenue for the years ended December 31, 2003 and 2002 increased by 30.6% and 2.9%, respectively, as compared to the year-ago periods. For decades, most of the market for nationwide refrigerated LTL service has been shared between Alterman Transport Lines ("ATL") and ourselves. We competed primarily on price and breadth of service. In recent years, ATL's annual LTL revenue was about half as much as our LTL revenue. During December of 2002, ATL announced that it planned to cease operations and liquidate, a process that began in January of 2003. As a result, we have experienced a significant increase in our volume of LTL shipments. Although we expect this increased activity to carry over into future periods, there can be no assurance that will occur.
       The sharp increase in our LTL activities has caused us to re-deploy some of our vehicles from primarily hauling full-truckload freight to LTL. That has resulted in a somewhat diminished rate of growth for our full-truckload revenue.
       Reduced demand for LTL services, together with the increased presence of competitors capable of arranging such services, resulted in a decrease in the number of LTL shipments we transported in 2001 and most of 2002 as compared to 2000. While LTL operations offer the opportunity to earn higher revenue on a per-mile and per-hundredweight basis than do full-truckload operations, the level of investment and fixed costs associated with LTL activities significantly exceed those of full-truckload activities. Accordingly, as LTL revenue fluctuates, many costs remain fixed, leveraging the impact from such revenue fluctuations on our operating income. During 2001 and most of 2002, as LTL activity and revenue declined, many LTL-related costs remained static.

       We periodically assess the profitability of our LTL operations. As a result, we closed 5 LTL terminals during 2000 and 2001. We also periodically alter the frequency at which we service locations where freight volumes have declined and change the mix of our company-operated vs. independent contractor-provided trucks in order to more closely match our operating costs to the level of our LTL revenue.
       At December 31, 2003, our entire LTL fleet consisted of approximately 295 tractors, as compared to about 270 at the end of both of the prior two years. When the level of our LTL activity increases during peak times of the year, we often re-deploy full-truckload trucks to handle the overload.
       At the end of 2003, our full-truckload fleet numbered approximately 2,000 trucks, as compared to about 1,880 at the end of 2002 and 1,810 at the end of 2001. Primarily due to the increased number of trucks, the number of full-truckload shipments rose by 10% during 2003 and 7.0% in 2002, in each case when compared to the immediate preceding year.
       The number of trucks in our full-truckload company-operated fleet rose by 110 during 2001 and by 35 to approximately 1,340 during 2002. As of December 31, 2003, there were approximately 1,425 tractors in our full-truckload company-operated fleet.
       Continued emphasis will be placed on improving the efficiency and the utilization of this fleet through enhanced driver training and retention, by reducing the percentage of non-revenue-producing miles, by extending the average loaded miles per shipment and through expansion of dedicated fleet operations.
       About 7% of our full-truckload company-operated fleet is now engaged in dedicated-fleet operations. In such an arrangement, we provide service involving the assignment of trucks and drivers solely to handle transportation needs of a specific customer. Generally we, and the customer, expect dedicated-fleet logistics services to lower the customer's transportation costs and improve the quality of the service. We have continued to improve our capability to provide, and expanded our efforts to market, dedicated-fleet services.
       Our full-truckload fleets use satellite technology to enhance efficiency and customer service. Location updates of each tractor are provided by this network and we exchange dispatch, fuel and other information with the driver by way of satellite.
       Effective January 4, 2004 the federal agency that regulates motor carrier safety began to enforce Hours Of Service ("HOS") rules, which limit the number of hours truck drivers may work in a shift and drive in a shift. Time in a shift spent by a driver in fueling, loading and waiting to load or unload freight count as non-driving work hours. The old HOS rules were introduced in 1939, and the new rules are intended by the government to more closely reflect the equipment and roads in use today, as compared to sixty-five years ago.
       The new rules generally expand from ten to eleven the number of hours that a person can drive an over-the-road truck in a shift, but reduce from fifteen to fourteen the number of hours such a person can work during the same shift. Also, under the old HOS rules, time spent in the middle of a shift waiting to load or unload did not count as hours worked, but such time does count as hours worked under the new HOS rules. The new rules also extend from eight to ten the number of hours that drivers must rest between on-duty shifts.
       In order to compensate our drivers and offset our other expenses from diminished asset utilization, we are seeking compensation from our customers rate increases and "detention fees". Such detention fees are designed to motivate our customers to expedite the loading and unloading of their freight, thereby maximizing the number of hours that our drivers can drive during a work shift.
      Freight Operating Expenses: Changes in the proportion of revenue from full-truckload versus LTL shipments, as well as in the mix of company-provided versus independent contractor-provided equipment and in the mix of leased versus owned equipment, contribute to variations among operating and interest expenses.
       The following table sets forth, as a percentage of freight revenue, certain major operating expenses for each of the three years ended December 31, 2003:

	2003	2002	2001
Salaries, wages and related expenses	26.8%	27.5%	26.9%
Purchased transportation	24.5	23.2	22.6
Supplies and expenses	28.0	28.6	30.1
Revenue equipment rent and depreciation	10.7	11.9	11.8
Claims and insurance	3.8	4.4	5.1
Other	3.2	3.3	2.7
Total freight operating expenses	97.0%	98.9%	99.2%

       Salaries and Wages: Salaries, wages and related expenses, as a percent of freight revenue, were 26.8%, 27.5% and 26.9% for 2003, 2002 and 2001, respectively. The following table compares the $10.8 and $5.2 million increases in these expenses between 2003 and 2002 and between 2002 and 2001, respectively:

Percentage of Increase in Salaries, Wages and Related Expenses Attributable to:	2003 vs. 2002	2002 vs. 2001
Driver salaries	26.2%	16.8%
Non-driver salaries	42.7	26.5
Payroll taxes	12.4	6.5
Work-related injuries	15.8	36.0
Health insurance and other	2.9	14.2

       Driver salaries increased primarily as a result of the increase in size of our company-operated fleets. Although the total number of company-operated trucks only rose by 9% to 1,534 at the end of 2003 when compared to the end of 2002, the number of company-operated LTL trucks rose by 45% to 106 during that period. Because individual LTL employee-drivers earn a higher salary than their full-truckload counterparts, the increased size of the company-operated LTL fleet was the principal reason for 2003's higher driver payroll expenses and related payroll taxes.
       Similarly, the expanded level of our LTL activities resulted in the need to employ more dispatchers, supervisors, and marketing and customer service personnel. During December of 2002, we opened two additional terminals to handle the increasing number of LTL shipments. That coupled with annual payroll adjustments for our non-driver employees were the principal contributors to 2003's higher level of non-driver salaries and related payroll taxes.
       Costs associated with work-related injuries increased by 154% during 2002, as compared to 2001 and an additional 55% in 2003 as compared to 2002. Self-insured work-related injuries incurred by drivers are the primary contributors to this expense, and the number of our employee-drivers increased by 11% during 2003 and by 7% during 2002. Accordingly, the increases in our expense from work-related injuries during the past two years has resulted in significant part from the escalating costs associated with such claims. Fees charged by healthcare providers is a factor in our work-related injury expenses.
       We share the cost of health insurance with our employees. For the past several years, we have experienced double digit percentage health insurance cost increases. During mid-2003, we changed to a plan that increased both the amounts employees pay to participate and the amount of medical costs that must be borne by our employees. That helped us reduce the rate at which our costs have increased.
       During non-recessionary economic periods, we typically have difficulty attracting qualified employee-drivers for our full-truckload operations. Such shortages increase costs of employee-driver compensation, training and recruiting. Significant resources are continually devoted to recruiting and retaining qualified employee-drivers and to improving their job satisfaction. As the economy softened during 2001 and 2002, previous shortages of qualified drivers diminished, but as the economy improved during 2003 we began to experience more difficulty in attracting and retaining qualified employee-drivers. Some of our competitors have recently increased their employee-driver pay scales. We are monitoring this situation and will consider such an increase should the need arise. The last such increase we implemented was during 2000.
        Purchased Transportation: The following table summarizes our purchased transportation expense for each of the three years ended December 31, 2003, by type of shipment (in millions):

Amount of Purchased Transportation Expense Incurred for:	2003	2002	2001
Full-truckload	$52.5	$48.0	$41.6
LTL	40.1	30.5	32.0
Intermodal and other	2.3	0.2	0.3
	$94.9	$78.7	$73.9

       The number of owner-operator provided trucks in our LTL fleets has not changed appreciably over the past three years, but the amount of purchased transportation for LTL equipment increased by nearly a third during 2003. This is a result of the sharp increase in our LTL shipment count and revenue.

       We run our LTL service on schedules, much like an airline. When terminal departure times arrive, our LTL trucks depart, whether or not they are fully loaded. The only other major nationwide provider of refrigerated LTL service ceased operations in early 2003. That event resulted in the sharp increase in LTL shipments, but much of that increase was handled by trucks from our fleets that were already providing the scheduled service. Because we already had excess capacity in our LTL operation, we were able to service much of the increased freight with equipment that was already present in our fleet. In addition, much of the increased LTL volume during 2003 was handled by our fleet of company-operated LTL trucks, which increased substantially during 2003. Also, during 2003, the amount of LTL freight transported by owner-operator provided trucks which normally haul full-truckload shipments increased significantly.
       Independent-contractor equipment generated 26.8%, 29.5% and 26.3% of our full-truckload revenue during 2003, 2002 and 2001, respectively. Independent contractors provide a tractor that they own to transport freight on our behalf. During each of the past three years, between 63% and 68% of our LTL revenue was generated by independent-contractor equipment. Contractors pay for the cost of operating their tractors, including but not limited to the expense of fuel, labor, taxes and maintenance. We pay independent-contractors amounts generally determined by reference to the revenue associated with their activities. At the beginning of 2001, there were approximately 535 such tractors in the full-truckload fleet. By the end of 2001, there were approximately 510 such tractors. At December 31, 2002 and 2003, there were about 545 and 570, respectively. As the number of these trucks fluctuates, so too does the amount of revenue generated by such units.
       As a result of fluctuations in the quantity and revenue contribution of such equipment, and as a result of the impact of fuel adjustment charges, which are passed through to independent contractors involved in the transportation of shipments billed with such charges, the percent of freight revenue absorbed by purchased transportation rose from 22.6% in 2001 to 23.2% in 2002 and 24.5% in 2003.
       In providing our full-truckload service, we often engage railroads to transport shipments between major cities. In such an arrangement (called "intermodal" service), loaded trailers are transported to a rail facility and placed on flat cars for transport to their destination. On arrival, one of our company-operated or independent contractor provided tractors will pick up the trailer and deliver the freight to the consignee. Intermodal service is generally less costly than using one of our own trucks for such movements, but other factors also influence our decision to utilize intermodal services. During 2003, the number of intermodal full-truckload shipments increased by 10%, as many of our normally full-truckload trucks were occupied in handling LTL freight. These factors contributed to our increase of intermodal services in the transport of full-truckload freight.
        Supplies and Expenses: The following table summarizes the major components of our cost for operating supplies and expenses during each of the three years ended December 31, 2003:

Percent of Supplies and Expenses Incurred for:	2003	2002	2001
Fuel	43.7%	41.7%	41.9%
Repairs and maintenance	14.0	15.1	15.2
Driver travel expenses	14.7	15.9	14.9
Freight handling	9.1	7.9	6.8
Tires	5.8	5.7	4.9
Other	12.7	13.7	16.3

       Supplies and expenses rose by $3.8 million in 2001, decreased by $1.6 million in 2002 and increased by $11.8 million during 2003, in each case when compared to the immediately preceding year. Most of 2002's decrease and 2003's increase was related to the price of diesel fuel for our company-operated fleet of tractors and trailers. During 2002, our average price per gallon fell by 5% from 2001 levels, but in 2003 the average price per gallon of diesel fuel we paid increased by about 13%, as compared to 2002.
       Fuel price volatility impacts our profits. For example, in early 2003, the average price we paid for diesel fuel increased by 35% or more compared to our average price during 2002. We have in place a number of strategies designed to address this. Independent contractors are responsible for all costs associated with their equipment, including fuel. Therefore, the cost of such fuel is not a direct expense of the company. For company-operated equipment, we attempt to mitigate the impact of fluctuating fuel costs by purchasing fuel-efficient tractors and aggressively managing our fuel purchasing. The rates we charge for our services are usually adjustable by reference to fuel prices. Rising or falling fuel prices result in adjustment of our freight rates, further mitigating (but not eliminating) the impact of such volatility on our profits. Fuel price fluctuations result from many external market factors that we cannot influence or predict. Although we have never used derivatives to hedge our exposure to escalating fuel prices, we may decide to utilize them in the future. Also, each year several states increase fuel and mileage taxes. Recovery of future increases or realization of future decreases in fuel prices, will continue to depend upon competitive freight-market conditions.

       In late 2002, we began to take delivery of new trucks equipped with Federally-mandated diesel engines designed to reduce the level of exhaust particulates. The new engines were expected to be about 5% less fuel-efficient, more expensive to maintain and are significantly more expensive to acquire than the engines that were in trucks manufactured before. Most of the trucks currently in our fleet were manufactured before mid-2002 and will continue to operate with the older model engines. They will be replaced with newer engine trucks over a three to four-year period. Although it is too soon to tell what impact the newer engines will have on our maintenance expenses, we have seen some increased fuel consumption in our newer engine equipped trucks. That has added to the increased level of our fuel expenses during 2003.
       We use computer software to optimize our routing and fuel purchasing. The software enables us to select the most efficient route for a trip. It also assists us in deciding on a real-time basis how much fuel to buy at a particular fueling station. The software has enabled us to reduce our fuel consumption since 2001.
       The non-fuel components of supplies and expenses rose by $3.6 million in 2001, fell by about $750,000 in 2002 and increased by $5.1 million during 2003, in each case when compared to the immediately preceding year. The 2002 improvement resulted from more effective management of our efforts to recruit qualified drivers. A significant portion of 2001's increase was the result of a problem we discovered with some of our trailer axles. Certain trailers delivered during 1998 and 1999 had a re-designed hub assembly that was factory-installed with an insufficient amount of lubricant. A number of these axles and components failed, but most were replaced at our expense before failure could occur. We are seeking to recover these expenses from the manufacturers involved, but the outcome remains uncertain at this time. Increased freight handling expenses accounted for about two-thirds of the 2003 increase.
       Although freight handling expenses are present in both our LTL and full-truckload activities, such expenses are mostly LTL-related. The increased level of these costs between 2001 and 2003 is a result of the sharp increase in the number of LTL shipments we handled.
        Rentals and Depreciation: The total of revenue equipment rent and depreciation expense was 10.7% of freight revenue in 2003, 11.9% in 2002 and 11.8% in 2001. These fluctuations were due in part to changes in the use of leasing to finance our fleet. Equipment rental includes a component of interest-related expense that is classified as non-operating expense when we incur debt to acquire equipment. Equipment rent and depreciation also are affected by the replacement of less expensive, older model company-operated tractors and trailers with more expensive new equipment.
       In 2002, our tractor replacement cycle was extended. For more than 10 years through 2001, our primary tractor manufacturer contracted to repurchase our new trucks at the end of 3 years of service for an agreed price. During 2001, as the economy softened and demand for new and used trucking assets slackened, the manufacturer found itself with a surplus of used trucks which were difficult to re-sell at prices near the amount the manufacturer had been paying us. Such "sell-back" arrangements have been typical in the trucking industry for many years.
       In 2002 we agreed to amend our sell-back arrangement. Our tractors will be sold back to the manufacturer under more restrictive terms. Also, the trade-back cycle for most of our trucks in service on December 31, 2001 and for trucks delivered to us by this manufacturer after January 1, 2002 was extended by up to 12 months. The lower pre-agreed-to prices for trucks delivered to us after January 1, 2002 resulted in slightly higher monthly cost over the lives of the trucks.
       In order to help us with the increased cost of maintaining tractors beyond our former 36-month replacement cycle, the manufacturer agreed to extend the warranties on specified major components of the tractors. The more restrictive terms on the trade-back will require that we more closely align our tractor purchases with resale to the manufacturer. It is probable that our maintenance costs will increase as a result of our new arrangement. We believe that we are not paying more for our new trucks than would be the case if we bought competitive equipment without such a trade-back feature.
       During 2000 through 2003, several thousand motor carriers ceased or curtailed their level of operations, resulting in a surplus of two-to-three year old trucking assets available in the marketplace, at deeply discounted prices. We have been able to benefit from this situation by acquiring some high-quality previously-owned tractors and trailers at attractive prices. Although the number of such used truck purchasing opportunities has diminished as the industry has improved, we will continue to seek out such opportunities where available.

       For many years, we have based our trailer depreciation on a seven-year replacement cycle. Based on the results of a study we completed in the third quarter of 2003, beginning in the last three months of 2003, we increased our replacement cycle for owned non-refrigerated trailers from seven to ten years. Owned refrigerated, leased refrigerated and leased non-refrigerated trailers will remain on a seven-year replacement cycle. The change in our service lives of our non-refrigerated trailers reduced our 2003 depreciation expense by about $150,000 from what would have otherwise been reported. The impact on our income is expected to diminish in 2004 and beyond, because we expect that gains we may realize on the ultimate sale of these trailers will be less than they otherwise would have been. Our diluted per-share earnings for 2003 were not impacted by the change.
        Claims and Insurance: For 2002 and 2003, our claims and insurance cost per mile driven diminished by 14% and 10%, respectively, in each year when compared to the immediately preceding year. Early in 2004, the Truckload Carriers Association, an industry association, announced that we had been awarded second place among dozens of companies of size comparable to us in their 2003 annual safety recognition award program.
       Claims and insurance expense was 5.1% of freight revenue during 2001 and declined to 4.4% in 2002 and to 3.8% in 2003. This resulted from a variety of factors, including but not limited to fewer physical damage losses. In December of 2000, we renewed our liability insurance coverage. Previously, we had incurred significant but fairly predictable premiums and a comparatively low deductible for accident claims. During 1999 and 2000, insurance companies began to increase premiums by as much as 40% to 50%. At the same time, our overall accident frequency (measured as incidents per million miles) improved, but accidents involving personal injury became more severe. Because of these factors, in 2000, we selected a liability insurance product that featured a higher deductible and a higher premium.
       During the first 8 months of 2001, the marketplace for such coverage continued to harden. The attacks on America resulted in a more unpredictable and costly insurance market. Trucking and other transportation companies reported significant cost increases in their insurance premiums. After a careful analysis of our claims experience and premium quotations from the limited number of carriers offering insurance to our industry in 2001, we selected a liability insurance product with reduced coverage limits, a modestly lower premium and with a deductible of $5 million per occurrence, as compared to $1 million for the expiring policy. During 2002 and again in 2003, we renewed our liability insurance with the same deductible as in 2001, but in 2003 we were able to significantly increase the coverage limit of our liability policy.
       We have accrued for our estimated costs related to public liability, cargo and work-related injury claims. When an incident occurs we record a reserve for the incident's estimated outcome. As additional information becomes available, adjustments are often made. Accrued claims liabilities include all such reserves and our estimate for incidents which have been incurred but not reported. It is probable that the estimate we have accrued for at any point in time will change in the future. Because of the level of uncertainty regarding our claims reserves, we cannot reliably estimate a range of possible outcomes for our loss contingencies.
       Because the amount of our retained risk is more than before, we need to establish greater amounts of per-claim insurance reserves and related expenses than we did before. This could significantly increase the volatility of our earnings. We will continue to monitor the insurance market. When affordable policies with lower deductibles return to the market, we will evaluate all opportunities to lower our deductible.
       Claims and insurance expenses can vary significantly from year to year. The amount of open claims is significant. There can be no assurance that these claims will be settled without a material adverse effect on our financial position or our results of operations.
       Other and Miscellaneous Expense: Gains on the disposition of equipment were between $1.3 and $1.5 million in each of the three years ended December 31, 2003. The amount of such gains depends primarily upon conditions in the market for previously-owned equipment and on the quantity of retired equipment sold.
       We usually pre-arrange the retirement sales value when we accept delivery of a new tractor. Before 2000, the market for used trucking equipment was quite strong. The pre-arranged retirement value for tractors delivered in 1997 through 2000 were accordingly, high. During 2000 and 2001, the market value of previously-owned trucking equipment fell dramatically. The market value of these assets improved somewhat during 2002 and further in 2003. Fluctuations in the market value of our leased equipment do not impact the pre-arranged retirement value of tractors presently in our fleet, but softness in the market for used equipment could diminish future pre-arranged retirement values. That may require us to increase the amount of depreciation and rental expense we incur in 2004 and beyond.

       We do not expect used equipment market prices to alter our current depreciation or rental expense related to trailers, but diminished market values could reduce the amount of gains on sale of trailers in future periods.
       Miscellaneous expenses were $5.9 million, $4.4 million and $3.2 million during 2003, 2002 and 2001, respectively. A primary component of these expenses is our loss from uncollectible accounts receivable, which was the primary reason for these increases. Higher legal and professional fees associated with matters other than the management of liability claims against us also contributed to the higher level of miscellaneous expense since 2001, as did a write-down of intangible assets during 2003. The professional fee increase was related to legal and auditing expenses for general corporate matters and our continuing efforts to comply with new corporate governance and financial reporting requirements. The intangible assets we wrote down were related to trade names and other assets we previously acquired but have now effectively abandoned.
       Non-Freight Losses: As we head into 2004, our non-freight operations consist of a business that sells parts for passenger and commercial vehicle air conditioning systems and also re-manufactures compressors for stationary refrigeration systems such as frozen food display cases and walk-in coolers. A smaller business that had break-even results since we bought it in 2002 was sold for its approximate $400,000 book value back to its previous owner for cash during the fourth quarter of 2003. This business installs air-conditioning systems on large passenger vehicles, such as school buses.
       For 2003, revenue from our non-freight business improved by 32.5% to $16.4 million from $12.4 million during 2002. Our non-freight operating expenses in 2003 increased by 38.8% when compared with 2002. For the year ended December 31, 2003 non-freight operating losses rose to $5.1 million, as compared to losses of $3.1 million during 2002 and $0.8 million during 2001.
       We have been dissatisfied with the lack of our progress in turning our non-freight operations into positive contributors to our profitability. Accordingly, in November 2003 we engaged a consulting firm to manage our non-freight operations. The principal of the consulting firm was appointed as the President of our non-freight subsidiaries.
       During the third and fourth quarters of 2002, our non-freight subsidiary recorded inventory write-downs aggregating $1.9 million. The purpose of these write-downs was to reflect our assets at the lower of our cost or market value, as required by accounting principles generally accepted in the United States of America ("GAAP"). Further analysis of such market values was conducted after new management was put in place during the fourth quarter of 2003. The disappointing quantities of the inventory that we were able to sell during 2003 was a primary factor in our decision to dispose of a significant amount of the inventory and reduce our expectation as to the net realizable value of what remains. Accordingly, during the fourth quarter of 2003, we recorded $2.4 million in additional write-downs of our non-freight inventory. We do not presently expect to record further write-downs of our non-freight inventories.
       The turnaround specialist has been retained to lead our efforts to eliminate the potential for future losses from our remaining non-freight operations, and to conduct a review of strategic alternatives. At this time, we cannot predict what the results might be. If our efforts to restore these operations to profitability during 2004 do not succeed, we will more likely than not terminate or sell our non-freight operations. Preliminary results for the first two months of 2004 have been somewhat encouraging. These operations conduct most of their business during the warmer months of the year. We therefore will be better able to evaluate the results of our efforts as year-end 2004 approaches.
       At the end of 2001, we sold the largest component of our non-freight operations. The business we sold is a dealership engaged in the sale and service of refrigeration equipment and of trailers used in freight transportation. We sold the majority of the operating assets of the dealership. The buyer also assumed all liabilities associated with the dealership. The assets we sold had a book value of $14.7 million. The assumed liabilities totaled approximately $2.8 million.
       When the sale closed, we received as consideration $6.8 million in cash, a note receivable from the buyer for $4.1 million and a limited partnership interest in the buyer group to which we assigned a value of $1 million. Our note receivable from the buyer is subordinated to senior debt, which the buyer borrowed to obtain the cash we received at closing. The note must be repaid in 3 equal installments beginning in December of 2007. In December of 2003, the buyer paid us $1 million in cash as a prepayment of the note. Interest payments are due monthly. We account for our limited partnership interest according to the equity method.
       Non-freight revenue of $51.1 million in 2001 consisted of about $41 million from the dealership we sold in December of 2001 and about $10 million from the rest of our non-freight business.

       Operating Income: The following table summarizes our operating results from our freight and non-freight operations (in thousands):

Income (loss) from	2003	2002	2001
Freight operations	$11,520	$3,755	$ 2,470
Non-freight operations	(5,093)	(3,108)	(812)
	$ 6,427	$ 647	$ 1,658

       Interest and Other: The following table summarizes our interest and other expenses during each of the three years ended December 31, 2003 (in thousands):

	2003	2002	2001
Interest expense	$ 636	$ 501	$ 1,243
Interest income	(99)	(57)	(134)
Life insurance and other (income) expense	(509)	1,012	601
	$ 28	$ 1,456	$ 1,710

       Interest expense represents our cost for borrowed funds. Interest income represents our income from invested funds and notes receivable. A major component of our interest and other non-operating income or expense has to do with transactions involving and changes in the net cash surrender value of our life insurance investments. During 2002 and 2001, transactions involving our life insurance assets resulted in net investment expense of about $0.7 and $1.0 million, respectively, as compared to $0.9 million in net investment income for 2003. We do not expect these investments to result in the magnitude of income or expense in the future as occurred in the three years ended December 31, 2003.
        Pre-Tax and Net Income: For 2003, we earned pre-tax income of $6.4 million as compared to pre-tax losses of $0.8 million for 2002 and $52,000 for 2001. During 2001 and 2003, we incurred income tax expense of $102,000 and $2,129,000, respectively. During 2002, our benefit from income taxes was $4 million. Our pre-tax results reflect transactions associated with life insurance and other matters that are not includable in federally-taxable income. For 2001, this resulted in our having a pre-tax loss for financial reporting purposes, but taxable income for purposes of determining our income tax expense. Therefore, for 2001, our after-tax loss was more than our pre-tax loss.
       In certain prior years, we recorded income tax deductions for interest paid on loans against insurance policies as allowed under United States Federal tax laws. Due to the uncertainty of such deductions, we maintained a $4 million reserve for the contingent expense that could have resulted from any related tax assessments. During 2002, the risk of a tax assessment had ended and the reserve for any related expense was no longer required. We therefore reversed the amount of the reserve as a non-recurring reduction of our income tax expense.
       We have net operating loss carry-forwards that will, if not taken against future taxable income, begin to expire in the year 2020.
       During 2003 and 2002, we reported net income of $4.3 and $3.2 million, respectively as compared to a net loss of $154,000 for 2001.

LIQUIDITY AND CAPITAL RESOURCES
       Debt and Working Capital: Cash from our freight revenue is typically collected between 30 and 50 days after the service has been provided. We continually seek to accelerate our collection of accounts receivable to enhance our liquidity and reduce our debt. Our freight business is highly dependent on the use of fuel, labor, operating supplies and equipment provided by owner-operators. We are typically obligated to pay for these resources within seven to fifteen days after we use them, so our payment cycle is a significantly shorter interval than is our collection cycle. This disparity between cash payments to our suppliers and cash receipts from our customers creates significant needs for borrowed funds to finance our working capital, especially during the busiest time of our fiscal year. Due primarily to the increase in our LTL revenue throughout 2003, net accounts receivable at December 31, 2003 rose by $11.4 million, or 26% as compared to December 31, 2002, but our accounts payable and accrued salaries together increased by only $4.5 million. The $6.9 million net effect of these changes on our working capital was a primary reason for 2003's $8 million increase in our long-term debt, especially during the busiest time of our fiscal year.

       During 2002, we entered into a new $40 million credit agreement with two banks. The credit agreement expires on May 30, 2005. Debt may be secured by our revenue equipment, trade accounts receivable and inventories.
       As of December 31, 2003, we were using $14 million of the credit facility for borrowed funds, and $6.6 million as security for letters of credit, for a total utilization of $20.6 million of the $40 million available to us. Accordingly, our remaining availability was $19.4 million at the end of 2003.
       The credit agreement contains several restrictive covenants, including:

-

The ratio of our annual earnings before interest, taxes, depreciation, amortization and rental ("EBITDAR") to the amount of our annual fixed charges may not be less than 1.2:1.0. Fixed charges generally include interest payments, rental expense, taxes paid and any portion of long-term debt presently due but not paid.

-

The ratio of our funded debt to EBITDAR may not exceed 2.5:1.0. Funded debt generally includes the amount borrowed under the credit agreement or similar arrangements, letters of credit secured by the credit agreement and the aggregate minimum amount of operating lease payments we are obligated to pay in the future.

-	The yearly sum of our income plus taxes and non-recurring or extraordinary expense (as defined in the credit agreement) must be a positive amount.
-

Our tangible net worth ("TNW") must remain an amount greater than $66 million plus 75% of the positive amounts of our quarterly net income for each fiscal quarter which began since April 1, 2002. TNW is generally defined as our net shareholders' equity, minus intangible and certain other assets plus 100% of any cash we receive from the issuance of equity securities.

-	We may not enter into a merger or acquire another entity without the prior consent of our banks.
-

The annual amount of our net expenditures for property, plant and equipment may not be more than $25 million after taking into account the amounts we receive from the sale of retired property, plant and equipment.

       As of December 31, 2003, we were in compliance with all of our restrictive covenants and we project that our compliance will remain intact during 2004. We expect to renegotiate the terms of and extend the maturity of our credit agreement during mid-2004.
        Cash Flows: During 2003, 2002 and 2001 cash provided by operating activities was $14.2 million, $9.4 million and $10.9 million, respectively. The 2002 decline in operating cash flows resulted primarily from increased accounts receivable and the 2003 increase was principally due to improvement in the operating results of our freight transportation segment.
       Expenditures for property and equipment totaled $31.1 million in 2003, $24.3 million in 2002 and $11.7 million during 2001. Cash proceeds from the sale of retired equipment were $9.3 million, $12.7 million and $6.8 million during 2003, 2002 and 2001, respectively. In addition, we financed, through operating leases, the addition of revenue equipment valued at approximately $57 million in 2003, $37 million in 2002 and $40 million during 2001.
        Obligations and Commitments: We lease equipment and real estate. As of December 31, 2003 our debt was $14 million and letters of credit issued by us for insurance purposes and to equipment leasing companies were $6.6 million in total. Also, as of December 31, 2003, we had contracts to purchase tractors and trailers totaling $25 million during 2004. A summary of these obligations is as follows (in millions):

Payments Due by Year	Total	2004	2005	2006	2007	2008	After 2008
Operating leases	$ 76.5	$25.7	$19.2	$14.5	$7.5	$4.8	$4.8
Debt and letters of credit	20.6	--	20.6	--	--	--	--
Purchase obligations	25.0	25.0	--	--	--	--	--
	$122.1	$50.7	$39.8	$14.5	$7.5	$4.8	$4.8

       Rentals are due under non-cancelable operating leases. During 2003, we continued our long-standing practice of leasing most of our new company-operated tractors and refrigerated trailers from various unrelated leasing companies. Most of our tractor leases involve end-of-lease residual values. We have partially guaranteed our tractor lessors that they will recover those residuals when the leases mature. At December 31, 2003, the amount of our obligations to lessors for these residuals did not exceed the amount we expect to recover from the manufacturer. Because our lease payments and residual guarantees do not cover more than 90% of the leased tractor's cost, the leases are accounted for as operating leases and rentals are recorded as rent expense over the term of the leases.
       Offsetting our lease residual guarantees, when our tractors were originally leased, the tractor manufacturer conditionally agreed to re-purchase the tractors at the end of the term of the lease. The price to be paid by the manufacturer is generally equal to the full amount of the lessor's residual. When a leased tractor is removed from service, we pay the residual to the lessor and collect the funds from the manufacturer.
       Most of our $25 million commitment to acquire equipment during 2004 relates to tractors. We expect to lease most of these tractors when they are placed into service.
       We also lease a significant portion of our company-operated trailers. Because trailer leases generally do not involve guaranteed residuals, the lessor is fully at risk for the end-of-term value of the asset.
       Our lease commitments for 2003 and beyond include $3.1 million for rentals of tractors owned by related parties. Because the terms of these leases with related parties are more flexible than those governing tractors we lease from unaffiliated lessors, we pay the related parties a premium over the rentals we pay to unaffiliated lessors. We also rent, on a month-to-month basis, certain trailers from the same officers at rates that are generally less than market-rate monthly trailer rentals.
       Depending upon the availability of qualified drivers and the level of customer demand for our services, we may add between 50 and 75 tractors to our company-operated fleet during 2004. In addition, approximately 200 of our oldest tractors, presently scheduled for retirement during 2004, are expected to be replaced. These expenditures will be financed with internally generated funds, borrowings under available credit agreements and leasing. We expect these sources of capital to be sufficient to finance our operations.
       Off-Balance Sheet Transactions: Our liquidity is not materially affected by off-balance sheet transactions. Like many other trucking companies, we often utilize non-cancelable operating leases to finance a portion of our revenue equipment acquisitions. At December 31, 2003, we leased 1,064 tractors and 2,065 trailers under operating leases with varying termination dates ranging from January 2004 to December 2010. Vehicles held under operating leases are not carried on our balance sheet, and lease payments for such vehicles are reflected in our income statements in the line item "Revenue equipment rent expense". Our rental expense related to operating leases was $26.8 million in both 2003 and 2002.
       Other: We own a life insurance policy with a death benefit of more than $20 million on the life of one of our founding shareholders. We were founded in 1946. We paid annual premiums of $1.3 million during each of the last eleven years, and it has not been determined what premiums may need to be paid in the future. The policy's cash surrender value of $5.2 million as of December 31, 2003 is included in other assets on our balance sheet. In the event that a benefit becomes payable under the policy, we would record as income the difference between the benefit and the cash surrender value. During 2002, we received an offer from a potential purchaser of the policy, who offered to pay us about $4.5 million dollars more than the policy's cash surrender value. After careful consideration of the offer, we decided not to accept it. We will continue to evaluate such alternatives should they arise in the future.

NEW ACCOUNTING PRONOUNCEMENTS

       We are aware of the below listed new Statements of Financial Accounting Standards ("SFAS") and FASB Interpretations ("FIN"), as issued by the Financial Accounting Standards Board:

Pronoucement	Date Issued	Date Effective
SFAS No. 150-Accounting for Certain Financial Investments with Characteristics of both Liability and Equity	May 2003	June 15, 2003

SFAS No. 149-Amendment of Statement 133 on Derivative Instruments and Hedging Activities	April 2003	June 30, 2003

FIN No. 46-Consolidation of Variable Interest Entities	January 2003	January 31, 2003

FIN No. 46R-Consolidation of Variable Interest Entities-an interpretation of ARB 51 (revised December 2003)	December 2003	March 15, 2003

       Because we do not engage in material transactions involving any of the matters involved by these new accounting pronouncements, they had no impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
       As of December 31, 2003, our debt stood at $14.0 million, which approximated fair market value. We sponsor a Rabbi Trust for the benefit of participants in a supplemental executive retirement plan. As of December 31, 2003, the trust held about 129,000 shares of our stock. To the extent that trust assets are invested in our stock, our future compensation expense and pre-tax income will reflect changes in the market value of our stock.
       We own life insurance policies that have cash surrender value. The investment returns earned by the insurance company serve to pay insurance costs and alter cash surrender value, which is the key determinant of the amount that we could receive pursuant to the policies as of the date of our financial statements. Accordingly, changes in the market value of and returns from those investments could impact the value of our life insurance policies. Changes in those values directly impact the level of our pre-tax and net income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

       The following documents are filed as part of this Annual Report on Form 10-K:

       Financial statement schedules are omitted because the information required is included in the consolidated financial statements and the notes thereto.

(a) Financial Statements

Consolidated Balance Sheets
Frozen Food Express Industries, Inc. and Subsidiaries
As of December 31,
(in thousands)

	2003	2002
Assets
Current assets
Cash and cash equivalents	$1,396	$2,861
Accounts receivable, net	55,094	43,691
Inventories	4,054	7,024
Tires on equipment in use	5,657	5,113
Deferred federal income tax	2,657	1,542
Other current assets	7,843	8,036
Total current assets	76,701	68,267

Property and equipment, net	66,551	57,462
Other assets	12,358	11,857
	$155,610	$137,586

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$25,045	$20,315
Accrued claims	7,195	7,639
Accrued payroll	3,813	4,068
Capital lease obligations	--	2,562
Accrued liabilities	2,907	2,331
Total current liabilities	38,960	36,915

Long-term debt	14,000	6,000
Deferred federal income tax	2,878	42
Accrued claims and liabilities	15,718	16,079
	71,556	59,036

Shareholders' equity
Par value of common stock (17,281 shares issued)	25,921	25,921
Capital in excess of par value	1,097	2,569
Retained earnings	57,849	53,579
	84,867	82,069
Less - Treasury stock (195 and 587 shares), at cost	813	3,519
Total shareholders' equity	84,054	78,550
	$155,610	$137,586

See accompanying notes to consolidated financial statements.
****************************************************

Consolidated Statements of Income
Frozen Food Express Industries, Inc. and Subsidiaries
Years ended December 31,
 (in thousands, except per share amounts)

	2003	2002	2001
Revenue
Freight revenue	$387,826	$338,584	$327,331
Non-freight revenue	16,361	12,350	51,078
	404,187	350,934	378,409
Costs and expenses
Salaries, wages and related expenses	103,862	93,111	87,900
Purchased transportation	94,944	78,672	73,897
Supplies and expenses	108,713	96,922	98,545
Revenue equipment rent	26,810	26,848	27,024
Depreciation	14,529	13,374	11,458
Communications and utilities	4,095	3,934	3,766
Claims and insurance	14,739	14,938	16,673
Operating taxes and licenses	3,985	4,168	3,808
Gain on disposition of equipment	(1,317)	(1,505)	(1,440)
Miscellaneous expense	5,946	4,367	3,230
	376,306	334,829	324,861
Non-freight costs and operating expenses	21,454	15,458	51,890
	397,760	350,287	376,751
Income from operations	6,427	647	1,658
Interest and other expense	28	1,456	1,710
Income (loss) before income tax	6,399	(809)	(52)
Income tax (benefit) provision	2,129	(3,985)	102
Net income (loss)	$4,270	$3,176	$(154)
Net income (loss) per share of common stock
Basic	$.25	$.19	$(.01)
Diluted	$.24	$.19	$(.01)

See accompanying notes to consolidated financial statements.
****************************************************

Consolidated Statements of Cash Flows
Frozen Food Express Industries, Inc. and Subsidiaries
Years ended December 31,
(in thousands)

	2003	2002	2001
Cash flows from operating activities
Net income (loss)	$4,270	$3,176	$(154)
Non-cash items involved in net income (loss)
Depreciation and amortization	17,568	17,845	15,459
Provision for losses on accounts receivable	2,655	1,858	1,485
Deferred federal income tax	1,889	(15)	508
Gain on disposition of equipment	(1,317)	(1,505)	(1,440)
Provision for losses on non-freight inventory	2,385	1,903	--
Non-cash investment income	(288)	(221)	--
Non-cash contribution to employee benefit plans	604	641	368
Change in assets and liabilities, net of divestiture
Accounts receivable	(14,058)	(6,997)	2,818
Inventories	585	(1,518)	642
Tires on equipment in use	(3,498)	(3,098)	(2,498)
Other current assets	486	(3,120)	1,181
Accounts payable	1,659	1,432	(2,471)
Accrued claims and liabilities	(469)	3,090	(4,686)
Accrued payroll and other	1,698	(4,099)	(322)
Net cash provided by operating activities	14,169	9,372	10,890

Cash flows from investing activities
Proceeds from divestiture	1,156	--	6,832
Expenditures for property and equipment	(31,130)	(24,334)	(11,746)
Proceeds from sale of property and equipment	9,326	12,745	6,824
Other	(886)	(1,788)	1,239
Net cash (used in) provided by investing activities	(21,534)	(13,377)	3,149

Cash flows from financing activities
Borrowings	47,200	40,700	20,000
Payments against borrowings	(39,200)	(36,700)	(32,000)
Capital leases	(2,562)	(370)	--
Proceeds from sale of treasury stock	480	--	--
Purchases of treasury stock	(18)	--	(25)
	5,900	3,630	(12,025)

Net (decrease) increase in cash and cash equivalents	(1,465)	(375)	2,014
Cash and cash equivalents at beginning of year	2,861	3,236	1,222
Cash and cash equivalents at end of year	$1,396	$2,861	$3,236

See accompanying notes to consolidated financial statements.
****************************************************

Consolidated Statements of Shareholders' Equity
Frozen Food Express Industries, Inc. and Subsidiaries
Three Years Ended December 31, 2003
(in thousands)

	Common Stock		Capital
	Shares	Par	In Excess	Retained	Treasury Stock
	Issued	Value	of Par	Earnings	Shares	Cost	Total
December 31, 2000	17,281	$25,921	$ 4,655	$50,557	965	$ 6,746	$ 74,387
Net loss	--	--	--	(154)	--	--	(154)
Treasury stock reacquired	--	--	--	--	11	25	(25)
Treasury stock reissued	--	--	(902)	--	(131)	(1,270)	368
December 31, 2001	17,281	25,921	3,753	50,403	845	5,501	74,576
Net income	--	--	--	3,176	--	--	3,176
Treasury stock reissued	--	--	(1,184)	--	(258)	(1,982)	798
December 31, 2002	17,281	25,921	2,569	53,579	587	3,519	78,550
Net income	--	--	--	4,270	--	--	4,270
Treasury stock reacquired	--	--	--	--	5	18	(18)
Treasury stock reissued	--	--	(719)	--	(206)	(1,323)	604
Exercise of stock options	--	--	(921)	--	(191)	(1,401)	480
Income tax benefit of stock options exercised	--	--	168	--	--	--	168
December 31, 2003	17,281	$25,921	$ 1,097	$57,849	195	$ 813	$ 84,054

See accompanying notes to consolidated financial statements.
***************************************************

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies
       Principles of Consolidation - These consolidated financial statements include Frozen Food Express Industries, Inc., a Texas corporation, and our subsidiaries, all of which are wholly-owned. We are primarily engaged in motor carrier transportation of perishable commodities, providing service for full-truckload and less-than-truckload throughout North America. All significant intercompany balances and transactions have been eliminated in consolidation.
        Accounting Estimates - The preparation of financial statements requires estimates and assumptions that affect the value of assets, liabilities, revenue and expenses. Estimates and assumptions also influence the disclosure of contingent assets and liabilities. Actual outcomes may vary from these estimates and assumptions.
        Cash Equivalents - We consider all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.
        Accounts Receivable - We extend trade credit to our customers who are primarily located in the United States. Accounts receivable from customers are stated net of estimated allowances for doubtful accounts of $3.2 million and $2.2 million as of December 31, 2003 and 2002, respectively. We generally write off receivables that become aged more than 360 days from the date we recognized the revenue.
        Inventories - Inventories are valued at the lower of cost (principally weighted average cost) or market and primarily consist of finished products which are ready for resale by our non-freight operation. During 2003 and 2002, we recorded lower of cost or market write-downs of our inventories aggregating $2.4 and $1.9 million, respectively. We recorded no such adjustments during 2001.
        Tires - We record the cost of tires purchased with vehicles and replacement tires as a current asset. Tires are then recorded to expense on a per-mile basis.
        Accrued Claims - We record an expense equal to our estimate of our liability for personal or work-related injury and cargo claims at the time an event occurs. If additional information becomes available, we then determine whether our estimate should be revised.

       Revenue and Expense Recognition - Freight revenue and associated direct operating expenses are recognized on the date the freight is picked up from the shipper in accordance with the FASB's Emerging Issues Task Force's Issue No. 91-9 "Revenue and Expense Recognition for Freight Services in Progress", which refers to our method of revenue and expense recognition as acceptable.
       In our non-freight operations, we recognize revenue when products are shipped to our customers.
        Income Taxes - We use the asset and liability method to account for income taxes. Deferred income taxes are provided for temporary differences between the tax basis of assets and liabilities and their financial reporting amounts and are valued based upon statutory tax rates anticipated to be in effect when temporary differences are expected to reverse.
        Stock-Based Compensation - We apply Accounting Principles Board Opinion No. 25 and related interpretations to account for our stock options. Accordingly, no expense has been recognized for stock option grants to employees. Had we elected to apply Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123 to account for our stock options, our net income or loss (in millions) and diluted net income or loss per share of common stock for 2003, 2002 and 2001 would have been as follows:

Pro-Forma Impact on net Income (Loss) (in millions)	2003	2002	2001
As reported	$ 4.3	$ 3.2	$(0.2)
Impact of SFAS No. 123	(0.3)	(0.7)	(0.2)
	$ 4.0	$ 2.5	$(0.4)

Pro-Forma Impact on net Income (Loss) Per Share	2003	2002	2001
As reported	$.24	$.19	$(.01)
Impact of SFAS No. 123	(.02)	(.05)	(.02)
	$.22	$.14	$(.03)

       In calculating the above amounts, we assumed that expenses from employee stock options would accrue over each option's vesting period. The fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted average assumptions:

	2003	2002	2001
Risk-free interest rate	4.12%	4.88%	5.12%
Dividend yield	--	--	--
Volatility factor	.404	.464	.477
Expected life (years)	7.0	7.0	7.0

       The Black-Scholes model uses highly subjective assumptions. This model was developed for use in estimating the value of options that have no restrictions on vesting or transfer. Our stock options have such restrictions. Therefore, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock options.
        Long-Lived Assets - Neither SFAS No. 142 "Goodwill and Intangible Assets", SFAS No. 143 "Accounting for Asset Retirement Obligations" nor SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" has had an effect on our results of operations or financial position.
       We periodically evaluate whether the remaining useful life of our long-lived assets may require revision or whether the remaining unamortized balance is recoverable. When factors indicate that an asset should be evaluated for possible impairment, we use an estimate of the asset's undiscounted cash flow in evaluating whether an impairment exists. If an impairment exists, the asset is written down to net realizable value.
       Included in other non-current assets is the cash surrender value of life insurance policies and related investments, among which is a policy we own with a cash surrender value of $5.2 million and a death benefit of more than $20 million insuring the life of one of our founding shareholders.
        Prior-Period Amounts - Certain prior-period amounts have been reclassified to conform with the current year presentation.

2. Accounts Receivable
        Our accounts receivable are shown net of our estimate of those accounts that will not be paid by our customers. A summary of the activity in our allowance for such doubtful accounts receivable from customers is as follows (in millions):

	2003	2002	2001
Balance at January 1	$ 2.2	$ 4.3	$ 7.4
Current year provision	2.7	1.9	1.5
Accounts charged off and other	(1.7)	(4.0)	(4.6)
Balance at December 31	$ 3.2	$ 2.2	$ 4.3

       We generally base the amount of our reserve upon the age (in months) of a receivable from a specific customer. Uncollected balances are charged against the reserve when they are twelve months old.

3. Long-Term Debt
        As of December 31, 2003, we had a $40 million secured line of credit pursuant to a revolving credit agreement with two commercial banks. Interest is due monthly. We may elect to borrow at a daily interest rate based on the bank's prime rate or for specified periods of time at fixed interest rates which are based on the London Interbank Offered Rate in effect at the time of a fixed rate borrowing. At December 31, 2003, $14 million was borrowed against this facility, and an additional $6.6 million was being used as collateral for letters of credit. Accordingly, approximately $19.4 million was available under the agreement. To the extent that the line of credit is not used for borrowing or letters of credit, we pay a commitment fee to the banks.
       Loans may be secured by liens against our inventory, trade accounts receivable and over-the-road trucking equipment. The agreement also contains a pricing "grid" where increased levels of profitability and cash flows or reduced levels of indebtedness can reduce the rates of interest expense we incur. The agreement restricts, among other things, payments of cash dividends, repurchases of our stock and the amount of our capital expenditures. The amount we may borrow under the facility may not exceed the lesser of $40 million, as adjusted for letters of credit and other debt as defined in the agreement, a borrowing base or a multiple of a measure of cash flow as described in the agreement. The agreement expires on May 30, 2005, at which time loans and letters of credit will become due. As of December 31, 2003, we were in compliance with the terms of the agreement.
       Total interest payments under the credit line during both 2003 and 2002 were approximately $500,000. For 2001, our interest payments were approximately $1.1 million. The weighted average interest rate we incurred on our debt during 2003 and 2002 was 3.5% and 4.8%, respectively.

4. Property and Equipment
        We calculate our depreciation expense using the straight-line method. Repairs and maintenance are charged to expense as incurred. Property and equipment is shown at historical cost and consists of the following (in thousands):

			Estimated
	December 31,		Useful Life
	2003	2002	(Years)
Land	$ 4,215	$ 4,215	--
Buildings and improvements	17,081	16,715	20 - 30
Revenue equipment	70,316	55,479	3 - 10
Service equipment	16,586	15,412	2 - 20
Computer, software and related equipment	22,776	22,103	3 - 12
	130,974	113,924

Less accumulated depreciation	64,423	56,462
	$ 66,551	$ 57,462

       For many years, we have based our trailer depreciation on a seven-year replacement cycle. Based on the results of a study we completed in the third quarter of 2003, beginning in the last three months of 2003, we increased our replacement cycle for owned non-refrigerated trailers from seven to ten years. This change reduced our 2003 depreciation expense by about $150,000 from what would have otherwise been reported. Our diluted per-share earnings for 2003 were not impacted by the change.

5. Income Taxes
        Our provision for (benefit from) income tax consists of the following (in thousands):

	2003	2002	2001
Current provision (benefit):
Federal	$ --	$(3,960)	$ (415)
State	240	(10)	9
Deferred federal taxes	1,889	(15)	508
Total provision (benefit)	$ 2,129	$(3,985)	$ 102

       State income tax is presented net of the related Federal tax benefit. We paid no Federal income tax during 2003, 2002 or 2001. Realization of our deferred tax assets depends on our ability to generate sufficient taxable income in the future. Net operating loss carry-forwards will begin to expire in 2020. We anticipate that we will be able to realize our deferred tax assets in future years. Changes between December 31, 2002 and 2003 in the primary components of the net deferred tax asset or (liability) were (in thousands):

	2002	Activity	2003
Deferred Tax Assets
Accrued claims	$ 7,730	$ (498)	$ 7,232
Net operating loss	666	1,152	1,818
Allowance for bad debts	795	430	1,225
Other	1,386	573	1,959
	10,577	1,657	12,234
Deferred Tax Liabilities:
Prepaid expense	(2,806)	318	(2,488)
Property and equipment	(6,271)	(3,696)	(9,967)
	(9,077)	(3,378)	(12,455)
	$ 1,500	$(1,721)	$ (221)

       During 2003, our net operating loss tax asset increased by $168,000 as a result of our employees exercising incentive stock options. Differences between the statutory federal income tax expense (benefit) and our income tax expense net (benefit) are as follows (in thousands):

	2003	2002	2001
Income tax provision (benefit) at statutory federal rate	$2,240	$ (283)	$ (18)
Non-deductible life insurance (income) expense	(308)	242	116
Reversal of reserve for taxes	--	(3,960)	--
State income taxes and other	197	16	4
	$2,129	$(3,985)	$ 102

       For 2002, we reported a benefit from income taxes of $4 million. In certain prior years, we recorded income tax deductions for interest paid on loans against insurance policies as allowed under the United States Federal tax laws. Due to the uncertainty of such deductions, we maintained a $4 million reserve for the contingent expense that could have resulted from any related tax assessments. During 2002, the risk of a tax assessment had ended and the reserve for any related expense was no longer required. We therefore reversed the amount of the reserve as a non-recurring reduction of our income tax expense.

6. Commitments and Contingencies
        We lease real estate and equipment. The aggregate future minimum rentals under non-cancelable operating leases at December 31, 2003 were (in thousands):

	Third Parties	Related Parties	Total
2004	$24,100	$1,601	$25,701
2005	17,940	1,223	19,163
2006	13,256	1,223	14,479
2007	6,462	1,073	7,535
2008	4,420	416	4,836
After 2008	4,784	--	4,784
Total	$70,962	$5,536	$76,498

       Related parties involve tractors leased from two of our officers under non-cancelable operating leases. For 2003, 2002 and 2001, payments to officers under these leases were $1.4 million, $1.5 million and $1.6 million, respectively. Because the terms of our leases with related parties are more flexible than those involving tractors we lease from unaffiliated lessors, we pay the officers a premium over the rentals we pay to unaffiliated lessors. We also rent, on a month-to-month basis, certain trailers from the same officers at rates that are generally less than market-rate monthly trailer rentals.
       As of December 31, 2003, we had partially guaranteed the residual value of certain leased tractors totaling approximately $33.5 million pursuant to leases with remaining lease terms that range from one month to three years. Our estimate of the fair market values of such tractors exceed the guaranteed values. Consequently, no provision has been made for any losses related to such guarantees. Such guarantees are fully recoverable to the extent that additional tractors are purchased from the same supplier that manufactured the related tractors.
       At December 31, 2003, we had commitments of approximately $25 million for the purchase of revenue equipment during 2004.
       We have accrued for our estimated costs related to public liability, cargo and work-related injury claims. When an incident occurs we record a reserve for the incident's estimated outcome. As additional information becomes available, adjustments are often made. Accrued claims liabilities include all such reserves and our estimate for incidents which have been incurred but not reported. It is probable that the estimate we have accrued for at any point in time will change. In the future, we cannot reliably estimate the range of possible outcomes for our loss contingencies. At December 31, 2003, we had established $6.6 million of irrevocable letters of credit in favor of service providers and pursuant to certain insurance and leasing agreements.
       Pursuant to our credit agreement, our banks have a first priority lien on our trade accounts receivable.

7. Non-Cash Financing and Investing Activities
       During 2003, 2002 and 2001, we funded contributions to a SERP and our 401(k) savings plan by transferring approximately 181,000, 276,000 and 187,000 shares, respectively, of treasury stock to the plan trustees. We recorded expense for the fair market value of the shares, which at the time of the contributions, was approximately $604,000 for 2003, $641,000 for 2002 and $368,000 for 2001.
       During 2003 and 2002, we utilized common stock valued at $472,000 and $155,000, respectively, to meet certain deferred compensation obligations.
       During 2002, we entered into capital lease agreements in connection with some of our trucks valued at $3 million, of which we had paid $0.4 million as of December 31, 2002. The remainder was paid during 2003.
       As of December 31, 2003 and 2002, other current assets included $552,000 and $122,000, respectively, from the sale of equipment retired and sold in those years and accounts payable included $1,457,000 and $13,000, respectively, related to capital expenditures.
       On December 26, 2001, we sold the largest component of our non-freight business. In addition to $6.8 million cash the buyer paid us, the buyer executed a note payable to us for $4.1 million and assumed liabilities of the business amounting to $2.8 million. The buyer repaid $1.0 million of the note to us in cash during December 2003. We continue to own a 19.9% share of the business, which has a current book value of $1.4 million. We account for our investment in the buyer by the equity method. During 2003 and 2002, our equity in the earnings of the buyer was $0.3 million and $0.2 million, respectively, of 2003's equity in earnings of $288,000, we received $156,000 in cash from the buyer.

8. Shareholders' Equity
        Since before 2001 there have been authorized 40 million shares of our $1.50 par value common stock.
       Our stock option plans provide that options may be granted to officers and employees at our stock's fair market value on the date of grant and to our non-employee directors at the greater of $1.50 or 50% of the market value at date of grant. Options may be granted for 10 years following plan adoption. Options generally vest after one year and expire 10 years after a grant. During 2002, our shareholders adopted our 2002 Incentive and Non-Statutory Option Plan and reserved 850,000 shares of our common stock for issuances under that plan.
       The following table summarizes information regarding stock options (in thousands, except per-share and periodic amounts):

	2003	2002	2001
Options outstanding at beginning of year	2,873	2,416	3,554
Cancelled	(120)	(391)	(1,183)
Granted	476	848	45
Exercised	(191)	--	--
Options outstanding at yearend	3,038	2,873	2,416

Exercisable options	2,151	1,262	1,076
Year-end weighted average remaining life of options at (years)	6.4	7.0	6.7
Options available for future grants	415	871	2,748
Expense from director stock options	$ 18	$ 10	$ 9
Weighted average price of options
Cancelled during year	$ 7.04	$ 7.14	$ 9.20
Granted during year	$ 2.34	$ 2.07	$ 1.89
Exercised during year	$ 2.46	$ --	$ --
Outstanding at yearend	$ 4.74	$ 5.09	$ 6.47
Exercisable at yearend	$ 4.51	$ 4.77	$ 4.72

       The range of unexercised option prices at December 31, 2003 was as follows:

Quantity of Options (in thousands)	Priced Between
1,834	$1.50 - $ 5.00
447	$5.01 - $ 8.00
757	$8.01 - $12.00

       We sponsor a Supplemental Executive Retirement Plan ("SERP") for the benefit of certain "highly compensated" personnel (as determined in accordance with the Employee Retirement Income Security Act of 1974). The SERP's investment income, assets and liabilities which are contained in a rabbi trust, are included in our financial statements. As of December 31, 2003, there were 129,000 shares remaining in the trust. Consistent with the FASB's Emerging Issues Task Force ("EITF") Issue 97-14, the shares of our common stock held in a rabbi trust are accounted for as treasury stock until SERP participants elect to liquidate the stock. During 2003, SERP participants liquidated 73,000 shares from the rabbi trust.
       We have in place a rights agreement that authorizes a distribution of one common stock purchase right for each outstanding share of our common stock. Rights become exercisable if certain events generally relating to a change of control occur. Rights initially have an exercise price of $11. If such events occur, the rights will be exercisable for a number of shares having a market value equal to two times the exercise price of the rights. We may redeem the rights for $.001 each. The rights will expire in 2010, but the rights agreement is subject to review every three years by an independent committee of our Board of Directors.

9. Savings Plan
        We sponsor a 401(k) Savings Plan for our employees. Our contributions to the 401(k) are determined by reference to voluntary contributions made by each of our employees. Additional contributions are made at the discretion of the Board of Directors. Prior to 2001, our 401(k) contributions were made in cash. Beginning in late 2001, we have made our contributions with shares of our treasury stock. For 2001, our total cash contributions to the 401(k) were approximately $1.1 million. During 2003, 2002 and 2001, respectively, we contributed 132,000, 201,000 and 29,000 shares of our treasury stock valued at $441,000, $468,000 and $62,000 to the 401(k).

10. Net Income (Loss) Per Share of Common Stock
        Our basic income or loss per share was computed by dividing our net income or loss by the weighted average number of shares of common stock outstanding during the year. The table below sets forth information regarding weighted average basic and diluted shares (in thousands):

	2003	2002	2001
Basic Shares	16,829	16,576	16,378
Common Stock Equivalents	1,010	162	--
Diluted Shares	17,839	16,738	16,378

       For 2001, approximately 15,000 of common stock equivalent ("CSE") shares were excluded because we incurred a net loss in that year. Therefore, their impact would have been anti-dilutive. All CSEs result from stock options. For 2003, 2002 and 2001, respectively, we excluded (in millions) 1.3, 2.0 and 2.3 stock options from our calculation of CSEs because their exercise prices exceeded the market price of our stock, which would have caused further anti-dilution.

11. Operating Segments
        We have two reportable operating segments as defined by SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). The larger segment consisted of our motor carrier operations, which are conducted in a number of divisions and subsidiaries and are similar in nature. We reported all motor carrier operations as one segment. The smaller segment consisted of our non-freight operations that were, until December 26, 2001, engaged primarily in the sale and service of mobile refrigeration equipment and of trailers used in freight transportation. Although we sold the transportation equipment dealership in December of 2001, we retained a 19.9% ownership interest in the company that bought the dealership. We account for that asset by the equity method.
       The other portions of our non-freight segment, of which we continue to own 100%, are engaged in the sale and service of air conditioning and refrigeration components. We have presented below financial information for each of the three years ended December 31, 2003 (in millions):

	2003	2002	2001
Freight Operations
Total revenue	$ 387.8	$ 338.6	$ 327.3
Operating income	11.5	3.8	2.5
Total assets	158.3	136.8	123.8
Non-Freight Operations
Total revenue	$ 16.4	$ 12.4	$ 54.9
Operating loss	(5.1)	(3.1)	(0.8)
Total assets	12.8	18.2	18.8
Intercompany Eliminations
Revenue	$ --	$ --	$ (3.8)
Total assets	(15.5)	(17.4)	(16.1)
Consolidated
Revenue	$ 404.2	$ 350.9	$ 378.4
Operating income	6.4	0.6	1.7
Total assets	155.6	137.6	126.5

       Intercompany eliminations of revenue relate to non-freight revenue from transfers at cost of inventory such as trailers and refrigeration units from the non-freight segment for use by the freight segment.

****************************************************

Reports of Independent Public Accountants

To Frozen Food Express Industries, Inc.:
       We have audited the accompanying consolidated balance sheets of Frozen Food Express Industries, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of income, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of income, shareholders' equity and cash flows for Frozen Food Express Industries, Inc. for the year ended December 31, 2001, were audited by other auditors who have ceased operations. Those Independent Public Accountants expressed an unqualified opinion on those financial statements in their report dated April 3, 2002.
       We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
       In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frozen Food Express Industries, Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

February 20, 2004 Dallas, Texas	/s/ KPMG LLP

*********************************************

       The following audit report of Arthur Andersen LLP ("Andersen") is a copy of the original report dated April 3, 2002 rendered by Andersen on our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001. Andersen has not reissued its audit report since that date. We have been unable to obtain, after reasonable efforts, Andersen's written consent to our incorporation by reference into our registration statements of Andersen's audit report with respect to our financial statements as of December 31, 2001, and for the year then ended. Under these circumstances, Rule 437a under the Securities Act of 1993 (the "Securities Act") permits us to file this Form 10-K without a written consent from Andersen. As a result, however, Andersen will not have any liability under Section 11(a) of the Securities Act for any untrue statements of a material fact contained in the financial statements audited by Andersen or any omissions of a material fact required to be stated therein. Accordingly, you would be unable to assert a claim against Andersen under Section 11(a) of the Securities Act for any purchases of securities under our registration statements made on or after the date of this Form 10-K. To the extent provided in Section 11(b)(3)(C) of the Securities Act, however, other persons who are liable under Section 11(a) of the Securities Act, including our officers and directors, may still rely on Andersen's original audit reports as being made by an expert for purposes of establishing a due diligence defense under Section 11(b) of the Securities Act.

To Frozen Food Express Industries, Inc.:
       We have audited the accompanying consolidated balance sheets of Frozen Food Express Industries, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001, (2000 and 1999 as restated - see Note 2 of the Consolidated Notes). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
       We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Frozen Food Express Industries, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

Dallas, Texas	/s/ ARTHUR ANDERSEN LLP
April 3, 2002

Unaudited Quarterly Financial Data

Information regarding our quarterly financial performance is as follows (in thousands, except per-share amounts):

2003	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$404,187	$91,454	$102,457	$106,425	$103,851
Income (loss) from operations	6,427	(506)	2,477	3,516	940
Net income (loss)	4,270	(668)	2,547	1,705	686
Net income (loss) per share of common stock
Basic	.25	(.04)	.15	.10	.04
Diluted	.24	(.04)	.15	.10	.04

2002
Revenue	$350,934	$79,057	$ 88,528	$ 92,855	$ 90,494
Income (loss) from operations	647	(813)	687	(113)	886
Net income (loss)	3,176	(944)	206	3,338	576
Net income (loss) per share of common stock
Basic	.19	(.06)	.01	.20	.03
Diluted	.19	(.06)	.01	.20	.03

       Net income or loss per share of common stock is computed independently for each quarter presented and is based on the average number of common and equivalent shares for the quarter. The computation of common equivalent shares is affected by changes in the market price of the company's stock. The sum of the quarterly net income per share of common stock in 2003 does not equal the total for the year, primarily due to changes in the price of the company's stock during the year.
       During the third and fourth quarters of 2002, we recorded lower of cost or market write-downs of inventories owned by our non-freight subsidiary of $1.4 million and $0.5 million, respectively. During the fourth quarter of 2003, we recorded similar inventory write-downs of $2.4 million.
       During the third quarter of 2002, we reversed to income $4.0 million in income tax liabilities because events which could have given rise to payment of those liabilities were no longer probable to occur.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
       None.

ITEM 9A. CONTROLS AND PROCEDURES
       As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of, the design and the operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for the purposes of gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
       In accordance with General Instruction G to Form 10-K, the information required by Item 10 is incorporated herein by reference from the portion of our Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2004, appearing under the captions "Nominees for Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance". We adopted our Code of Business Conduct and Ethics which is attached as exhibit 14.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.
       In accordance with General Instruction G to Form 10-K, the information required by Item 11 is incorporated herein by reference from the portions of our Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2004, appearing under the captions "Executive Compensation" and "Transactions with Management and Directors".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
       The following table provides information concerning all of our equity compensation plans as of December 31, 2003. Specifically, the number of shares of common stock subject to outstanding options, warrants and rights and the exercise price thereof, as well as (in thousands) the number of shares of common stock available for issuance under all of our equity compensation plans.

	No. of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A) (c)
Equity compensation plans approved by security holders	2,088	$2.86	415
Equity compensation plans not approved by security holders	950	$8.88	--
Total	3,038	$4.74	415

       Pursuant to our Employee Stock Option Plan (the "Plan") we issued non-qualified stock options to substantially all of our employees (except officers) in 1997, 1998 and 1999. All grants under the Plan were at market value on the date of the grant and generally do not vest for five years following the grant at which time they are 80% vested and are 100% vested after seven years. As of December 31, 2003, there were 950,000 options outstanding under the Plan of which 533,000 were exercisable. Because our officers did not participate in the Plan, no shareholder notification of the Plan was required. The weighted average exercise price of options outstanding under the Plan is $8.88. The Plan terminated on July 1, 2001 and no additional grants are permitted under the Plan.
       We have change in control agreements with our executive officers. Pursuant to those agreements, in the event of a change in control (as defined therein), all unvested stock options held by these officers would become immediately and fully vested.
       In accordance with General Instruction G to Form 10-K, the remainder of the information required by Item 12 is incorporated herein by reference from the portions of our Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2004, appearing under the captions "Outstanding Capital Stock; Principal Shareholders" and "Nominees for Directors".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
       In accordance with General Instruction G to Form 10-K, the information required by Item 13 is incorporated herein by reference from the portions of our Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2004, appearing under the captions "Nominees for Directors", "Transactions with Management and Directors" and "Executive Compensation".

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
       In accordance with General Instruction G to Form 10-K, the information required by Item 14 is incorporated herein by reference from the portion of our Proxy Statement for the Annual Meeting of Shareholders to be held April 29, 2004 appearing under the caption "Independent Public Accountants".

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:
        (1) The financial statements listed in the index to financial statements set forth above in Item 8 are filed as part of this Annual Report on Form 10-K.
       (2) Financial statement schedules are omitted because the information required is included in the consolidated financial statements and the notes thereto.
       (3) Exhibits

3.1	Articles of Incorporation of the Registrant and all amendments to date (filed as Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December, 31, 1993 and incorporated herein by reference).
3.2	Bylaws of the Registrant, as amended (filed herewith).
4.2

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

10.2

Credit Agreement among Comerica Bank-Texas as administrative agent for itself and other banks, LaSalle Bank National Association, as collateral agent and syndication agent for itself and other banks and FFE Transportation Services, Inc. as Borrower and certain of its affiliates as of May 30, 2002(filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2002).

10.2(a)

First Amendment to the Credit Agreement between Comerica Bank-Texas as administrative agent for itself and other banks, LaSalle Bank National Association, as collateral agent and syndication agent for itself and other banks and FFE Transportation Services, Inc. as Borrower and certain of its affiliates as of May 30, 2002 (filed herewith).

10.3*

Frozen Food Express Industries, Inc., 1992 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 4.3 to Registrant's Registration Statement #33-48494 as filed with the Commission and incorporated herein by reference).

10.3(a)*

Amendment No. 1 to Frozen Food Express Industries, Inc. 1992 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 4.4 to Registrant's Registration Statement #333-38133 and incorporated herein by reference).

10.3(b)

*Amendment No. 2 to Frozen Food Express Industries, Inc. 1992 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 4.5 to Registrant's Registration Statement #333-38133 and incorporated herein by reference).

10.3(c)

*Amendment No. 3 to Frozen Food Express Industries, Inc. 1992 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 4.6 to Registrant's Registration Statement #333-87913 and incorporated herein by reference).

10.4*

FFE Transportation Services, Inc. 1994 Incentive Bonus Plan, as amended (filed as Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

10.5*

FFE Transportation Services, Inc. 1999 Executive Bonus and Phantom Stock Plan (filed as Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

10.6*

Frozen Food Express Industries, Inc. 401(k) Savings Plan (filed as Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10.6(a)*

First Amendment to the Frozen Food Express Industries, Inc. 401(k) Savings Plan (filed as Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10.7*

Frozen Food Express Industries, Inc. Employee Stock Option Plan (filed as Exhibit 4.1 to Registrant's Registration Statement #333-21831 as filed with the Commission and incorporated herein by reference).

10.7(a)*	Amendment to the Frozen Food Express Industries, Inc. Employee Stock Option Plan (filed as Exhibit 4.4 to Registrant's Registration Statement #333-52701 and incorporated herein by reference).
10.8*	FFE Transportation Services, Inc. 401(k) Wrap Plan (filed as Exhibit 4.4 to Registrant's Registration Statement #333-56248 and incorporated herein by reference).
10.8(a)*	Amendment No. 1 to FFE Transportation Services, Inc. 401(K) Wrap Plan (filed herewith).
10.9*	Form of Change in Control Agreement (filed as Exhibit 10.1 to Registrant's Report on Form 8-K filed with the Commission on June 28, 2000 and incorporated herein by reference).
10.10*	Frozen Food Express Industries, Inc. 2002 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
11.1	Computation of basic and diluted net income or loss per share of common stock (incorporated by reference to Footnote 10 to the financial statements appearing as Item 8 of this Form 10-K).
14.1	Frozen Food Express Industries, Inc. Code of Business Conduct and Ethics (filed herewith).
21.1	Subsidiaries of Frozen Food Express Industries, Inc. (filed herewith).
23.1	Consent of Independent Public Accountants (filed herewith).
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)(17 CFR 240.13a-14(a)) (filed herewith).
31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)(17 CFR 240.13a-14(a)) (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(filed herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(filed herewith).
* Executive compensation plans and arrangements required to be filed as an exhibit on this Form 10-K.

(b)     REPORTS ON FORM 8-K:
        On October 23, 2003, we filed a current report on Form 8-K setting forth our results of operations for the 3 and 9 month periods ended September 30, 2003 as compared to the same periods of 2002.
       On November 14, 2003, we filed a current report on Form 8-K announcing and describing a change in the management of our non-freight operations.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

FROZEN FOOD EXPRESS INDUSTRIES, INC.

Date: March 22, 2004	/s/	Stoney M. Stubbs, Jr.
Stoney M. Stubbs, Jr., Chairman of the Board of Directors and President (Principal Executive Officer)

Date: March 22, 2004	/s/	F. Dixon McElwee, Jr.
F. Dixon McElwee, Jr. Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

FROZEN FOOD EXPRESS INDUSTRIES, INC.

Date: March 22, 2004	/s/	Stoney M. Stubbs, Jr.
Stoney M. Stubbs, Jr., Chairman of the Board of Directors and President (Principal Executive Officer)

Date: March 22, 2004	/s/	F. Dixon McElwee, Jr.
F. Dixon McElwee, Jr., Senior Vice President and Director (Principal Financial and Accounting Officer)

Date: March 22, 2004	/s/	Charles G. Robertson
Charles G. Robertson Executive Vice President and Director

Date: March 22, 2004	/s/	Jerry T. Armstrong
Jerry T. Armstrong, Director

Date: March 22, 2004	/s/	W. Mike Baggett
W. Mike Baggett, Director

Date: March 22, 2004	/s/	Brian R. Blackmarr
Brian R. Blackmarr, Director

Date: March 22, 2004	/s/	Leroy Hallman
Leroy Hallman, Director

Date: March 22, 2004	/s/	T. Michael O'Connor
T. Michael O'Connor, Director