Form 10-Q
period 2004-03-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2004-05-14
CIK 39273

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                                   (MARK ONE)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ________ TO ________

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

                                                        NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                               WHICH REGISTERED
  i) Common Stock $1.50 par value                       The Nasdaq Stock Market
ii) Rights to purchase Common Stock                     The Nasdaq Stock Market

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
                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                                      OUTSTANDING AT MAY 12, 2004
          -----                                      --------------------------
Common Stock, $1.50 par value                                 17,324,066

                                      INDEX
                                                                        PAGE NO.
                                                                        --------
PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          CONSOLIDATED CONDENSED BALANCE SHEETS -
             MARCH 31, 2004 AND DECEMBER 31, 2003                            2

          CONSOLIDATED CONDENSED STATEMENTS OF INCOME -
             THREE MONTHS ENDED MARCH 31, 2004 AND 2003                      3

          CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS -
             THREE MONTHS ENDED MARCH 31, 2004 AND 2003                      4

          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS               5

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   7

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        13

ITEM 4.   CONTROLS AND PROCEDURES                                           14

PART II   OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER
             PURCHASES OF EQUITY SECURITIES                                 14

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                  15

PART I - FINANCIAL INFORMATION
         ---------------------

Item 1. Financial Statements

                           CONSOLIDATED CONDENSED BALANCE SHEETS
                   FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                                      (IN THOUSANDS)
                                        (UNAUDITED)

                                                                       Mar. 31,  Dec. 31,
                                                                        2004       2003
                                                                      --------   --------
Assets
    Current assets
        Cash and cash equivalents                                     $  1,088   $  1,396
        Accounts receivable, net                                        52,732     55,094
        Inventories                                                      3,551      4,054
        Tires on equipment in use                                        5,126      5,657
        Deferred income taxes                                            1,464      2,657
        Other current assets                                             7,490      7,843
                                                                      --------   --------
             Total current assets                                       71,451     76,701

    Property and equipment, net                                         63,646     66,551
    Other assets                                                        11,599     12,358
                                                                      --------   --------
                                                                      $146,696   $155,610
                                                                      ========   ========

Liabilities and Shareholders' Equity
    Current liabilities
        Accounts payable                                              $ 20,859   $ 25,045
        Accrued claims                                                   7,622      7,195
        Accrued payroll                                                  5,943      3,813
        Accrued liabilities                                              2,218      2,907
                                                                      --------   --------
             Total current liabilities                                  36,642     38,960

    Long-term debt                                                       6,500     14,000
    Deferred income taxes                                                2,746      2,878
    Accrued claims and liabilities                                      14,522     15,718
                                                                      --------   --------
                                                                        60,410     71,556
                                                                      --------   --------
    Shareholders' equity
        Par value of common stock (17,314 and 17,281 shares issued)     25,971     25,921
        Capital in excess of par value                                     951      1,097
        Retained earnings                                               59,789     57,849
                                                                      --------   --------
                                                                        86,711     84,867
        Less - Treasury stock (128 and 195 shares), at cost                425        813
                                                                      --------   --------
                  Total shareholders' equity                            86,286     84,054
                                                                      --------   --------
                                                                      $146,696   $155,610
                                                                      ========   ========

          See accompanying notes to consolidated condensed financial statements.
                   ****************************************************


                                            2

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
              FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                          THREE MONTHS ENDED MARCH 31,
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                            2004         2003
                                                          ---------    ---------
Revenue
  Freight revenue                                         $100,905     $ 88,521
  Non-freight revenue                                        2,472        2,933
                                                          ---------    ---------
                                                           103,377       91,454
                                                          ---------    ---------
Freight operating expenses
  Salaries, wages and related expenses                      25,549       23,778
  Purchased transportation                                  26,339       21,734
  Supplies and expenses                                     28,861       26,455
  Revenue equipment rent                                     6,739        6,678
  Depreciation                                               4,612        3,512
  Communications and utilities                                 974        1,073
  Claims and insurance                                       2,888        2,991
  Operating taxes and licenses                               1,128        1,074
  Miscellaneous expense                                        505        1,137
                                                          ---------    ---------
                                                            97,595       88,432
Non-freight costs and operating expenses                     2,462        3,528
                                                          ---------    ---------
                                                           100,057       91,960
                                                          ---------    ---------
Income (loss) from operations                                3,320         (506)
Interest and other expense, net                                226          363
                                                          ---------    ---------
Income (loss) before income tax                              3,094         (869)
Income tax provision (benefit)                               1,154         (201)
                                                          ---------    ---------
Net income (loss)                                         $  1,940     $   (668)
                                                          =========    =========
Net income (loss) per share of common stock
  Basic                                                   $    .11     $   (.04)
                                                          =========    =========
  Diluted                                                 $    .11     $   (.04)
                                                          =========    =========
Weighted average shares outstanding
  Basic                                                     17,139       16,706
                                                          =========    =========
  Diluted                                                   18,261       16,706
                                                          =========    =========


     See accompanying notes to consolidated condensed financial statements.
              ****************************************************



                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                            THREE MONTHS ENDED MARCH 31,
                                   (IN THOUSANDS)
                                    (UNAUDITED)


                                                                2004        2003
                                                              ---------   ---------
Net cash provided by (used in) operating activities           $  8,398    $ (1,905)
                                                              ---------   ---------
Cash flows from investing activities
     Expenditures for properly and equipment                    (4,904)     (2,494)
     Proceeds from sale of property and equipment                2,443       3,546
     Life insurance and other                                      819         492
                                                              ---------   ---------
        Net cash (used in) provided by investing activities     (1,642)      1,544
                                                              ---------   ---------
Cash flows from financing activities
     Borrowings and revolving credit agreement                   7,200      11,700
     Payments against revolving credit agreement               (14,700)     (9,700)
     Treasury stock, net                                           441          --
     Capital leases and other, net                                  (5)       (232)
                                                              ---------   ---------
        Net cash (used in) provided by financing activities     (7,064)      1,768
                                                              ---------   ---------
Net (decrease) increase in cash and cash equivalents              (308)      1,407
Cash and cash equivalents at January 1                           1,396       2,861
                                                              ---------   ---------
Cash and cash equivalents at March 31                         $  1,088    $  4,268
                                                              =========   =========


       See accompanying notes to consolidated condensed financial statements.
                ****************************************************



                                         4


FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
March 31, 2004 and 2003
(Unaudited)

1.       BASIS OF PRESENTATION
         ---------------------

         These consolidated financial statements include Frozen Food Express Industries, Inc. and its subsidiary companies, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly our financial position, cash flows and results of operations have been made. Pursuant to SEC rules and regulations, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. We believe that the disclosures contained herein, when read in conjunction with the financial statements and notes included, or incorporated by reference, in our Form 10-K filed with the SEC on March 25, 2004, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes (included, or incorporated by reference), in our most recent Annual Report on Form 10-K.

2.       REVENUE AND EXPENSE RECOGNITION
         -------------------------------
         Freight revenue and associated direct operating expenses are recognized on the date the freight is picked up from the shipper in accordance with the FASB's Emerging Issues Task Force's Issue No. 91-9 "REVENUE AND EXPENSE RECOGNITION FOR FREIGHT SERVICES IN PROGRESS" ("EITF No. 91-9").

         One of the preferable methods outlined in EITF No. 91-9 provides for the allocation of revenue between reporting periods based on relative transit time in each reporting period with expense recognized as incurred. Changing to this method would not have a material impact on quarterly or annual financial statements.

         We are the sole obligor with respect to the performance of our freight services and we assume all of the related credit risk. Accordingly, our revenue and our related direct freight expenses are recognized on a gross basis. Payments we make to independent contractors for the use of their trucks in transporting freight are typically calculated based on the gross revenue generated by their trucks. Such payments to independent contractors are recorded as purchased transportation expense.


3.       STOCK-BASED COMPENSATION
         ------------------------
         In March of 2004, the Financial Accounting Standards Board ("FASB") announced that it had voted to rescind the option that companies have to apply APB Opinion No. 25 to account for stock options. If adopted, the new standard will affect periods beginning in fiscal 2005. Until such time as the new accounting standard takes effect, we will continue to apply APB Opinion No. 25 to account for our stock options. Accordingly, no expense has been recognized for stock option grants to employees. The following table illustrates how our net income (loss) and our basic and diluted net income (loss) per share would have been impacted for each of the three month periods ended March 31, 2004 and 2003 had we elected to apply FASB Statement of Financial Accounting Standards ("SFAS") No. 123 to account for our stock options (in millions, except per-share amounts):

                                                               2004       2003
                                                             --------   --------
         Net income (loss):
           As reported                                       $   1.9    $  (0.7)
           Impact of SFAS No. 123                               (0.1)      (0.1)
                                                             --------   --------
                                                             $   1.8    $  (0.8)
                                                             ========   ========

         Net income (loss) per share:
           As reported                                       $  0.11    $ (0.04)
           Impact of SFAS No. 123                              (0.01)     (0.01)
                                                             --------   --------
                                                             $  0.10    $ (0.05)
                                                             ========   ========

         In calculating the above amounts we assumed that expenses from employee stock options would accrue over each option's vesting period.

4.       LONG-TERM DEBT
         --------------
         As of March 31, 2004, we had a $40 million secured line of credit pursuant to a revolving credit agreement with two commercial banks. Interest is due monthly. We may elect to borrow at a daily interest rate based on the bank's prime rate or for specified periods of time at fixed interest rates which are based on the London Interbank Offered Rate in effect at the time of a fixed rate borrowing. At March 31, 2004, $6.5 million was borrowed against this facility, and an additional $6.6 million was being used as collateral for letters of credit. Accordingly, approximately $26.9 million was available under the agreement. To the extent that the line of credit is not used for borrowing or letters of credit, we pay a commitment fee to the banks.

         Loans may be secured by liens against our inventory, trade accounts receivable and over-the-road trucking equipment. The agreement also contains a pricing "grid" where increased levels of profitability and cash flows or reduced levels of indebtedness can reduce the rates of interest expense we incur. The agreement restricts, among other things, payments of cash dividends, repurchases of our stock and the amount of our capital expenditures. The amount we may borrow under the facility may not exceed the lesser of $40 million, as adjusted for letters of credit and other debt as defined in the agreement, a borrowing base or a multiple of a measure of cash flow as described in the agreement. The agreement expires on May 30, 2005, at which time loans and letters of credit will become due. As of March 31, 2004, we were in compliance with the terms of the agreement.

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

6.       NET INCOME (LOSS) PER SHARE OF COMMON STOCK
         -------------------------------------------
         Our basic income or loss per share was computed by dividing our net income or loss by the weighted average number of shares of common stock outstanding during the period. The table below sets forth information regarding weighted average basic and diluted shares for the three months ended March 31, 2004 and 2003 (in thousands):


                                                               2004       2003
                                                             --------   --------
          Basic shares                                         17,139     16,706
          Common stock equivalents                              1,122         --
                                                             --------   --------
          Diluted shares                                       18,261     16,706
                                                             ========   ========

         For the three months ended March 31, 2003, approximately 191,000 of common stock equivalent ("CSE") shares were excluded because we incurred a net loss in that year. Therefore, their impact would have been anti-dilutive. All CSEs result from stock options. For the three month periods ended March 31, 2004, and 2003, respectively, we excluded 900,000 and 2 million stock options from our calculation of CSEs because their exercise prices exceed the market price of our stock, which would have caused further anti-dilution.

7.       OPERATING SEGMENTS
         ------------------
         We have two operating segments. The larger segment consists of our motor carrier operations, which are conducted in a number of divisions and subsidiaries and are similar in nature. Our primary motor carrier division provides both less-than-truckload (LTL) and full-truckload refrigerated transportation services. Our full-truckload and LTL services are commonly managed and we constantly redeploy our trucks and trailers between these types of service. Many of the division's customers use both types of service throughout the year. Accordingly, we report all of our motor carrier operations as one segment.

         Our non-freight segment is engaged in the sale and service of air conditioning and refrigeration components. We have presented below financial information for each of the three-month periods ended March 31, 2004 and 2003 (in millions):

                                                               2004       2003
                                                             --------   --------
          Freight operations
            Revenue                                          $ 100.9    $  88.5
            Operating income (loss)                              3.3        0.1
            Total assets                                       149.0      140.2

          Non-Freight Operations
            Revenue                                          $   2.5    $   2.9
            Operating income (loss)                               --       (0.6)
            Total assets                                        12.8       19.4

          Intercompany Eliminations
            Total assets                                     $ (15.1)   $ (18.8)

          Consolidated
            Revenue                                          $ 103.4    $  91.5
            Operating income (loss)                              3.3       (0.5)
            Total assets                                       146.7      140.8

8.       SUBSEQUENT EVENT
         ----------------
         After the end of 2004's first quarter, one of our trucks was involved in a major accident. At this time, it is not possible to determine the extent, if any, to which our driver was responsible for the accident, nor is it possible to reliably estimate what amount of money damages, if any, may result from this event. We will continue to investigate this event and as more information becomes available in the future, we will be better able to determine what amount to accrue as a contingent liability reserve relative to this potential claim. We do not presently expect the amount of any such reserve to approach the deductibles under our liability insurance policies. However, any such reserve could negatively impact our 2004 operating results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

GENERAL
-------
     The following management's discussion and analysis describes the principal factors affecting our results of operations, liquidity, and capital resources. This discussion should be read in conjunction with the accompanying unaudited financial statements and our Annual Report on Form 10-K for the year ended December 31, 2003, which include additional information about our business, our significant accounting policies and other relevant information that underlies our financial results. Without limiting the foregoing, the "Overview" and "Critical Accounting Estimates" sections of our last Form 10-K should be read in conjunction with this Quarterly Report.
     Our website address is www.ffex.net. All of our filings with the SEC are available free of charge through our website as soon as reasonably practicable after we file them with the SEC.

RESULTS OF OPERATIONS - FIRST QUARTER 2004 COMPARED TO FIRST QUARTER 2003
---------------------
     FREIGHT REVENUE: The rates we charge for our freight transportation services include fuel adjustment charges. In periods when the price we incur for diesel fuel is high, we raise our prices to recover this increase from our customers. During the first quarter of 2004, our freight revenue rose by 14% to $100.9 million. During the first three months of 2004 and 2003, fuel adjustment charges comprised 4.9% and 4.7%, respectively, of our freight revenue, as follows (in millions):

                                                                 2004       2003
       -------------------------------------------------------------------------
       FULL-TRUCKLOAD REVENUE:
         Excluding fuel adjustments                          $   67.2   $   57.3
         Fuel adjustments                                         3.4        2.9
                                                             $   70.6   $   60.2
       LTL REVENUE:
         Excluding fuel adjustments                          $   28.8   $   27.0
         Fuel adjustments                                         1.5        1.3
                                                             $   30.3   $   28.3
       TOTAL FREIGHT REVENUE:
         Excluding fuel adjustments                          $   96.0   $   84.3
         Fuel adjustments                                         4.9        4.2
                                                             $  100.9   $   88.5

     Our freight business serves two related markets with separate revenues, but with many shared costs. Full-truckload freight services typically include the transportation of a single shipment from a single origin to one or a few destinations. Full-truckload shipments typically weigh about 35,000 pounds. Although we principally transport full-truckload shipments of products that require temperature control while in transit, we also have a fleet of trucks that focuses on full-truckload transportation of non-perishable commodities.
     Less-than-truckload ("LTL") freight services typically involve the transportation of multiple shipments at the same time in one load. Each load of LTL freight involves multiple shipments, each with different origins and destinations. LTL shipments typically weigh 3,000 pounds or less. More than 90% of our LTL shipments are of commodities requiring temperature control. LTL shipments typically travel from the origin through one or more of our freight terminals and then to the destination.
     Our full-truckload and LTL services are commonly managed and we constantly redeploy our trucks and trailers between these types of service. Many of our customers use both types of service throughout the year.
     The following discussion of our freight revenue excludes fluctuations due to fuel adjustment charges. The following table sets forth information regarding revenue (excluding fuel adjustment charges) from our full-truckload and LTL freight services for the three month periods ended March 31, 2004 and 2003:

                                                                 2004       2003
       -------------------------------------------------------------------------
       FULL-TRUCKLOAD:
         Revenue (1)                                         $   67.2   $   57.3
         Total miles (1)                                         54.6       49.4
         Shipments (2)                                           53.6       47.0
         Per-mile revenue                                    $   1.23   $   1.16
         Per-shipment revenue                                $  1,254   $  1,219
       LESS-THAN-TRUCKLOAD:
         Revenue (1)                                         $   28.8   $   27.0
         Total miles (1)                                          9.6        9.5
         Shipments (2)                                           85.0       77.9
         Per-mile revenue                                    $   3.00   $   2.84
         Per-shipment revenue                                $    339   $    347
       OTHER INFORMATION:
         As of March 31
          Tractors in service                                   2,304      2,180
          Trailers in service                                   3,753      3,569

     (1) In millions       (2) In thousands

     Excluding the impact of fuel adjustment charges, our full-truckload revenue increased by $9.9 million (17.2%), to $67.2 million during the first quarter of 2004. This resulted from a 14% increase in the number of shipments, which was enhanced by an increase in average per-mile revenue.
     LTL revenue excluding fuel adjustment charges rose by $1.8 million (6.5%) to $28.8 million between the first quarters of 2003 and 2004. This increase was due to a 9.1% increase in the number of LTL shipments we hauled partially offset by a reduction in average per-shipment revenue.

     As of March 31, 2004 we had about 1,410 tractors in our company-operated full-truckload fleet as compared to about 1,295 at March 31, 2003. The number of tractors in the fleet has declined by 15 trucks since the beginning of 2004. The number of full-truckload tractors provided to us by owner-operators rose by about 30 during the first quarter of 2004. At the end of 2004's first quarter, we had about 35 more independent contractor-provided full-truckload trucks than we did one year ago. Between March 31, 2003 and 2004 our number of company-operated LTL trucks increased by about 15% to 110.
     Full-truckload activities, which contributed about 67% of freight revenue during the first quarters of 2004 and 2003, respectively, are conducted primarily with company-operated equipment, while LTL activities are conducted primarily with equipment provided by owner-operators. Changes in the mix of LTL versus full-truckload revenue, as well as fluctuations in the amount of total freight handled on company-operated versus owner-operator provided equipment, impact the percent of freight revenue absorbed by the various categories of operating expenses between the two quarters.
     Until the last half of 2003, capacity in the trucking industry often exceeded demand for trucking services. This imbalance was a result of generally weak economic conditions. In the temperature-controlled sector of the trucking industry, several of our competitors ceased or reduced the scope of their operations, but this reduced capacity had not enabled us to significantly increase the prices we charge for our trucking services.
     Beginning in the third quarter of 2003, as the economy improved, demand for trucking services also improved. We have begun to increase some of our rates. This increased demand may afford us opportunities to increase more of our rates by the middle of 2004. Our efforts to increase our rates during the first quarter of 2004 have met with some success, as evidenced by the $0.07 and $0.16 increases, respectively, in our full-truckload and less-than-truckload revenue per mile during the first three months of 2004 over the comparable year-ago period.
     FREIGHT OPERATING EXPENSES: The following table sets forth, as a percentage of freight revenue, certain major operating expenses for the three-month periods ended March 31, 2004 and 2003.

                                                                 2004       2003
         -----------------------------------------------------------------------
         Salaries, wages and related expenses                   25.3%      26.9%
         Purchased transportation                               26.1       24.6
         Supplies and expenses                                  28.6       29.9
         Revenue equipment rent and depreciation                11.2       11.5
         Claims and insurance                                    2.9        3.4
         Miscellaneous and other                                 2.6        3.6
                                                             --------   --------
         Total freight operating expenses                       96.7%      99.9%
                                                             ========   ========

     SALARIES AND WAGES: Salaries, wages and related expenses were 25.3% and 26.9% of freight revenue during the quarters ended March 31, 2004 and 2003, respectively. The following table summarizes and compares the major components of these expenses between the 2004 and 2003 three-month periods (in millions):


         AMOUNT OF SALARIES, WAGES AND
         RELATED EXPENSES INCURRED FOR:                          2004       2003
         -----------------------------------------------------------------------
         Driver salaries                                     $   13.5   $   12.1
         Non-driver salaries                                      8.3        7.3
         Payroll taxes                                            2.3        2.1
         Work-related injuries                                    0.6        0.8
         Health insurance and other                               0.8        1.5
                                                             --------   --------
                                                             $   25.5   $   23.8
                                                             ========   ========

     Payroll expenses related to drivers rose by about $1.4 million (11.5%) between the quarters, due to the increase in our company-operated less-than-truckload tractor count. Non-driver salaries and wages increased by about $1.0 million (13.7%) due to the increase in our LTL business and our continuing efforts to refocus our marketing efforts.

     PURCHASED TRANSPORTATION: Purchased transportation expenses comprised 26.1% and 24.6% of freight revenue during the first three months of 2004 and 2003, respectively. The following table summarizes and compares the major components of these expenses between the 2004 and 2003 three-month periods (in millions):

         AMOUNT OF PURCHASED
         TRANSPORTATION EXPENSE
         INCURRED FOR:                                          2004        2003
         -----------------------------------------------------------------------
         Full-truckload                                      $   14.6   $   12.4
         LTL                                                     10.4        9.3
         Intermodal and other                                     1.3         --
                                                             --------   --------
                                                             $   26.3   $   21.7
                                                             ========   ========

     Independent contractors are entities that own tractors which are engaged by us to transport our customers' freight. As consideration for the use of their tractors, we pay the independent contractors amounts which are generally calculated based upon the revenue from the freight they haul.
     The amounts we paid to independent contractors for purchased transportation, as a percent of revenue, has not changed appreciably since last year. The increase in purchased transportation expenses during 2004 is principally related to the higher volume of freight revenue and to the increased use of intermodal service providers to transport our freight.
     SUPPLIES AND EXPENSES: Supplies and expenses were 28.6 % and 29.9% of freight revenue during the first three months of 2004 and 2003, respectively. The following table summarizes and compares the major components of these expenses between the 2004 and 2003 three-month periods (in millions):

         AMOUNT OF SUPPLIES AND
         EXPENSES INCURRED FOR:                                  2004       2003
         -----------------------------------------------------------------------
         Fuel                                                $   13.1   $  12.0
         Repairs and maintenance                                  3.4       3.3
         Employee-driver travel expenses                          4.1       3.7
         Freight handling                                         2.6       2.2
         Tires                                                    1.7       1.5
         Other                                                    4.0       3.8
                                                             --------   --------
                                                             $   28.9   $  26.5
                                                             ========   ========

      Supplies and expenses rose by $2.4 million (9%) between the first quarters of 2003 and 2004. More than 40% of this increase was related to fuel consumed by our company-operated fleet. Per-gallon costs we paid for fuel fell by 1.6% during the first quarter of 2004 as compared to 2003. However, after the end of 2004's first quarter, fuel prices have increased substantially to levels about 20% higher than the comparable year-ago prices.
     Fuel price volatility impacts our profitability. We have in place a number of strategies designed to address such volatility. Pursuant to the contracts and tariffs by which our freight rates are determined, those rates automatically fluctuate as diesel fuel prices rise and fall. With regard to fuel expenses for company-operated equipment, we attempt to mitigate the impact of fluctuating fuel costs by purchasing more fuel-efficient tractors and aggressively managing fuel purchasing. Also, owner-operators are responsible for all costs associated with their equipment, including fuel. Therefore, the cost of such fuel is not a direct expense of ours.
     RENTAL AND DEPRECIATION: For the first quarter of 2004, the total of depreciation and revenue equipment rent expense rose by $1.2 million (11.4%) as compared to the first quarter of 2003. The increase is primarily attributable to an increase in the number of tractors we owned and leased. There were approximately 1,525 tractors in our company-operated fleets as of March 31, 2004, an increase of about 125 as compared to one year before. The number of tractors we own and lease to independent contractors increased by approximately
90. Therefore, we owned or were the lessee of about 215 more tractors as of March 31, 2004 than was the case as of March 31, 2003. The income we receive from leasing tractors to independent contractors increased by approximately $300,000 between the first three months of 2003 and 2004.
     CLAIMS AND INSURANCE: Claims and insurance expense fell from 3.4% of freight revenue during the first quarter of 2003 to 2.9% for the first quarter of 2004. These expenses vary with the severity and frequency of personal injury and property damage claims. Because we retain a large deductible for our personal injury claims, the occurrence of any single event can significantly impact our periodic earnings.

     After the end of 2004's first quarter, one of our trucks was involved in a major accident. At this time, it is not possible to determine the extent, if any, to which our driver was responsible for the accident, nor is it possible to reliably estimate what amount of money damages, if any, may result from this event. We will continue to investigate this event and as more information becomes available in the future, we will be better able to determine what amount to accrue as a contingent liability reserve relative to this potential claim. We do not presently expect the amount of any such reserve to approach the deductibles under our liability insurance policies. However, any such reserve could negatively impact our 2004 operating results.
     OTHER AND MISCELLANEOUS EXPENSES: Other and miscellaneous expenses decreased by $0.6 million (55.6%) between the quarters. Legal fees associated with general corporate matters and reduced accruals for accounts receivable which may not ultimately be collected were the primary reasons for this change.
     NON-FREIGHT OPERATIONS: For the first three months of 2004, revenue from AirPro Holdings, Inc. ("AirPro"), our non-freight business, declined by 15.7% as compared to the first quarter of 2003. During the fourth quarter of 2003, we sold one of our non-freight businesses that installs air-conditioning systems on large passenger vehicles, such as school buses. This transaction was a primary reason for the decline in our non-freight revenue to $2,472,000 during the first quarter of 2004, from $2,933,000 during the first three months of 2003. Our non-freight operating expenses for the three month period of 2003 fell by 30.2%.
     AirPro earned an operating profit of $10,000 during the first three months of 2004, as compared to an operating loss of $595,000 during the comparable period of 2003. In November 2003, we engaged a consulting firm to manage AirPro and the principal of the consulting firm was appointed as AirPro's President.
     The consulting firm has been retained to lead our efforts to eliminate the potential for future losses from AirPro, and to conduct a review of strategic alternatives for AirPro.
     OPERATING INCOME OR LOSS: For the first quarter of 2003, 118% of our consolidated operating loss was from our non-freight operations. Non-freight revenue for the first quarter of 2004 was $2.4 million, a decrease of $0.5 million from the first quarter of 2003, but operating expenses for our non-freight segment fell by $1.1 million between the quarters. We will continue to focus on and implement strategies designed to restore the non-freight segment to profitability. The following table summarizes and compares our operating income for the first three months of 2004 to our operating loss during the first three months of 2003 (in thousands):

         INCOME (LOSS) FROM                                      2004       2003
         -----------------------------------------------------------------------
         Freight operations                                  $  3,310   $    89
         Non-freight operations                                    10      (595)
                                                             --------   --------
                                                             $  3,320   $  (506)
                                                             ========   ========

     INTEREST AND OTHER: The following table summarizes and compares our interest and other expenses during the first three months of 2004 to the comparable period of 2003 (in thousands):

                                                                2004        2003
       -------------------------------------------------------------------------
       Interest expense                                      $   122    $   102
       Interest income                                           (15)       (16)
       Life insurance and other expense                          119        277
                                                             --------   --------
                                                             $   226    $   363
                                                             ========   ========

     Primarily as a result of decreased expenses related to our life insurance investments, interest and other expense, net, fell by 37.7% from $363,000 to $226,000 between the two quarters.
     PRE-TAX AND NET INCOME: We earned a pre-tax profit of $3,094,000 during the first quarter of 2004 as compared to a pre-tax loss of $869,000 during the comparable quarter of 2003.
     Our provision for income tax was 37.2% of our pre-tax income for the first quarter of 2004. For the comparable three months of 2003, our benefit from income tax was 23.1% of our pre-tax loss. Our effective tax rate is impacted by the presence of expenses in our income statement which are not included in taxable income.
     Our net income for the three months ended March 31, 2004 was $1.94 million, as compared to a net loss of $668,000 during the comparable year-ago period.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
     DEBT AND WORKING CAPITAL : Our primary needs for capital resources are to finance working capital, expenditures for property and equipment and, from time to time, acquisitions. Working capital investment typically increases during periods of sales expansion when higher levels of receivables and, with regard to non-freight operations, inventory are present. We had long-term debt of $6.5 million as of March 31, 2004. The unused portion of the company's $40 million revolving credit facility was approximately $26.9 million. We believe that the funds available to us from our working capital, future operating cash flows and our credit and leasing facilities will be sufficient to finance our operation during the next twelve months.
     CASH FLOWS: During the three month period ended March 31, 2004 net cash provided by operation activities was $8.4 million as compared to net cash used in operating activities of $1.9 million during the year-ago quarterly period. Improved profitability and high non-cash expenses such as depreciation and amortization were the principal contributors to this increase.
     OBLIGATIONS AND COMMITMENTS: As of March 31, 2004, our debt was $6.5 million and letters of credit issued by us for insurance purposes and to equipment leasing companies were $6.6 million in total.
     As of March 31, 2004, we had contracts to purchase tractors and trailers later in 2004 totaling approximately $38.7 million. We expect to lease most of the tractors and trailers when they are placed into service.
     We lease equipment and real estate. Rentals are due under non-cancelable operating leases for facilities, tractors and trailers. Facility and trailer leases do not contain guaranteed residual values in favor of the lessors. Most of the tractors we leased prior to 2003 and many of the tractors we leased since 2002 are leased pursuant to agreements under which we have partially guaranteed the assets end-of lease-term residual value. Tractor leases entered into before 2003 typically have 36-month terms, and tractor leases entered into after 2002 have either 42 or 48-month terms. The portions of the residuals we have guaranteed vary from lessor to lessor. Gross residuals are between 40% and 55% of the leased asset's historical cost, of which we have guaranteed the first 27% to 40% of the leased asset's historical cost. The lessors remain at risk for between 13% and 15% of the remainder of such leased asset's historical cost. Because our lease payments and residual guarantees do not exceed 90% of the tractor's cost, the leases are accounted for as operating leases and rentals are recorded as rent expense over the term of the leases.
     The table below sets forth information as to the amounts (in millions) of our obligations and commitments as well as the year in which they will become due.

                                      Remainder                                          After
Payments due by year         Total    of 2004     2005      2006      2007      2008     2008
--------------------------- --------  --------  --------  --------  --------  --------  --------
Debt and letters of credit  $   13.1  $     --  $   13.1  $     --  $     --  $     --  $     --
Purchase obligations            38.7      38.7        --        --        --        --        --
Operating leases for:
  Rentals                       73.6      19.0      20.0      15.1       8.4       5.2       5.9
  Residual guarantees           27.1      13.7       2.4       7.9       2.0       1.1        --
                            --------  --------  --------  --------  --------  --------  --------
Total                       $  152.5  $   71.4  $   35.5  $   23.0  $   10.4  $    6.3  $    5.9
                            ========  ========  ========  ========  ========  ========  ========

Forward-looking Statements
--------------------------
     This report contains information and forward-looking statements that are based on our current beliefs and expectations and assumptions we made based upon information currently available. Forward-looking statements include statements relating to our plans, strategies, objectives, expectations, intentions, and adequacy of resources, and may be identified by words such as "will", "could", "should", "believe", "expect", intend", "plan", "schedule", "estimate", "project" and similar expressions. These statements are based on current expectations and are subject to uncertainty and change.
     Although we believe that the expectations reflected in such forward-looking statements are reasonable, actual results could differ materially from the expectations reflected in such forward-looking statements.

     Factors that could cause actual results to differ materially from those in the forward-looking statements include demand for our services and products, and our ability to meet that demand, which may be affected by, among other things, competition, weather conditions and the general economy, the availability and cost of labor, our ability to negotiate favorably with lenders and lessors, the effects of terrorism and war, the availability and cost of equipment, fuel and supplies, the market for previously-owned equipment, the impact of changes in the tax and regulatory environment in which we operate, operational risks and insurance, risks associated with the technologies and systems used and the other risks and uncertainties described elsewhere in our filings with the Securities and Exchange Commission. We do not assume any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------
     As of March 31, 2004, we held no market risk sensitive instruments for trading purposes.
     For purposes other than trading, we held the following market risk sensitive instruments as of March 31, 2003:

             Description                              Discussion
             -----------                              ----------
             Long-term debt,                          The value of our debt at March 31, 2004 was $6.5
             $6.5 million                             million, which approximates fair market value.
                                                      Our debt is incurred pursuant to our credit
                                                      agreement, which matures on May 30, 2005.

             Rabbi Trust                              Our consolidated financial statements included the
             Investment in 128,000 shares of our      assets and liabilities of a Rabbi Trust. As of
             stock, $425 thousand                     March 31, 2004, the trust held 128,000 share of
                                                      our stock for benefit of participants in our
                                                      401(k) Wrap Plan.

                                                      The plan participants control whether the
                                                      trust's assets are invested in our stock or
                                                      other instruments. Trust investments in our stock
                                                      are required to be accounted for by us in a
                                                      manner that reflects trust liabilities based on the
                                                      market value of our stock, but precludes the
                                                      valuation of trust assets based on the market value
                                                      of our stock. Therefore, as of March 31, 2004 a
                                                      $1.00 increase or decrease in the value of our stock
                                                      would result in a $128,000 increase or decrease,
                                                      respectively, in the amount of our salaries,
                                                      wages and related expenses for the three-month period
                                                      then ended.

             Cash surrender value of                  The cash surrender value of our life insurance
             life insurance policies, $6.6 million    policies is a function of the amounts we pay to
                                                      the insurance companies, the insurance charges
                                                      taken by the insurance companies and the
                                                      investment returns earned by or losses incurred by
                                                      the insurance company. Changes in any of these
                                                      factors will impact the cash surrender value of
                                                      our life insurance policies. Insurance
                                                      charges and investment performance have a
                                                      proximate effect on the value of our life
                                                      insurance assets and on our net income.

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

PART II - OTHER INFORMATION
---------------------------

     Items 1, 3, 4 and 5 of Part II are omitted due to the lack of updated information to disclose pursuant to said items.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
        ---------------------------------------------------------------------
        Securities
        ----------

Issuer Purchases of Equity Securities for Quarter Ended March 31, 2004
----------------------------------------------------------------------

                                                         Total Number               Maximum Number
                                                           of Shares               (or Approximate
                         Total          Average          Purchased as              Dollar Value) of
                         Number          Price              Part of             Shares That May Yet Be
                       of Shares       Paid per       Publicly Announced         Purchased Under the
                      Purchased(1)       Share         Plans or Programs          Plans or Programs
                      ------------       -----         -----------------          -----------------
January, 2004                   0      $     0                 0                      $     0
February, 2004                897         6.31                 0                            0
March, 2004                     0            0                 0                            0
                          -------      -------           -------                      -------
Total                         897      $  6.31                 0                      $     0
                          =======      =======           =======                      =======

(1) All shares were purchased on February 21, 2004 and were acquired at market value from two shareholders who contacted the company and offered to sell the shares at market price. We do not plan to engage in similar transactions in the future.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

     (a) Exhibits

    3.1 Articles of Incorporation of the Registrant and all amendments to date (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

    3.2 Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to Registrants Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

   31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b.) Reports on Form 8-K.

         On February 19, 2004, we filed a current report on Form 8-K announcing our results of operations for the year ended December 31, 2003.

SIGNATURES
----------

Pursuant to the requirements of the Securities and Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            Frozen Food Express Industries, Inc.
                                            ------------------------------------
                                            (Registrant)

May 14, 2004                                By: /s/ Stoney M. Stubbs, Jr.
                                                --------------------------------
                                                Stoney M. Stubbs, Jr.
                                                Chairman of the Board
                                                and Chief Executive Officer

May 14, 2004                                By: /s/ F. Dixon McElwee, Jr.
                                                --------------------------------
                                                F. Dixon McElwee, Jr.
                                                Senior Vice President
                                                Principal Financial and
                                                Accounting Officer

                                  EXHIBIT INDEX
                                  -------------


    3.1 Articles of Incorporation of the Registrant and all amendments to date (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

    3.2 Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to Registrants Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

   31.1 Certification of Chief Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.