Form 10-K/A
period 2003-12-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2004-06-28
CIK 39273

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

                                                      NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                          ON WHICH REGISTERED
    i) Common Stock $1.50 par value                 The Nasdaq Stock Market
  ii) Rights to purchase Common Stock               The Nasdaq Stock Market


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-(2) of the Act.
                                 Yes [ ] No [X]

As of June 25, 2004 17,425,598 shares of the registrant's common stock, $l.50 par value, were outstanding. The aggregate market value of voting and non-voting common equity held by non-affiliates as of June 30, 2003, the last day of the Registrant's most recently completed second quarter was $48,153,000. This amount is based on the closing sale price of the registrant's common stock as reported by the Nasdaq Stock Market on such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on April 29, 2004, are incorporated by reference into
Part III of this Form 10-K.

EXPLANATORY NOTE:

This Amendment No. 1 to the Annual Report on Form 10-K/A (this "Amendment") has been filed to include as an exhibit, in accordance with Rule 15d-21 under the Securities Exchange Act of 1934, the financial statements required by Form 11-K with respect to the Frozen Food Express Industries, Inc. 401 (k) Savings Plan and the related Consent of the Independent Registered Public Accounting Firm. Other than Item 15 and the signature page, no other changes are made by this Amendment and all other information included in the original filing is unchanged. In order to preserve that nature and character of the disclosures as originally filed, except as specifically discussed in this Amendment, no attempt has been made to modify or update such disclosures for events which occurred subsequent to the original filing. Accordingly, this Amendment and the Annual Report on Form 10-K which it amends should be read in conjunction with the Company's subsequent filings with the Commission.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

Item 15 of the Form 10-K is amended by adding as Exhibit 99.1 the information, financial statements and exhibits required to be filed on Form 11-K for the fiscal year ended December 31, 2003, with respect to the Frozen Food Express Industries, Inc. 401(k) Savings Plan (the "Savings Plan") pursuant to Securities and Exchange Commission Rule 15-d-21 promulgated under the Securities Exchange Act of 1934, as amended. Because the Savings Plan reported on herein is subject to the reporting requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"), the financial statements and schedules included herein have been prepared in accordance with the requirements of ERISA.

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

3.       EXHIBITS:

3.1 Articles of Incorporation of the Registrant and all amendments to date (filed as Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December, 31, 1993 and incorporated herein by reference).
3.2 Bylaws of the Registrant (filed as Exhibit 3.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
4.2 Rights Agreement dated as of June 14, 2000, between the Registrant and Fleet National Bank, which includes as exhibits, the form of the Rights Certificate and the Summary of Rights (filed as Exhibit
             4.1 to Registrant's Form 8-A Registration Statement filed on June 19, 2000 and incorporated herein by reference).
10.1 Frozen Food Express Industries, Inc. 1995 Non-Employee Director Stock Plan (filed as Exhibit 4.3 to Registrant's Registration Statement #033-59465 as filed with the Commission and incorporated herein by reference).
10.2 Credit Agreement among Comerica Bank-Texas as administrative agent for itself and other banks, LaSalle Bank National Association, as collateral agent and syndication agent for itself and other banks and FFE Transportation Services, Inc. as Borrower and certain of its affiliates as of May 30, 2002 (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2002 and incorporated herein by reference).
10.2(a) First Amendment to the Credit Agreement between Comerica Bank-Texas as administrative agent for itself and other banks, LaSalle Bank National Association, as collateral agent and syndication agent for itself and other banks and FFE Transportation Services, Inc. as Borrower and certain of its affiliates as of May 30, 2002 (previously filed).
10.3* Frozen Food Express Industries, Inc., 1992 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 4.3 to Registrant's Registration Statement #33-48494 as filed with the Commission and incorporated herein by reference).
10.3(a)* Amendment No. 1 to Frozen Food Express Industries, Inc. 1992 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 4.4 to Registrant's Registration Statement #333-38133 and incorporated herein by reference).
10.3(b) *Amendment No. 2 to Frozen Food Express Industries, Inc. 1992 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 4.5 to Registrant's Registration Statement #333-38133 and incorporated herein by reference).
10.3(c) *Amendment No. 3 to Frozen Food Express Industries, Inc. 1992 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 4.6 to Registrant's Registration Statement #333-87913 and incorporated herein by reference).
10.4* FFE Transportation Services, Inc. 1994 Incentive Bonus Plan, as amended (filed as Exhibit 10.6 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).
10.5* FFE Transportation Services, Inc. 1999 Executive Bonus and Phantom Stock Plan (filed as Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).
10.6*        Frozen Food Express Industries, Inc. 401(k) Savings Plan (filed as
             Exhibit 10.13 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10.6(a)* First Amendment to the Frozen Food Express Industries, Inc. 401(k) Savings Plan (filed as Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).
10.7* Frozen Food Express Industries, Inc. Employee Stock Option Plan (filed as Exhibit 4.1 to Registrant's Registration Statement #333-21831 as filed with the Commission and incorporated herein by reference).
10.7(a)* Amendment to the Frozen Food Express Industries, Inc. Employee Stock Option Plan (filed as Exhibit 4.4 to Registrant's Registration Statement #333-52701 and incorporated herein by reference).
10.8*        FFE Transportation Services, Inc. 401(k) Wrap Plan (filed as
             Exhibit 4.4 to Registrant's Registration Statement #333-56248 and incorporated herein by reference).
10.8(a)* Amendment No. 1 to FFE Transportation Services, Inc. 401(K) Wrap Plan (previously filed).
10.9* Form of Change in Control Agreement (filed as Exhibit 10.1 to Registrant's Report on Form 8-K filed with the Commission on June 28, 2000 and incorporated herein by reference).
10.10* Frozen Food Express Industries, Inc. 2002 Incentive and Nonstatutory Stock Option Plan (filed as Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
11.1 Computation of basic and diluted net income or loss per share of common stock (previously filed).
14.1 Frozen Food Express Industries, Inc. Code of Business Conduct and Ethics (filed as Exhibit 14.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).
21.1 Subsidiaries of Frozen Food Express Industries, Inc. (previously filed).
23.1         Consent of Independent Registered Public Accounting Firm
             (previously filed).
23.2 Consent of Independent Registered Public Public Accounting Firm (filed herewith).
31.1 Certification of Chief Executive Officer Required by Rule 13a-14(a)(17 CFR 240.13a-14(a)) (filed herewith).
31.2 Certification of Chief Financial Officer Required by Rule 13a-14(a)(17 CFR 240.13a-14(a)) (filed herewith).
32.1         Certification of Chief Executive Officer Pursuant to 18 U.S.C.
             Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(filed herewith).
32.2         Certification of Chief Financial Officer Pursuant to 18 U.S.C.
             Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1 Frozen Food Express Industries, Inc. 401 (K) Savings Plan Statements of Net Assets Available for Plan Benefits as of December 31, 2003 and 2002 and Statements of Changes in Net Assets Available for Plan Benefits for each of the three years in the period ended December 31, 2003 with Report of Independent Registered Public Accounting Firm thereon (filed herewith).

             * Executive compensation plans and arrangements required to be filed as an exhibit on this Form 10-K.

         (b)      REPORTS ON FORM 8-K:

         On October 30, 2003, we filed a current report on Form 8-K setting forth our results of operations for the 3 and 9 month periods ended September 30, 2003 as compared to the same periods of 2002.

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


                                    FROZEN FOOD EXPRESS INDUSTRIES, INC.


Date:   June 28, 2004               /s/  Stoney M. Stubbs, Jr.
      -----------------             --------------------------------------------
                                    Stoney M. Stubbs, Jr.,
                                    Chairman of the Board of Directors
                                    and President (Principal Executive Officer)

Date:   June 28, 2004               /s/  F. Dixon McElwee, Jr.
      -----------------             --------------------------------------------
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

                                FROZEN FOOD EXPRESS INDUSTRIES, INC.


Date:   June 28, 2004           /s/ Stoney M. Stubbs, Jr.
       ---------------          -----------------------------------------------
                                    Stoney M. Stubbs, Jr.,
                                    Chairman of the Board of Directors
                                    and President (Principal Executive Officer)

Date:   June 28, 2004           /s/ F. Dixon McElwee, Jr.
       ---------------          -----------------------------------------------
                                    F. Dixon McElwee, Jr.,
                                    Senior Vice President and Director
                                    (Principal Financial and Accounting Officer)

Date:   June 28, 2004           /s/ Charles G. Robertson
       ---------------          -----------------------------------------------
                                    Charles G. Robertson
                                    Executive Vice President and Director

Date:   June 28, 2004           /s/ Jerry T. Armstrong
       ---------------          -----------------------------------------------
                                    Jerry T. Armstrong, Director

Date:   June 28, 2004           /s/ W. Mike Baggett
       ---------------          -----------------------------------------------
                                    W. Mike Baggett, Director

Date:   June 28, 2004           /s/ Brian R. Blackmarr
       ---------------          -----------------------------------------------
                                    Brian R. Blackmarr, Director

Date:   June 28, 2004           /s/ Leroy Hallman
       ---------------          -----------------------------------------------
                                    Leroy Hallman, Director

Date:   June 28, 2004           /s/ T. Michael O'Connor
       ---------------          -----------------------------------------------
                                    T. Michael O'Connor, Director

                                            EXHIBIT INDEX
                                            -------------

                                                                                        Sequentially
Exhibit                             Description                                         Numbered Page
-------                             -----------                                         -------------
23.2             Consent of Independent Registered Public Accounting Firm                     5

31.1             Certification of Chief Executive Officer Required by
                 Rule 13a-14(a)(17 CFR 240.13a-14(a))                                         6

31.2             Certification of Chief Financial Officer Required by
                 Rule 13a-14(a)(17 CFR 240.13a-14(a))                                         7

32.1             Certification of Chief Executive Office Pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002                                                   8

32.2             Certification of Chief Financial Office Pursuant to 18 U.S.C.
                 Section 1350, as Adopted Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002                                                   9

99.1             Frozen Food Express Industries, Inc. 401(k) Savings Plan
                 Statements of Net Assets Available for Plan Benefits as of
                 December 31, 2003 and 2002 and Statements of Changes in Net
                 Assets Available for Plan Benefits for each of the three years in the period ended December 31, 2003 with Report of
                 Independent Registered Public Accounting Firm thereon.                     10-21

                                                4