Form 10-Q
period 2004-06-30
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2004-08-13
CIK 39273

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ________ TO ________

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

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filingrequirements for the past 90 days.
                                 Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                                 Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 CLASS                      OUTSTANDING AT AUGUST 6, 2004
                 -----                      -----------------------------
     Common Stock, $1.50 par value                   17,396,352

                                     INDEX

                                                                        Page No.
                                                                        --------

PART I   FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Consolidated Condensed Balance Sheets -
            June 30, 2004 and December 31, 2003................................1

         Consolidated Condensed Statements of Income -
            Three and six months ended June 30, 2004 and 2003..................2

         Consolidated Condensed Statements of Cash Flows -
            Six months ended June30, 2004 and 2003.............................3

         Notes to Consolidated Condensed Financial Statements..................4

ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations................................7

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk...........16

ITEM 4.  Controls and Procedures..............................................17

PART II  OTHER INFORMATION

ITEM 2.  Changes in Securities, Use of Proceeds and
            Issuer Purchases of Equity Securities.............................18

ITEM 4.  Submission of Matters to a Vote of Security Holders..................18

ITEM 6.  Exhibits and Reports on Form 8-K.....................................19

PART I - FINANCIAL INFORMATION
         ---------------------

Item 1.  Financial Statements
         --------------------


              FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                           June 30,   Dec. 31,
                                                             2004       2003
                                                          ---------  ---------
Assets
    Current assets
       Cash and cash equivalents                          $  2,852   $  1,396
       Accounts receivable, net                             55,159     55,094
       Inventories                                           3,222      4,054
       Tires on equipment in use                             4,819      5,657
       Deferred income taxes                                 1,267      2,657
       Other current assets                                  6,096      7,843
                                                          ---------  ---------
          Total current assets                              73,415     76,701

    Property and equipment, net                             64,279     66,551
    Other assets                                            13,231     12,358
                                                          ---------  ---------
                                                          $150,925   $155,610
                                                          =========  =========
Liabilities and Shareholders' Equity
    Current liabilities
       Accounts payable                                   $ 24,758   $ 25,045
       Accrued claims                                        7,213      7,195
       Accrued payroll                                       6,675      3,813
       Accrued liabilities                                   2,301      2,907
                                                          ---------  ---------
          Total current liabilities                         40,947     38,960

    Long-term debt                                           1,000     14,000
    Deferred income taxes                                    4,246      2,878
    Accrued claims and liabilities                          14,642     15,718
                                                          ---------  ---------
                                                            60,835     71,556
                                                          ---------  ---------
Shareholders' equity
    Par value of common stock (17,379
      and 17,281 shares issued)                             26,069     25,921
    Capital in excess of par value                           1,192      1,097
    Retained earnings                                       63,281     57,849
                                                          ---------  ---------
                                                            90,542     84,867
    Less - Treasury stock (128 and 195 shares), at cost        452        813
                                                          ---------  ---------
      Total shareholders' equity                            90,090     84,054
                                                          ---------  ---------
                                                          $150,925   $155,610
                                                          =========  =========

     See accompanying notes to consolidated condensed financial statements.
              ****************************************************

                     FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                            (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
                                          (UNAUDITED)

                                                    Three Months             Six Months
                                                   Ended June 30,           Ended June 30,
                                                   --------------           --------------
                                                 2004         2003        2004         2003
                                                 ----         ----        ----         ----
Revenue
   Freight revenue                            $ 109,819    $  97,695   $ 212,235    $ 187,420
   Non-freight revenue                            3,516        6,036       5,988        8,969
                                              ----------   ----------  ----------   ----------
                                                113,335      103,731     218,223      196,389
                                              ----------   ----------  ----------   ----------
Costs and expenses
   Freight operating expenses
     Salaries, wages and related expenses        26,744       26,787      52,293       50,565
     Purchased transportation                    27,354       23,673      53,693       45,407
     Supplies and expenses                       32,160       26,768      61,021       53,223
     Revenue equipment rent                       7,888        8,359      16,138       16,241
     Depreciation                                 4,878        3,239       9,490        6,751
     Communications and utilities                   942          950       1,916        2,023
     Claims and insurance                         2,910        2,805       5,798        5,796
     Operating taxes and licenses                 1,163          817       2,291        1,891
     Miscellaneous expense                        1,193       1 ,439       1,698        2,576
                                              ----------   ----------  ----------   ----------
                                                105,232       94,837     204,338      184,473
   Non-freight costs and operating expenses       2,960        6,417       5,422        9,945
                                              ----------   ----------  ----------   ----------
                                                108,192      101,254     209,760      194,418
                                              ----------   ----------  ----------   ----------
Income from operations                            5,143        2,477       8,463        1,971

Interest and other                                 (225)      (1,124)          1         (761)
                                              ----------   ----------  ----------   ----------
Income before income tax                          5,368        3,601       8,462        2,732
Provision for income tax                          1,876        1,054       3,030          853
                                              ----------   ----------  ----------   ----------
Net income                                    $   3,492    $   2,547   $   5,432    $   1,879
                                              ==========   ==========  ==========   ==========
Net income per share of common stock
   Basic                                      $     .20    $     .15   $     .32    $     .11
                                              ==========   ==========  ==========   ==========
   Diluted                                    $     .19    $     .15   $     .30    $     .11
                                              ==========   ==========  ==========   ==========
Weighted average shares outstanding
   Basic                                         17,209       16,762      17,174       16,736
                                              ==========   ==========  ==========   ==========
   Diluted                                       17,937       16,999      17,894       16,951
                                              ==========   ==========  ==========   ==========

             See accompanying notes to consolidated condensed financial statements.
                      ****************************************************

              FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30,
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                           2004         2003
                                                        ---------     ---------

Net cash provided by operating activities               $ 22,418      $  2,088
                                                        ---------     ---------

Cash flows from investing activities
   Expenditures for property and equipment               (12,747)      (10,186)
   Proceeds from sale of property and equipment            4,812         7,404
   Life insurance and other                                 (275)          638
                                                        ---------     ---------
Net cash used in investing activities                     (8,210)       (2,144)
                                                        ---------     ---------

Cash flows from financing activities
  Borrowings and revolving credit agreement               18,400        23,200
  Payments against revolving credit agreement            (31,400)      (21,200)
  Capital leases and other, net                              248        (2,550)
                                                        ---------     ---------
Net cash used in financing activities                    (12,752)         (550)
                                                        ---------     ---------

Net increase (decrease) in cash and cash equivalents       1,456          (606)
Cash and cash equivalents at January 1                     1,396         2,861
                                                        ---------     ---------
Cash and cash equivalents at June 30                    $  2,852      $  2,255
                                                        =========     =========

     See accompanying notes to consolidated condensed financial statements.
              ****************************************************

              Frozen Food Express Industries, Inc. And Subsidiaries
              Notes to Consolidated Condensed Financial Statements
                             June 30, 2004 and 2003
                                   (Unaudited)

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

         One of the preferable methods outlined in EITF No. 91-9 provides for the allocation of revenue between reporting periods based on relative transit time in each reporting period with expense recognized as incurred. Changing to this method would not have a material impact on our quarterly or annual financial statements.

         We are the sole obligor with respect to the performance of our freight services and we assume all of the related credit risk. Accordingly, our freight revenue and our related direct expenses are recognized on a gross basis. Payments we make to independent contractors for the use of their trucks in transporting freight are typically calculated based on the gross revenue generated by their trucks. Such payments to independent contractors are recorded as purchased transportation expense.

3.       STOCK-BASED COMPENSATION
         ------------------------
         In March of 2004, the Financial Accounting Standards Board ("FASB") announced that it had voted to rescind the alternative that companies have to apply APB Opinion No. 25 to account for stock-based compensation. If adopted, the new standard will affect periods beginning in fiscal 2005. Until such time as any such new accounting standard takes effect, we will continue to apply APB Opinion No. 25 to account for our stock options. Accordingly, no expense has been recognized for stock option grants to employees.

         The following table illustrates how our net income and our basic and diluted net income per share would have been impacted for each of the three and six month periods ended June 30, 2004 and 2003 had we elected to apply FASB Statement of Financial Accounting Standards No. 123 ("SFAS No. 123") to account for our stock options (in millions, except per-share amounts):

                                          Three Months          Six Months
                                          ------------          ----------
                                        2004       2003       2004       2003
                                      --------   --------   --------   --------
         Net income:
           As reported                $   3.5    $   2.5    $   5.4    $   1.9
           Impact of SFAS No. 123        (0.2)      (0.1)      (0.3)      (0.2)
                                      --------   --------   --------   --------
                                      $   3.3    $   2.4        5.1    $   1.7
                                      ========   ========   ========   ========

         Net income per share:
           As reported                $  0.19    $  0.15    $  0.30    $  0.11
           Impact of SFAS No. 123       (0.01)        --      (0.01)     (0.02)
                                      --------   --------   --------   --------
                                      $  0.18    $  0.15    $  0.29    $  0.09
                                      ========   ========   ========   ========

         In calculating the above amounts we assumed that expenses from employee stock options would accrue over each option's vesting period.

4.       LONG-TERM DEBT
         --------------
         As of June 30, 2004, we had a $40 million secured line of credit pursuant to a revolving credit agreement with two commercial banks. In early July of 2004, the credit agreement was amended and the line of credit was increased to $50 million. The amendment also, among other things, extended the expiration of the facility to May, 2007 and reduced our interest rate on borrowed funds.

         Interest is due monthly. We may elect to borrow at a daily interest rate based on the bank's prime rate or for specified periods of time at fixed interest rates which are based on the London Interbank Offered Rate in effect at the time of a fixed rate borrowing. At June 30, 2004, $1.0 million was borrowed against this facility and an additional $5.1 million was being used as collateral for letters of credit. Accordingly, at June 30, 2004 approximately $33.9 million (of the $40 million) was available under the agreement. To the extent that the line of credit is not used for borrowing or letters of credit, we pay a commitment fee to the banks.

         Loans may be secured by liens against our inventory, trade accounts receivable and over-the-road trucking equipment. The agreement also contains a pricing "grid" where increased levels of profitability and cash flows or reduced levels of indebtedness can reduce the rates of interest expense we incur. The agreement restricts, among other things, payments of cash dividends, repurchases of our stock and the amount of our capital expenditures. The amended agreement provides that the amount we may borrow under the facility may not exceed the lesser of $50 million, as adjusted for letters of credit and other debt as defined in the agreement, a borrowing base or a multiple of a measure of cash flow as described in the agreement. The agreement expires on May 30, 2007, at which time loans and letters of credit will become due. As of June 30, 2004, we were in compliance with the terms of the agreement.

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

6.       NET INCOME PER SHARE OF COMMON STOCK
         ------------------------------------
         Our basic income per share was computed by dividing our net income or loss by the weighted average number of shares of common stock outstanding during the period. The table below sets forth information regarding weighted average basic and diluted shares for each of the three and six month periods ended June 30, 2004 and 2003 (in thousands):

                                          Three Months           Six Months
                                          ------------           ----------
                                       2004        2003       2004       2003
                                      -------    -------    -------    -------
         Basic shares                 17,209     16,762     17,174     16,736
         Common stock equivalents        728        237        720        215
                                      -------    -------    -------    -------
         Diluted shares               17,937     16,999     17,894     16,951
                                      =======    =======    =======    =======

         For the quarters ended June 30, 2004 and 2003, respectively, we excluded 1.1 million and 2.0 million stock options from our calculation of common stock equivalents ("CSEs") because their exercise prices exceeded the market price of our stock, which would have caused anti-dilution. For the six months ended June 30, 2004 and 2003, respectively, we also excluded 1.1 million and 2.0 million stock options from our calculation of CSEs because their exercise prices exceeded the market price of our stock, which would have caused anti-dilution.

7.       OPERATING SEGMENTS
         ------------------
         We have two operating segments. The larger segment consists of our motor carrier operations, which are conducted in a number of divisions and subsidiaries and are similar in nature. Our primary motor carrier division provides both less-than-truckload ("LTL") and full-truckload refrigerated transportation services. Our full-truckload and LTL services are commonly managed and we constantly redeploy our trucks and trailers between these types of service. Many of the division's customers use both types of service throughout the year. Accordingly, we report all of our motor carrier operations as one segment.

         AirPro Holdings, Inc., our non-freight segment is engaged in the sale and service of air conditioning and refrigeration components. We have presented below financial information for each of the three and six month periods ended June 30, 2004 and 2003 (in millions):

                                        Three Months             Six Months
                                        ------------             ----------
                                      2004        2003        2004        2003
                                      ----        ----        ----        ----
         Freight operations
           Revenue                 $  109.8    $   97.7    $  212.2    $  187.4
           Operating income             4.6         2.9         7.9         2.9
           Total assets               153.0       142.3       153.0       142.3

         Non-Freight operations
           Revenue                 $    3.5    $    6.0    $    6.0    $    9.0
           Operating income (loss)      0.6        (0.4)        0.6        (1.0)
           Total assets                12.2        19.5        12.2        19.5

         Intercompany eliminations
           Total assets            $  (14.3)   $  (19.0)   $  (14.3)   $  (19.0)

         Consolidated
           Revenue                 $  113.3    $  103.7    $  218.2    $  196.4
           Operating income             5.1         2.5         8.5         2.0
           Total assets               150.9       142.8       150.9       142.8

8.       PRIOR-PERIOD AMOUNTS
         --------------------
         Certain prior-period amounts have been reclassified to conform with current period presentation.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

GENERAL
-------
         The following management's discussion and analysis describes the principal factors affecting our results of operations, liquidity, and capital resources. This discussion should be read in conjunction with the accompanying unaudited consolidated condensed financial statements and our Annual Report on Form 10-K for the year ended December 31, 2003, which include additional information about our business, our significant accounting policies and other relevant information that underlies our financial results. Without limiting the foregoing, the "Overview" and "Critical Accounting Estimates" sections of our last Form 10-K should be read in conjunction with this Quarterly Report.

         Our website address is www.ffex.net. All of our filings with the SEC are available free of charge through our website as soon as reasonably practicable after we file them with the SEC.

RESULTS OF OPERATIONS - THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2004
---------------------

         FREIGHT REVENUE: The following table summarizes and compares the components of as well as the impact of fuel adjustment charges on our freight revenue for the three and six month periods ended June 30, 2004 and 2003 (in millions):

                                              Three Months      Six Months
                                              ------------      ----------
                                             2004     2003     2004     2003
                                           -------  -------  -------  -------

         Full-Truckload Revenue:
              Excluding fuel adjustments   $ 70.8   $ 63.4   $138.0   $120.7
              Fuel adjustments                4.9      2.7      8.4      5.6
                                           -------  -------  -------  -------
                                           $ 75.7   $ 66.1   $146.4   $126.3
                                           =======  =======  =======  =======

         LTL Revenue:
              Excluding fuel adjustments   $ 30.2   $ 29.3   $ 58.9   $ 56.3
              Fuel adjustments                2.3      1.1      3.8      2.4
                                           -------  -------  -------  -------
                                           $ 32.5   $ 30.4   $ 62.7   $ 58.7
                                           =======  =======  =======  =======

         Freight Revenue:
              Excluding fuel adjustments   $101.0   $ 92.7   $196.9   $177.0
              Fuel adjustments                7.2      3.8     12.2      8.0
                                           -------  -------  -------  -------
                                            108.2     96.5    209.1    185.0
              Equipment rental income         1.6      1.2      3.1      2.4
                                           -------  -------  -------  -------
                                           $109.8   $ 97.7   $212.2   $187.4
                                           =======  =======  =======  =======

         The rates we charge for our freight transportation services include fuel adjustment charges. In periods when the price we incur for diesel fuel is high, we raise our prices to recover the majority of this increase from our customers. During the three and six month periods ended June 30, 2004, our freight revenue rose by 12% and 13%, respectively, to $109.8 million and $212.2 million, respectively, as compared to the same periods of 2003.

         Our freight business serves two related markets with separate revenues, but with many shared costs. Full-truckload freight services typically involve the transportation of a single shipment from a single origin to one or a few destinations. Full-truckload shipments typically weigh about 35,000 pounds.

         Although we principally transport full-truckload shipments of products that require temperature control while in transit, we also have a fleet of trucks that focuses on full-truckload transportation of non-perishable commodities.

         Less-than-truckload ("LTL") freight services typically involve the transportation of multiple shipments at the same time in one load. Loads of LTL freight involves multiple shipments, each with different origins and destinations. LTL shipments typically weigh 3,000 pounds or less. More than 90% of our LTL shipments are of commodities requiring temperature control. LTL shipments typically travel from the origin through one or more of our freight terminals and then to the destination.

         Our full-truckload and LTL services are commonly managed and we constantly redeploy our trucks and trailers between these types of service. Many of our customers use both types of service throughout the year.

         The following discussion of our freight revenue excludes fluctuations due to fuel adjustment charges and equipment rental income. The table below sets forth information regarding freight revenue from our full-truckload and LTL freight services for the three and six month periods ended June 30, 2004 and 2003:

                                         Three Months         Six Months
                                         ------------         ----------
                                      2004         2003     2004       2003
                                      ----         ----     ----       ----
Full Truckload:
     Revenue (A) (B)                $  70.8    $  63.4    $ 138.0   $ 120.7
     Total miles (A)                   55.6       48.2      110.2      97.5
     Shipments (C)                     51.3       52.1      104.9      99.1
     Per-mile revenue (B)           $  1.27    $  1.32    $  1.25   $  1.24
     Per-shipment revenue (B)       $ 1,380    $ 1,217    $ 1,315   $ 1,218
     Miles per shipment               1,084        925      1,050       984
     Empty mile ratio                  8.3%       9.5%       8.6%      9.1%
Less-than-truckload:
     Revenue (A) (B)                $  30.2    $  29.3    $  58.9   $  56.3
     Total miles (A)                   10.3       10.3       19.9      19.8
     Shipments (C)                     87.7       80.4      172.7     158.2
     Hundredweight (C)                2,614      2,378      5,181     4,713
     Per-mile revenue (B)           $  2.93    $  2.84    $  2.96   $  2.84
     Per-shipment revenue           $   344       $364    $   341   $   356
     Per-hundredweight revenue      $ 11.55    $ 12.32    $ 11.36   $ 11.94
     Empty mile ratio                  8.1%       6.9%       8.0%      7.2%
Other Information:
     As of June 30,
         Tractors in service          2,265      2,248      2,265     2,248
         Trailers in service          3,861      3,670      3,861     3,670

(A) In millions
(B) Excludes surcharge revenue
(C) In thousands

         Compared to 2003, excluding the impact of fuel adjustment charges, our full-truckload revenue increased during the three and six month periods ended June 30, 2004 by $7.4 million (11.7%) and $17.3 million (14.3%), respectively. The increase resulted primarily from growth in the number of miles.

         LTL revenue excluding fuel adjustment charges rose by $0.9 million (3.1%) and $2.6 million (4.6%), respectively between the three and six month periods ended June 30, 2004 when compared to the comparable periods of the prior year. These increases were due to increases in the number of LTL shipments which were offset by decreases in average revenue per LTL shipment.

         As of June 30, 2004 we had about 1,450 tractors in our company-operated full-truckload fleet as compared to about 1,390 at June 30, 2003. As of June 30, 2004, the number of tractors in the fleet had increased by 25 trucks since the beginning of 2004. The number of full-truckload tractors provided to us by owner-operators decreased by about 35 during the first six months of 2004. At the end of 2004's second quarter, we had about 25 fewer independent contractor-provided full-truckload trucks than we did one year ago. Between June 30, 2003 and 2004 our number of company-operated LTL trucks declined by about 10% to 100.

         Full-truckload activities, which contributed about 70% and 68% of freight revenue during the second quarters of 2004 and 2003, respectively, are conducted primarily with company-operated equipment, while LTL activities are conducted primarily with equipment provided by owner-operators. Changes in the mix of LTL versus full-truckload revenue, as well as fluctuations in the amount of total freight handled on company-operated versus owner-operator provided equipment, impact the percent of freight revenue absorbed by the various categories of operating expenses.

         Until the last half of 2003, capacity in the trucking industry often exceeded demand for trucking services. This imbalance was a result of generally weak economic conditions. In the temperature-controlled sector of the trucking industry, several of our competitors ceased or reduced the scope of their operations, but this reduced capacity had not yet enabled us to significantly increase the prices we charge for our trucking services.

         FREIGHT OPERATING EXPENSES: The following table sets forth, as a percentage of freight revenue (inclusive of fuel adjustment charges) certain major operating expenses for the three and six month periods ended June 30, 2004 and 2003:

                                                 Three Months          Six Months
                                                 ------------          ----------
                                               2004       2003       2004       2003
                                             --------   --------   --------   --------
 Salaries, wages and related expenses           24.4%      27.8%      24.6%      27.0%
 Purchased transportation                       24.9       24.6       25.3       24.2
 Supplies and expenses                          29.3       27.8       28.8       28.4
 Revenue equipment rent and depreciation        11.6       10.7       12.1       12.3
 Claims and insurance                            2.6        2.9        2.7        3.1
 Other                                           3.0        3.2        2.8        3.4
                                             --------   --------   --------   --------
Total freight operating expenses                95.8%      97.0%      96.3%      98.4%
                                             ========   ========   ========   ========

         SALARIES AND WAGES: Compared to the comparable periods in 2003, our salaries, wages and related expenses decreased by $100,000 (0.4%) and increased by $1.7 million (3.4%), respectively, during the three and six month periods ended June 30, 2004. The following table summarizes and compares the major components of these expenses between the 2004 and 2003 three and six month periods (in millions):

                                                 Three Months          Six Months
                                                 ------------          ----------
 Amounts of Salaries, Wages and                2004       2003       2004       2003
 Related Expenses Incurred for:              --------   --------   --------   --------

 Driver salaries                             $  14.0    $  13.6    $  27.5    $  25.7
 Non-driver salaries                             8.7        7.9       17.0       15.3
 Payroll taxes                                   2.0        2.3        4.3        4.4
 Work-related injuries                           0.8        1.1        1.4        1.9
 Health insurance and other                      1.2        1.9        2.1        3.3
                                             --------   --------   --------   --------
                                             $  26.7    $  26.8    $  52.3    $  50.6
                                             ========   ========   ========   ========

         Payroll expenses related to drivers rose by about $400,000 (2.9%) and $1.8 million (7%), respectively, between the three and six month periods ended June 30, 2003 and 2004, due to the increase in our company-operated tractor count. Non-driver salaries and wages increased by about $800,000 (10.1%) and $1.7 million (11.1%), respectively, due to the increase in our LTL business, our continuing efforts to refocus our marketing efforts and higher levels of incentive compensation accruals. Despite higher payrolls, expenses associated with payroll taxes declined between the three and six month periods ended June 30, 2003 and 2004. This was due in part to favorable experience regarding unemployment and other payroll-related matters. Favorable experience also helped reduce expenses related to work-related injuries, health insurance and other payroll related expenses.

         PURCHASED TRANSPORTATION: Compared to the comparable periods in 2003, our purchased transportation expenses increased by $3.7 million (15.6%) and $8.3 million (18.2%), respectively, during the three and six month periods ended June 30, 2004. The following table summarizes and compares the major components of these expenses between the 2004 and 2003 three and six month periods (in millions):

                                           Three Months          Six Months
                                           ------------          ----------
Amount of Purchased                      2004       2003       2004       2003
Transportation Expense                 --------   --------   --------   --------
Incurred for:

 Full-truckload                        $  14.6    $  13.0      $29.2      $25.4
 LTL                                      11.7        9.9       22.1       19.2
 Intermodal and other                      1.1        0.8        2.4        0.8
                                       --------   --------   --------   --------
                                       $  27.4    $  23.7    $  53.7    $  45.4
                                       ========   ========   ========   ========

     Independent contractors are entities that own tractors which are utilized by us to transport our customers' freight. As consideration for the use of their tractors, we pay the independent contractors amounts which are generally calculated based upon the revenue we receive from the freight they haul.

     The amounts we paid to independent contractors for purchased transportation, as a percent of revenue, has not changed appreciably since last year. The increase in purchased transportation expenses during 2004 is partially related to the higher volume of freight revenue and to the increased use of intermodal service providers to transport our freight.

         Independent contractors are responsible for paying for the fuel that is consumed by the trucks. We pay independent contractors amounts that are based upon the revenue we receive from the shipments hauled by their trucks. To the extent that our revenue from a shipment includes fuel adjustments charges, we pass the fuel adjustments through to the independent contractors to alleviate some of their increased cost of fuel. Higher fuel prices during 2004 have accordingly served to further increase purchased transportation expense.

         SUPPLIES AND EXPENSES: Compared to the comparable periods in 2003, supplies and expenses increased by $5.4 million (20.1%) and $7.8 million (14.7%), respectively, during the three and six month periods ended June 30, 2004. The following table summarizes and compares the major components of these expenses between the 2004 and 2003 three and six month periods (in millions):

                                          Three Months          Six Months
 Amount Of Supplies and                   ------------          ----------
 Expenses Incurred for:                 2004       2003       2004       2003
                                      --------   --------   --------   --------

 Fuel                                 $  14.5    $  10.3    $  27.6    $  23.3
 Repairs and maintenance                  4.9        4.1        8.3        7.8
 Employee-driver travel expenses          4.6        4.1        8.7        7.8
 Freight handling                         2.8        2.4        5.4        4.7
 Tires                                    1.5        1.3        3.2        2.8
 Other                                    3.9        4.6        7.8        6.8
                                      --------   --------   --------   --------
                                      $  32.2    $  26.8    $  61.0    $  53.2
                                      ========   ========   ========   ========

         Nearly 80% of the 2004 second quarter's and 55% of the year-to-date increases in supplies and expenses were related to fuel consumed by our company-operated fleet. Per-gallon costs we paid for fuel rose by 21% during the second quarter of 2004 as compared to the second quarter of 2003.

         Fuel price volatility impacts our profitability. We have in place a number of strategies that mitigate, but do not eliminate the impact of such volatility. Pursuant to the contracts and tariffs by which our freight rates are determined, those rates in most cases automatically fluctuate as diesel fuel prices rise and fall.

         Factors that prevent us from fully recovering fuel cost increases include the presence of deadhead (empty) miles, tractor engine idling and fuel to power our trailer refrigeration units. Such fuel consumption often cannot be attributable to a particular load and, therefore, there is no revenue to which a fuel adjustment may be applied. Also, our fuel adjustment charges are computed by reference to Federal government indices that are released weekly for the prior week. When prices are rising, the price we incur in a given week is more than the price the government reports for the preceding week. Accordingly, we are unable to recover the excess of the current week's actual price to the preceding week's indexed price.

         With regard to fuel expenses for company-operated equipment, we attempt to further mitigate the impact of fluctuating fuel costs by purchasing more fuel-efficient tractors and aggressively managing fuel purchasing. Also, owner-operators are responsible for all costs associated with their equipment, including fuel. Therefore, the cost of such fuel is not a direct expense of ours, but to the extent such fuel adjustment charges are passed through by us to owner-operators, fuel price volatility may impact purchased transportation expenses.

         RENTALS AND DEPRECIATION: Compared to the comparable periods in 2003, the total of equipment rental and depreciation expense increased by $1.2 million (10%) and $2.6 million (11.5%), respectively, during the three and six month periods ended June 30, 2004. The increases are primarily attributable to increases in the number of tractors we owned and leased. There were approximately 1,550 tractors in our company-operated fleets as of June 30, 2004, an increase of about 55 as compared to one year before. The number of tractors we own and lease to independent contractors increased by approximately 55. Therefore, we owned or were the lessee of about 110 more tractors as of June 30, 2004 than was the case as of June 30, 2003.

         Most of our company-operated tractors are the subject of an agreement between us and their manufacturer pursuant to which the manufacturer has conditionally agreed to repurchase the tractors from us after a specified number months of service. The conditions that could restrict our ability to sell these used tractors back to the manufacturer include specifications as to their physical condition, their mechanical performance, their mileage and the quantity of new tractors that we buy from that manufacturer to replace the old tractor to be retired from our fleet.

         Beginning in 2002, we extended the replacement cycle for our tractors from 36 months to as many as 48 months of service.

         Regarding purchased tractors, we had previously depreciated such tractors over 36 months to a salvage value generally equal to the manufacturer's repurchase price. With the extended replacement cycle, the amount of the manufacturer's repurchase price, which approximates the estimated salvage value, was lowered by an amount generally equal to one year's depreciation expense on each tractor. Therefore, this change has not, nor is it expected to, impact the periodic amount of depreciation expense for such tractors.

         Regarding leased tractors, before 2003 we generally leased tractors for 36-month terms. As a result of extending our replacement cycle to 48 months, we typically buy the tractors at the end of the 36-month lease term at fair market value ("FMV") and depreciate them over their remaining useful life of 12 months. Consequently, we now incur depreciation expense during the 4th year of a tractor's life rather than leasing a new tractor. The increase in depreciation expense has generally equaled the resulting decrease in lease expense that would have been incurred under the 36-month replacement cycle.

         When a tractor which is the subject to the repurchase arrangement reaches the end of its service life, if we owned the tractor during its service life, we generally sell the tractor to the manufacturer for a FMV price that was agreed to at the time the tractor was placed into service. For tractors that were leased during their service lives, we typically exercise lease agreement FMV purchase options to acquire short-term ownership of the used tractor and then resell the used tractor to the manufacturer. In such transactions, the amount we pay to the lessor is generally equal to the amount we receive from the manufacturer. We are not obligated to sell any used tractors back to the manufacturer. If the amount we could recover by sale to another party is substantially more than the manufacturer's buy-back obligation to us, we may and do sell tractors to such other third parties.

         CLAIMS AND INSURANCE: Compared to the comparable periods in 2003, claims and insurance expense increased by $105,000 (3.7%) and $2,000 (0%), respectively, during the three and six month periods ending June 30, 2004. These expenses vary with miles traveled as well as the severity and frequency of personal injury and property damage claims.

         Effective June 1, 2004 we renewed our liability insurance. In connection with the renewal, we decreased our deductible from $5 million to $3 million. Because we retain a large deductible for our personal injury claims, the occurrence of any single event can significantly impact our periodic earnings.

         OTHER AND MISCELLANEOUS EXPENSES: Compared to the comparable periods in 2003, other and miscellaneous expenses decreased by $246,000 (17.1%) and $878,000 (34.1%), respectively, during the three and six month periods ended June 30, 2004. Legal fees associated with general corporate matters and reduced accruals for accounts receivable which may not ultimately be collected were the primary reasons for these decreases. Mitigating the decreases were significant expenditures related to our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

         NON-FREIGHT OPERATIONS: For the three and six month periods ended June 30, 2004, revenue from AirPro Holdings, Inc. ("AirPro"), our non-freight business, declined by 42% and 33%, respectively, as compared to the comparable quarters of 2003. During the fourth quarter of 2003, Airpro sold one of its businesses that installs air-conditioning systems on large passenger vehicles, such as school buses. This transaction was a primary reason for the decline in our non-freight revenue throughout the first half of 2004. Our non-freight operating expenses for the three and six month periods of 2004 fell by 54% and 45%, respectively, when compared to the prior year periods, primarily for the same reason.

         AirPro earned an operating profit of $656,000 during the first six months of 2004, as compared to an operating loss of $976,000 during the comparable period of 2003.

         In November 2003, we engaged a consulting firm to manage AirPro and the principal of the consulting firm was appointed as AirPro's President. The consulting firm has been retained to lead our efforts to eliminate the potential for future losses from AirPro, and to conduct a review of strategic alternatives for AirPro.

         OPERATING INCOME OR LOSS: The following table summarizes and compares our operating results for the three and six month periods ended June 30, 2004 and 2003 (in millions):

                                        Three Months              Six Months
                                        ------------              ----------
Income (Loss) From:                  2004        2003         2004        2003
                                   --------    --------     --------    --------

Freight operations                 $   4.6     $   2.9      $   7.9     $   2.9
Non-freight operations                 0.5        (0.5)         0.6        (0.9)
                                   --------    --------     --------    --------
                                   $   5.1     $   2.4      $   8.5     $   2.0
                                   ========    ========     ========    ========

         INTEREST AND OTHER: The following table summarizes and compares our interest and other expenses and income during the three and six month periods ended June 30, 2004 and 2003 (in thousands):

                                        Three Months              Six Months
                                        ------------              ----------
                                     2004        2003         2004        2003
                                   --------    --------     --------    --------

Interest expense                   $    84     $   135      $   206     $   237
Interest income                         (2)        (71)         (17)        (87)
Life insurance and other income       (307)     (1,188)        (188)       (911)
                                   --------    --------     --------    --------
                                   $  (225)    $(1,124)     $     1     $  (761)
                                   ========    ========     ========    ========

         Compared to 2003 and primarily as a result of decreased income related to our life insurance investments, interest and other income, net, decreased between the three and six month periods ended June 30, 2004.

         PRE-TAX AND NET INCOME: Compared to the comparable periods in 2003, our pre-tax income increased by $1.8 million (49%) and $5.7 million (210%), respectively, during the three and six month periods ended June 30, 2004.

         Our provision for income tax was 35.8% of our pre-tax income for the first six months of 2004. For the comparable six months of 2003, our provision for income tax was 31.2% of our pre-tax income. Our effective tax rate is impacted by the presence of expenses in our income statement which are not included in taxable income.

         Compared to the comparable periods in 2003, our net income increased by $945,000 (37%) and $3.6 million (189%) during the three and six month periods ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

       DEBT AND WORKING CAPITAL: Our primary needs for capital resources are to finance working capital, expenditures for property and equipment and, from time to time, acquisitions. Working capital investment typically increases during periods of sales expansion when higher levels of receivables and, with regard to non-freight operations, inventory are present.

         During July 2004, our credit agreement with our banks was amended. The amount of credit available to us was increased by $10 million to $50 million. The margins we pay to borrow under the facility generally were reduced by 50 basis points and the maturity date of the facility has been extended by two years to June 1, 2007. We had long-term debt of $1.0 million as of June 30, 2004. At June 30, 2004, the unused portion of the company's then $40 million revolving credit facility was approximately $33.9 million. We believe that the funds available to us from our working capital, future operating cash flows and our credit and leasing facilities will be sufficient to finance our operation during the next twelve months.

         CASH FLOWS: During the six month period ended June 30, 2004 net cash provided by operation activities was $22.4 million as compared to $2.1 million during the year-ago six-month period. During 2003, our LTL revenues and receivables increased significantly due to one of our competitors having ceased operations. During the first six months of 2004, our accounts receivable did not fluctuate as they did last year. Improved profitability and higher non-cash expenses such as depreciation and amortization were also significant contributors to this increase.

         On August 11, 2004, our Board of Directors authorized the purchase of up to 750,000 shares of common stock from time to time on the open market at such times as management deems appropriate.

         OBLIGATIONS AND COMMITMENTS: As of June 30, 2004, our debt was $1.0 million and letters of credit issued by us for insurance purposes and to equipment leasing companies were $5.1 million in total.

         As of June 30, 2004, we had contracts to purchase tractors and trailers later in 2004 totaling approximately $35.2 million. We expect to lease most of the tractors and trailers when they are placed into service.

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

         The table below sets forth information as to the amounts of our obligations and commitments as well as the year in which they will become due (in millions):

                                               Remainder                                                               After
Payments due by year                  Total     of 2004        2005         2006         2007         2008       2008
-----------------------------------------------------------------------------------------------------------------------
Debt and letters of credit        $    6.1           --           --           --      $   6.1          --          --
Purchase obligations                  35.2      $  35.2           --           --           --          --          --
Operating leases for:
  Rentals                             76.7         13.4      $  22.2      $  17.5         10.5      $  6.4      $  6.7
  Residual guarantees                  8.7          1.7          1.6          3.5          1.5         0.4          --
                                  ---------     --------     --------     --------     --------     -------     -------
Total                             $  126.7      $  50.3      $  23.8      $  21.0      $  18.1      $  6.8      $  6.7
                                  =========     ========     ========     ========     ========     =======     =======

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

         As of June 30, 2004, we held no market risk sensitive instruments for trading purposes.

         For purposes other than trading, we held the following market risk sensitive instruments as of June 30, 2004:

Description                             Discussion

Long-term debt,                     The value of our debt at June 30, 2004 was
$1.0 million                        $1.0 million, which approximates fair market
                                    value. Our debt is incurred pursuant to our credit agreement, which matures on May 30, 2007.


Rabbi Trust                         Our consolidated financial statements
investment in 128,000               include the assets and shares of liabilities
shares of our stock,                of a Rabbi Trust. As of June 30, 2004, the
$866 thousand                       trust our stock, held 128,000 for benefit of
                                    participants in our 401(k) Wrap Plan.

                                    The plan participants control whether the trust's assets are invested in our stock or other instruments. Trust investments in our stock are required to be accounted for by us in a manner that reflects trust liabilities based on the market value of our stock, but precludes the valuation of trust assets based on the market value of our stock. Therefore, as of June 30, 2004 a $1.00 increase or decrease in the value of our stock would result in a $128,000 increase or decrease, respectively, in the amount of our salaries, wages and related expenses for the three-month period then ended.

Cash surrender value of             The cash surrender value of our life
life insurance policies,            insurance policies is a function of the
 $7.5 million                       amounts we pay to the insurance companies,
                                    the insurance charges taken by the insurance companies and the investment returns earned by or losses incurred by the insurance company. Changes in any of these factors will impact the cash surrender value of our life insurance policies. Insurance charges and investment performance have a proximate effect on the value of our life insurance assets and on our net income.

         We held no other material market risk-sensitive instruments (for trading or non-trading purposes) that would involve significant relevant market risks, such as equity price risk. Accordingly, the potential loss in our future earnings resulting from changes in such market rates or prices is not significant.

Item 4.  Controls and Procedures
         -----------------------

         As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and the operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for the purposes of gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation.

PART II - OTHER INFORMATION
---------------------------

         Items 1, 3 and 5 of Part II are omitted due to the lack of updated information to disclose pursuant to said items.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
         ---------------------------------------------------------------------

Issuer Purchases of Equity Securities for Quarter Ended June 30, 2004
---------------------------------------------------------------------

                                                  Total Number                    Maximum Number
                                                   of Shares                     (or Approximate
         Total               Average              Purchased as                   Dollar Value) of
         Number               Price                 Part of                   Shares That May Yet Be
       of Shares             Paid per          Publicly Announced              Purchased Under the
       Purchased              Share            Plans or Programs              Plans or Programs(1)
       ---------              -----            -----------------              -----------------
        (None)                ----                   ----                             ----

(1) On August 11, 2004, the Board of Directors authorized the purchase of up to 750,000 shares of common stock from time to time on the open market or through private transactions at such times as management deems appropriate. The authorization did not specify an expiration date. Purchases may be increased, decreased or discontinued by the Board of Directors at any time without prior notice.


Item 4.  Submission of Matters to Vote of Security Holders
         -------------------------------------------------

         The Company held its Annual Meeting of Shareholders on April 29, 2004. The meeting was held to elect one Class I director for a two-year term and three incumbent Class II directors for a three-year term. There were 16,396,672 common stock represented at the meeting.

         With regard to the election of Class III directors, the following votes were cast:

                                                                        Broker
         Nominee                For         Withheld     Abstained     Non-Votes
         -------                ---         --------     ---------     ---------
T. Michael O'Connor          14,739,028     1,657,644         -             -
Stoney M. Stubbs, Jr.        14,717,602     1,679,070         -             -
Charles G. Robertson         14,474,525     1,922,147         -             -

         With regard to the amendment to the Company's 2002 Incentive and Non-Statutory Option Plan, increasing the number of shares available for the grant of options, the following votes were cast:

                                                                   Broker
         For                Against           Abstained           Non-Votes
         ---                -------           ---------           ---------
      8,420,211            4,301,920           296,541            3,373,599

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

         (a)      Exhibits

          3.1 Articles of Incorporation of the Registrant and all amendments to date (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

          3.2 Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

         10.1 Second Amendment to the Credit Agreement between Comerica Bank, successor-by-merger with Comerica Bank-Texas, as administrative agent for itself and other banks, LaSalle Bank National Association, as collateral agent and syndication agent for itself and other banks and FFE Transportation Services, Inc. as Borrower and certain of its affiliates as of May 30, 2002.*

         31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

         31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

         32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

         32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

                  *Filed herewith.


         (b) Reports on Form 8-K.

                  On April 30, 2004 we filed a current report on Form 8-K announcing our results of operations for the quarter ended March 31, 2004.

SIGNATURES
----------

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Frozen Food Express Industries, Inc.
                                            (Registrant)

August 13, 2004                              By: /s/ Stoney M. Stubbs, Jr.
                                                 ---------------------------
                                                 Stoney M. Stubbs, Jr.
                                                 Chairman of the Board
                                                 and Chief Executive Officer



August 13, 2004                              By: /s/ F. Dixon McElwee, Jr.
                                                 ---------------------------
                                                 F. Dixon McElwee, Jr.
                                                 Senior Vice President
                                                 Principal Financial and
                                                 Accounting Officer

                                  EXHIBIT INDEX
                                  -------------


    3.1 Articles of Incorporation of the Registrant and all amendments to date (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

    3.2 Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

   10.1 Second Amendment to the Credit Agreement between Comerica Bank, successor-by-merger with Comerica Bank-Texas, as administrative agent for itself and other banks, LaSalle Bank National Association, as collateral agent and syndication agent for itself and other banks and FFE Transportation Services, Inc. as Borrower and certain of its affiliates as of May 30, 2002.*

   31.1 Certification of Chief Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

   31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

   32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

   32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*


              *Filed herewith.