Form 10-Q
period 2004-09-30
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2004-11-15
CIK 39273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[MARK ONE]
[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO ______________

COMMISSION FILE NUMBER 1-10006

FROZEN FOOD EXPRESS INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Texas (State or Other Jurisdiction of Incorporation or Organization)	75-1301831 (IRS Employer Identification No.)
1145 Empire Central Place Dallas, Texas 75247-4309 (Address of Principal Executive Offices)	(214) 630-8090 (Registrant’s Telephone Number, Including Area Code)

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

[ ] Yes        [x] No

As of November 12, 2004, 17,435,051 shares of the registrant's common stock, $1.50 par value, were outstanding.
- -

-ii -

PART I

ITEM 1.    FINANCIAL STATEMENTS

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
 (In thousands)
(Unaudited)

Assets	Sep. 30, 2004	Dec. 31, 2003
Current Assets
Cash and cash equivalents	$7,267	$1,396
Accounts receivable, net	56,836	55,094
Inventories	2,302	4,054
Tires on equipment in use	5,312	5,657
Deferred income taxes	2,611	2,657
Other current assets	8,647	7,843
Total current assets	82,975	76,701

Property and equipment, net	73,060	66,551
Other assets	12,190	12,358
	$168,225	$155,610
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$26,430	$25,045
Accrued claims	7,647	7,195
Accrued payroll	6,131	3,813
Accrued liabilities	4,385	2,907
Income taxes payable	1,363	-
Total current liabilities	45,956	38,960

Long-term debt	7,000	14,000
Deferred income taxes	5,956	2,878
Accrued claims and liabilities	16,317	15,718
	75,229	71,556
Shareholders' equity
Par value of common stock (17,428 and 17,281 shares outstanding)	26,142	25,921
Paid-in capital	1,292	1,097
Retained earnings	66,801	57,849
	94,235	84,867
Less - treasury stock (235 and 195 shares)	1,239	813
Total shareholders' equity	92,996	84,054
	$168,225	$155,610
See accompanying notes to consolidated condensed financial statements.

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Income
For the Three and Nine Months Ended September 30, 2004 and 2003
(In thousands, except per-share amounts)
(Unaudited)

	Three Months		Nine Months
	2004	2003	2004	2003
Revenue
Freight revenue	$114,499	$103,076	$326,734	$290,496
Non-freight revenue	2,677	4,725	8,665	13,694
	117,176	107,801	335,399	304,190
Costs and expenses
Salaries, wages and related expenses	27,403	27,286	79,696	77,851
Purchased transportation	24,700	24,164	78,393	69,571
Supplies and expenses	36,085	28,251	97,106	81,474
Revenue equipment rent	7,765	8,377	23,903	24,618
Depreciation	4,827	3,845	14,317	10,596
Communications and utilities	1,020	1,051	2,936	3,074
Claims and insurance	5,598	4,067	11,396	9,863
Operating taxes and licenses	1,197	1,155	3,488	3,046
Miscellaneous operating expenses	1,211	933	2,909	3,509
	109,806	99,129	314,144	283,602
Non-freight costs and operating expenses	2,466	5,156	7,888	15,101
	112,272	104,285	322,032	298,703
Income from operations	4,904	3,516	13,367	5,487

Interest and other (income) expense	(457)	691	(456)	(70)

Income before income tax	5,361	2,825	13,823	5,557
Provision for income tax	1,841	1,120	4,871	1,973
Net income	$3,520	$1,705	$8,952	$3,584

Net income per share of common stock
Basic	$0.20	$0.10	$0.52	$0.21
Diluted	$0.20	$0.10	$0.50	$0.21

Weighted average shares outstanding
Basic	17,235	16,823	17,196	16,765
Diluted	17,971	17,494	17,926	17,329

See accompanying notes to consolidated condensed financial statements.

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2004 and 2003
(In thousands)
(Unaudited)
	2004	2003
Net cash provided by operating activities	$31,750	$8,648

Cash flows from investing activities
Expenditures for property and equipment	(27,511)	(25,307)
Proceeds from sale of property and equipment	7,768	8,811
Life insurance and other	1,435	638
Net cash used investing activities	(18,308)	(15,858)

Cash flows from financing activities
Borrowings under revolving credit agreement	35,000	38,700
Payments against revolving credit agreement	(42,000)	(30,700)
Capital leases	--	(2,562)
Common stock issued	375	--
Treasury stock re-issued	190	154
Treasury stock reacquired	(1,136)	--
Net cash (used in) provided by financing activities	(7,571)	5,592

Net increase (decrease) in cash and cash equivalents	5,871	(1,618)
Cash and cash equivalents at January 1	1,396	2,861

Cash and cash equivalents at September 30	$7,267	$1,243

See accompanying notes to consolidated condensed financial statements.
-3 -

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
September 30, 2004 and 2003
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

The following table illustrates how our net income and our basic and diluted net income per share would have been impacted for each of the three and nine month periods ended September 30, 2004 and 2003 had we elected to apply FASB Statement of Financial Accounting Standards No. 123 ("SFAS No. 123") to account for our stock options (in millions, except per-share amounts):

	Three Months		Nine Months
	2004	2003	2004	2003
Net income:
As reported	$3.5	$1.7	$9.0	$3.6
Impact of SFAS No. 123	(0.3)	(0.1)	(0.6)	(0.2)
	$3.2	$1.6	$8.4	$3.4

Diluted net income per share of common stock:
As reported	$0.20	$0.10	$0.50	$0.21
Impact of SFAS No. 123	(0.02)	(0.01)	(0.03)	(0.02)
	$0.18	$0.09	$0.47	$0.19

In calculating the above amounts we assumed that expenses from employee stock options would accrue over each option's vesting period.

4.    LONG-TERM DEBT

As of September 30, 2004, we had a $50 million secured line of credit pursuant to a revolving credit agreement with two commercial banks. The agreement expires June 1, 2007.

Interest is due monthly. We may elect to borrow at a daily interest rate based on the bank's prime rate or for specified periods of time at fixed interest rates which are based on the London Interbank Offered Rate in effect at the time of a fixed rate borrowing. At September 30, 2004, $7.0 million was borrowed against this facility and an additional $5.1 million was being used as collateral for letters of credit. Accordingly, at September 30, 2004 approximately $37.9 million was available under the agreement. To the extent that the line of credit is not used for borrowing or letters of credit, we pay a commitment fee to the banks.

Loans may be secured by liens against our inventory, trade accounts receivable and over-the-road trucking equipment. The agreement also contains a pricing "grid" where increased levels of profitability and cash flows or reduced levels of indebtedness can reduce the rates of interest expense we incur. The agreement restricts, among other things, payments of cash dividends, repurchases of our stock and the amount of our capital expenditures. The amended agreement provides that the amount we may borrow under the facility may not exceed the lesser of $50 million, as adjusted for letters of credit and other debt as defined in the agreement, a borrowing base or a multiple of a measure of cash flow as described in the agreement. The agreement expires on June 1, 2007, at which time loans and letters of credit will become due. As of September 30, 2004, we were in compliance with the terms of the agreement.

5.    COMMITMENTS AND CONTINGENCIES

We have accrued for costs related to public liability, cargo and work-related injury claims. When an incident occurs we record a reserve for the incident's estimated outcome. As additional information becomes available, adjustments are made. Accrued claims liabilities include all such reserves and our estimate for incidents which have been incurred but not reported.

6.    NET INCOME PER SHARE OF COMMON STOCK

Our basic income per share was computed by dividing our net income or loss by the weighted average number of shares of common stock outstanding during the period. The table below sets forth information regarding weighted average basic and diluted shares for each of the three and nine month periods ended September 30, 2004 and 2003 (in thousands):

	Three Months		Nine Months
	2004	2003	2004	2003

Basic shares	17,235	16,823	17,195	16,765
Common stock equivalents	736	671	731	564
Diluted shares	17,971	17,494	17,926	17,329

For the quarters ended September 30, 2004 and 2003, respectively, we excluded 0.9 million and 1.2 million stock options from our calculation of common stock equivalents ("CSEs") because their exercise prices exceeded the market price of our stock, which would have caused anti-dilution. For the nine months ended September 30, 2004 and 2003, respectively, we also excluded 1.2 million and 1.3 million stock options from our calculation of CSEs because their exercise prices exceeded the market price of our stock, which would have caused anti-dilution.

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

AirPro Holdings, Inc., our non-freight segment, is engaged in the sale and service of air conditioning and refrigeration components. We have presented below financial information for each of the three and nine month periods ended September 30, 2004 and 2003 (in millions):

	Three Months		Nine Months
	2004	2003	2004	2003
Freight Operations
Revenue	$114.5	$103.1	$326.7	$290.5
Operating income	4.7	3.9	12.6	6.9
Total assets	170.9	154.2	170.9	154.2

Non-Freight Operations
Revenue	$2.7	$4.7	$8.7	$13.7
Operating income (loss)	0.2	(0.4)	0.8	(1.4)
Total assets	10.8	18.4	10.8	18.4

Intercompany Eliminations
Total assets	$(13.5)	$(18.8)	$(13.5)	$(18.8)

Consolidated
Revenue	$117.2	$107.8	$335.4	$304.2
Operating income	4.9	3.5	13.4	5.5
Total assets	168.2	153.8	168.2	153.8

8.    RECLASSIFICATIONS

For the three-and nine month periods ended September 30, 2003 respectively, we have reclassified to freight revenue $1.4 and $3.8 million of income we received from renting equipment to owner-operators. During 2003, the amounts had been classified as a reduction of our revenue equipment rental expense.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS

GENERAL

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

RESULTS OF OPERATIONS

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004

FREIGHT REVENUE:  The rates we charge for our freight transportation services include fuel adjustment charges (“surcharges”). In periods when the price we incur for diesel fuel is high, we raise our prices to recover the majority of this increase from our customers. The following table summarizes and compares the components as well as the impact of fuel adjustment charges and equipment rental income on our freight revenue for the three and nine month periods ended September 30, 2004 and 2003 (in millions):

	Three Months		Nine Months
	2004	2003	2004	2003
Full-truckload revenue:
Excluding fuel adjustments	$71.8	$66.1	$211.0	$188.3
Fuel adjustments	5.3	2.6	13.7	8.2
	$77.1	$68.7	$224.7	$196.5

LTL revenue:
Excluding fuel adjustments	$33.4	$31.9	$91.0	$86.7
Fuel adjustments	2.7	1.1	6.5	3.5
	$36.1	$33.0	$97.5	$90.2

Freight revenue:
Excluding fuel adjustments	$105.2	$98.0	$302.0	$275.0
Fuel adjustments	8.0	3.7	20.2	11.7
	113.2	101.7	322.2	286.7
Equipment rental income	1.3	1.4	4.5	3.8
Total freight revenue	$114.5	$103.1	$326.7	$290.5

Including revenue from fuel surcharge and equipment rental income, during the three and nine month periods ended September 30, 2004, our freight revenue rose by 11.1% and 12.5%, respectively, to $114.5 million and $326.7 million, respectively, as compared to the same periods of 2003.

Our freight business serves two related markets with separate revenues, but with many shared costs. Full-truckload freight services typically involve the transportation of a single shipment from a single origin to one or a few destinations. Full-truckload shipments typically weigh about 35,000 pounds.

Although we principally transport full-truckload shipments of perishable products that require temperature control while in transit, we also have a fleet of trucks that focuses on full-truckload transportation of non-perishable commodities.

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

We derive our full truckload revenue from three primary levels of services.  Linehaul services typically involve the transportation of freight for various customers with trucks that we control.  Dedicated fleet services involve the provision of trucks and drivers from our fleet to a specific customer for an extended period of time.  Brokerage services involve freight that a customer may need to transport, but for which we do not have a truck available to provide the service.  In that event, our brokerage department will arrange for a third party trucking company to haul the freight on our behalf.

The following discussion of our freight revenue excludes fluctuations due to fuel adjustment charges and equipment rental income. The table below sets forth information regarding our fleets and freight revenue from our full-truckload and LTL freight services for the three and nine month periods ended September 30, 2004 and 2003:

	Three Months		Nine Months
	2004	2003	2004	2003
Freight revenue (a) (b):
Full-truckload	$71.8	$66.1	$211.0	$188.3
Less-than-truckload	33.4	31.9	91.0	86.7
Total	$105.2	$98.0	$302.0	$275.0
Full truckload revenue from (a) (b):
Linehaul services	$64.7	$62.1	$194.2	$176.0
Dedicated fleet and brokerage	7.1	4.0	16.8	12.3
Total	$71.8	$66.1	$211.0	$188.3

Full truckload linehaul services:
Total miles (a)	46.0	47.3	143.9	135.6
Shipments (c)	47.3	48.3	145.3	137.4
Per-mile revenue (b)	$1.41	$1.31	$1.35	$1.30
Per-shipment revenue (b)	$1,367	$1,286	$1,336	$1,281
Miles per-shipment	972	979	990	986
Empty mile ratio	9.7%	9.5%	9.4%	9.4%

Less-than-truckload:
Total miles (a)	11.5	11.9	32.9	33.5
Shipments (c)	75.9	79.2	211.6	217.8
Hundredweight (c)	2,229	2,192	6,215	6,122
Per-mile revenue (b)	$2.90	$2.68	$2.77	$2.59
Per-shipment revenue (b)	$440	$403	$430	$398
Per-hundredweight revenue (b)	$14.98	$14.55	$14.64	$14.16
Empty mile ratio	6.2%	6.1%	6.2%	6.6%

Other information:
Average tractors in service	2,266	2,272	2,287	2,217
Total revenue per tractor per week (b)	$3,568	$3,320	$3,387	$3,182

(a) In millions
(b) Excludes revenue from fuel adjustments and equipment rental income
(c) In thousands

During the third quarter of 2004, we changed the manner in which we accumulate statistical data regarding our freight operations. Regarding our full-truckload operations, we previously included data from our dedicated fleets and freight brokerage together with our linehaul operations. The new presentation includes only the linehaul data. Regarding our LTL operations, the changes impacted the counting of LTL orders, miles and hundredweight. Under the revised presentation, LTL hundredweight and the number of LTL orders is generally less than would have been reported using the previous method, while the number of miles reported is generally more than would have been reported using the previous method. The comparable prior-period amounts of both LTL and full-truckload data have been adjusted to reflect the revised presentation.

Compared to the comparable periods in 2003, excluding the impact of fuel adjustment charges, our linehaul full-truckload revenue increased during the three and nine month periods ended September 30, 2004 by $2.6 million (4.1%) and $18.2 million (10.3%), respectively. The increases resulted primarily from rate increases.

LTL revenue excluding fuel adjustment charges rose by $1.5 million (4.7%) and $4.3 million (5.0%), respectively between the three and nine month periods ended September 30, 2004, when compared to the comparable periods of 2003. These increases were due to increases in the rates we charge for LTL shipments and the average weight of the shipments.  Those increases were partially offset by a lower volume of LTL shipments and miles between the three and nine month periods.

The following table summarizes and compares the makeup of our fleets between full-truckload and LTL and between company-provided tractors and tractors provided by owner-operators as of September 30, 2004 and 2003 as well as at December 31, 2003:

	Sep. 30, 2003	Dec. 31, 2003	Sep. 30, 2004
Full-truckload:
Company-provided	1,428	1,428	1,473
Owner operator	568	568	537
Total full-truckload	1,996	1,996	2,010

LTL:
Company-provided	111	106	103
Owner operator	198	189	151
Total LTL	309	295	254

Total company-provided	1,539	1,534	1,576
Total owner operator	766	757	688
Tractors in service	2,305	2,291	2,264
Trailers in service	3,744	3,802	4,050

Full-truckload activities, including dedicated fleet and brokerage, contributed about 68% and 67% of freight revenue excluding fuel surcharge and rental income during the third quarters of 2004 and 2003, respectively. Full-truckload activities are conducted primarily with company-operated equipment, while LTL activities are conducted primarily with equipment provided by owner-operators. Changes in the mix of LTL versus full-truckload revenue, as well as fluctuations in the amount of total freight handled on company-operated versus owner-operator provided equipment, impact the percent of freight revenue absorbed by the various categories of operating expenses.

As the availability of owner-operators in the trucking industry has diminished, we have moderately increased the size of our company-operated fleet of trucks in our full-truckload operations. During 2003, we redeployed a significant number of trucks to our LTL fleets in order to manage rapid increases in demand for that service. That increased demand was due to one of our competitors leaving the marketplace. During 2004, the growth of LTL freight has diminished, and we have better adapted our ability to manage the increased amount of LTL freight. Accordingly, trucks that were primarily assigned to LTL freight one year ago are now principally assigned to full-truckload activities, but still haul LTL freight from time to time as market conditions fluctuate during the year. It is common for up to 200 “full-truckload” trucks to be engaged in LTL activity at any point in time.

Until the last half of 2003, capacity in the trucking industry often exceeded demand for trucking services. This imbalance was a result of generally weak economic conditions. In the temperature-controlled sector of the trucking industry, several of our competitors ceased or reduced the scope of their operations. This reduced capacity has enabled us to begin increasing the prices we charge for our trucking services during 2004.

FREIGHT OPERATING EXPENSES: The following table sets forth, as a percentage of freight revenue (including fuel adjustment charges and equipment rental income) certain major operating expenses for the three and nine month periods ended September 30, 2004 and 2003:

	Three Months		Nine Months
	2004	2003	2004	2003
Salaries, wages and related expenses	23.9%	26.5%	24.4%	26.8%
Purchased transportation	21.6	23.4	24.0	23.9
Supplies and expenses	31.5	27.4	29.7	28.0
Revenue equipment rent and depreciation	11.0	11.9	11.7	12.1
Claims and insurance	4.9	3.9	3.5	3.4
Other	3.0	3.1	2.8	3.4
Total freight operating expenses	95.9%	96.2%	96.1%	97.6%

SALARIES AND WAGES: Compared to the comparable periods in 2003, our salaries, wages and related expenses decreased by $117,000 (0.4%) and increased by $ 1.8 million (2.4%), respectively, during the three and nine month periods ended September 30, 2004. The following table summarizes and compares the major components of these expenses between the 2004 and 2003 three and nine month periods (in millions):

Amount of salaries, wages and	Three Months		Nine Months
related expenses incurred for:	2004	2003	2004	2003
Driver salaries	$15.5	$13.9	$43.0	$39.6
Non-driver salaries	8.6	8.9	27.1	25.1
Payroll taxes	1.8	2.4	6.1	6.8
Work-related injuries	0.9	1.2	2.3	3.1
Health insurance and other	0.6	0.9	1.2	3.3
	$27.4	$27.3	$79.7	$77.9

Payroll expenses related to drivers rose by about $1.6 million (11.5%) and $3.4 million (8.6%), respectively, between the three and nine month periods ended September 30, 2003 and 2004, due to an increase in the average number of loaded miles traveled by our company-operated fleet.  Employee drivers are typically paid wages calculated on a per-mile basis.

Between the three and nine month periods ended September 30, 2003 and 2004, non-driver salaries and wages decreased by about $300,000 (3.4%) and increased by $2.0 million (8.0%), respectively.  The increase in the nine-month period ended September 30, 2004 was related to our continuing efforts to refocus our marketing efforts, merit increases and increased staffing related to the improved level of our business operations and our efforts to comply with the Sarbanes-Oxley Act of 2002. Reduced accruals for employee incentive compensation largely offset these increases between the three-month periods.

Expenses associated with payroll taxes declined between the three and nine month periods ended September 30, 2003 and 2004. This was due in part to favorable experience regarding unemployment and other payroll-related matters. Favorable experience also helped reduce expenses related to work-related injuries, health insurance and other payroll-related expenses.

PURCHASED TRANSPORTATION: Compared to the comparable periods in 2003, our purchased transportation expenses increased by $536,000 (2.2%) and $8.8 million (12.7%), respectively, during the three and nine month periods ended September 30, 2004. The following table summarizes and compares the major components of these expenses between the 2004 and 2003 three and nine month periods (in millions):

Amount of purchased transportation	Three Months		Nine Months
expense incurred for:	2004	2003	2004	2003
Full truckload	$13.2	$13.1	$42.4	$38.5
Less-than-truckload	10.3	10.2	32.4	29.4
Intermodal and other	1.2	0.9	3.6	1.7
	$24.7	$24.2	$78.4	$69.6

Independent contractors are entities that own tractors which are utilized by us to transport our customers' freight. As consideration for the use of their tractors, we pay the independent contractors amounts which are generally calculated based upon the revenue we receive from the freight they haul.

Other than amounts related to fuel adjustment charges, the amounts we paid to independent contractors for purchased transportation, as a percent of revenue, has not changed appreciably since last year. The increase in purchased transportation expenses during 2004 is partially related to the higher volume of freight revenue and to the increased use of intermodal service providers to transport our freight.

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

SUPPLIES AND EXPENSES: Compared to the comparable periods in 2003, supplies and expenses increased by $7.8 million (27.7%) and $15.6 million (19.2%), respectively, during the three and nine month periods ended September 30, 2004. The following table summarizes and compares the major components of these expenses between the 2004 and 2003 three and nine month periods (in millions):

Amount of supplies and	Three Months		Nine Months
expenses incurred for:	2004	2003	2004	2003
Fuel	$15.9	$12.1	$43.5	$35.4
Repairs and maintenance	5.1	4.1	13.4	11.9
Employee-driver travel expenses	4.3	4.2	13.0	12.0
Freight handling	3.1	2.6	8.5	7.3
Tires	2.1	1.8	5.3	4.6
Other	5.6	3.5	13.4	10.3
	$36.1	$28.3	$97.1	$81.5

About 50 % of the 2004 third quarter and the year-to-date increases in supplies and expenses were related to fuel consumed by our company-operated fleet. Per-gallon costs we paid for fuel rose by 29.5% during the third quarter of 2004 as compared to the third quarter of 2003.

Because fuel adjustment charges do not fully compensate us for our increased fuel costs, fuel price volatility impacts our profitability. We have in place a number of strategies that mitigate, but do not eliminate, the impact of such volatility. Pursuant to the contracts and tariffs by which our freight rates are determined, those rates in most cases automatically fluctuate as diesel fuel prices rise and fall, because of the fuel adjustment charges.

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

RENTALS AND DEPRECIATION: Compared to the comparable periods in 2003, the total of equipment rental and depreciation expense increased by $370,000 (3.0%) and $3.0 million (8.5%), respectively, during the three and nine month periods ended September 30, 2004. The increases are primarily attributable to increases in the number of tractors we owned and leased. There were 1,576 tractors in our company-operated fleets as of September 30, 2004, an increase of 37 as compared to one year before. The number of tractors in our independent contractors’ equipment rental program decreased by 10. Therefore, we owned or were the lessee of 27 more tractors as of September 30, 2004 than was the case as of September 30, 2003.

Most of our company-operated tractors are the subject of an agreement between us and their manufacturer pursuant to which the manufacturer has conditionally agreed to repurchase the tractors from us after a specified number of months of service. The conditions that could restrict our ability to sell these used tractors back to the manufacturer include specifications as to their physical condition, their mechanical performance, their mileage and the quantity of new tractors that we buy from that manufacturer to replace the old tractor to be retired from our fleet.

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

Regarding leased tractors, before 2003 we generally leased tractors for 36-month terms. As a result of extending our replacement cycle to 48 months, we typically buy the tractors at the end of the 36-month lease term at fair market value ("FMV") and depreciate them over their remaining useful life of 12 months. Consequently, we now incur depreciation expense during the fourth year of a tractor's life rather than leasing a new tractor. The increase in depreciation expense has generally equaled the resulting decrease in lease expense that would have been incurred under the 36-month replacement cycle.

When a tractor which is subject to the repurchase arrangement reaches the end of its service life, if we owned the tractor during its service life, we generally sell the tractor to the manufacturer for a FMV price that was agreed to at the time the tractor was placed into service. For tractors that were leased during their service lives, we typically exercise lease agreement FMV purchase options to acquire short-term ownership of the used tractor and then resell the used tractor to the manufacturer. In such transactions, the amount we pay to the lessor is generally equal to the amount we receive from the manufacturer. We are not obligated to sell any used tractors back to the manufacturer. If the amount we could recover by sale to another party is substantially more than the manufacturer's buy-back obligation to us, we may and do sell tractors to such other third parties.

CLAIMS AND INSURANCE: Compared to the comparable periods in 2003, claims and insurance expense increased by $1.5 million (37.6%) and $1.5 million (15.5%), respectively, during the three and nine month periods ending September 30, 2004. These expenses vary with miles traveled, the severity and frequency of personal injury and property damage claims, and with regard to the three and nine month periods ended September 30, 2003, current period changes in our estimated values regarding events which occurred in previous periods.

Effective June 1, 2004 we renewed our liability insurance. In connection with the renewal, we decreased our deductible from $5 million to $3 million. Because we retain a large deductible for our personal injury claims, the occurrence of any single event can significantly impact our periodic earnings.  During the third quarter of 2004, we modified our liability insurance agreements.  Under the modification, we and the insurer will share the risks between $5 million and $10 million on a 50/50 basis.

MISCELLANEOUS OPERATING EXPENSES: Compared to the comparable periods in 2003, miscellaneous operating expenses increased by $278,000 (30%) and declined by $600,000 (17.1%), respectively, during the three and nine month periods ended September 30, 2004. Reduced legal fees associated with general corporate matters and reduced accruals for accounts receivable which may not ultimately be collected were the primary reasons for the nine month decrease. Mitigating those decreases in the nine-month period ended September 30, 2004 were significant expenditures related to our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which were a primary cause of the increase in the three-month period ended September 30, 2004.

NON-FREIGHT OPERATIONS: For the reasons described below, during the three and nine month periods ended September 30, 2004, revenue from AirPro Holdings, Inc. ("AirPro"), our non-freight business, declined by 43.3% and 36.7%, respectively, as compared to the comparable periods of 2003. Our non-freight operating expenses for the three and nine month periods of 2004 fell by 52.2% and 47.8%, respectively, when compared to the prior year periods, primarily for the same reason.

AirPro earned an operating profit of $777,000 during the first nine months of 2004, as compared to an operating loss of $1,407,000 during the comparable period of 2003.

In November 2003, we engaged a consulting firm to manage AirPro and the principal of the consulting firm was appointed as its president. The consulting firm has been leading our efforts to eliminate the potential for future losses and to conduct a review of strategic alternatives for non-freight operations. In connection with these objectives, since November of 2003, AirPro has significantly reduced the scope of the products and services it offers, and, in the process eliminated certain activities that were either marginally profitable or incurring losses. As a result, the decline in operating expenses has exceeded the decline in non-freight revenue during 2004.

OPERATING INCOME OR LOSS: The following table summarizes and compares our operating results for the three and nine month periods ended September 30, 2004 and 2003 (in millions):

	Three Months		Nine Months
Operating income (loss):	2004	2003	2004	2003
Freight operations	$4.7	$3.9	$12.6	$6.9
Non-freight operations	0.2	(0.4)	0.8	(1.4)
	$4.9	$3.5	$13.4	$5.5

INTEREST AND OTHER: The following table summarizes and compares our interest and other expenses and income during the three and nine month periods ended September 30, 2004 and 2003 (in thousands):

Interest and other (income)	Three Months		Nine Months
expense from:	2004	2003	2004	2003
Interest expense	$63	$158	$269	$395
Interest income	(14)	(13)	(31)	(100)
Life insurance and other (income)	(506)	546	(694)	(365)
	$(457)	$691	$(456)	$(70)

Compared to the comparable periods of 2003, primarily as a result of changes in income and expenses related to our life insurance investments, interest and other income or expense fluctuated between the three and nine month periods ended September 30, 2004.

PRE-TAX AND NET INCOME: Compared to the comparable periods in 2003, our pre-tax income increased by $2.5 million (89.8%) and $8.3 million (148.7%), respectively, during the three and nine month periods ended September 30, 2004.

Our provision for income tax was 35.2% of our pre-tax income for the first nine months of 2004. For the comparable nine months of 2003, our provision for income tax was 35.5% of our pre-tax income. Our effective tax rate is impacted by the presence of expenses in our income statement which are not included in taxable income.

Compared to the comparable periods in 2003, our net income increased by $1.8 million (106.5%) and $5.4 million (50%) during the three and nine month periods ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

DEBT AND WORKING CAPITAL: Our primary needs for capital resources are to finance working capital, expenditures for property and equipment and, from time to time, acquisitions. Working capital investment typically increases during periods of sales expansion when higher levels of receivables and, with regard to non-freight operations, inventories are present.

We had long-term debt of $7.0 million as of September 30, 2004, and, the unused portion of the company's $50 million revolving credit facility was approximately $37.9 million. We believe that the funds available to us from our working capital, future operating cash flows and our credit and leasing facilities will be sufficient to finance our operation during the next twelve months.

CASH FLOWS: During the nine month period ended September 30, 2004 net cash provided by operation activities was $31.8 million as compared to $8.6 million during the year-ago nine-month period. During 2003, our LTL revenues and receivables increased significantly due to one of our competitors having ceased operations. During the first nine months of 2004, our accounts receivable did not fluctuate as they did last year. Improved profitability and higher non-cash expenses such as depreciation and amortization were also significant contributors to this increase.

On August 11, 2004, our Board of Directors authorized the purchase of up to 750,000 shares of common stock from time to time on the open market at such times as management deems appropriate.  During the third quarter of 2004, we repurchased 153,800 shares pursuant to the authorization at an average price of $7.11 per share.

OBLIGATIONS AND COMMITMENTS: As of September 30, 2004, our debt was $7.0 million and letters of credit issued by us for insurance purposes and to equipment leasing companies were $5.1 million in total.

As of September 30, 2004, we had contracts to purchase tractors and trailers later in 2004 totaling approximately $22.4 million. We expect to lease most of the tractors and purchase most of the trailers when they are placed into service.

We lease equipment and real estate. Rentals are due under non-cancelable operating leases for facilities, tractors and trailers. Facility and trailer leases do not contain guaranteed residual values in favor of the lessors. Most of the tractors we leased prior to 2003 and many of the tractors we leased since 2002 are leased pursuant to agreements under which we have partially guaranteed the assets end-of-lease term residual value. Tractor leases entered into before 2003 typically have 36-month terms, and tractor leases entered into after 2002 have either 42 or 48-month terms. The portions of the residuals we have guaranteed vary from lessor to lessor. Gross residuals are between 40% and 55% of the leased asset's historical cost, of which we have guaranteed the first 27% to 40% of the leased asset's historical cost. The lessors remain at risk for between 13% and 15% of the remainder of such leased asset's historical cost. Because our lease payments and residual guarantees do not exceed 90% of the tractor's cost, the leases are accounted for as operating leases and rentals are recorded as rent expense over the term of the leases. The table below sets forth information as to the amounts of our obligations and commitments as well as the year in which they will become due (in millions):

Payments due by year	Total	Remainder of 2004	2005	2006	2007	2008	After 2008
Debt and letters of credit	$12.1	$-	$-	$-	$12.1	$-	$-
Purchase obligations	22.4	22.4	-	-	-	-	-
Operating leases for:
Rentals	76.3	6.6	23.0	17.9	10.8	6.5	11.5
Residual guarantees	12.0	2.1	5.1	3.3	1.1	0.4	-
	122.8	$31.1	$28.1	$21.2	$24.0	$6.9	$11.5

Deferred compensation
Phantom stock (1)	1.1
401(k) wrap plan (2)	1.2
Total	$125.1

(1)	Represents the current value of 147,000 restricted phantom stock units awarded pursuant to the company’s executive Bonus and Phantom Stock Plan and a Supplemental Executive Retirement Plan. An officer may elect to cash out any number of the phantom stock units between December 1 and December 15 of any year selected by the officer with the payout amount with respect to each phantom stock unit being generally equal to the greater of (i) the actual price of the company’s common stock on December 31 of the year of an officer’s election to cash out the unit, or (ii) the average of the 12 month-end values of such stock during the year in which an officer elects to cash out. Accordingly, we are unable to anticipate the year this currently unfunded obligation will be paid in cash or the amount of cash ultimately payable.

(2)	Represents the obligations of a "grantor" (or "rabbi") trust established in connection with our 401(k) Wrap Plan to hold company assets to satisfy obligations under the Wrap Plan. The trust obligations include approximately 132,500 shares of the company’s common stock and will be cashed out either upon the eligibility of the obligations to be transferred to our 401(k) plan or upon the retirement of individual wrap plan participants. Accordingly, we are unable to anticipate the year this currently funded amount will be paid in cash or the amount of cash ultimately payable.
- 18-

OUTLOOK

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2004, we held no market risk sensitive instruments for trading purposes. As of September 30, 2004, our debt stood at $7 million, which approximated fair market value.

We sponsor a Rabbi Trust for the benefit of participants in a supplemental executive retirement plan. As of September 30, 2004, the trust held about 132,500 shares of our stock. To the extent that trust assets are invested in our stock, our future compensation expenses and pre-tax income will reflect changes in the market value of our stock.

We have deferred compensation plans for benefit of our executive officers. As of September 30, 2004, our plan obligations were denominated as approximately 147,000 phantom stock units, which were valued at the market value of our stock. Our future compensation expenses and pre-tax income will reflect changes in the market value of the phantom stock units.

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

As of September 30, 2004, we held no other material market risk-sensitive instruments (for trading or non-trading purposes) that would involve significant relevant market risks, such as equity price risk. Accordingly, the potential loss in our future earnings resulting from changes in such market rates or prices is not significant.

ITEM 4.    CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and the operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, except as discussed below, our disclosure controls and procedures are effective for the purposes of gathering, analyzing and disclosing the information that we are required to disclose in the reports we file under the Securities Exchange Act of 1934, within the time periods specified in the SEC's rules and forms.

In connection with their review of the company's September 30, 2004 interim financial statements, our independent auditors, KPMG identified certain matters involving the operation of our internal controls that they consider to be a material weakness. A "material weakness" is a reportable condition in which the design or operation of one or more of the internal control components does not reduce to a relatively low level the risk that misstatements caused by errors in amounts that would be material in relation to the consolidated financial statements being audited may occur and not be detected within a timely period by employees in the normal course of performing their assigned functions.

KPMG's conclusion was based on two adjustments that were made in the course of their review process that, in their view, should have been identified and resolved by the company as part of the internal close process. The adjustments involved a calculation error that caused the overstatement of accident claim reserves and the failure to update the accident claim reserve to reflect newly available information. The adjustments were made prior to the public release of our results and do not affect previously announced results.

The matters identified by KPMG have been reviewed with management and with the Audit Committee. As a result of our on-going analysis of internal controls over financial reporting and the issues identified above, changes have been made and will be made to our internal controls. These improvements include active recruiting to increase staffing in certain areas of the finance organization, redeploying key personnel, strengthening of controls over the accounting for non-routine transactions and certain accounting estimates, formalization of accounting procedures, and establishment of additional monitoring controls.

In connection with this evaluation, we have identified no changes, other than as described above, in the company's internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

Limitations on the Effectiveness of Controls

We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that, except as otherwise described above, such controls and procedures are effective at the "reasonable assurance" level.

PART II

OTHER INFORMATION

Items 1, 3, 4 and 5 of Part II are omitted due to a lack of updated information to disclose pursuant to said items.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities for Quarter Ended September 30, 2004
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans and Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31, 2004	--	--	--	--
August 1 to August 31, 2004	110,100	$7.04	110,100	639,900
September 1 to September 30, 2004	43,700	7.27	43,700	596,200
Total	153,800	$7.11	153,800	596,200

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

ITEM 6.    EXHIBITS

Exhibits

3.1	Articles of Incorporation of the Registrant and all amendments to date (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

3.2	Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

10.1	Third Amendment to the Credit Agreement between Comerica Bank, successor-by-merger with Comerica Bank-Texas, as administrative agent for itself and other banks, LaSalle Bank National Association, as collateral agent and syndication agent for itself and other banks and FFE Transportation Services, Inc. as Borrower and certain of its affiliates as of May 30, 2002.

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)(17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)(17 CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
- 21-

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FROZEN FOOD EXPRESS INDUSTRIES, INC.
(Registrant)

Dated: November 15, 2004	By	/s/ Stoney M. Stubbs, Jr.
Stoney M. Stubbs, Jr. Chairman of the Board and Chief Executive Officer

FROZEN FOOD EXPRESS INDUSTRIES, INC.
(Registrant)
Dated: November 15, 2004	By	/s/ F. Dixon McElwee, Jr.
F. Dixon McElwee, Jr. Senior Vice President Principal Financial and Accounting Officer

EXHIBIT INDEX

3.1	Articles of Incorporation of the Registrant and all amendments to date (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

3.2	Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

10.1	Third Amendment to the Credit Agreement between Comerica Bank, successor-by-merger with Comerica Bank-Texas, as administrative agent for itself and other banks, LaSalle Bank National Association, as collateral agent and syndication agent for itself and other banks and FFE Transportation Services, Inc. as Borrower and certain of its affiliates as of May 30, 2002.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 10.1

THIRD AMENDMENT TO CREDIT AGREEMENT

This THIRD AMENDMENT TO CREDIT AGREEMENT (this “Amendment”), dated as of August 30, 2004, (the “Effective Date”) is among FFE TRANSPORTATION SERVICES, INC. (the “Borrower”), each of the undersigned Other Companies, each of the banks or other lending institutions which is a party to the Agreement (hereinafter defined) (each a “Bank” and collectively, the “Banks”), COMERICA BANK, successor-by-merger with Comerica Bank-Texas (“Comerica”), as administrative agent for the Banks (in such capacity, together with its successors in such capacity, the “Administrative Agent”), and as issuer of Letters of Credit under the Agreement (in such capacity, together with its successors in such capacity, the “Issuing Bank”), and LASALLE BANK NATIONAL ASSOCIATION, a national banking association (“LaSalle”), as Syndication Agent (in such capacity, together with its successors in such capacity, the “Syndication Agent”), and as Collateral Agent (in such capacity, together with its successors in such capacity, the “Collateral Agent”).

RECITALS:

A.    The Borrower, the Other Companies, the Banks, the Issuing Bank and the Administrative Agent, the Syndication Agent and the Collateral Agent have entered into that certain Credit Agreement dated as of May 30, 2002, which was subsequently amended by the First Amendment to Credit Agreement on December 11, 2003 and the Second Amendment to Credit Agreement on June 30, 2004 (the “Credit Agreement”).

B.    The parties hereto now desire to amend the Credit Agreement as provided herein.

AGREEMENTS:

In consideration of the premises and the mutual agreements herein set forth, the parties hereto hereby agree as follows:

ARTICLE I.

DEFINITIONS AND REFERENCES

§ 1.1.    Terms Defined in the Credit Agreement. Unless the context otherwise requires or unless otherwise expressly defined herein, the terms defined in the Credit Agreement shall have the same meanings whenever used in this Amendment.

§ 1.2.    Other Defined Terms. Unless the context otherwise requires, the following terms when used in this Amendment shall have the meanings assigned to them in this Section 1.2.

“Amendment” means as defined in the Introductory Paragraph hereof.

“Amendment Documents” means this Amendment and any other document delivered by the Borrower to Administrative Agent pursuant to this Amendment.

“Credit Agreement” means as defined in the Recitals of this Amendment.

ARTICLE II.

AMENDMENT TO CREDIT AGREEMENT

§ 2.1.    Dividends and Distributions. Section 5.2 (e) (i) of the Credit Agreement is hereby amended in its entirety to read as follows:

“(i)    The Parent and each Other Company that is publicly traded may from time to time redeem its common stock; provided that no more than 750,000 shares of the capital stock of such Companies, in the aggregate, may be redeemed during the term of this Agreement.”

ARTICLE III.

MISCELLANEOUS

§ 3.1.     Survival of Representations and Warranties. All representations and warranties made in this Amendment, the Credit Agreement or any other document or documents relating thereto, including, without limitation, any Loan Document furnished in connection with this Amendment, shall survive the execution and delivery of this Amendment and the other Loan Documents, and no investigation by Administrative Agent or any closing shall affect the representations and warranties or the right of Administrative Agent to rely upon them.

§ 3.2.     Reference to Credit Agreement. Each of the Loan Documents, including the Credit Agreement and any and all other agreements, documents or instruments now or hereafter executed and delivered pursuant to the terms hereof or pursuant to the terms of the Credit Agreement, as amended hereby, are hereby amended so that any reference in such Loan Documents to the Credit Agreement shall mean a reference to the Credit Agreement, as amended hereby.

§ 3.3.     Expenses of Administrative Agent. As provided in the Credit Agreement, Borrower agrees to pay on demand all reasonable costs and expenses incurred by Administrative Agent in connection with the preparation, negotiation and execution of this Amendment and the other Loan Documents executed pursuant hereto and any and all amendments, modifications, and supplements thereto, including, without limitation, the reasonable costs and fees of Administrative Agent’s legal counsel, and all reasonable costs and expenses incurred by Administrative Agent in connection with the enforcement or preservation of any rights under the Credit Agreement, as amended hereby, or any other Loan Document, including, without limitation, the reasonable costs and fees of Administrative Agent’s legal counsel.

§ 3.4.     Severability. Any provision of this Amendment held by a court of competent jurisdiction to be invalid or unenforceable shall not impair or invalidate the remainder of this Amendment and the effect thereof shall be confined to the provision so held to be invalid or unenforceable.

§ 3.5.     Applicable Law. THIS AMENDMENT AND ALL OTHER LOAN DOCUMENTS EXECUTED PURSUANT HERETO SHALL BE DEEMED TO HAVE BEEN MADE AND TO BE PERFORMABLE IN DALLAS COUNTY, TEXAS, AND SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TEXAS.

§ 3.6.     Successors and Assigns. This Amendment is binding upon and shall inure to the benefit of Administrative Agent and Borrower and their respective successors and assigns, except Borrower may not assign or transfer any of its rights or obligations hereunder without the prior written consent of Administrative Agent.

§ 3.7.     Counterparts. This Amendment may be executed in one or more counterparts, each of which when so executed shall be deemed to be an original, but all of which when taken together shall constitute one and the same instrument.

§ 3.8.     Effect of Waiver. No consent or waiver, express or implied, by Administrative Agent to or for any breach of or deviation from any covenant or condition of the Credit Agreement shall be deemed a consent or waiver to or of any other breach of the same or any other covenant, condition or duty.

§ 3.9.     Headings. The headings, captions, and arrangements used in this Amendment are for convenience only and shall not affect the interpretation of this Amendment.

§ 3.10.    Notice Pursuant To Tex. Bus. & Comm. Code Section 26.02

THIS AMENDMENT AND ALL OTHER LOAN DOCUMENTS EXECUTED BY ANY OF THE PARTIES BEFORE OR SUBSTANTIALLY CONTEMPORANEOUSLY WITH THE EXECUTION HEREOF, INCLUDING THE GUARANTY, TOGETHER CONSTITUTE A WRITTEN LOAN AGREEMENT WHICH REPRESENTS THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

§ 3.11.    Guarantors.

Each of the undersigned parties to a Guaranty Agreement, hereby (i) consents to the provisions of this Amendment and the transactions contemplated herein, (ii) ratifies and confirms the Guaranty Agreement and Security Agreement made by it for the benefit of Agent and Banks executed pursuant to the Credit Agreement and the other Loan Papers, (iii) agrees that all of its respective obligations and covenants thereunder shall remain unimpaired by the execution and delivery of this Amendment and the other documents and instruments executed in connection herewith, and (iv) agrees that such Guaranty Agreement and such Security Agreement shall remain in full force and effect.

IN WITNESS WHEREOF, this Amendment is executed as of the date first above written.

Dated: August 30, 2004	By	FFE TRANSPORTATION SERVICES, INC. /s/ Thomas G. Yetter
Thomas G. Yetter Vice President
Dated: August 30, 2004	By	COMERICA BANK, as Bank, Issuing Bank and Administrative Agent /s/ Donald P. Hellman
Donald P. Hellman Senior Vice President
Dated: August 30, 2004	By	LA SALLE BANK, as Bank, Collateral Agent and Syndication Agent /s/ Nick Weaver
Nick Weaver First Vice President

GUARANTORS:

Dated: August 30, 2004	By	FFE TRANSPORTATION SERVICES, INC. /s/ Thomas G. Yetter
Thomas G. Yetter Treasurer
Dated: August 30, 2004	By	FFE, INC. /s/ Thomas G. Yetter
Thomas G. Yetter Vice President
Dated: August 30, 2004	By	CONWELL CORPORATION /s/ Thomas G. Yetter
Thomas G. Yetter Vice President
Dated: August 30, 2004	By	AIRPRO HOLDINGS, INC. /s/ F. Dixon McElwee, Jr.
F. Dixon McElwee, Jr. Senior Vice President
Dated: August 30, 2004	By	LISA MOTOR LINES, INC. /s/ Leonard W. Bartholomew
Leonard W. Bartholomew Corporate Secretary
Dated: August 30, 2004	By	CONWELL CARTAGE, INC. /s/ Leonard W. Bartholomew
Leonard W. Bartholomew Corporate Secretary
Dated: August 30, 2004	By	MIDDLETON TRANSPORTATION COMPANY /s/ F. Dixon McElwee, Jr.
F. Dixon McElwee, Jr. Senior Vice President
Dated: August 30, 2004	By	COMPRESSORS PLUS, INC. /s/ Leonard W. Bartholomew
Leonard W. Bartholomew Corporate Secretary
Dated: August 30, 2004	By	FFE LOGISTICS, INC. /s/ Leonard W. Bartholomew
Leonard W. Bartholomew Corporate Secretary
Dated: August 30, 2004	By	CONWELL, LLC. /s/ Leonard W. Bartholomew
Leonard W. Bartholomew Corporate Secretary

EXHIBIT 31.1

 CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Stoney M. Stubbs, Jr., certify that:

1.  I have reviewed this Quarterly Report on Form 10-Q of Frozen Food Express Industries, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: November 15, 2004	/s/ Stoney M. Stubbs, Jr.
Stoney M. Stubbs, Jr. Chairman of the Board and Chief Executive Officer
 See also the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is filed as Exhibit 32.1 with this report.
-28-

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, F. Dixon McElwee, Jr., certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Frozen Food Express Industries, Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Dated: November 15, 2004	/s/ F. Dixon McElwee, Jr.
F. Dixon McElwee, Jr. Senior Vice President Principal Financial and Accounting Officer

See also the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is filed as Exhibit 32.2 with this report.
-29-

EXHIBIT 32.1

FROZEN FOOD EXPRESS INDUSTRIES, INC.
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Frozen Food Express Industries, Inc. (the "company") on Form 10-Q for the fiscal quarter ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stoney M. Stubbs, Jr., Chief Executive Officer of the company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that (a) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (b) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

Dated: November 15, 2004	/s/ Stoney M. Stubbs, Jr.
Stoney M. Stubbs, Jr. Chairman of the Board and Chief Executive Officer

-30-

EXHIBIT 32.2

FROZEN FOOD EXPRESS INDUSTRIES, INC.
CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Frozen Food Express Industries, Inc. (the "company") on Form 10-Q for the fiscal quarter ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, F. Dixon McElwee, Jr., Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that (a) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (b) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the company.

Dated: November 15, 2004	/s/ F. Dixon McElwee, Jr.
F. Dixon McElwee, Jr. Senior Vice President Principal Financial and Accounting Officer
-31-