Form 10-K
period 2004-12-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2005-03-23
CIK 39273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
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

Securities registered pursuant to Section 12 (g) of the Act:

TITLE OF EACH CLASS
i) Common Stock $1.50 par value
ii)Rights to purchase Common Stock

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]      No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).Yes [ X  ]  No [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $110,918,000.

The number of shares of common stock outstanding as of March 18, 2005 was 17,811,817.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on May 5, 2005, are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business.
    Frozen Food Express Industries, Inc. is the largest publicly-owned temperature-controlled trucking company in North America. We were incorporated in Texas in 1969, as successor to a company formed in 1946. References to we or us, unless the context requires otherwise, include Frozen Food Express Industries, Inc. and our subsidiaries, all of which are wholly owned. We are also the only nationwide temperature-controlled trucking company in the United States that is full-service, offering all of the following services.
       - FULL-TRUCKLOAD LINEHAUL SERVICE: A load, typically weighing between 20,000 and 40,000 pounds and usually from a single shipper, filling the trailer. Normally, a full-truckload shipment has a single destination, although we are also able to provide multiple deliveries. According to industry publications and based on 2003 revenue (the most recent year for which data is available), we are one of the largest temperature-controlled, full-truckload carriers in North America.
       - LESS-THAN-TRUCKLOAD ("LTL") LINEHAUL SERVICE: A load, typically consisting of up to 30 shipments, each weighing as little as 50 pounds or as much as 20,000 pounds, from multiple shippers destined to multiple receivers. Our temperature-controlled LTL operation is the largest in the United States and the only one offering regularly scheduled nationwide service. In providing refrigerated LTL service, multi-compartment trailers enable us to haul products requiring various levels of temperature control as a single load.
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
- FREIGHT BROKERAGE: Our freight brokerage helps us to balance the level of demand at our core trucking business. Orders for shipments to be transported for which we have no readily available assets with which to provide the service are assigned to other unaffiliated motor carriers through our freight brokerage. We establish the price to be paid by and invoice the customer. We also assume the credit risk associated with the transaction. Our freight brokerage also negotiates the fee payable to the other motor carrier.
    Following is a summary of certain data for each of the years in the five-year period ended December 31, 2004 (in millions):

Revenue from:	2004	2003	2002	2001	2000
Full-truckload linehaul services	$258.7	$239.8	$229.8	$210.1	$198.0
Dedicated fleets	20.3	14.5	13.0	16.4	12.9
Less-than-truckload linehaul services	123.2	115.5	87.9	90.9	101.9
Fuel adjustments	31.7	15.7	6.5	10.0	10.8
Freight brokerage	24.9	15.0	7.6	3.8	4.2
Equipment rental	5.9	5.4	3.9	2.2	1.3
Non-freight	9.7	16.1	12.1	51.1	68.8
Total	$474.4	$422.0	$360.9	$384.5	$397.9

    Additional information regarding our business segments is presented in the notes to the financial statements included in Item 8 and in Management's Discussion and Analysis of Financial Condition and Results of Operations at Item 7 of this annual report on Form 10-K.
    We offer nationwide services to nearly 10,000 customers, each of which accounted for less than 10% of total revenue during each of the past five years. Freight revenue from international activities was less than 10% of total freight revenue during each of the past five years.

MARKETS WHICH WE SERVE

FREIGHT SEGMENT: Our refrigerated and non-refrigerated ("dry") truck operations serve nearly 10,000 customers in the United States, Mexico and Canada. Refrigerated shipments account for about 80% of our total freight revenue. Our customers are involved in a variety of products including food products, pharmaceuticals, medical supplies and household goods. Our customer base is diverse in that our 5, 10 and 20 largest customers accounted for 27%, 34%, and 42%, respectively, of our total freight revenue during 2004. None of our markets are dominated by any single competitor. We compete with several thousand other trucking companies. The principal methods of competition are price, quality of service and availability of equipment needed to satisfy customer requirements.
    For decades, most of the market for nationwide refrigerated LTL service has been shared between us and one other company. We competed primarily on price and breadth of services. The competitor's annual LTL revenue was 50% of our revenue. During December of 2002, the competitor announced that it planned to cease operations and liquidate, a process that began in January of 2003, after which we experienced a significant increase in our volume of LTL shipments. In order to provide service to our expanded LTL customer base, in December of 2002, we opened terminals near Miami, FL and Modesto, CA.
    Refrigerated Trucking: The products we haul include meat, poultry, seafood, processed foods, candy and other confectioneries, dairy products, pharmaceuticals, medical supplies, fruits and vegetables, cosmetics and film. The common and contract hauling of temperature-sensitive cargo is highly fragmented and comprised primarily of carriers generating less than $50 million in annual revenue. Industry publications report that only ten other temperature-controlled carriers generated $100 million or more of revenue in 2003, the most recent year for which data is available. In addition, many major food companies, food distribution firms and grocery chain companies transport a portion of their freight with their own fleets ("private carriage").
    High-volume shippers have often sought to lower their cost structures by reducing their private carriage capabilities and turning to common and contract carriers ("core carriers") for their transportation needs. As core carriers continue to improve their service capabilities through such means as satellite communications systems and electronic data interchange, some shippers have abandoned their private carriage fleets in favor of common or contract carriage. According to published industry reports, private carriage accounts for more than 40% of the total temperature-controlled portion of the motor carrier industry.
    Non-refrigerated Trucking: Our non-refrigerated (“dry”) trucking fleet conducts business under the name American Eagle Lines ("AEL"). During 2004, AEL accounted for about 32.7% of our total full-truckload linehaul revenue, as compared to 15% in 2000. AEL serves the dry full-truckload market throughout the United States and Canada. Also, during 2004, about 20% of the full-truckload shipments transported by our refrigerated fleets were of dry commodities.
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
    AirPro Holdings, Inc. (“AirPro”), our remaining non-freight segment, distributes motor vehicle air conditioning parts. During 2004, we sold a small division of AirPro that remanufactured mechanical air conditioners and refrigeration components. The sale was at book value and we recognized no gain or loss in connection with the transaction.
OPERATIONS
    From the beginning of 2000 through 2004, our company-operated, full-truckload tractor fleet increased from 1,150 units to 1,470 units. During the same period, we have emphasized expansion of our fleet of independent contractor ("owner-operator") provided full-truckload tractors. As of December 31, 2004, our full-truckload fleet also included 565 tractors provided by owner-operators as compared to approximately 475 at the beginning of 2000.
    The management of a number of factors is critical to a trucking company's growth and profitability, including:
    Employee-Drivers: We maintain an active driver-recruiting program. Driver shortages and high turnover can reduce revenue and increase operating expenses through reduced operating efficiency and higher recruiting costs. Until 2000, our operations were not significantly affected by driver shortages. During 2000, due to historically low unemployment, competition for skilled labor intensified. As a result, we were unable in 2000 to attract and retain a sufficient number of qualified drivers. During the summer of 2000, employee-driver mileage-based pay rates were significantly increased in an effort to attract and retain quality employee-drivers. As the labor market began to soften in 2001, however, the availability of drivers increased, alleviating the driver shortage of 2000.

    For much of 2003, the labor market remained soft, and we experienced less difficulty in attracting qualified employee-drivers than in 2000 through 2002. During the later months of 2003 and throughout 2004 the economy began to improve and our ability to attract such drivers was negatively impacted. If the economic recovery continues during 2005, the availability of qualified drivers could diminish. That, together with new federal regulations regarding the hours that truck drivers are allowed to work, could require that we increase our employee-driver rates of pay during 2005.
    Owner-Operators: We actively seek to expand our fleet with equipment provided by owner-operators. Owner-operators provide tractors and drivers to pull our loaded trailers. Each owner-operator pays for the drivers' wages, fuel, equipment-related expenses and other transportation expenses and receives a portion of the revenue from each load. At the end of 2004, we had contracts for approximately 565 owner-operator tractors in our full-truckload operations and approximately 150 in our LTL operations. Of the 565 such full-truckload tractors, 300 were owned by us and leased to the involved owner-operators.
    To compensate owner-operators for the use of their trucks, we pay them commissions that are based upon the amount of revenue we earn from the shipments they transport. Freight hauled by an owner-operator is transported under operating authorities and permits issued to us by various state and federal agencies. We, and not the owner-operator, are accountable to the customers involved with each shipment for any problems encountered related to the shipment. We, and not the owner-operator, have sole discretion as to the price the customer will pay us for the service, but owner-operators may decline to haul specific loads for any reason including their belief that their revenue-based commission will not be to their satisfaction. Further, we, and not the owner-operator, are 100% at risk for credit losses should the customer fail to pay us for the service. For these reasons, revenue from shipments hauled by owner-operators is recorded as gross of owner-operator commissions, rather than as an agent net of such commissions.
    We have traditionally relied on owner-operator-provided equipment to transport much of our customers' freight. As competition for employee-drivers has increased, other trucking companies have initiated or expanded owner-operator fleets. Accordingly, we became more aggressive in our solicitation and retention of owner-operator-provided equipment.
    The percent of linehaul full-truckload and LTL revenue generated from shipments transported by owner-operators during each of the last five years is summarized below:

Percent of Linehaul Revenue from Shipments Transported by Owner-Operators	2004	2003	2002	2001	2000
Full-truckload	29%	31%	30%	28%	28%
LTL	68	63	64	68	68

    Dedicated fleet operations are conducted exclusively with company-operated assets, our freight brokerage revenue is generated using assets provided by other motor carriers, and revenue from equipment rental is not directly related to our core trucking operations.
    Fuel: The average per gallon fuel cost we paid increased by approximately 13% in 2003, and an additional 24% during 2004. Cumulatively, such costs increased by almost 21% between 2000 and 2004. Owner-operators are responsible for all costs associated with their equipment, including fuel. Therefore, the cost of such fuel is not a direct expense of ours. Fuel price fluctuations result from many external market factors that cannot be influenced or predicted by us.
    In addition, each year, several states increase fuel and mileage taxes. Recovery of future increases or realization of future decreases in fuel prices and fuel taxes, if any, will continue to depend upon competitive freight market conditions.
    We do not hedge our exposure to volatile energy prices, but we are able to mitigate the impact of such volatility by adding fuel adjustment charges to the basic rates for the freight services we provide. The adjustment charges are designed to, but often do not, fully offset the increased fuel expenses we incur when the prices escalate rapidly.
    Though we will continue to add fuel adjustment charges whenever possible, there can be no assurances that we can continue to add fuel adjustment charges in an amount sufficient to minimize the impact of energy prices on our results of operations.

    Risk Management: Liability for accidents is a significant concern in the trucking industry. Exposure can be large and occurrences can be unpredictable. The cost and human impact of work-related injury claims can also be significant. We maintain a risk management program designed to minimize the frequency and severity of accidents and to manage insurance coverage and claims. As part of the program, we carry insurance policies under which we retain liability for up to $3 million on each property, casualty and general liability claim, $1 million for individual work-related injury claims and $250,000 on each cargo claim.
    As of December 31, 2004 our liability insurance also provides that the insurance company and we share equally in losses between $5 million and $10 million. We are fully insured for liability exposures between $10 million and $25 million. When our current liability insurance coverage expires during mid-2005 we intend to select the best alternative offered to us at that time. At this time we are unable to predict the level of our retained risk or the policy limits that will be in effect during the last half of 2005.
    Prior to December 2001, our retained liability for injury to persons was limited to $1 million per occurrence. During 2001, our industry was subjected to cost-prohibitive renewal prices for a deductible below $5 million. Because of our retained liability, a series of very serious traffic accidents, work-related injuries or unfavorable developments in the outcomes of existing claims could materially and adversely affect our operating results. Claims and insurance expense can vary significantly from year to year. Reserves representing our estimate of ultimate claims outcomes are established based on the information available at the time of an incident. As additional information regarding the incident becomes available, any necessary adjustments are made to previously recorded amounts. The aggregate amount of open claims, some of which involve litigation, is significant.
    During 2004, we retained the services of an independent actuarial firm to analyze our claims history and to establish reasonable estimates of our claims reserves. In addition, the actuarial firm provided us with procedures with which to establish appropriate claims reserves in future periods.
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
    Drivers must also complete our training program, which includes tests for motor vehicle safety and over-the-road driving. They must have a current commercial driving license before being assigned to a tractor. Student drivers undergo a more extensive training program as a second driver with an experienced instructor-driver. Applicants who test positive for drugs are turned away and drivers who test positive for such substances are immediately disqualified. In accordance with federal regulations, we conduct drug tests on all driver candidates and maintain a continuing program of random testing for use of such substances.
    Customer Service: The service-oriented corporate culture we gained from our many years as a successful LTL carrier enables us to compete on the basis of service, rather than solely on price. We also believe that major shippers will continue to require increasing levels of service and that they will rely on their core carriers to provide transportation and logistics solutions, such as providing the shipper real-time information about the movement and condition of any shipment.
    Temperature-controlled, full-truckload service requires a substantially lower capital investment for terminals and lower costs of shipment handling and information management than does LTL. Pricing is based primarily on mileage, weight and type of commodity. At the end of 2004, our full-truckload tractor fleet consisted of 1,470 tractors owned or leased by us and 565 tractors contracted to us by owner-operators, making us one of the seven largest temperature-controlled, full-truckload carriers in North America.
    We conduct operations involving "dedicated fleets". In such an arrangement, we contract with a customer to provide service involving the assignment of specific trucks to handle the transportation needs of our customers. Frequently, we and our customer anticipate that dedicated fleet logistics services will both lower the customer's transportation costs and improve the quality of the service the customer receives. We continuously improve our capability to provide, and expand our efforts to market, dedicated fleet services. About 9% of our company-operated full-truckload fleet is now engaged in dedicated fleet operations.
    Though we will continue to add fuel adjustment charges whenever possible, there can be no assurances that we can continue to add fuel adjustment charges in an amount sufficient to minimize the impact of energy prices on our results of operations.

    Temperature-controlled LTL trucking requires a system of terminals capable of holding refrigerated and frozen products. LTL terminals are strategically located in or near New York City, Philadelphia, Atlanta, Lakeland (Florida), Miami, Chicago, Memphis, Dallas, Salt Lake City, Modesto (California) and Los Angeles. Some of these LTL terminals also serve as full-truckload driver centers where company-operated, full-truckload fleets are based. The Miami and Modesto terminals were added late in 2002 in order to help us manage increased LTL traffic to and from the southern Florida and northern California markets.
    In addition to the LTL terminals, which also serve as employee-driver centers, full-truckload activities are also conducted from a terminal in Fort Worth, Texas. Temperature-controlled LTL trucking is service and capital intensive. LTL freight rates are higher than those for full-truckload and are based on mileage, weight, commodity type, trailer space and pick-up and delivery locations.
    Information Management: Information management is essential to a successful temperature-controlled LTL operation. On a typical day, our LTL system handles about 6,000 shipments - about 4,000 on the road, 1,000 being delivered and 1,000 being picked up. In 2004, our LTL operation handled about 282,000 individual shipments.
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
    International Operations: During 2002, the North American Free Trade Agreement ("NAFTA") was expected to be fully implemented with regard to the ability of Mexico and United States-based trucking companies to operate to and from one another's nations.  During 2004, a challenge to the ability of Mexico-based trucks to operate in the United States was pending before the Supreme Court of the United States. The Court has ruled in favor of full implementation of NAFTA. However, there are a number of details to be worked out between the two governments, mostly with regard to insurance and verifying commercial driving licenses issued by Mexico. The Office of the Inspector General of the United States recently issued an opinion that the Federal Motor Carrier Safety Administration (“FMCSA”), which oversees all motor carrier operators in the United States could not grant authority to a Mexico-based carrier to operate in the United States unless the FMCSA has first conducted a safety audit. However, FMCSA has no jurisdiction outside of our borders.  If the provisions of NAFTA become fully effective, we do not anticipate altering our method of service into Mexico nor do we expect NAFTA to generate a significant presence of Mexico-based carriers transporting freight into the United States.  NAFTA does not expand the ability for American or Mexican trucking companies to haul freight between points within one another's countries.
    Service to and from Canada is provided using tractors from our fleets, but we partner with Mexico-based truckers to facilitate freight moving both ways across the southern United States border. Freight moving from Mexico is hauled in our trailers to the border by the Mexico-based carrier. There, the trailer is exchanged. Southbound shipments work much the same way. This arrangement has been in place approximately ten years. Often, we have sold used trailer equipment to these carriers for use in their operations. Based on discussions with our Mexico-based partners, we do not anticipate a need to change our manner of dealing with freight to or from Mexico. Less than 10% of our consolidated linehaul freight revenue during 2004 involved international shipments, all of which was billed in United States currency.
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

    During 2001, the demand for and value of previously-owned trucks plummeted. When we obtained such assets three years previously, the truck manufacturer agreed to buy the trucks back for a specified price at the end of our three-year replacement cycle. The manufacturer began expressing concern about its obligation to buy used trucks for which there was little demand. After discussions with the manufacturer, in 2002 we agreed to extend by six to twelve months, the turn-in dates of our trucks and to reduce proportionally the price we will be paid for those used trucks. We also agreed that new trucks purchased from this manufacturer during 2002, 2003, 2004 and 2005 will be returned at predetermined prices to the manufacturer after 42 or 48 months of service. We will determine which trucks will be returned at 42 or 48 months as those dates approach. We cannot return more than 50% of our trucks at 42 months.
    Most of our tractors which were put into service before 2002 are leased for 36-month terms. We approached our equipment lessors to request extended lease terms to match the extended trade-back schedule. Only one lessor refused to do so, and we were able to extend the maturity of those leases with financing provided by the financial services division of the manufacturer. During their primary term, the original leases qualified as off-balance sheet operating leases under U. S. generally accepted accounting principles ("GAAP"). The lease extensions were classified as financing leases on our 2002 balance sheet as required by GAAP.
    Depending upon the availability of drivers and customer demand for our services, we plan to add between 50 and 75 trucks to our company-operated, full-truckload fleet during 2005. Changes in the fleet depend upon acquisitions, if any, of other motor carriers, developments in the nation's economy, demand for our services and the availability of qualified employee-drivers. Continued emphasis will be placed on improving the operating efficiency and increasing the utilization of this fleet through enhanced driver training and retention and reducing the percentage of empty, non-revenue producing miles.
REGULATION
Our trucking operations are regulated by the United States Department of Transportation ("DOT"). The DOT generally governs matters such as safety requirements, registration to engage in motor carrier operations, accounting systems, certain mergers, consolidations, acquisitions and periodic financial reporting. The DOT conducts periodic on-site audits of our compliance with their rules and procedures. Our most recent audit, which was conducted during November 2004, resulted in a rating of "satisfactory", the highest safety rating available. A "conditional" or "unsatisfactory" DOT safety rating could have an adverse effect on our business, as some of our contracts with customers require a satisfactory rating and our qualification to self-insure our liability claims would be impaired.
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
    Because of the two additional hours of required rest period time and the amount of time our drivers spend loading and waiting to load, we believe that the new rules have reduced our productivity and may negatively impact our profitability during 2005 and beyond. Accordingly, we are seeking pricing concessions from our customers to mitigate the impact on our profitability.
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

EMPLOYEES
    The number of our employees, none of whom are subject to collective bargaining arrangements, as of December 31, 2004 and 2003, was as follows:

Freight operations	2004	2003
Drivers and trainees	1,823	1,801
Non-driver personnel
Full time	939	893
Part time	66	67
Total freight operations	2,828	2,761
Non-freight operations	28	50
	2,856	2,811
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
    Factors that are not within our control that could cause actual results to differ materially from those in such forward-looking statements include demand for our services and products, and our ability to meet that demand, which may be affected by, among other things, competition, weather conditions and the general economy, the availability and cost of labor, our ability to negotiate favorably with lenders and lessors, the effects of terrorism and war, the availability and cost of equipment, fuel and supplies, the market for previously-owned equipment, the impact of changes in the tax and regulatory environment in which we operate, operational risks and insurance, risks associated with the technologies and systems we use and the other risks and uncertainties described elsewhere in our filings with the Securities and Exchange Commission (“SEC”).
INTERNET WEB SITE
    We maintain a web site on the Internet through which additional information about our company is available. Our web site address is www.ffex.net. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, press releases, earnings releases and other reports filed with the SEC, pursuant to Section 13 or 15 (d) of the Exchange Act are available, free of charge, on our web site as soon as practical after they are filed.
SEC FILINGS
    We file annual, quarterly and special reports, proxy statements and other information with the SEC. The reports we file with the SEC are available at the SEC's Public Reference Room, located at 450 Fifth Street, N.W., Washington, D.C. 20549. Information may be obtained from the Public Reference Room by calling the SEC at 1-800-732-0330. The SEC also maintains a web site at www.sec.gov that contains information we file with the agency. Our SEC filings can also be accessed by way of links from our Internet site at www.ffex.net.

ITEM 2. Properties.
    The following tables set forth certain information regarding our revenue equipment at December 31, 2004 and 2003:
	Age in Years
Tractors	Less than 1		1 thru 3		4 or more		Total
	2004	2003	2004	2003	2004	2003	2004	2003
Company owned and leased	346	677	1,055	715	172	142	1,573	1,534
Owner-operator provided	13	151	48	227	655	379	716	757
Total	359	828	1,103	942	827	521	2,289	2,291

	Age in Years
Trailers	Less than 1		1 thru 5		6 or more		Total
	2004	2003	2004	2003	2004	2003	2004	2003
Company owned and leased	709	921	2,062	1,933	1,363	932	4,134	3,786
Owner-operator provided	--	1	4	11	9	4	13	16
Total	709	922	2,066	1,944	1,372	936	4,147	3,802

    Approximately 75% of our trailers are insulated and equipped with refrigeration units capable of providing the temperature control necessary to handle perishable freight. Trailers that are used primarily in LTL operations are equipped with movable partitions permitting the transportation of goods requiring maintenance of different temperatures. We also operate a fleet of non-refrigerated trailers in our "dry freight" full-truckload operation. Company-operated trailers are primarily 102 inches wide. Full-truckload trailers used in dry freight operations are 53 feet long. Temperature-controlled operations are conducted with both 48 and 53 foot refrigerated trailers.
    Our general policy is to replace our company-operated, heavy-duty tractors after 42 or 48 months, subject to cumulative mileage and condition. Our refrigerated and dry trailers are usually retired after seven or ten years of service, respectively. Occasionally, we retain retired equipment for use in local delivery operations.
    At December 31, 2004, we maintained terminal or office facilities of 10,000 square feet or more in or near the cities listed below. Lease terms range from one month to twelve years. We expect that our present facilities are sufficient to support our operations. We also own three properties in Texas that we lease to W&B Service Company, LP, an entity in which we hold a 19.9% ownership interest.

	Approximate
Division/Location	Square Footage	Acreage	(O)wned or (L)eased
Freight Division
Dallas, TX	100,000	80.0	O
Ft. Worth, TX	34,000	7.0	O
Chicago, IL	37,000	5.0	O
Lakeland, FL	26,000	15.0	O
Newark, NJ	17,000	5.0	O
Atlanta, GA	40,000	7.0	L
Los Angeles, CA	40,000	6.0	L
Salt Lake City, UT	12,500	*	L
Miami, FL	17,500	*	L
Memphis, TN	11,000	*	L
Non-freight Division
Dallas, TX	103,000	8.5	O
Corporate Office
Dallas, TX	34,000	1.7	O
*Facilities are part of an industrial park in which we share acreage with other tenants.

ITEM 3. Legal Proceedings.
    We are party to routine litigation incidental to our businesses, primarily involving claims for personal injury and property damage incurred in the ordinary and routine highway transportation of freight. As of December 31, 2004, the aggregate amount of reserves for such claims on our Consolidated Balance Sheet was nearly $20.0 million. We maintain insurance programs and accrue for expected losses in amounts designed to cover liability resulting from personal injury, property damage, cargo and work-related injury claims.

ITEM 4. Submission of Matters To a Vote of Security Holders.
    No matters were submitted to a vote of our shareholders during the fourth quarter of 2004.

PART II
ITEM 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant's Common Equity and Related Shareholder Matters.
    No dividends have been paid since 1999, we have no current plans to pay dividends, and our credit agreement restricts our ability to pay cash dividends.
    As of March 18, 2005, we had approximately 4,000 beneficial shareholders, including participants in our retirement plans. Our $1.50 par value common stock trades on the Nasdaq Stock Market under the symbol FFEX. Information regarding our common stock is as follows:
2004	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock price per share
High	$13.860	$7.400	$7.990	$7.870	$13.860
Low	5.640	5.750	5.640	5.640	7.300
Common stock trading volume (a)	14,145	2,274	2,605	1,901	7,365

2003	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock price per share
High	$8.850	$2.860	$3.200	$5.060	$8.850
Low	2.180	2.390	2.180	3.070	4.160
Common stock trading volume (a)	7,705	479	869	1,574	4,783

(a) In thousands

Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1) (d)
October 1, 2004 to October 31, 2004	3,000	$7.54	3,000	593,200
November 1, 2004 to November 30, 2004	--	--	--	593,200
December 1, 2004 to December 31, 2004 (2)	8,710	$12.38	--	593,200
Total	11,710	$11.14	3,000	593,200
(1)
On August 11, 2004, our Board of Directors authorized the purchase of up to 750,000 shares of common stock from time to time on the open market or through private transactions at such times as management deems appropriate. The authorization did not specify an expiration date. Purchases may be increased, decreased or discontinued by our Board of Directors at any time without prior notice.

(2)
During December of 2004, two non-executive officers of our primary operating subsidiary exchanged 8,710 shares they had owned for more than one year as consideration for the exercise of stock options, as permitted by our stock option plans. Such transactions are not deemed as having been purchased as part of our publicly announced plans or programs.

ITEM 6. Selected Financial Data.
    The following data for each of the years in the five-year period ended December 31, 2004 should be read in conjunction with our Consolidated Financial Statements and Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 and other financial information included elsewhere in this Report or incorporated herein by reference. Much of the selected data presented below are derived from our Consolidated Financial Statements. The historical information is not necessarily indicative of future results or performance (unaudited):
	2004	2003	2002	2001	2000
Summary of Operations
Revenue from:
Freight operations (a)	464.7	405.9	348.7	333.4	329.1
Non-freight operations (a)	9.7	16.1	12.1	51.1	68.8
Total revenue (a)	474.4	422.0	360.9	384.5	397.9
Net income (loss) (a)	10.8	4.3	3.2	(0.2)	(1.3)
Net income (loss) per common share, diluted	.59	.24	.19	(0.1)	(0.8)
Operating expenses (a)	457.6	415.4	360.1	382.9	396.2
Operating income (loss) from
Freight operations (a)	16.0	11.9	4.1	2.5	(0.9)
Non-freight operations (a)	0.8	(5.4)	(3.3)	(0.8)	2.6
Financial Data
Total assets (a)	170.7	155.2	137.6	126.5	147.1
Working capital (a)	24.4	37.1	31.3	25.1	37.0
Current ratio (b)	1.4	1.9	1.8	1.7	1.9
Cash provided by operations (a)	40.5	14.2	9.4	10.9	11.6
Debt (a)	2.0	14.0	6.0	2.0	14.0
Shareholders' equity (a)	97.0	84.1	78.6	74.6	74.4
Debt-to-equity ratio (c)	--	.2	.1	--	.2
Common Stock
Average shares outstanding, diluted (a)	18.1	17.8	16.7	16.4	16.3
Book value per share	5.50	4.88	4.66	4.50	4.54
Market value per share
High	13.860	8.850	3.500	2.790	4.875
Low	5.640	2.180	1.900	1.500	1.234
Freight Revenue from:
Full-truckload linehaul services (a)	258.7	239.8	229.8	210.1	198.0
Dedicated fleets (a)	20.3	14.5	13.0	16.4	12.9
Less-than-truckload linehaul services (a)	123.2	115.5	87.9	90.9	101.9
Fuel adjustments (a)	31.7	15.7	6.5	10.0	10.8
Freight brokerage (a)	24.9	15.0	7.6	3.8	4.2
Equipment rental (a)	5.9	5.4	3.9	2.2	1.3
Equipment in Service at year-end
Tractors
Company operated	1,573	1,534	1,411	1,389	1,265
Provided by owner-operators	716	757	737	704	753
Total	2,289	2,291	2,148	2,093	2,018
Trailers	4,147	3,802	3,308	3,103	3,175
Computational notes:
(a)	In millions
(b)	Current assets divided by current liabilities
(c)	Debt divided by shareholder’s equity

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
    We are principally a motor-carrier, also commonly referred to as a trucking company. We offer various transportation services to customers in the United States, Canada and Mexico. All of our services involve the over-the-road movement of freight. In the United States, we sometimes also arrange for the use of railroads to transport our loaded trailers between major cities. Most of our revenue is from service which is order-based, meaning that we separately bill our customers for each shipment. A minority of our revenue is from services which are asset-based, meaning that we bill our customer for the use of a truck and driver for a period of time, without regard to the number of shipments hauled. We also refer to our asset-based service as "dedicated fleets", because in these arrangements, the trucks and drivers involved are dedicated for use by a specific customer on a full-time basis.
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
    Shipments have three stages: pick-up, linehaul and delivery. The linehaul stage is over-the-road and involves longer distances. Most of our full-truckload shipments will have all of these stages performed by the same truck.
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
    The assets we must have for temperature-controlled service are costly to acquire and maintain. The rates we charge for our temperature-controlled services are usually higher than other companies who offer no temperature-controlled services. Many products that require protection from the heat during the warmer months of the year do not require protection during the colder months. Therefore, during the warmer months, demand for our temperature-controlled full-truckload and LTL services expands.
    There are several companies that provide national temperature-controlled full-truckload services. We know of no other company providing nationwide LTL temperature-controlled service. The vast majority of trucking companies that are nationwide in scope, like our AEL brand, offer only full-truckload service with no temperature control. Therefore, the markets that are served by AEL tend to be very price-competitive and generally lack the level of seasonality as in our FFE and LML operations. Because consumer demand for products requiring temperature control is often less sensitive to economic cycles, revenue from FFE and LML tends to be less volatile during such cycles.
    During 2003, our LTL linehaul revenue increased by 31% over the prior year, after declines during the years leading up to 2002. The 2003 increase was a result of our principal national temperature-controlled LTL competitor having ceased operations. We do not believe that the market for refrigerated LTL services improved significantly in general since 2002, but we do believe that the level of our specific operations improved because of the reduction in capacity in the marketplace. Accordingly, LTL linehaul revenue increased by just 6.7% during 2004 as compared to 2003, more in line with historic patterns.

    Over the past few years, AEL has been the fastest-growing of our brands, and accounted for 32.7% of our 2004 revenue from full-truckload linehaul services. Much of what AEL hauls are products the demand for which exhibits more fluctuation with economic activity. Clothing, electronics, beauty supplies, hygiene products and household appliances are principal among AEL's freight. As consumer demand for such products improved during 2003, much of our revenue growth from our full-truckload activities was from AEL. Full-truckload revenue from our temperature-controlled brands also increased during 2004, but to a lesser extent than was the case for AEL.
    The trucking business is highly competitive. During 2003, the last year for which data is available, there were several thousand companies operating in all sectors of the trucking business in the United States. Among those, the top five companies offering primarily temperature-controlled services collectively generated 2003 revenue of $2.1 billion. The next 27 such companies collectively generated revenues of $1.5 billion. In 2003, we ranked third in terms of revenue generated among all temperature-controlled motor carriers.
    We have nearly 10,000 active customers for our trucking business. We generally collect cash for our services between 30 and 50 days after our service is provided.
    Trucking companies of our size face challenges to be successful. Costs for labor, maintenance and insurance rise every year. Fuel prices can increase or decrease quite rapidly. Due to the high level of competitiveness, it is difficult to pass these rising costs on to our customers. Over the past few years, many trucking companies have ceased operations, resulting in a reduced number of alternatives and increasing the awareness among customers that price increases for trucking services are likely. Throughout 2004, we more aggressively sought and obtained price increases from our customers. These efforts will continue into 2005 and beyond.
    We also have a non-freight business, AirPro Holdings, Inc, (“AirPro”) that deals in vehicle air-conditioning components and compressors for use in stationary refrigeration equipment, such as grocery store coolers and freezers. During 2001 through 2003, we incurred substantial losses in this business. In late 2003, the president of our non-freight subsidiary was replaced with a specialist in the management and turn-around of troubled companies. We have taken significant measures to reduce the cost of operating this business and focused on opportunities to restore our non-freight operations to profitability. During 2004, AirPro reported an operating profit of $810,000.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
    We have several of critical accounting estimates. These require a more significant amount of management judgement than the other accounting policies we employ. Our critical accounting policies are as follows:
    Revenue and Expense Recognition: In our freight operations, which accounted for 98% of our consolidated 2004 revenue, we recognize revenue and estimated direct operating expenses such as fuel and labor on the date we receive shipments from our customers. In 1991, the Emerging Issues Tax Force ("EITF") of the Financial Accounting Standards Board promulgated Issue 91-9, "Revenue and Expense Recognition for Freight Services in Process" ("EITF 91-9"). In 2001, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements", which provides that EITF 91-9 sets forth the revenue and expense recognition methods that may be used in our industry. According to EITF 91-9, our manner of recognizing revenue and expenses for freight in process is acceptable.
    The other methods generally defer the recognition of revenue and expenses to as late as the date on which delivery of the shipments is completed. We have consistently utilized our manner of revenue and expense recognition since we began operations in 1946. Because our consolidated financial statements contain accruals for revenue and associated estimated direct expenses as of the beginning and the end of each reporting period, we believe that if we were to change our manner of recognizing revenue and associated estimated direct expenses to one of the other methods allowed by EITF 91-9, our results of operations would be substantially unaffected. In such an event, each period's revenue and expenses would be adjusted to include in revenue amounts from freight in process at the beginning of the period and to exclude from revenue those amounts from freight in process at the end of the same period. We believe that these amounts would essentially offset one another from period to period, resulting in minimal impact to our revenue or our operating or net income.
    Personal and Work-Related Injury: The trucking business involves risk of injury to our employees and the public. Prior to 2002, we retained the first $500,000 and $1 million of these risks, respectively, on a per occurrence basis. Due primarily to conditions in the insurance marketplace, in 2003 and 2002, we retained the first $1 million for work-related injuries and the first $5 million for public liability risk. This arrangement continued during the first six months of 2004. During mid-2004, our retention for public liability claims was lowered to $3.0 million but we share equally with the insurer losses from liability claims between $5.0 million and $10.0 million. We are fully insured above that $10.0 million level to a policy limit of $25.0 million.

    Because of our large public liability and work-related injury retentions, the potential adverse impact a single occurrence can have on our results is significant. When an event involving potential liability occurs, our internal staff of risk management professionals estimates the range of most probable outcomes. Based on that estimate, we record a reserve in our financial statements during the period in which the event occurred. As additional information becomes available, we increase or reduce the amount of this reserve. We also maintain additional reserves for public liability and work-related injury events that may have been incurred but not reported. As of December 31, 2004, our reserves for personal injury, work-related injury, cargo and other claims against us aggregated nearly $20.0 million. If we were to change our estimates making up those reserves up or down by 10% in the aggregate, the impact on 2004 net income would have been $ 2.0 million, and net income per share of common stock would have been impacted by $0.07.
       Estimate of Uncollectible Accounts: We extend trade credit to our customers. We also establish a reserve to represent our estimate of accounts that will not ultimately be collected. Once we conclude that a specific invoice is unlikely to be paid by the customer, we charge the invoice against the reserve. We estimate the amount of our bad debt reserve based on the composite age of our receivables. During 2004, the amount of our bad debt reserve increased by $0.2 million and the amount of receivables that were more than 90 days old increased by $0.5 million. Significant changes in our receivables aging could impact our profits and financial condition. As of December 31, 2004, our reserve for uncollectible accounts was $3.0 million. If our estimate were to change by 10%, 2004 net income would have been impacted by $300,000 or $0.01 per share of common stock.
       Deferred Taxes: Our deferred tax liability of $5.1 million is stated net of offsetting deferred tax assets. The assets consist of anticipated future tax deductions for items such as for insurance and bad debt expenses which have been reflected on our statements of income but which are not yet tax deductible. In total, our deferred tax assets are about $3.5 million. At current federal tax rates, we will need to generate about $10 million in future taxable income in order to fully realize our deferred tax assets.
We believe it probable that we will generate sufficient taxable income in 2005 and beyond to the remainder of our deferred tax assets. If our expectation of such realizability diminishes, we may be required to establish a valuation allowance on our balance sheet. That could diminish our net income in future periods.
    Stock-based Compensation: We account for stock-based compensation to employees based on the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, if the exercise price of employee stock options equals the market price of the underlying stock on the grant date, no compensation expense is recorded. We have adopted the disclosure-only provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 123 “Accounting for Stock-based Compensation” (“SFAS No. 123”). Had we used SFAS No. 123 to account for our stock-based compensation for 2004, 2003 and 2002, our net income, would have been $700,000, $300,000 and $700,000, respectively, less than our reported results. The impact on our diluted per-share earnings for 2004, 2003 and 2002 would have been $0.03, $0.02 and $0.05, respectively.
    On December 16, 2004, the FASB issued SFAS No. 123R, which revised Statement No. 123. SFAS No. 123R also supersedes APB 25, and amends SFAS No. 95, “Statement of Cash Flows”. Under SFAS No. 123R, companies must calculate and record in the income statement the cost of equity instruments, such as stock options, awarded to employees for services received. Pro forma disclosure is no longer permitted. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. SFAS No. 123R is effective in the first interim or annual reporting period beginning after June 15, 2005.
SFAS No. 123R provides two alternatives for adoption: (i) a modified prospective method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date: or (ii) a modified retrospective method permits entities to restate prior periods to record compensation cost calculated under SFAS No. 123 for the pro forma disclosure. We plan to adopt SFAS No. 123R using the modified prospective method.
Since we currently account for stock options granted to employees and shares issued under our employee stock purchase plans in accordance with the intrinsic value method permitted under APB Opinion No. 25, no compensation expense is currently recognized. If we continue to issue stock options to our employees, the adoption of SFAS No. 123R could have a significant impact on our results of operations.
    The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share-based awards granted in future periods. Had we adopted SFAS No. 123R in a prior period, the impact would approximate the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements.

SFAS No. 123R also requires that tax benefits received by companies in excess of compensation cost be reclassified from operating cash flows to financing cash flows in statements of cash flows. This change in classification will reduce cash flows from operating activities and increase cash flows from financing activities in the periods after adoption. While the amount of this change cannot be estimated at this time, the amount of cash provided by operating activities from such stock-based compensation related tax deductions was $857,000 during 2004 and $168,000 during 2003. No such transactions occurred during 2002.
RESULTS OF OPERATIONS
    Freight Revenue: Our freight revenue is derived from five types of transactions. Linehaul revenue is order-based and earned by transporting cargo for our customers using tractors and trailers that we control by ownership, long-term leases or by agreements with independent contractors (sometimes referred to as “owner-operators”). Within our linehaul freight service portfolio we offer both full-truckload and less-than truckload services. Over 90% of our LTL linehaul shipments must be temperature-controlled to prevent damage to the cargo. We operate fleets that focus on refrigerated or “temperature-controlled” less-than-truckload (“LTL”), full-truckload temperature-controlled shipments and on full-truckload non-refrigerated or “dry” shipments. Of the shipments transported by our temperature-controlled fleets during 2004, about 20% were of dry commodities.
    Our freight brokerage provides freight transportation services to customers using third-party trucking companies. Prior to the fourth quarter of 2004, we had reported freight brokerage’s revenue net of the purchased transportation expense paid to such third parties. Beginning in the fourth quarter of 2004, we revised amounts previously reported by reclassifying the related purchased transportation expense as an operating expense for all prior periods. The reclassification, which increased freight revenue and operating expenses by $12.7 million and $6.2 million for 2003 and 2002, respectively, and $15.0 million during the first nine months of 2004 had no impact on the amount of or the trends displayed regarding our operating income, net income, cash flows, or financial position for any period.
Our dedicated fleet operation consists of fleets of tractors and trailers that haul only freight for a specific customer. Dedicated fleet revenue is asset based. Customers typically pay us weekly for trucks assigned to their service.
Income from equipment rental represents amounts we charge to independent contractors for the use of trucks which we own and lease to the owner-operator.
The rates we charge for our services include fuel adjustment charges. In periods when the price we incur for diesel fuel is high, we raise our prices in an effort to recover this increase from our customers. The opposite is true when fuel prices decline.
The following table summarizes and compares the significant components of freight revenue for each of the years in the three-year period ended December 31, 2004:

Freight revenue from	2004	2003	2002
Full truckload linehaul services (a)	$258.7	$239.8	$229.8
Dedicated fleets (a)	20.3	14.5	13.0
Total full-truckload (a)	279.0	254.3	242.8
Less-than-truckload linehaul services (a)	123.2	115.5	87.9
Fuel adjustments (a)	31.7	15.7	6.5
Freight brokerage (a)	24.9	15.0	7.6
Equipment rental (a)	5.9	5.4	3.9
Total freight revenue (a)	$464.7	$405.9	$348.7

Total full-truckload revenue (a)	$279.0	$254.3	$242.8
Less-than-truckload linehaul revenue (a)	123.2	115.5	87.9
Total linehaul and dedicated fleet revenue(a)	$402.2	$369.8	$330.7
Weekly average trucks in service	2,292	2,250	2,126
Revenue per truck per week (b)	$3,374	$3,161	$2,991
Computational notes:
(a) In millions.
(b) Total linehaul and dedicated fleet revenue divided by 52 divided by weekly average trucks in service.

      The following table summarizes and compares our revenue from full-truckload linehaul services excluding fuel adjustment charges and related data for each of the years in the three-year period ended December 31, 2004:

	2004	2003	2002
Revenue from full-truckload linehaul services
Temperature-controlled fleet (a)	$174.1	$164.5	$164.4
Dry-freight fleet (a)	84.6	75.3	65.4
	$258.7	$239.8	$229.8
Total linehaul miles (a)	188.5	183.4	174.9
Total loaded miles (a)	170.0	166.0	158.7
Empty mile ratio (b)	9.8%	9.5%	9.3%
Number of linehaul shipments (c)	190.5	184.8	173.7
Linehaul revenue per total mile (d)	$1.37	$1.31	$1.31
Linehaul revenue per loaded mile (e)	$1.52	$1.44	$1.45
Linehaul revenue per shipment (f)	$1,358	$1,298	$1,323
Average loaded miles per shipment (g)	892	898	914

Computational notes:
(a)	In millions.
(b)	One minus (total loaded miles divided by total linehaul miles).
(c)	In thousands.
(d)	Revenue from full-truckload linehaul services divided by total linehaul miles.
(e)	Revenue from full-truckload linehaul services divided by total loaded miles.
(f)	Revenue from full-truckload linehaul services divided by number of linehaul shipments.
(g)	Total loaded miles divided by number of linehaul shipments.

    Full-truckload linehaul revenue for the years ended December 31, 2004 and 2003 increased by $18.9 million (7.9%) and $10.0 million (4.4%), respectively, as compared to the immediately preceding year. During 2004, the average miles of our full-truckload shipments did not change appreciably. The number of full-truckload shipments during 2004 increased by 3.1%, to 190,500. The remainder of 2004’s increase in full-truckload revenue was a result of rate increases that we implemented during the year. During 2004, our full-truckload revenue per loaded mile increased by 5.6% to $1.52, which was tempered somewhat by a slight increase in our empty-mile rates.
During 2004, we continued to focus on revenue growth at American Eagle Lines (“AEL”), our non-refrigerated or “dry” freight trucking fleet. AEL’s revenue increased by $9.3 million (12.4%) during 2004 as compared to 2003, and such revenue now accounts for 32.7% of our total full-truckload linehaul revenue, as compared to 28.5% during 2002. During 2004, approximately 20% of the full-truckload shipments hauled by our temperature-controlled fleets were of “dry” commodities.

The following table summarizes and compares our revenue from less-than-truckload linehaul services and related data for each of the years in the three-year period ended December 31, 2004:

	2004	2003	2002
Revenue from less-than-truckload linehaul services (a)	$123.2	$115.5	$87.9
Total linehaul miles (a)	44.6	43.7	34.9
Total loaded miles (a)	41.6	41.0	32.6
Empty mile ratio (b)	6.7%	6.2%	6.6%
Number of linehaul shipments (c)	282.2	285.8	222.8
Linehaul revenue per total mile (d)	$2.76	$2.64	$2.52
Linehaul revenue per loaded mile (e)	$2.96	$2.81	$2.70
Linehaul revenue per shipment (f)	$437	$404	$395
Hundredweight (a)	8.4	8.0	6.5
Average weight per shipment (g)	2,977	2,799	2,917
Linehaul revenue per hundredweight (h)	$14.67	$14.44	$13.52

Computational notes:
(a)	In millions.
(b)	One minus (total loaded miles divided by total linehaul miles).
(c)	In thousands.
(d)	Revenue from less-than-truckload linehaul services divided by total linehaul miles.
(e)	Revenue from less-than-truckload linehaul services divided by total loaded miles.
(f)	Revenue from less-than-truckload services divided by number of linehaul shipments.
(g)	Hundredweight times 100 divided by number of shipments.
(h)	Revenue from less-than-truckload services divided by hundredweight.

    LTL linehaul revenue for the years ended December 31, 2004 and 2003 increased by $7.7 million (6.7%) and $27.6 million (31.4%), respectively, each as compared to the immediately preceding year. For decades, most of the market for nationwide temperature-controlled linehaul LTL service had been shared between Alterman Transport Lines ("ATL") and ourselves. We competed primarily on price and breadth of service. In recent years, ATL's annual LTL revenue was about half as much as our LTL revenue. During December of 2002, ATL announced that it planned to cease operations and liquidate, a process that began in January of 2003. As a result, during 2004 and 2003, we experienced a significant increase in our volume of LTL shipments as compared to 2002.
    The sharp increase in our LTL activities caused us to re-deploy some of our vehicles from primarily hauling full-truckload freight to LTL. That has resulted in a somewhat diminished rate of growth for our full-truckload revenue.
    LTL operations offer the opportunity to earn higher revenue on a per-mile and per-hundredweight basis than do full-truckload operations, but the level of investment and fixed costs associated with LTL activities significantly exceed those of full-truckload activities. Accordingly, as LTL revenue fluctuates, many costs remain fixed, leveraging the impact from such revenue fluctuations on our operating income. During 2003 and 2004, as LTL activity and revenue rose, many LTL-related costs remained static.
    During 2004, LTL linehaul revenue increased by $7.7 million to $123.2 million, despite a 1.3% decline in the number of LTL shipments. The average weight of such shipments increased by 5.3%. The remainder of 2004’s increase in LTL revenue is a result of rate increases we implemented during the year.
    We continuously assess the performance of our LTL operations. As a result, we periodically alter the frequency at which we service locations where freight volumes have declined and change the mix of our company-operated vs. independent contractor-provided trucks in order to more closely match our operating costs to the level of our LTL revenue.

    The following table summarizes and compares the makeup of our fleets between full-truckload and LTL and between company-provided tractors and tractors provided by owner-operators as of December 31, 2004, 2003 and 2002:

	2004	2003	2002
Full-truckload tractors
Company-provided	1,470	1,428	1,338
Owner-operator	565	568	543
Total full-truckload	2,035	1,996	1,881
LTL tractors
Company-provided	103	106	73
Owner-operator	151	189	194
Total LTL	254	295	267
Total company-provided	1,573	1,534	1,411
Total owner-operator	716	757	737
Tractors in service	2,289	2,291	2,148
Trailers in service	4,147	3,802	3,308

    Linehaul and dedicated fleet revenue per truck per week was $3,374 during 2004, $3,161 during 2003 and $2,991 during 2002. The 2004 increase is a reflection of improved productivity among our dedicated fleets and of general rate increases taken for our linehaul full-truckload and LTL services.
    At December 31, 2004, our entire LTL fleet consisted of 254 tractors, as compared to 295 at the end of 2003 and 267 at the end of 2002. When the level of our LTL activity increases during peak times of the year, we often re-deploy full-truckload trucks to handle the overload.
    At the end of 2004, our full-truckload fleet numbered 2,035 trucks, as compared to 1,996 at the end of 2003 and 1,881 at the end of 2002. Primarily due to the increased number of trucks, the number of linehaul full-truckload shipments rose by 3.1% during 2004 and 6.4% in 2003, in each case when compared to the immediately preceding year.
    The number of trucks in our full-truckload company-operated fleet rose by 35 to 1,338 during 2002. As of December 31, 2003, there were 1,428 tractors in our full-truckload company-operated fleet, as compared to 1,470 at the end of 2004.
    Continued emphasis will be placed on improving the efficiency and the utilization of our fleets through enhanced driver training and retention, by reducing the percentage of non-revenue-producing miles, by extending the average loaded miles per shipment and through expansion of dedicated fleet operations.
    Our full-truckload fleets use satellite technology to enhance efficiency and customer service. Location updates of each tractor are provided by this network and we exchange dispatch, fuel and other information with the driver by way of satellite.
    Effective January 4, 2004 the federal agency that regulates motor carrier safety began to enforce new Hours of Service ("HOS") rules, which limit the number of hours truck drivers may work in a shift and drive in a shift. Time in a shift spent by a driver in fueling, loading and waiting to load or unload freight count as non-driving work hours. The old HOS rules were introduced in 1939, and the new rules are intended by the government to reflect more closely the equipment and roads in use today, as compared to sixty-five years ago.
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
    In order to compensate our drivers and offset other expenses from diminished asset utilization, we are seeking compensation from our customers, such as rate increases and "detention fees". Such detention fees are designed to motivate our customers to expedite the loading and unloading of their freight, thereby maximizing the number of hours that our drivers can drive during a work shift.

    Freight Operating Expenses: Changes in the proportion of revenue from full-truckload versus LTL shipments, as well as in the mix of company-provided versus independent contractor-provided equipment and in the mix of leased versus owned equipment, contribute to variations among operating and interest expenses.
    The following table sets forth, as a percentage of freight revenue, certain major operating expenses for each of the years in the three-year period ended December 31, 2004:

	2004	2003	2002
Salaries, wages and related expenses	26.5%	28.9%	30.4%
Purchased transportation	27.1	26.4	24.3
Fuel	12.9	11.7	11.6
Supplies and expenses	12.2	11.7	12.5
Revenue equipment rent and depreciation	11.0	11.5	12.6
Claims and insurance	3.9	3.6	4.3
Other	2.9	3.3	3.1
Total freight operating expenses	96.5%	97.1%	98.8%

    Salaries, Wages and Related Expenses: Salaries, wages and related expenses increased by $5.8 million (5.0%) during 2004 and $11.3 million (10.6%) during 2003, each as compared to the immediately preceding year. The following table summarizes and compares the major components of these expenses for each of the years in the three-year period ended December 31, 2004 (in millions):

Amount of Salaries, Wages and Related Expenses Attributable to:	2004	2003	2002
Driver salaries and per-diem expenses	$71.9	$66.5	$63.1
Non-driver salaries	36.7	32.6	28.0
Payroll taxes	8.0	8.7	7.4
Work-related injuries	3.2	4.8	3.1
Health insurance and other	3.5	4.9	4.6
	$123.3	$117.5	$106.2

    Employee full-truckload linehaul drivers are typically paid a certain rate per mile. The number of such miles increased during 2004 and 2003, each as compared to the immediately preceding year. The increased number of miles contributed to the increases in driver salaries and per-diem expenses during both 2004 and 2003.
    Employee dedicated fleet drivers are typically paid by the hour or by the day. During 2004 and 2003, we added trucks to our dedicated fleet operations. Those increases also contributed to increases in driver salaries and per-diem expenses.
    Also impacting of the 2004 and 2003 increases in driver salaries and per-diem expenses were changes in the level of shipments, miles and hundredweight in our LTL operation. Drivers hauling LTL typically earn a higher wage than do the full-truckload counterparts. LTL wages are based on a number of factors including the amount of on-duty time, miles driven, hundredweight hauled and in-route stops to load and unload freight. During 2004 and 2003, respectively, LTL miles increased, each as compared to the immediately preceding year. At the same time, hundredweight transported also increased. The number of LTL shipments increased significantly during 2003, but did not change appreciably during 2004. To the extent that LTL freight is hauled by employee drivers, as opposed to owner-operators, the aforementioned changes served to increase LTL driver salaries, wages and per-diem expenses during 2004 and 2003, respectively, each as compared to the immediately preceding year.
    We sponsor bonus and incentive programs for our employees and management. Bonus payments are based on the operating profitability of our company. No bonuses were paid based on our 2002 or 2003 results. For 2004, due to improved performance, our employees and management earned bonuses aggregating approximately $1.3 million, which contributed to the increase in non-driver salaries expense.

    We also sponsor a 401(k) wrap plan which enables employees to defer a portion of their current salaries to their post-retirement years. Because the wrap plan’s assets are held by a grantor or “rabbi” trust, we are required to include the wrap plan’s assets and liabilities in our consolidated financial statements. As of December 31, 2004, such assets included 130,000 shares of our common stock, which are classified as treasury stock in our consolidated balance sheet.
    We are required to value the assets and liabilities of the wrap plan at market value on our periodic balance sheets, but we are precluded from reflecting the treasury stock portion of the wrap plan’s assets at market value. This results in upward pressure on non-driver salaries and wage expense, when the market value of our common stock rises. The opposite is true when our common stock price falls. During 2004, the per-share market price of our stock increased by $6.26, to $12.90. This contributed approximately $800,000 to 2004’s non-driver salary and wage expense. Also, our executive incentive and bonus plan is partially denominated in approximately 150,000 “phantom” shares of our stock, the liability for which is also determined by the value of our stock. That resulted in an additional $940,000 of non-driver salaries and wage expense during 2004. Compared to 2004’s deferred compensation expense of $1.7 million, such expenses were $1.0 million during 2003 and were of a negligible amount during 2002.
    The expanded level of our LTL activities resulted in the need to employ more dispatchers, supervisors and marketing and customer service personnel. During December of 2002, we opened two additional terminals to handle the increasing number of LTL shipments. This, coupled with annual payroll adjustments for our non-driver employees were the principal contributors to 2003's higher level of non-driver salaries and related payroll taxes.
    Costs associated with work-related injuries diminished by 33% during 2004 as compared to 2003 and increased by 55% in 2003 as compared to 2002. Self-insured work-related injuries incurred by drivers are the primary contributors to this expense. The number of our employee-drivers did not change appreciably during 2004 but increased by 11% during 2003.
    We share the cost of health insurance with our employees. For the past several years, we have experienced double digit percentage health insurance cost increases. During mid-2003, we changed to a plan that increased both the amounts employees pay to participate and the amount of medical costs that must be borne by our employees. This helped us mitigate the rate at which our costs have increased.
    During non-recessionary economic periods, we typically have difficulty attracting qualified employee-drivers for our full-truckload operations. Such shortages increase costs of employee-driver compensation, training and recruiting. Significant resources are continually devoted to recruiting and retaining qualified employee-drivers and to improving their job satisfaction. As the economy softened during 2001 and 2002, previous shortages of qualified drivers diminished, but as the economy improved during 2003 we began to experience more difficulty in attracting and retaining qualified employee-drivers. During the latter half of 2004 and the first two months of 2005 , the supply of qualified drivers continued to tighten. With increasing frequency and magnitude, our competitors often increase their employee-driver pay scales. We monitor such events and consider increases should the need arise. The last such increase we implemented was during 2000.
    Purchased Transportation: Purchased transportation expense increased by $18.6 million (17.4%) during 2004 and $22.6 million (26.7%) during 2003, each as compared to the immediately preceding year. The following table summarizes our purchased transportation expense for each of the years in the three-year period ended December 31, 2004, by type of service (in millions):

Amount of Purchased Transportation Expense incurred for	2004	2003	2002
Full-truckload linehaul service	$51.3	$49.1	$46.0
LTL linehaul service	37.9	38.5	29.8
Intermodal	4.2	1.9	0.2
Total linehaul service	93.4	89.5	76.0
Fuel adjustments	9.0	4.6	2.1
Freight brokerage and other	23.5	13.1	6.6
	$125.9	$107.2	$84.7

    Of the 2004 increase in purchased transportation expense, $3.9 million (21.0%), $4.4 million (23.7%) and $10.4 million (55.9%), respectively, were attributable to linehaul services, fuel adjustment charges and our freight brokerage. Of the 2003 increase, such categories of purchased transportation accounted for $13.5 million (60.0%), $2.5 million (11.1%) and $6.5 million (28.9%) respectively.
    The amount of purchased transportation for LTL equipment increased by nearly a third during 2003. That was a result of 2003’s sharp increase in our LTL shipment count and revenue. During 2004, the growth of our LTL operation returned to more historic levels of between 3% and 5% annually. The dramatic increase in the quantity of our LTL revenue and shipments during 2003 was a result of a major competitor having ceased operations during the first quarter of 2003.
    We run our LTL service on schedules, much like an airline. When terminal departure times arrive, our LTL trucks depart, whether or not they are fully loaded. The only other major nationwide provider of refrigerated LTL service ceased operations in early 2003. That event resulted in the sharp increase in LTL shipments, but much of that increase was handled by trucks from our fleets that were already providing the scheduled service. Because we already had excess capacity in our LTL operation, we were able to service much of the increased freight with equipment that was already present in our fleet. In addition, much of the increased LTL volume during 2003 was handled by our fleet of company-operated LTL trucks, which increased substantially during 2003. Also, the amount of LTL freight transported by owner-operator provided trucks which normally haul full-truckload shipments temporarily increased significantly during 2003.
    Independent contractor equipment generated 29%, 31% and 30% of our full-truckload linehaul revenue during 2004, 2003 and 2002, respectively. Independent contractors provide a tractor that they own to transport freight on our behalf. During each of the past three years, between 63% and 68% of our LTL linehaul revenue was generated by independent-contractor equipment. Contractors pay for the cost of operating their tractors, including but not limited to the expense of fuel, labor, taxes and maintenance. We pay independent contractors amounts generally determined by reference to the revenue associated with their activities. At the beginning of 2002, there were 509 such tractors in the full-truckload fleet. By the end of 2002, there were 543 such tractors. At December 31, 2003 and 2004, there were 568 and 565, respectively. As the number of these trucks fluctuates, so does the amount of revenue generated by such units.
    In providing our full-truckload linehaul service, we often engage railroads to transport shipments between major cities. In such an arrangement (called "intermodal" service), loaded trailers are transported to a rail facility and placed on flat cars for transport to their destination. On arrival, one of our company-operated or independent-contractor provided tractors will pick up the trailer and deliver the freight to the consignee. Intermodal service is generally less costly than using one of our own trucks for such movements, but other factors also influence our decision to utilize intermodal services. During 2004, the number of intermodal full-truckload shipments increased by 10%, as many of our normally full-truckload trucks were occupied in handling LTL freight. These factors contributed to our increase of intermodal services in the transport of full-truckload freight.
When fuel prices escalate, as they have during 2002 through 2004, we add fuel adjustment charges to the rates we bill to our customers. Independent contractors are responsible for payment for the fuel used by their trucks in transporting freight for our customers. For shipments that are transported by independent contractors, we pass through to the contractor any fuel adjustments charges that are to be paid to us by the customer. This practice added $9.0 million $4.6 million and $2.1 million, respectively, to our purchased transportation expense during 2004, 2003, and 2002 respectively.
From 2002 through 2004, we have significantly expanded the scope of our freight brokerage, which enables us to better adjust our capability to transport loads offered to us but for which we have no available equipment. When we book an order in our brokerage, we arrange for an unaffiliated licensed trucking company to haul the freight. We set the price to be paid by the customer and bear the risk should the customer fail to pay us for the shipment. We determine which trucking company will haul the load and negotiate with them the fee we will pay, which represents freight brokerage purchased transportation expenses.
Fuel: Fuel expense increased by $12.7 million (26.7%) during 2004 and $7.0 million (17.3%) during 2003, each as compared to the immediately preceding year. During 2004, 2003 and 2002, our fuel expenses were $60.1 million, $47.5 million and $40.4 million, respectively. The following table summarizes and compares the relationship between fuel expense and freight linehaul revenue during each of the years in the three year period ended December 31, 2004:

	2004	2003	2002
Total linehaul and dedicated fleet revenue	$402.2	$369.8	$330.7
Fuel expense	60.1	47.5	40.4
Fuel expense as a percent of total linehaul and dedicated fleet revenue	14.9%	12.8%	12.2%

Most of the increases were related to the price of diesel fuel for our company-operated fleet of tractors and trailers. During 2002, our average price per gallon fell by 5% from 2001 levels, but in 2003 our average price per gallon of diesel fuel increased by about 12.9%, as compared to 2002. During 2004, the average price of diesel fuel increased by an additional 24.2% over the 2002 level, for a cumulative two-year increase of 40.2%.
Because fuel adjustment charges do not fully compensate us for our increased fuel costs, fuel price volatility impacts our profitability. We have in place a number of strategies that mitigate, but do not eliminate, the impact of such volatility. Pursuant to the contracts and tariffs by which our freight rates are determined, those rates in most cases automatically fluctuate as diesel fuel prices rise and fall because of the fuel adjustment charges.
    Factors that prevent us from fully recovering fuel cost increases include the presence of deadhead (empty) miles, tractor engine idling and fuel to power our trailer refrigeration units. Such fuel consumption often cannot be attributable to a particular load and, therefore, there is no revenue to which a fuel adjustment may be applied. Also, our fuel adjustment charges are computed by reference to federal government indices that are released weekly for the price week. When prices are rising, the price we incur in a given week is more than the price the government reports for the preceding week. Accordingly, we are unable to recover the excess of the current week’s actual price to the preceding week’s indexed price.
    With regard to fuel expenses for company-operated equipment, we attempt to further mitigate the impact of fluctuating fuel costs by operating more fuel-efficient tractors and aggressively managing fuel purchasing. Also, owner-operators are responsible for all costs associated with their equipment, including fuel. Therefore, the cost of such fuel is not a direct expense of ours, but to the extent such fuel adjustment charges are passed through by us to owner-operators, fuel price volatility may impact purchased transportation expenses.
    We use computer software to optimize our routing and fuel purchasing. The software enables us to select the most efficient route for a trip. It also assists us in deciding on a real-time basis how much fuel to buy at a particular fueling station.
Supplies and Expenses: Supplies and expenses increased by $8.8 million (18.5%) during 2004 and $4.2 million (9.8%) during 2003, each as compared to the immediately preceding year. The following table summarizes and compares the major components of supplies and expenses for each of the years in the three-year period ended December 31, 2004 (in millions):

Amount of Supplies and Expenses Incurred for	2004	2003	2002
Fleet repairs and maintenance	$17.5	$15.2	$14.4
Freight handling	11.6	9.9	8.0
Driver travel expense	3.1	2.7	2.7
Tires	6.9	6.3	5.5
Terminal and warehouse expenses	6.1	5.1	5.0
Driver recruiting	3.3	3.1	2.7
Other	8.0	5.4	5.1
	$56.5	$47.7	$43.4

    Fleet repairs and maintenance expenses increased by $0.8 million (5.6%) and $2.3 million (15.1%), respectively, during 2003 and 2004, each as compared to the immediately preceding year. The increases are primarily related to repairs and maintenance of our tractor fleet, the replacement cycle of which has been extended since 2002. At the beginning of 2004, 44% of our company-operated tractor fleet was less than one year old. By the end of 2004, only 22% of such tractors were less than one year old. As assets such as tractors age, they become more costly to maintain.
    Although freight handling expenses are present in both our LTL and full-truckload activities, such expenses are mostly LTL-related. The increased level of such costs and terminal and warehouse expense since 2002 is due to the increase in the number of LTL shipments we handled.
    During 2004, other supplies and expense increased by $2.6 million (48.1%) as compared to 2003. The increase is principally attributable to selling general and administrative costs of our freight brokerage operation, the revenue from which increased by 66% during 2004 as compared to 2003.
    Rentals and Depreciation: The total of revenue equipment rent expense and depreciation expense increased by $4.6 million (9.8%) during 2004 and $2.6 million (5.9%) during 2003, each as compared to the immediately preceding year. These fluctuations were due in part to changes in the use of leasing to finance our fleet. Equipment rental includes a component of interest-related expense that is classified as non-operating expense when we incur debt to acquire equipment. Equipment rent and depreciation also are affected by the replacement of less expensive, older model company-operated tractors and trailers with more expensive new equipment.
    In 2002, our tractor replacement cycle was extended. For more than ten years through 2001, our primary tractor manufacturer contracted to repurchase our new trucks at the end of three years of service for an agreed price. During 2001, as the economy softened and demand for new and used trucking assets slackened, the manufacturer found itself with a surplus of used trucks which were difficult to re-sell at prices near the amount the manufacturer had been paying us. Such "sell-back" arrangements have been typical in the trucking industry for many years. In 2002 we agreed to amend our sell-back arrangement. Since then, our tractors have been sold back to the manufacturer under more restrictive terms.
    Also, the trade-back cycle for most of our trucks in service on December 31, 2001 and for trucks delivered to us by this manufacturer after January 1, 2002 was extended by up to 12 months. When we agreed to extend our tractor replacement cycle, the price at which we will sell tractors back to the manufacturer was reduced by an amount that reflects the extension of the cycle. For trucks that were delivered to us before January 1, 2002, there was no significant impact on our periodic equipment rental or depreciation expense resulting from the extended replacement cycle. The lower pre-agreed-to prices for trucks delivered to us after January 1, 2002 resulted in slightly higher monthly rental or depreciation expense over the lives of the trucks.
    In order to help us with the increased cost of maintaining tractors beyond our former 36-month replacement cycle, the manufacturer agreed to extend the warranties on specified major components of the tractors. The more restrictive terms on the trade-back will require that we more closely align our tractor purchases with resales to the manufacturer. We believe that we are not paying more for our new trucks than would be the case if we bought competitive equipment without such a trade-back feature.
    For many years, we have based our trailer depreciation on a seven-year replacement cycle. Based on the results of a study we completed in the third quarter of 2003, beginning in the last three months of 2003, we increased our replacement cycle for owned non-refrigerated trailers from seven to ten years. Owned refrigerated, leased refrigerated and leased non-refrigerated trailers will remain on a seven-year replacement cycle. The change in our service lives of our non-refrigerated trailers reduced our 2003 depreciation expense by about $150,000 from what would have otherwise been reported. The impact on our income for 2004 was approximately $300,000. There was no impact on our diluted per-share earnings for 2003. This change resulted in a $0.01 increase in 2004’s diluted per-share earnings.

Claims and Insurance: Claims and insurance expenses increased by $3.3 million (22.5%) during 2004 and fell by $0.2 million (1.3%) during 2003, each as compared to the immediately preceding year. The following table summarizes and compares the major components of claims and insurance expenses for each of the years in the three-year period ended December 31, 2004 (in millions):

Amount of Claims and Insurance Expense Incurred for	2004	2003	2002
Liability	$13.3	$11.8	$9.3
Cargo	2.3	1.4	2.4
Physical damage, property and other	2.5	1.5	3.2
	$18.1	$14.7	$14.9

    During 2003, our liability and cargo insurance cost per mile driven diminished by 4.2%, as compared to 2002, but such costs per mile increased by approximately 15% during 2004, as compared to 2003. In 2004, the Truckload Carriers Association, an industry association, announced that we had been awarded second place among dozens of companies of size comparable to us in their 2003 annual safety recognition award program.
    During 2004, we engaged the services of independent actuaries to help us improve the process by which we estimate the amount of our claims reserves. Such estimates address the amount of the claims’ settlements as well as legal and other fees associated with attaining such settlements. As a result of the actuarial studies during 2004, we increased our reserves for such claims by approximately $1.5 million. About half of 2004’s increase in per-mile insurance costs was due to this study.
    During 2002, 2003 and the first several months of 2004, we retained the risk for liability claims up to $5 million. As of December 31, 2004, we retained the first $3 million of our liability risk, our insurance company assumes the risk in full above our $3 million deductible to $5 million, the insurance company and we share the risk equally between $5 million and $10 million and we are fully insured above $10 million to $25 million.
    We have accrued for our estimated costs related to our liability claims. When an incident occurs we record a reserve for the incident's estimated outcome. As additional information becomes available, adjustments are made.
    Accrued claims liabilities include all reserves for over the road accidents, work-related injuries, self-insured employee medical expenses and cargo losses. Employee-related insurance costs are included in salaries, wages and related expenses in our statement of income. The actuarial reports issued to us during 2004 provided us with factors we will continue to use to estimate expected costs associated with claims development and claims handling expenses. It is probable that the estimates we have accrued for at any point in time will change in the future.
    Claims and insurance expenses can vary significantly from year to year. The amount of open claims is significant. There can be no assurance that these claims will be settled without a material adverse effect on our financial position or our results of operations.
    Other and Miscellaneous Expense: Gains on the disposition of equipment were between $1.3 and $1.5 million in each of the two years ended December 31, 2003 and 2002. Such gains were $2.2 million during 2004. The amount of such gains depends primarily upon conditions in the market for previously-owned equipment and on the quantity of retired equipment sold.
    We usually pre-arrange the retirement sales value when we accept delivery of a new tractor. Before 2000, the market for used trucking equipment was quite strong. During 2000 and 2001, the market value of previously-owned trucking equipment fell dramatically. The market value of these assets improved somewhat during 2002 and further in 2003, but recovered substantially during 2004. Fluctuations in the market value of our leased equipment do not impact the pre-arranged retirement value of tractors presently in our fleet, but softness in the market for used equipment could diminish future pre-arranged retirement values. That may require us to increase the amount of depreciation and rental expense we incur in 2005 and beyond.
    We do not expect used equipment market prices to alter our current depreciation or rental expense related to trailers, but changes in the trailer market values could impact the amount of gains on sale of trailers in future periods.
    Miscellaneous expenses were $7.2 million, $5.9 million and $4.4 million during 2004, 2003 and 2002, respectively.

    During 2004, we incurred more than $2.0 million in expenses and professional fees associated with our efforts to comply with the internal control provisions of the Sarbanes-Oxley Act of 2002. As of March 2005, such initial compliance efforts were substantially complete. Accordingly, these costs are expected to diminish in the future.
Higher legal and professional fees associated with matters other than the management of liability claims against us also contributed to the higher level of miscellaneous expense since 2001, as did a write-down of intangible assets during 2003. The professional fee increase was related to legal and auditing expenses for general corporate matters and our continuing efforts to comply with new corporate governance and financial reporting requirements. The intangible assets we wrote down were related to trade names and other assets we previously acquired but have now effectively been abandoned.
    Non-Freight Operation: Our non-freight operation consists of AirPro Holdings, Inc. (“AirPro”), a business that sells parts for passenger and commercial vehicle air conditioning systems. For 2004, revenue from our non-freight business fell by 39.3% to $9.7 million from $16.1 million during 2003. Our non-freight operating expenses in 2004 fell by 58.4% when compared with 2003. For the year ended December 31, 2004 AirPro earned an operating profit of $810,000, as compared to losses of $5.4 million during 2003 and $3.3 million during 2002.
During the third and fourth quarters of 2002, our non-freight subsidiary recorded inventory write-downs aggregating $1.9 million. The purpose of these write-downs was to reflect our assets at the lower of our cost or market value, as required by GAAP. Further analysis of such market values was conducted after new management was put in place during the fourth quarter of 2003. The disappointing quantities of the inventory that we were able to sell during 2003 was a primary factor in our decision to dispose of a significant amount of the inventory and reduce our expectation as to the net realizable value of what remained. Accordingly, during the fourth quarter of 2003, we recorded $2.4 million in additional write-downs of our non-freight inventory. We do not presently expect to record further write-downs of our non-freight inventories.
Before 2002, we sold the largest component of our non-freight operations. The business we sold is a dealership engaged in the sale and service of refrigeration equipment and of trailers used in freight transportation. When the sale closed, we received a note receivable from the buyer for $4.1 million and a limited partnership interest in the buyer group to which we assigned an initial value of $1 million. The note must be repaid in three equal installments beginning in December of 2007. In December of 2003, the buyer paid us $1 million in cash as a prepayment of the note. Interest payments are due monthly. We account for our limited partnership interest according to the equity method. The income we accrue from this investment is included in miscellaneous non-operating expenses in our consolidated statements of income.
       Operating Income: Income from operations increased by $10.3 million during 2004 and $5.8 million during 2003, each as compared to the immediately preceding year. The following table summarizes and compares our operating results from our freight and non-freight operations for each of the years in the three-year period ended December 31, 2004 (in thousands):

Operating Income (Loss) from	2004	2003	2002
Freight operations	$16,030	$11,928	$4,059
Non-freight operations	810	(5,381)	(3,329)
	$16,840	$6,547	$730

       Interest and Other: The following table summarizes and compares our interest and other expenses for each of the years in the three-year period ended December 31, 2004 (in thousands):

Amount of Interest and Other (Income) Expense from	2004	2003	2002
Interest expense	$327	$636	$501
Interest income	(56)	(99)	(57)
Equity in earnings of limited partnership	(357)	(288)	(221)
Life insurance and other	(166)	(101)	1,316
	$(252)	$148	$1,539

    Interest expense represents our cost for borrowed funds. Interest income represents our income from invested funds and notes receivable. A major component of our interest and other non-operating income or expense has to do with transactions involving and changes in the net cash surrender value of our life insurance investments. During 2002, transactions involving our life insurance assets resulted in net investment expense of about $0.7 million, as compared to net investment income of $0.9 and $0.7 million during 2003 and 2004, respectively. Our life insurance investments are valued at net cash surrender value (“CSV”).
    Equity in earnings of limited partnership represents our 19.9% share in the earnings of W&B Refrigeration Service Company.
    Pre-Tax and Net Income: For 2004, we earned pre-tax income of $17.1 million as compared to $6.4 million for 2003 and a pre-tax loss of $0.8 million for 2002. During 2004 and 2003, we incurred income tax expense of $6.3 million and $2.1 million, respectively. During 2002, our benefit from income taxes was $4.0 million.
    In certain prior years, we recorded income tax deductions for interest paid on loans against insurance policies as allowed under United States federal tax laws. Due to the uncertainty of such deductions, we maintained a $4 million reserve for the contingent expense that could have resulted from any related tax assessments. During 2002, the risk of a tax assessment had ended, and the reserve for any related expense was no longer required. We therefore reversed the amount of the reserve as a non-recurring reduction of our income tax expense.
    During 2004, 2003, and 2002 we reported net income of $10.8 million, $4.3 million and $3.2 million, respectively.
LIQUIDITY AND CAPITAL RESOURCES
    Debt and Working Capital: Cash from our freight revenue is typically collected between 30 and 50 days after the service has been provided. We continually seek to accelerate our collection of accounts receivable to enhance our liquidity and reduce our debt. Our freight business is highly dependent on the use of fuel, labor, operating supplies and equipment provided by owner-operators. We are typically obligated to pay for these resources within seven to fifteen days after we use them, so our payment cycle is a significantly shorter interval than is our collection cycle. This disparity between cash payments to our suppliers and cash receipts from our customers can create significant needs for borrowed funds to finance our working capital, especially during the busiest time of our fiscal year.
    The associated increase in operating cash flow was used to reduce our debt by $12.0 million during 2004 and to finance increased expenditures for revenue equipment purchased during 2004 as compared to 2003.
    During 2002, we entered into a new credit agreement with two banks. The credit agreement was amended during June 2004 and expires on June 1, 2007. Debt may be secured by our revenue equipment, trade accounts receivable and inventories.
    As of December 31, 2004, we were using $2.0 million of the credit facility for borrowed funds, and $4.8 million as security for letters of credit, for a total utilization of $6.8 million of the $50 million available to us. Accordingly, our remaining availability was $43.2 million at the end of 2004.
    As amended, the credit agreement contains several restrictive covenants, including:

-
The ratio of our annual earnings before interest, taxes, depreciation, amortization, rental and any non-cash expenses from stock option activity ("EBITDAR") to the amount of our annual fixed charges may not be less than 1.2:1.0. Fixed charges generally include interest payments, rental expense, taxes paid and any portion of long-term debt presently due but not paid.

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
-
Our tangible net worth ("TNW") must remain an amount greater than $70 million plus 50% of the positive amounts of our quarterly net income for each fiscal quarter which ends after June 30, 2004. TNW is generally defined as our net shareholders' equity, minus intangible and certain other assets plus 100% of any cash we receive from the issuance of equity securities.

-	We may not enter into a merger or acquire another entity without the prior consent of our banks.
-	The annual amount of our net expenditures for property and equipment may not be more than $35 million after taking into account the amounts we receive from the sale of such assets.
    As of December 31, 2004, we were in compliance with all of our restrictive covenants and we project that our compliance will remain intact during 2005.
    Cash Flows: During 2004, 2003 and 2002 cash provided by operating activities was $40.5 million, $14.2 million and $9.4 million, respectively. As compared to 2003, factors contributing to the $26.4 million improvement in operating cash flows included 2004’s higher net income ($6.5 million), higher depreciation and amortization expense ($5.4 million), higher deferred income tax expense ($3.0 million), higher liability for accounts payable ($7.4 million) and 2004’s higher accrued payroll liability ($4.0 million).

    For discussion of the changes in net income, depreciation, amortization and income taxes, please refer to “Results of Operations” within this item.
    The increase in accounts payable at year-end 2004 as compared to 2003 resulted primarily from the inclusion in accounts payable the liability for two significant accident claims, which were settled during December 2004 but which were paid during January and February 2005. Significantly higher per-gallon diesel fuel prices also impacted our accounts payable to fuel vendors at the end of 2004, as compared to 2003.
    Our increased liability for accrued payroll as of December 31, 2004 as compared to 2003 resulted primarily from a significant increase in the value of our deferred compensation and management incentive bonus programs, as compared to year-end 2003.
    Expenditures for property and equipment totaled $38.8 million in 2004, $31.1 million in 2003 and $24.3 million during 2002. Cash proceeds from the sale of retired equipment were $9.5 million, $9.3 million and $12.7 million during 2004, 2003 and 2002, respectively. In addition, we financed, through operating leases, the addition of revenue equipment valued at approximately $36 million in 2004, $57 million in 2003 and $37 million during 2002.
    Obligations and Commitments:  The table below sets forth information as to the amounts of our obligations and commitments as well as the year in which they will become due (in millions):
Payments Due by Year	Total	2005	2006	2007	2008	2009	After 2009
Debt and letters of credit	$6.8	$--	$--	$6.8	$--	$--	$--
Purchase obligations	12.2	12.2	--	--	--	--	--
Operating leases for
Rentals	82.3	25.7	20.5	13.4	9.4	6.9	6.4
Residual guarantees	9.9	5.1	3.3	1.1	0.4	--	--
Accounts payable	32.0	32.0	--	--	--	--	--
Accrued payroll	9.1	9.1	--	--	--	--	--
	152.3	$84.1	$23.8	$21.3	$9.8	$6.9	$6.4
Deferred compensation
Phantom stock (1)	1.9
Rabbi trust (2)	2.0
Total	$156.2

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

(2)
Represents the obligations of a "grantor" (or "rabbi") trust established in connection with our 401(k) Wrap Plan to hold company assets to satisfy obligations under the Wrap Plan. The trust obligations include approximately 130,000 shares of the company’s common stock and will be cashed out either upon the eligibility of the obligations to be transferred to our 401(k) Savings Plan or upon the retirement of individual wrap plan participants. Accordingly, we are unable to anticipate the year this currently funded amount will be paid in cash or the amount of cash ultimately payable.

As of December 31, 2004 our debt was $2.0 million and letters of credit issued by us for insurance purposes and to equipment leasing companies were $4.8 million.
As of December 31, 2004, we had contracts to purchase tractors and trailers totaling $ 12.2 million during 2005. We expect to lease many of those assets when they are placed into service.
We lease equipment and real estate. Rentals are due under non-cancelable operating leases for facilities, tractors and trailers. Our minimum lease payments and residual guarantees do not exceed 90% of the leased asset’s cost, the lease terms are for fewer years than 75% of the leased asset’s economic life, the leases do not convey ownership to us at the end of the term of the lease and the leases do not contain bargain purchase arrangements. Accordingly, the leases are accounted for as operating leases and rentals are recorded as rent expense over the term of the leases.
Facility and trailer leases do not contain guaranteed residual values in favor of the lessors. Most of the tractors we leased prior to 2003 and many of the tractors we leased since 2002 are leased pursuant to agreements under which we have partially guaranteed the assets end-of lease-term residual value. Tractor leases entered into before 2003 typically have 36-month terms, and tractor leases entered into after 2002 have either 42 or 48-month terms. The portions of the residuals we have guaranteed vary from lessor to lessor. Gross residuals are between 40% and 55% of the leased asset’s historical cost, of which we have guaranteed the first 27% to 40% of the historical cost. The lessors remain at risk for between 13% and 15% of the remainder of such leased asset’s historical cost. Because our lease payments and residual guarantees do not exceed 90% of the tractor’s cost, the leases are accounted for as operating leases and rentals are recorded as rent expense over the term of the leases.
       Offsetting our lease residual guarantees, when our tractors were originally leased, the tractor manufacturer conditionally agreed to repurchase the tractors at the end of the term of the lease. Factors which may limit our ability to recover the amount of the residual guaranty from the manufacturer include specifications as to the physical condition of each tractor, their mechanical performance, each vehicles accumulated mileage, and whether or not we order replacement and additional vehicles from the same manufacturer. The price to be paid by the manufacturer is generally equal to the full amount of the lessor's residual. In addition to residual values, our tractor leases contain fair value purchase options. Our agreement with the tractor manufacturer enables but does not require us to sell the tractors back to the manufacturer at a future date, should we own them at such time, at a predetermined price. In order to avoid the administrative efforts necessary to return leased tractors to the lessor, we typically purchase such tractors from the lessor by paying the residual value and then sell the tractors to the manufacturer. There is no gain or loss on these transactions because the residual value we pay to the lessor is generally equal to the manufacturer’s purchase price.
At December 31, 2004, the amount of our obligations to lessors for residual guarantees did not exceed the amount we expect to recover from the manufacturer.
Most of our $12.2 million commitment to acquire equipment during 2005 relates to tractors. We expect to lease most of these tractors when they are placed into service. We also lease a significant portion of our company-operated trailers. Because trailer leases generally do not involve guaranteed residuals, the lessor is fully at risk for the end-of-term value of the asset.
Our lease commitments for 2005 and beyond include $6.9 million for rentals of tractors owned by two of our officers. Because the terms of these leases with such related parties are more flexible than those governing tractors we lease from unaffiliated lessors, we pay the related parties a premium over the rentals we pay to unaffiliated lessors.
Certain terms of our related-party leases are generally more flexible to us than are leases with unrelated parties. Examples of the more favorable terms include requirements as to insurance, financial covenants and restrictions, the ability to reassign tractors among our various operating fleets and the ability to retire leased assets prior to the maturity of the lease term.
For the last three years, we have also rented from the same officers 45 trailers on a month-to-month basis. The annual rentals we paid pursuant to these related-party trailer leases were approximately $400 thousand during each of the years in the three-year period ended December 31, 2004. Per reference to similar rental agreements in effect between ourselves and unrelated party trailer rental companies, as of December 31, 2004, the annual fair rental value of these trailers was approximately $200 thousand. Our audit committee has approved these transactions.
Depending upon the availability of qualified drivers and the level of customer demand for our services, we may add between 50 and 75 tractors to our company-operated fleet during 2005. In addition, approximately 350 of our oldest company-operated tractors are expected to be replaced during 2005. These expenditures will be financed with internally generated funds, borrowings under available credit agreements and leasing. We expect these sources of capital to be sufficient to finance our operations.

    Off-Balance Sheet Arrangements: Our liquidity is not materially affected by off-balance sheet arrangements. Like many other trucking companies, we often utilize non-cancelable operating leases to finance a portion of our revenue equipment acquisitions. As of December 31, 2004, we leased 915 tractors and 2,203 trailers under operating leases with varying termination dates ranging from January 2005 to December 2011. Vehicles held under operating leases are not carried on our balance sheet, and lease payments for such vehicles are reflected in our income statements in the line item "Revenue equipment rent expense". Our rental expense related to operating leases involving vehicles during 2004, 2003 and 2002 was $31.3 million, $32.2 million and $30.7 million, respectively.
    Other: We own a life insurance policy with a death benefit of more than $20 million on the life of one of our founding shareholders. The insured is 90 years old. We paid annual premiums of $1.3 million during each of the eleven years ending in 2003. The policy's cash surrender value of $4.8 million as of December 31, 2004 is included in other assets on our balance sheet. In the event that a benefit becomes payable under the policy, we would record as income the difference between the benefit and the cash surrender value.
NEW ACCOUNTING PRONOUNCEMENTS
    On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”), which is a revision of Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and amends Statement No. 95, “Statement of Cash Flows”. Under SFAS No. 123R, companies must calculate and record in the income statement the cost of equity instruments, such as stock options, awarded to employees for services received. Pro forma disclosure is no longer permitted. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments. The statement is effective in the first interim or annual reporting period beginning after June 15, 2005.
SFAS No. 123R provides two alternatives for adoption: (i) a modified prospective method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date: or (ii) a modified retrospective method which permits entities to restate prior periods to record compensation cost calculated under SFAS No. 123 for the pro forma disclosure. We plan to adopt SFAS No. 123R using the modified prospective method.
Since we currently account for stock options granted to employees and shares issued under our employee stock purchase plans in accordance with the intrinsic value method permitted under APB Opinion No. 25, no compensation expense is currently recognized. If we continue to issue stock options to our employees, the adoption of SFAS No. 123R could have a significant impact on our results of operations, although it will have no impact on our overall financial position.
The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share-based awards granted in future periods. Had we adopted SFAS No. 123R in a prior period, the impact would approximate the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements.
SFAS No. 123R also requires that tax benefits received by companies in excess of compensation cost be reclassified from operating cash flows to financing cash flows in statements of cash flows. This change in classification will reduce cash flows from operating activities and increase cash flows from financing activities in the periods after adoption. While the amount of this change cannot be estimated at this time, the amount of cash provided by operating activities from such stock-based compensation related tax deductions was $857,000 during 2004 and $168,000 during 2003. No such transactions occurred during 2002.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.
As of December 31, 2004, we held no market risk sensitive instruments for trading purposes.
For purposes other than trading, we held the following market risk sensitive instruments as of December 31, 2004:

Description	Discussion
Long-term debt, $2.0 million	The value of our debt at December 31, 2004 was $2.0 million, which approximates fair market value. Our debt is incurred pursuant to our credit agreement, which matures on May 30, 2007.
Rabbi Trust investment in 130,000 shares of our stock, $1.7 million
Our consolidated financial statements include the assets and liabilities of a Rabbi Trust established to hold the investments of participants in our 401 (k) Wrap Plan. Among such investments at December 31, 2004 were 130,000 shares of our common stock. To the extent that the trust assets are invested in our stock, our future compensation expense and income will be impacted by fluctuations in the market price of our stock.

Cash surrender value of life insurance policies, $6.7 million
The cash surrender value of our life insurance policies is a function of the amounts we pay to the insurance companies, the insurance charges taken by the insurance companies and the investment returns earned by or losses incurred by the insurance company. Changes in any of these factors will impact the cash surrender value of our life insurance policies. Insurance charges and investment performance have a proximate effect on the value of our life insurance assets and on our net income.

We had no other material market risk-sensitive instruments (for trading or non-trading purposes) that would involve significant relevant market risks, such as equity price risk. Accordingly, the potential loss in our future earnings resulting from changes in such market rates or prices is not significant.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
    The following documents are filed as part of this Annual Report on Form 10-K:

    Financial statement schedules are omitted because the information required is included in the consolidated financial statements and the notes thereto.

(a) Financial Statements

Consolidated Balance Sheets Frozen Food Express Industries, Inc. and Subsidiaries As of December 31, (in thousands)
	2004	2003
Assets
Current assets
Cash and cash equivalents	$3,142	$1,396
Accounts receivable, net	57,954	55,094
Inventories	1,818	4,054
Tires on equipment in use	5,157	5,657
Deferred federal income tax	3,473	2,657
Other current assets	9,103	7,464
Total current assets	80,647	76,322

Property and equipment, net	78,039	66,372
Other assets	12,006	12,537
	$170,692	$155,231

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$31,985	$25,045
Accrued claims	13,068	7,195
Accrued payroll	9,070	4,105
Accrued liabilities	2,147	2,907
Total current liabilities	56,270	39,252

Long-term debt	2,000	14,000
Deferred federal income tax	8,551	2,878
Accrued claims	6,825	15,047
	73,646	71,177

Shareholders' equity
Par value of common stock (17,653 and 17,281 shares issued)	26,480	25,921
Capital in excess of par value	2,518	1,097
Retained earnings	68,603	57,849
	97,601	84,867
Less - Treasury stock (130 and 195 shares), at cost	555	813
Total shareholders' equity	97,046	84,054
	$170,692	$155,231

See accompanying notes to consolidated financial statements.
****************************************************

Consolidated Statements of Income
Frozen Food Express Industries, Inc. and Subsidiaries
Years ended December 31,
(in thousands, except per share amounts)

	2004	2003	2002
Revenue
Freight revenue	$464,689	$405,901	$348,729
Non-freight revenue	9,741	16,073	12,129
	474,430	421,974	360,858
Costs and expenses
Salaries, wages and related expenses	123,298	117,453	106,162
Purchased transportation	125,860	107,246	84,650
Fuel	60,124	47,451	40,441
Supplies and expenses	56,488	47,672	43,430
Revenue equipment rent	31,388	32,175	30,711
Depreciation	19,899	14,529	13,374
Communications and utilities	4,016	4,095	3,934
Claims and insurance	18,056	14,739	14,938
Operating taxes and licenses	4,544	3,985	4,168
Gain on disposition of equipment	(2,184)	(1,317)	(1,505)
Miscellaneous expense	7,170	5,945	4,367
	448,659	393,973	344,670
Non-freight costs and operating expenses	8,931	21,454	15,458
	457,590	415,427	360,128
Income from operations	16,840	6,547	730
Interest and other (income) expense	(252)	148	1,539
Income (loss) before income tax	17,092	6,399	(809)
Income tax provision (benefit)	6,338	2,129	(3,985)
Net income	$10,754	$4,270	$3,176
Net income per share of common stock
Basic	$.62	$.25	$.19
Diluted	$.59	$.24	$.19

See accompanying notes to consolidated financial statements.
****************************************************

Consolidated Statements of Cash Flows Frozen Food Express Industries, Inc. and Subsidiaries Years ended December 31, (in thousands)
	2004	2003	2002
Cash flows from operating activities
Net income	$10,754	$4,270	$3,176
Non-cash items involved in net income
Depreciation and amortization	24,966	19,593	19,615
Provision for losses on accounts receivable	2,078	2,655	1,858
Deferred income tax	4,857	1,889	(15)
Gain on disposition of equipment	(2,184)	(1,317)	(1,505)
Provision for losses on inventory	91	2,385	1,903
Non-cash contributions to employee benefit plans	454	604	641
Non-cash investment income	(357)	(288)	(221)
Income tax benefit of stock options exercised	857	168	-
Change in assets and liabilities, net of divestiture
Accounts receivable	(4,938)	(14,058)	(6,997)
Inventories	2,145	585	(1,518)
Tires on equipment in use	(4,884)	(5,523)	(4,868)
Other current assets	(2,073)	642	(3,429)
Accounts payable	6,072	1,659	1,432
Accrued claims and liabilities	(2,349)	(1,140)	3,090
Accrued payroll and other	5,044	2,045	(3,790)
Net cash provided by operating activities	40,533	14,169	9,372

Cash flows from investing activities
Proceeds from divestiture	258	1,156	--
Expenditures for property and equipment	(38,794)	(31,130)	(24,334)
Proceeds from sale of property and equipment	9,522	9,326	12,745
Other	1,300	(886)	(1,788)
Net cash used in investing activities	(27,714)	(21,534)	(13,377)

Cash flows from financing activities
Borrowings	43,000	47,200	40,700
Payments against borrowings	(55,000)	(39,200)	(36,700)
Capital leases	--	(2,562)	(370)
Proceeds from capital stock transactions	2,062	480	--
Purchases of treasury stock	(1,135)	(18)	--
Net cash (used in) provided by financing activities	(11,073)	5,900	3,630

Net increase (decrease) in cash and cash equivalents	1,746	(1,465)	(375)
Cash and cash equivalents at beginning of year	1,396	2,861	3,236
Cash and cash equivalents at end of year	$3,142	$1,396	$2,861
See accompanying notes to consolidated financial statements.
****************************************************

Consolidated Statements of Shareholders' Equity
Frozen Food Express Industries, Inc. and Subsidiaries
Three Years Ended December 31, 2004
(in thousands)

	Common Stock		Capital In
	Shares	Par	Excess	Retained	Treasury Stock
	Issued	Value	of Par	Earnings	Shares	Cost	Total
December 31, 2001	17,281	$25,921	$3,753	$50,403	845	$5,501	$74,576
Net income	--	--	--	3,176	--	--	3,176
Treasury stock reissued	--	--	(1,184)	--	(258)	(1,982)	798
December 31, 2002	17,281	25,921	2,569	53,579	587	3,519	78,550
Net income	--	--	--	4,270	--	--	4,270
Treasury stock reacquired	--	--	--	--	5	18	(18)
Treasury stock reissued	--	--	(719)	--	(206)	(1,323)	604
Exercise of stock options	--	--	(921)	--	(191)	(1,401)	480
Income tax benefit of stock options exercised	--	--	168	--	--	--	168
December 31, 2003	17,281	25,921	1,097	57,849	195	813	84,054
Net income	--	--	--	10,754	--	--	10,754
Treasury stock reacquired	--	--	--	--	167	1,243	(1,243)
Treasury stock reissued	--	--	37	--	(102)	(525)	562
Exercise of stock options	372	559	527	--	(130)	(976)	2,062
Income tax benefit of stock options exercised	--	--	857	--	--	--	857
December 31, 2004	17,653	$26,480	$2,518	$68,603	130	$555	$97,046

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
    Accounts Receivable - We extend trade credit to our customers who are primarily located in the United States. Accounts receivable from customers are stated net of estimated allowances for doubtful accounts of $3.0 million and $3.2 million as of December 31, 2004 and 2003, respectively. We generally write off receivables that become aged more than 360 days from the date we recognized the revenue.
    Inventories - Inventories are valued at the lower of cost (principally weighted average cost) or market and primarily consist of finished products which are ready for resale by our non-freight operation. During 2004, 2003 and 2002, we recorded lower of cost or market write-downs of our inventories aggregating $0.1 million, $2.4 million and $1.9 million, respectively.

    Tires - We record the cost of tires purchased with vehicles and replacement tires as a current asset. Tires are then recorded to expense on a per-mile basis. The number of miles over which a tire is amortized depends on a variety of factors, including but not limited to the type of tire involved (recap or original tread) and the position of the tire (steering, tractor drive, axle or trailer). Steering tires tend to be shorter-lived (75,000 to 100,000 miles) than do original tread drive-axle (100,000 to 150,000 miles) or original tread trailer tires (125,000 to 150,000 miles). Recaps generally have a service life of about two-thirds as many miles as the similarly-positioned original tread tires. For safety reasons, we do not utilize recaps as steering tires.
    Accrued Claims - We record an expense equal to our estimate of our liability for personal or work-related injury and cargo claims at the time an event occurs. If additional information becomes available, we then determine whether our estimate should be revised.
Revenue and Expense Recognition - Freight revenue and associated direct operating expenses are recognized on the date the freight is picked up from the shipper in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue No. 91-9 “Revenue and Expense Recognition for Freight Services in Progress” (“EITF No. 91-9”).
One of the preferable methods outlined in EITF No 91-9 provides for the allocation of revenue between reporting periods based on relative transit time in each reporting period with expense recognized as incurred. Changing to this method would not have a material impact on our quarterly or annual financial statements.
We are the sole obligor with respect to the performance of our freight services and we assume all of the related credit risk. Accordingly, our freight revenue and our related direct expenses are recognized on a gross basis. Payments we make to independent contractors and others for the use of their trucks in transporting freight are typically calculated based on the gross revenue generated by their trucks. Such payments to independent contractors and others are recorded as purchased transportation expense.
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
    Long-Lived Assets - We periodically evaluate whether the remaining useful life of our long-lived assets may require revision or whether the remaining unamortized balance is recoverable. When factors indicate that an asset should be evaluated for possible impairment, we use an estimate of the asset's undiscounted cash flow in evaluating whether an impairment exists. If an impairment exists, the asset is written down to net realizable value.
    Included in other noncurrent assets is the cash surrender value of life insurance policies and related investments, among which is a policy we own with a cash surrender value of $4.8 million and a death benefit of more than $20 million insuring the life of one of our founding shareholders.
    Prior Period Amounts -  Our freight brokerage provides freight transportation services to customers using third-party trucking companies. Prior to the fourth quarter of 2004, we had reported freight brokerage’s revenue net of the purchased transportation expense paid to such third parties. Beginning in the fourth quarter of 2004, we revised amounts previously reported by reclassifying the related purchased transportation expense as an operating expense for all prior periods. The reclassification, which increased freight revenue and operating expenses by $12.7 million and $6.2 million for 2003 and 2002, respectively, had no impact on the amount of, or the trends displayed regarding, our operating income, net income, cash flows, or financial position for any period. Certain other prior period amounts have also been reclassified to conform with the current year presentation.

    Stock-Based Compensation - We apply Accounting Principles Board Opinion No. 25 and related interpretations to account for our stock options. Accordingly, no expense has been recognized for stock option grants to employees. Had we elected to apply FASB Statement of Financial Accounting Standards ("SFAS") No. 123 to account for our stock options, our net income and diluted net income per share of common stock for 2004, 2003 and 2002 would have been as follows:

Pro Forma Impact on Net Income (in millions)	2004	2003	2002
As reported	$10.8	$4.3	$3.2
Impact of SFAS No. 123	(0.7)	(0.3)	(0.7)
	$10.1	$4.0	$2.5

Pro Forma Impact on Basic Net Income per share	2004	2003	2002
As reported	$.62	$.25	$.19
Impact of SFAS No. 123	(.03)	(.02)	(.05)
	$.59	$.23	$.14

Pro Forma Impact on Diluted Net Income per share	2004	2003	2002
As reported	$.59	$.24	$.19
Impact of SFAS No. 123	(.03)	(.02)	(.05)
	$.56	$.22	$.14

    In calculating the above amounts, we assumed that expenses from employee stock options would accrue over each option's vesting period. The fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted average assumptions:

	2004	2003	2002
Risk-free interest rate	3.61%	4.12%	4.88%
Dividend yield	-	--	--
Volatility factor	.445	.404	.464
Expected life (years)	4.0	7.0	7.0

    The Black-Scholes model uses highly subjective assumptions. This model was developed for use in estimating the value of options that have no restrictions on vesting or transfer. Our stock options have such restrictions. Therefore, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our stock options.
2. Accounts Receivable
    Our accounts receivable are shown net of our estimate of accounts that will not be paid by our customers. A summary of the activity in our allowance for such doubtful accounts receivable from customers is as follows (in millions):

	2004	2003	2002
Balance at January 1	$3.2	$2.2	$4.3
Current year provision	2.1	2.7	1.9
Accounts charged off and other	(2.3)	(1.7)	(4.0)
Balance at December 31	$3.0	$3.2	$2.2

    We generally base the amount of our reserve upon the age (in months) of our receivables from a specific customer. When we determine that it is probable that we will not be paid for an outstanding invoice, we charge the invoice against our allowance for doubtful accounts.
3. Property and Equipment
    We calculate our depreciation expense using the straight-line method. Repairs and maintenance are charged to expense as incurred. Property and equipment is shown at historical cost and consists of the following as of December 31, 2004 and 2003 (dollar amounts in thousands):

			Estimated
			Useful Life
	2004	2003	(Years)
Land	$4,025	$4,036	--
Buildings and improvements	16,851	17,081	20 - 30
Revenue equipment	91,072	70,316	2 - 10
Service equipment	14,887	16,586	2 - 20
Computer, software and related equipment	23,474	22,776	3 - 12
	150,309	130,795
Less accumulated depreciation	72,270	64,423
	$78,039	$66,372

    For many years, we had based all of our trailer depreciation on a seven-year replacement cycle. Based on the results of a study we completed during 2003, beginning in the last three months of 2003, we increased our replacement cycle for owned non-refrigerated trailers from seven to ten years. This change reduced our 2004 and 2003 depreciation expense by about $300,000 and $150,000, respectively, from what would have otherwise been reported. Our 2003 diluted per-share earnings were not impacted by the change, but our 2004 diluted earnings per share would have been reduced by $0.01 had we not made this change.
4. Long-Term Debt
    As of December 31, 2004, we had a $50 million secured line of credit pursuant to a revolving credit agreement with two commercial banks. Interest is due monthly. We may elect to borrow at a daily interest rate based on the bank's prime rate or for specified periods of time at fixed interest rates which are based on the London Interbank Offered Rate in effect at the time of a fixed rate borrowing. At December 31, 2004, $2.0 million was borrowed against this facility, and an additional $4.8 million was being used as collateral for letters of credit. Accordingly, approximately $43.2 million was available under the agreement. To the extent that the line of credit is not used for borrowings or letters of credit, we pay a commitment fee to the banks.
    Loans may be secured by liens against our inventory, trade accounts receivable and over-the-road trucking equipment. The agreement also contains a pricing "grid" where increased levels of profitability and cash flows or reduced levels of indebtedness can reduce the rates of interest expense we incur. The agreement restricts, among other things, payments of cash dividends, repurchases of our stock and our capital expenditures. The amount we may borrow under the facility may not exceed the lesser of $50 million, as adjusted for letters of credit and other debt as defined in the agreement, a borrowing base or a multiple of a measure of cash flow as described in the agreement. The agreement expires on June 1, 2007, at which time loans and letters of credit will become due. As of December 31, 2004, we were in compliance with the terms of the agreement.
    Total interest payments under the credit line during 2004 were approximately $375,000. Such interest payments were approximately $500,000 during both 2003 and 2002. The weighted average interest rate we incurred on our debt during 2004 and 2003 was 3.8% and 3.5%, respectively.

5. Income Taxes
    Our income tax provision (benefit) consists of the following (in thousands):

	2004	2003	2002
Current provision (benefit)
Federal	$1,630	$--	$(3,960)
State	95	240	(10)
Deferred provision (benefit)
Federal	4,322	1,889	(15)
State	291	--	--
Total provision (benefit)	$6,338	$2,129	$(3,985)

    State income tax is presented net of the related federal tax benefit. During 2004, we paid federal and state income taxes of $2.2 million. We paid no federal income tax during 2003 or 2002. Realization of our deferred tax assets depends on our ability to generate sufficient taxable income in the future. We anticipate that we will be able to realize our deferred tax assets in future years. Changes between December 31, 2003 and 2004 in the primary components of the net deferred tax asset or (liability) were (in thousands):

	2003	Activity	2004
Deferred tax assets
Accrued claims	$7,232	$(11)	$7,221
Net operating loss	1,818	(1,818)	--
Allowance for bad debts	1,225	(132)	1,093
Other	1,959	191	2,150
	12,234	(1,770)	10,464

Deferred tax liabilities
Prepaid expense	(2,488)	827	(1,661)
Property and equipment	(9,967)	(3,914)	(13,881)
	(12,455)	(3,087)	(15,542)
	$(221)	$(4,857)	$(5,078)

    Differences between the statutory federal income tax provision (benefit) are as follows (in thousands):

	2004	2003	2002
Income tax provision (benefit) at statutory federal rate	$5,982	$2,240	$(283)
Non-taxable life insurance (income) expense	(282)	(308)	242
Reversal of reserve for taxes	--	--	(3,960)
State income taxes and other	638	197	16
	$6,338	$2,129	$(3,985)

    For 2002, we reported a benefit from income taxes of $4.0 million. In certain prior years, we recorded income tax deductions for interest paid on loans against insurance policies as allowed under the United States federal tax laws. Due to the uncertainty of such deductions, we maintained a $4.0 million reserve for the contingent expense that could have resulted from any related tax assessments. During 2002, the risk of a tax assessment had ended, and the reserve for any related expense was no longer required. We therefore reversed the amount of the reserve as a non-recurring reduction of our income tax expense.

6. Commitments and Contingencies
       We lease real estate and equipment. The aggregate future minimum rentals under non-cancelable operating leases at December 31, 2004 were (in millions):

	Third Parties	Related Parties	Total
2005	$23.8	$1.9	$25.7
2006	18.7	1.8	20.5
2007	11.9	1.5	13.4
2008	8.2	1.2	9.4
2009	6.4	0.5	6.9
After 2009	6.4	--	6.4
Total	$75.4	$6.9	$82.3

    Rentals are due under non-cancelable operating leases for facilities, tractors and trailers. Facility and trailer leases do not contain guaranteed residual values in favor of the lessors. Most of the tractors we leased prior to 2003 and many of the tractors we leased since 2002 are leased pursuant to agreements under which we have partially guaranteed the assets end-of-term residual value. Tractor leases entered into before 2003 typically have 36-month terms, and tractor leases entered into after 2002 have either 42 or 48-month terms. The portions of the residuals we have guaranteed vary among lessors. Gross residuals are between 40% and 55% of the leased asset’s historical cost, of which we have guaranteed the first 27% to 40% of the historical cost. The lessors remain at risk for between 13% and 15% of the remainder of such leased asset’s historical cost. Because our lease payments and residual guarantees do not exceed 90% of the tractor’s cost, the leases are accounted for as operating leases and rentals are recorded as rent expense over the term of the leases.
    As of December 31, 2004, we had partially guaranteed the residual value of certain leased tractors totaling $9.9 million pursuant to leases with remaining lease terms that range from one month to three years. Our estimates of the fair market values of such tractors exceed the guaranteed values. Consequently, no provision has been made for any losses related to such guarantees. Although such guarantees are fully recoverable from their manufacturer to the extent that additional and replacement tractors are purchased from the same supplier as the related tractors, we have not considered such future recoverability in our evaluation of the market value of the tractors for which we have guaranteed residuals to the lessors involved. Factors which may limit our ability to recover the amount of the residual guaranty from the manufacturer include specifications as to the physical condition of each tractor, their mechanical performance, each vehicles accumulated mileage, and whether or not we order replacement and additional vehicles from the same manufacturer.
    Related parties involve tractors leased from two of our officers under non-cancelable operating leases. Because the terms of our leases with related parties are more flexible than those involving tractors we lease from unaffiliated lessors, we pay the officers a premium over the rentals we pay to unaffiliated lessors. Of the 915 tractors we were leasing as of December 31, 2004, 111 were leased from related parties. The average monthly rent per tractor leased from related parties was 8.5% higher than such rentals for tractors we leased from unrelated parties as of December 31, 2004. For 2004, 2003 and 2002, payments to officers under these leases were $1.8 million, $1.4 million and $1.5 million, respectively. On average, as of December 31, 2004, the annualized cost of such related party tractor leases was approximately $150 thousand more than it would have been had the assets been leased from unrelated parties.
    For the last three years, we have also rented from the same officers 45 trailers on a month-to-month basis. The annual rentals we paid pursuant to these related-party trailer leases were approximately $400 thousand during each of the years in the three-year period ended December 31, 2004. Per reference to similar rental agreements in effect between ourselves and unrelated party trailer rental companies, as of December 31, 2004, the annual fair rental value of these trailers was approximately $200 thousand. Our audit committee has approved these transactions.
    At December 31, 2004, we had commitments of approximately $12.2 million for the expected purchase of revenue equipment during 2005. We will determine whether or not to lease those assets at the time they are placed into service.

     Included in current and noncurrent accrued claims are estimated costs related to public liability, cargo and work-related injury claims. When an incident occurs we record a reserve for the incident's estimated outcome. As additional information becomes available, adjustments are often made. Accrued claims liabilities include all such reserves and our estimate for incidents which have been incurred but not reported. It is probable that the estimate we have accrued for at any point in time will change. At December 31, 2004, we had established $4.8 million of irrevocable letters of credit in favor of service providers and pursuant to certain insurance and leasing agreements.
    During 2004, we engaged for the first time the services of independent actuaries to help us improve the process by which we estimate the amount of our claims reserves. Such estimates address the amount of the claims’ settlements as well as legal and other fees associated with attaining such settlements. As a result of the actuarial studies during 2004, we increased our reserves for such claims by approximately $1.5 million.
7. Non-cash Financing and Investing Activities
    During 2004, 2003 and 2002, we funded contributions to a SERP and our 401(k) Savings Plan by transferring approximately 102,000, 181,000 and 276,000 shares, respectively, of treasury stock to the Plan trustees. We recorded expense for the fair market value of the shares, which at the time of the contributions, was $454,000 for 2004, $604,000 for 2003 and $641,000 for 2002.
    During 2004, two non-executive officers of our primary operating subsidiary exchanged shares of common stock, which they had owned for more than one year as consideration for the exercise of stock options, as permitted by our stock option plans. The value of the shares exchanged was $108,000.
    During 2002, we entered into capital lease agreements in connection with some of our trucks valued at $3 million, of which we had paid $0.4 million as of December 31, 2002. The remainder was paid during 2003. Since 2002, we engaged in no capital lease transactions.
    As of December 31, 2004 and 2003, other current assets included $259,000 and $552,000, respectively, from the sale of equipment retired and sold in those years and accounts payable included $1,286,000 and $1,457,000, respectively, related to capital expenditures.
    During 2001, we sold W&B Refrigeration Service Company, the largest component of our non-freight business. In addition to $6.8 million cash the buyer paid us, the buyer executed a note payable to us for $4.1 million and assumed liabilities of the business amounting to $2.8 million. The buyer repaid $1.0 million of the note to us in cash during December 2003. We continue to own a 19.9% share of the business. We account for our investment in the buyer by the equity method. The amount of that investment, which is included in other assets on our balance sheet, was $1.5 million and $1.4 million, respectively, at December 31, 2004 and 2003. During 2004, 2003 and 2002, our equity in the earnings of the buyer was $357,000, $288,000 and $221,000, respectively. These amounts are included in miscellaneous non-operating income in our statements of income. Cash distributions to us from the buyer’s earnings were $258,000 for 2004 and $156,000 for 2003. We received no such cash distributions during 2002.
8. Shareholders' Equity
    Since before 2002 there have been authorized 40 million shares of our $1.50 par value common stock.
    Our stock option plans provide that options may be granted to officers and employees at our stock's fair market value on the date of grant and to our non-employee directors at the greater of $1.50 or 50% of the market value at date of grant. Options may be granted for 10 years following plan adoption. Options generally vest after one year and expire 10 years after a grant. During 2002, our shareholders adopted our 2002 Incentive and Non-Statutory Option Plan and reserved 850,000 shares of our common stock for issuances under that plan. During 2004, our shareholders approved a resolution to increase the number of such reserved shares to 1.7 million.

    The following tables summarize information regarding stock options for each of the years in the three-year period ended December 31, 2004 (in thousands, except price and periodic amounts):

	2004	2003	2002
Options outstanding at beginning of year	3,038	2,873	2,416
Cancelled	(78)	(120)	(391)
Granted	572	476	848
Exercised	(502)	(191)	--
Options outstanding at end of year	3,030	3,038	2,873

Exercisable options	2,342	2,151	1,262
Year-end weighted average remaining life of options (years)	6.0	6.4	7.0
Options available for future grants	702	415	871
Expense from director stock options	$40	$18	$10
Weighted average price of options:
Cancelled during year	$8.24	$7.04	$7.14
Granted during year	$6.62	$2.34	$2.07
Exercised during year	$4.07	$2.51	$--
Outstanding at end of year	$5.12	$4.74	$5.09
Exercisable at end of year	$4.58	$4.51	$4.77

    The range of prices and certain other information about our stock options as of December 31, 2004 is presented in the following table:

	Options Priced Between
For all options	$1.50- $5.00	$5.01- $8.00	$8.01- $12.00	Total
Number of options outstanding (in thousands)	1,508	897	625	3,030
Weighted average remaining contractual life (years)	6.7	7.1	2.8	6.0
Weighted average exercise price	$2.48	$6.72	$9.22	$5.12
For exercisable options only
Number of exercisable options (in thousands)	1,494	295	553	2,342
Weighted average exercise price	$2.48	$6.64	$9.14	$4.58

    We sponsor a Supplemental Executive Retirement Plan ("SERP") for the benefit of certain "highly compensated" personnel (as determined in accordance with the Employee Retirement Income Security Act of 1974). The SERP's investment income, assets and liabilities which are contained in a rabbi trust, are included in our consolidated financial statements. As of December 31, 2004, there were 130,000 shares remaining in the trust. Consistent with the FASB’s Emerging Issues Task Force (“EITF”) issue 97-14, the shares of our common stock held in a rabbi trust are accounted for as treasury stock until SERP participants elect to liquidate the stock. During 2004, SERP participants liquidated 43,000 shares from the rabbi trust.
    We have in place a rights agreement that authorizes a distribution to our shareholders of one common stock purchase right for each outstanding share of our common stock. Rights become exercisable if certain events generally relating to a change of control occur. Rights initially have an exercise price of $11.00. If such events occur, the rights will be exercisable for a number of shares having a market value equal to two times the exercise price of the rights. We may redeem the rights for $.001 each. The rights will expire in 2010, but the rights agreement is subject to review every three years by an independent committee of our Board of Directors.
9. Savings Plan
    We sponsor retirement plans for our employees. Our contributions to the plans are determined by reference to voluntary contributions made by each of our employees. Additional contributions are made at the discretion of the Board of Directors. During each of the years in the three-year period ended December 31, 2004, we have made our contributions with shares of our treasury stock. During 2004, 2003 and 2002, respectively, we contributed 102,000, 132,000 and 201,000 shares of our treasury stock valued at $454,000, $441,000 and $468,000 to the plans.

10. Net Income Per Share of Common Stock
    Our basic net income per share was computed by dividing our net income by the weighted average number of shares of common stock outstanding during the year. The table below sets forth information regarding weighted average basic and diluted shares for each of the years in the three-year period ended December 31, 2004 (in thousands):

Weighted average number of	2004	2003	2002
Basic shares	17,219	16,829	16,576
Common stock equivalents (“CSEs”)	905	1,010	162
Diluted shares	18,124	17,839	16,738
Antidilutive shares excluded	467	1,255	2,135

    All CSEs result from stock options. For each year we excluded antidilutive shares from our calculation of CSEs because their exercise prices exceeded the market price of our stock, which would have caused further anti-dilution.
11. Operating Segments
    We have two reportable operating segments. The larger segment consists of our motor carrier operations, which are conducted in a number of divisions and subsidiaries, and which are similar in nature. We report all motor carrier operations as one segment.
    Our non-freight segment, of which we own 100%, engages in the sale and service of air conditioning and refrigeration components. Presented below is financial information regarding our operating segments for each of the years in the three-year period ended December 31, 2004 (in millions):
	2004	2003	2002
Freight operations
Total revenue	$464.7	$405.9	$348.7
Operating income	16.0	11.9	4.1
Total assets	173.9	157.9	136.6
Non-freight operations
Total revenue	$9.7	$16.1	$12.1
Operating income (loss)	0.8	(5.4)	(3.3)
Total assets	11.5	12.8	18.2
Intercompany eliminations
Revenue	$--	$--	$--
Total assets	(14.7)	(15.5)	(17.4)
Consolidated
Revenue	$474.4	$422.0	$360.8
Operating income	16.8	6.5	0.8
Total assets	170.7	155.2	137.4
****************************************************

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Frozen Food Express Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Frozen Food Express Industries, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frozen Food Express Industries, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Frozen Food Express Industries, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 21, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting because of the existence of material weaknesses.

/s/ KPMG LLP

Dallas, Texas
March 21, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Frozen Food Express Industries, Inc.:

We have audited Management’s Report on Internal Control Over Financial Reporting, appearing under item 9A(b), that Frozen Food Express Industries, Inc. and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management's assessment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment as of December 31, 2004:

a)
As of December 31, 2004, the Company’s control activity, which intended to reconcile differences between the book and tax bases of each component of the Company’s consolidated balance sheet with amounts recorded as deferred tax assets and liabilities, was not operating effectively. Proper execution of this control activity served to ensure that deferred tax assets and liabilities, and the corresponding income tax expense, are properly recorded in the Company’s consolidated financial statements. As a result of this deficiency, errors in accounting for income taxes were identified and corrected prior to the issuance of the 2004 financial statements.

b)
Second, management’s review of certain year-end accruals was not effective as of December 31, 2004. Specifically, this review did not identify two accrual accounts that were not adequately supported by sufficient and appropriate documentation. As a result, errors in the accounting for accrued liabilities and operating expenses were identified and corrected prior to the issuance of the 2004 financial statements.

c)
Third, the Company’s control to ensure the accurate disclosure of operating lease commitments in the footnotes to the Company’s consolidated financial statements was not operating effectively as of December 31, 2004. As a result, errors in the footnote disclosure of lease commitments were identified and corrected prior to the issuance of the 2004 financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Frozen Food Express Industries, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 21, 2005, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, management's assessment that Frozen Food Express Industries, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP

Dallas, Texas
March 21, 2005

Unaudited Quarterly Financial Data

    Information regarding our quarterly financial performance is as follows (in thousands, except per share amounts):
2004	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$474,430	$108,931	$118,138	$123,121	$124,240
Income from operations	16,840	3,290	5,019	4,817	3,714
Net income	10,754	1,940	3,492	3,520	1,802
Net income per share of common stock
Basic	$.62	$.11	$.20	$.20	$.10
Diluted	$.59	$.11	$.19	$.20	$.10
2003	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$421,974	$94,364	$106,561	$111,962	$109,087
Income (loss) from operations	6,547	(518)	2,363	3,516	1,186
Net income (loss)	4,270	(668)	2,547	1,705	686
Net income (loss) per share of common stock
Basic	$.25	$(.04)	$.15	$.10	$.04
Diluted	$.24	$(.04)	$.15	$.10	$.04
                Certain prior period amounts have been reclassified to conform with current period presentations.

    Net income (loss) per share of common stock is computed independently for each quarter presented and is based on the average number of common and equivalent shares for the quarter. The computation of common equivalent shares is affected by changes in the market price of the company's stock. The sum of the quarterly net income per share of common stock in a year may not equal the total for the year, primarily due to changes in the price of the company's stock during the year.
During the fourth quarter of 2003, we recorded lower of cost or market write-downs of inventories owned by our non-freight subsidiary of $2.4 million.
ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
    None.
ITEM 9A. Controls and Procedures.
    (a) Disclosure Controls and Procedures: As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and the operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2004, because of the material weaknesses discussed below.
    (b) Management’s Report on Internal Control over Financial Reporting: Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004.  In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control - Integrated Framework.
    As a result of this assessment, management identified three deficiencies that individually constitute material weaknesses as defined by the Public Company Accounting Oversight Board’s Accounting Standard No. 2. These material weaknesses are as follows:

(i)
As of December 31, 2004, the Company’s control activity, which intended to reconcile differences between the book and tax bases of each component of the Company’s consolidated balance sheet with amounts recorded as deferred tax assets and liabilities, was not operating effectively. Proper execution of this control activity served to ensure that deferred tax assets and liabilities, and the corresponding income tax expense, are properly recorded in the Company’s consolidated financial statements. As a result of this deficiency, errors in accounting for income taxes were identified and corrected prior to the issuance of the 2004 financial statements.

(ii)
Second, management’s review of certain year-end accruals was not effective as of December 31, 2004. Specifically, this review did not identify two accrual accounts that were not adequately supported by sufficient and appropriate documentation. As a result, errors in the accounting for accrued liabilities and operating expenses were identified and corrected prior to the issuance of the 2004 financial statements.

(iii)
Third, the Company’s control to ensure the accurate disclosure of operating lease commitments in the footnotes to the Company’s consolidated financial statements was not operating effectively as of December 31, 2004. As a result, errors in the footnote disclosure of lease commitments were identified and corrected prior to the issuance of the 2004 financial statements.

    Because of the material weaknesses described above, our management has concluded that, as of December 31, 2004, our internal controls over financial reporting were not effective. KPMG LLP has issued an attestation report on our management’s assessment of our internal control over financial reporting.
    (c) Changes in Internal Controls Over Financial Reporting:  As part of our ongoing analysis of internal controls over financial reporting and the issues identified above, management has made and is making changes to our internal controls. These changes include recruiting to increase staffing in certain areas of the financial organization, redeploying key personnel, strengthening of controls over the accounting for certain accounting estimates, formalizing accounting procedures, establishing additional monitoring controls, and the retaining of an independent accounting firm to assist with the income tax preparation and controls. Other than the changes discussed above, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. Other Information.
    None.
PART III
ITEM 10. Directors and Executive Officers of the Registrant.
    In accordance with General Instruction G to Form 10-K, the information required by Item 10 is incorporated herein by reference from the portion of our Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2005, appearing under the captions "Nominees for Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance". We adopted our Code of Business Conduct and Ethics which is attached as exhibit 14.1 to this Annual Report on Form 10-K.
ITEM 11. Executive Compensation.
    In accordance with General Instruction G to Form 10-K, the information required by Item 11 is incorporated herein by reference from the portions of our Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2005, appearing under the captions "Executive Compensation" and "Transactions with Management and Directors".

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
    The following table provides information concerning all of our equity compensation plans as of December 31, 2004. Specifically, the number of shares of common stock subject to outstanding options, warrants and rights and the exercise price thereof, as well as the number (in thousands) of shares of common stock available for issuance under all of our equity compensation plans.

	No. of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A) (c)
Equity compensation plans approved by security holders	2,252	$3.82	702
Equity compensation plans not approved by security holders	778	$8.88	---
Total	3,030	$5.12	702

    Pursuant to our Employee Stock Option Plan (the "Plan") we issued non-qualified stock options to substantially all of our employees (except officers) in 1997, 1998 and 1999. All grants under the Plan were at market value on the date of the grant and generally do not vest for five years following the grant at which time they are 60% vested and are 100% vested after seven years. As of December 31, 2004, there were 778,000 options outstanding under the Plan of which 651,000 were exercisable. Because our officers did not participate in the Plan, no shareholder notification of the Plan was required. As of December 31, 2004, the weighted average exercise price of options outstanding under the Plan was $8.88. The Plan terminated on July 1, 2001 and no additional grants are permitted under the Plan.
We have change in control agreements with our executive officers. Pursuant to those agreements, in the event of a change in control (as defined therein), all unvested stock options held by these officers would become immediately and fully vested.
In accordance with General Instruction G to Form 10-K, the remainder of the information required by Item 12 is incorporated herein by reference from the portions of our Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2005, appearing under the captions "Outstanding Capital Stock; Principal Shareholders" and "Nominees for Directors".
ITEM 13. Certain Relationships and Related Transactions.
    In accordance with General Instruction G to Form 10-K, the information required by Item 13 is incorporated herein by reference from the portions of our Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2005, appearing under the captions "Nominees for Directors", "Transactions with Management and Directors" and "Executive Compensation".
ITEM 14. Principal Accountant Fees and Services.
    In accordance with General Instruction G to Form 10-K, the information required by Item 14 is incorporated herein by reference from the portion of our Proxy Statement for the Annual Meeting of Shareholders to be held May 5, 2005 appearing under the caption "Independent Public Accountants".
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

10.1*
Frozen Food Express Industries, Inc. 1995 Non-Employee Director Stock Plan (filed as Exhibit 4.3 to Registrant's Registration Statement #033-59465 as filed with the Commission and incorporated herein by reference).

10.1(a)*	First Amendment to Frozen Food Express Industries, Inc. 1995 Non-Employee Director Stock Plan (filed herewith).
10.1 (b)*	Second Amendment to Frozen Food Express Industries, Inc. 1995 Non-Employee Director Stock Plan (filed herewith).
10.1 (c)*	Third Amendment to Frozen Food Express Industries, Inc. 1995 Non-Employee Director Stock Plan (filed herewith).
10.1 (d)	Form of Stock Option Agrement for Use in Conncetion with the Frozen Food Express Industries, Inc. Non-Employee Director Stock Plan (filed herewith).
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

10.2 (a)
First Amendment to the Credit Agreement between Comerica Bank-Texas as administrative agent for itself and other banks, LaSalle Bank National Association, as collateral agent and syndication agent for itself and other banks and FFE Transportation Services, Inc. as Borrower and certain of its affiliates as of May 30, 2002(filed as exhibit 10.2 (a) to registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

10.2 (b)
Second Amendment to the Credit Agreement between Comerica Bank-Texas as administrative agent for itself and other banks, LaSalle Bank National Association, as collateral agent and syndication agent for itself and other banks and FFE Transportation Services, Inc. as Borrower and certain of its affiliates as of May 30, 2002 (filed as exhibit 10.1 to registrant’s quarterly report on Form 10-Q for the period ended June 30, 2004 and incorporated herein by reference).

10.2 (c)
Third Amendment to the Credit Agreement between Comerica Bank-Texas as administrative agent for itself and other banks, LaSalle Bank National Association, as collateral agent and syndication agent for itself and other banks and FFE Transportation Services, Inc. as Borrower and certain of its affiliates as of May 30, 2002 (filed as exhibit 10.1 (a) to registrant’s quarterly report on Form 10-Q for the period ended September 30, 2004 and incorporated herein by reference).

10.3*
Frozen Food Express Industries, Inc., 1992 Incentive and Non-statutory Stock Option Plan (filed as Exhibit 4.3 to Registrant's Registration Statement #33-48494 as filed with the Commission and incorporated herein by reference).

10.3 (a) *
Amendment No. 1 to Frozen Food Express Industries, Inc. 1992 Incentive and Non-statutory Stock Option Plan (filed as Exhibit 4.4 to Registrant's Registration Statement #333-38133 and incorporated herein by reference).

10.3 (b)*
Amendment No. 2 to Frozen Food Express Industries, Inc. 1992 Incentive and Stock Option Plan (filed as Exhibit 4.4 to Registrant's Registration Statement #333-38133 and incorporated herein by reference).

10.3 (c)*
Amendment No. 3 to Frozen Food Express Industries, Inc. 1992 Incentive and Non-statutory Stock Option Plan (filed as Exhibit 4.6 to Registrant's Registration Statement #333-87913 and incorporated herein by reference).

10.3 (d)*	Form of Stock Option Agreement for use in connection with the Frozen Food Express Industries, Inc. 1992 Incentive and Stock Option Plan (filed herewith).
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

10.6 (a)*
First Amendment to the Frozen Food Express Industries, Inc. 401(k) Savings Plan (filed as Exhibit 10.14 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and incorporated herein by reference).

10.6 (b)*	Second Amendment to the Frozen Food Express Industries, Inc. 401(k) Savings Plan (filed herewith).
10.6 (c)*	Third Amendment to the Frozen Food Express Industries, Inc. 401(k) Savings Plan (filed herewith).
10.6 (d)*	Fourth Amendment to the Frozen Food Express Industries, Inc. 401(k) Savings Plan (filed herewith).
10.6 (e)*	Fifth Amendment to the Frozen Food Express Industries, Inc. 401(k) Savings Plan (filed herewith).
10.7
Frozen Food Express Industries, Inc. Employee Stock Option Plan (filed as Exhibit 4.1 to Registrant's Registration Statement #333-21831 as filed with the Commission and incorporated herein by reference).

10.7 (a)	Amendment to the Frozen Food Express Industries, Inc. Employee Stock Option Plan (filed as Exhibit 4.4 to Registrant's Registration Statement #333-52701 and incorporated herein by reference).
10.8*	FFE Transportation Services, Inc. 401(k) Wrap Plan (filed as Exhibit 4.4 to Registrant's Registration Statement #333-56248 and incorporated herein by reference).
10.8 (a)*
Amendment No. 1 to FFE Transportation Services, Inc. 401(K) Wrap Plan (filed as exhibit 10.8 (a) to registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

10.9*	Form of Change in Control Agreement (filed as Exhibit 10.1 to Registrant's Report on Form 8-K filed with the Commission on June 28, 2000 and incorporated herein by reference).
10.10*	Frozen Food Express Industries, Inc. 2002 Incentive and Non-statutory Stock Option Plan (filed as Exhibit 10.15 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002).
10.10 (a)*
First Amendment to Frozen Food Express Industries, Inc. 2002 Incentive and Non-Statutory Stock Option Plan (filed as exhibit 4.2 to Registrant’s Registration statement #333-06696 and incorporated herein by reference).

10.10 (b)*	Form of Stock Option Agreement used in connection with the Frozen Food Express Industries, Inc. 2002 Incentive and Non-Statutory Stock Option Plan (filed herewith).
10.11*	Split Dollar Agreement between Registrant and Stoney Russell Stubbs, as Trustee of the Stubbs Irrevocable 1995 Trust (filed herewith).
10.11 (a)*	First Amendment to Split Dollar Agreement between Registrant and Stoney Russell Stubbs, as Trustee of the Stubbs Irrevocable 1995 Trust (filed herewith).
10.12*	Split Dollar Agreement between Registrant and Weldon Alva Robertson, as Trustee of the Stubbs Irrevocable 1995 Trust (filed herewith).
10.12 (a)*	First Amendment to Split Dollar Agreement between Registrant and Weldon Alva Robertson, as Trustee of the Stubbs Irrevocable 1995 Trust (filed herewith).
11.1	Computation of basic and diluted net income or loss per share of common stock (incorporated by reference to Footnote 10 to the financial statements appearing as Item 8 of this Form 10-K).
14.1	Frozen Food Express Industries, Inc. Code of Business Conduct and Ethics (filed herewith).
23.1	Consent of Independent Public Accounting Firm (filed herewith).
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)(17 CFR 240.13a-14(a)) (filed herewith).
31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)(17 CFR 240.13a-14(a)) (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b)     REPORTS ON FORM 8-K:
    On November 3, 2004, we filed a current report on Form 8-K setting forth our results of operations for the three and nine month periods ended September 30, 2004 as compared to the same periods of 2003.

SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

FROZEN FOOD EXPRESS INDUSTRIES, INC.

Date: March 23, 2005	/s/	Stoney M. Stubbs, Jr.
Stoney M. Stubbs, Jr., Chairman of the Board of Directors and President (Principal Executive Officer)

Date: March 23, 2005	/s/	F. Dixon McElwee, Jr.
F. Dixon McElwee, Jr. Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

FROZEN FOOD EXPRESS INDUSTRIES, INC.

Date: March 23, 2005	/s/	Stoney M. Stubbs, Jr.
Stoney M. Stubbs, Jr., Chairman of the Board of Directors and President (Principal Executive Officer)

Date: March 23, 2005	/s/	F. Dixon McElwee, Jr.
F. Dixon McElwee, Jr., Senior Vice President and Director (Principal Financial and Accounting Officer)

Date: March 23, 2005	/s/	Charles G. Robertson
Charles G. Robertson Executive Vice President and Director

Date: March 23, 2005	/s/	Jerry T. Armstrong
Jerry T. Armstrong, Director

Date: March 23, 2005	/s/	W. Mike Baggett
W. Mike Baggett, Director

Date: March 23, 2005	/s/	Brian R. Blackmarr
Brian R. Blackmarr, Director

Date: March 23, 2005	/s/	Leroy Hallman
Leroy Hallman, Director

Date: March 23, 2005	/s/	T. Michael O'Connor
T. Michael O'Connor, Director