Form 10-Q
period 2005-03-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2005-05-11
CIK 39273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[MARK ONE]
[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

[x] Yes        [ ] No

As of May 6, 2005, 17,885,710 shares of the registrant's common stock, $1.50 par value, were outstanding.
- -

-ii -

PART I

ITEM 1. FINANCIAL STATEMENTS

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(In thousands)

Assets	Mar. 31, 2005 (unaudited)	Dec. 31, 2004
Current assets
Cash and cash equivalents	$1,676	$3,142
Accounts receivable, net	55,366	57,954
Inventories	2,013	1,818
Tires on equipment in use	4,674	5,157
Deferred federal income tax	4,770	3,473
Other current assets	5,854	9,103
Total current assets	74,353	80,647

Property and equipment, net	82,168	78,039
Other assets	12,135	12,006
	$168,656	$170,692

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$25,412	$31,985
Accrued claims	12,908	13,068
Accrued payroll	8,507	9,070
Accrued liabilities	1,434	2,147
Total current liabilities	48,261	56,270

Long-term debt	1,000	2,000
Deferred federal income tax	10,247	8,551
Accrued claims	6,321	6,825
	65,829	73,646
Shareholders' equity
Par value of common stock (17,922 and 17,653 shares outstanding)	26,883	26,480
Capital in excess of par value	4,653	2,518
Retained earnings	71,910	68,603
	103,446	97,601
Less - Treasury stock (130 and 130 shares), at cost	619	555
Total shareholders' equity	102,827	97,046
	$168,656	$170,692
See accompanying notes to consolidated condensed financial statements.

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES Consolidated Condensed Statements of Income For the Three Months Ended March 31, (In thousands, except per share amounts) (Unaudited)
	2005	2004
Revenue
Freight revenue	$115,872	$106,489
Non-freight revenue	2,157	2,442
	118,029	108,931
Cost and expenses
Salaries, wages and related expenses	30,626	29,010
Purchased transportation	29,566	30,412
Fuel	16,719	13,089
Supplies and expenses	15,166	12,311
Revenue equipment rent	6,777	8,250
Depreciation	5,822	4,612
Communication and utilities	1,026	974
Claims and insurance	3,437	2,888
Operating taxes and licenses	1,176	1,128
Gains on disposition of equipment	(1,157)	(361)
Miscellaneous expenses	1,188	866
	110,346	103,179
Non-freight costs and operating expenses	2,152	2,462
	112,498	105,641
Income from operations	5,531	3,290
Interest and other expense	90	196

Income before income tax	5,441	3,094

Income tax provision	2,134	1,154

Net income	$3,307	$1,940

Net income per share of common stock
Basic	$.19	$.11
Diluted	$.18	$.11

Basic shares	17,656	17,139
Diluted shares	18,724	18,261
See accompanying notes to consolidated condensed financial statements.

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2005 and 2004
(In thousands)
(Unaudited)

	2005	2004
Net cash provided by operating activities	$5,567	$8,398

Cash flows from investing activities
Expenditures for property and equipment	(11,344)	(4,904)
Proceeds from sale of property and equipment	3,362	2,443
Other	62	819
Net cash used in investing activities	(7,920)	(1,642)

Cash flows from financing activities
Borrowings	15,600	7,200
Payments against borrowings	(16,600)	(14,700)
Proceeds from capital stock transactions	1,951	-
Re-issuances of treasury stock	71	441
Purchases of treasury stock	(135)	(5)
Net cash provided by (used in) financing activities	887	(7,064)

Net decrease in cash and cash equivalents	(1,466)	(308)
Cash and cash equivalents at January 1	3,142	1,396

Cash and cash equivalents at March 31	$1,676	$1,088

See accompanying notes to consolidated condensed financial statements.

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
March 31, 2005 and 2004
(Unaudited)

1. BASIS OF PRESENTATION
These consolidated condensed financial statements include Frozen Food Express Industries, Inc., a Texas Corporation and our subsidiary companies, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation. The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly our financial position, cash flows and results of operations have been made. Pursuant to SEC rules and regulations, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. We believe that the disclosures contained herein, when read in conjunction with the financial statements and notes included, or incorporated by reference, in our Annual Report on Form 10-K filed with the SEC on March 25, 2005, are adequate to make the information presented not misleading. It is suggested, therefore, that these financial statements be read in conjunction with the financial statements and notes (included, or incorporated by reference), in our most recent Annual Report on Form 10-K.

2. SUBSEQUENT EVENTS
During April of 2005, we sold the operating assets of AirPro Holdings, Inc. (“AHI”), our last remaining non-freight business. There was no gain or loss on this transaction.  The buyer is a newly-formed entity, AIRPRO Mobile Air, LLC (“AMA”). During 2002, we engaged the services of a consulting firm to design and implement a strategic plan which could restore the profitability of AHI and ultimately prepare AHI for divestiture. AHI reported an operating profit of $810,000 during 2004. During the first quarter of 2005, we received an offer from the two principal officers of AHI to purchase the assets. After negotiation, we accepted the offer, which was based on the assets and liabilities of AHI as of March 1, 2005, as adjusted for cash and other transactions between such date and the closing date. Each of the two officers owns a 40% interest in AMA and AHI owns a 20% interest in AMA. As an accommodation to AMA, AHI has provided certain loans to AMA and each of the two officers. Such loans are for the purpose of financing AMA’s purchase of the assets and providing liquidity to AMA as it commences its operations. AMA is also financed by a secured line of credit from a bank, which is secured by the assets we sold to AMA and by the personal guarantees of each of the two officers. AHI’s loans to the two officers and AMA are subordinate to the loans of the bank, but AHI has not guaranteed the loans of the bank to AMA.
Because AHI continues to be the primary beneficiary of AMA, we will be required by the Financial Accounting Standards Board’s (“FASB”) Financial Interpretation No. 46 (“FIN No. 46”) to include the financial statements of AMA in our consolidated financial statements after the closing date until such time as a ‘triggering event’ (as defined by FIN No. 46) occurs. Such a triggering event could be the occurrence of a transaction (such as repayment of our debt) that would result in AMA demonstrating an ability to operate profitably and finance its operations on a continuing basis without the support of AHI. Accordingly, until such a triggering event occurs, we will account for the sale of AHI in the manner promulgated by FIN No. 46.
During of April 2005, we sold a fifty percent interest in one of our life insurance investments. The book value of the asset we sold as of March 31, 2005 was approximately $2.3 million. As consideration for the sale of the policy, we received $6.1 million in cash. The resulting non-operating gain of $3.8 million will be reflected in our consolidated condensed statements of income for the three and six months ended June 30, 2005.

3. REVENUE AND EXPENSE RECOGNITION
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

 4. STOCK-BASED COMPENSATION
We apply Accounting Principles Board Opinion No. 25 and related interpretations to account for our stock options. Accordingly, no expense has been recognized for stock option grants to employees. Had we elected to apply FASB Statement of Financial Accounting Standards ("SFAS") No. 123 to account for our stock options, our net income and diluted net income per share of common stock for each of the three month periods ended March 31, 2005 and 2004 would have been as follows:

Pro Forma Impact on Net Income (in millions)	2005	2004
As reported	$3.3	$1.9
Impact of SFAS No. 123	(0.2)	(0.1)
	$3.1	$1.8

Pro Forma Impact on Basic Net Income Per Share	2005	2004
As reported	$.19	$.11
Impact of SFAS No. 123	(.02)	(.01)
	$.17	$.10

Pro Forma Impact on Diluted Net Income Per Share	2005	2004
As reported	$.18	$.11
Impact of SFAS No. 123	(.02)	(.01)
	$.16	$.10

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
On April 21, 2005, the SEC announced the adoption of a new rule that amends the compliance date for SFAS 123R so that each registrant that is not a small business issuer will be required to prepare financial statements in accordance with SFAS 123R beginning with the first reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005.
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
The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share-based awards granted in future periods. Had we adopted SFAS No. 123R in a prior period, the impact would approximate that as described in the table above.
    SFAS No. 123R also requires that tax benefits received by companies in excess of compensation cost be reclassified from operating cash flows to financing cash flows in statements of cash flows. This change in classification will reduce cash flows from operating activities and increase cash flows from financing activities in the periods after adoption. While the amount of this change cannot be estimated at this time, the amount of cash provided by operating activities from such stock-based compensation related tax deductions was $378,000 during the first three months of 2005. No such transactions occurred during the first three months of 2004.

5. LONG-TERM DEBT
As of March 31, 2005, we had a $50 million secured line of credit pursuant to a revolving credit agreement with two commercial banks. The agreement expires June 1, 2007.
Interest is due monthly. We may elect to borrow at a daily interest rate based on the bank's prime rate or for specified periods of time at fixed interest rates which are based on the London Interbank Offered Rate in effect at the time of a fixed rate borrowing. At March 31, 2005, $1.0 million was borrowed against this facility and an additional $5.0 million was being used as collateral for letters of credit. Accordingly, at March 31, 2005 approximately $44.0 million was available under the agreement. To the extent that the line of credit is not used for borrowing or letters of credit, we pay a commitment fee to the banks.
Loans may be secured by liens against our inventory, trade accounts receivable and over-the-road trucking equipment. The agreement also contains a pricing "grid" where increased levels of profitability and cash flows or reduced levels of indebtedness can reduce the rates of interest expense we incur. The agreement restricts, among other things, payments of cash dividends, repurchases of our stock and the amount of our capital expenditures. The amount we may borrow under the facility may not exceed the lesser of $50 million, as adjusted for letters of credit and other debt as defined in the agreement, a borrowing base or a multiple of a measure of cash flow as described in the agreement. Loans and letters of credit will become due on the agreement expiration. As of March 31, 2005, we were in compliance with the terms of the agreement.

6. COMMITMENTS AND CONTINGENCIES
We have accrued for costs related to public liability, cargo and work-related injury claims. When an incident occurs we record a reserve for the incident's estimated outcome. As additional information becomes available, adjustments are made. Accrued claims liabilities include all such reserves and our estimate for incidents which have been incurred but not reported.

7. NET INCOME PER SHARE OF COMMON STOCK
Our basic income per share was computed by dividing our net income by the weighted average number of shares of common stock outstanding during the period. The table below sets forth information regarding weighted average basic and diluted shares for each of the three months ended March 31, 2005 and 2004 (in thousands):

	2005	2004
Basic shares	17,656	17,139
Common stock equivalents	1,068	1,122
Diluted shares	18,724	18,261

For the three months ended March 31, 2004, we excluded 900,000 stock options from our calculation of common stock equivalents because their exercise prices exceeded the market price of our stock, which would have caused anti-dilution. For the three month period ended March 31, 2005, no such stock options were excluded.

8. OPERATING SEGMENTS
At March 31, 2005 and 2004, we had two operating segments. The larger segment consists of our motor carrier operations, which are conducted in a number of divisions and subsidiaries and are similar in nature. Our primary motor carrier division provides both less-than-truckload ("LTL") and full-truckload refrigerated transportation services. Our full-truckload and LTL services are commonly managed and we constantly redeploy our trucks and trailers between these types of service. Many of the division's customers use both types of service throughout the year. Accordingly, we report all of our motor carrier operations as one segment.
AirPro Holdings, Inc. our non-freight segment, was engaged in the sale and service of air conditioning and refrigeration components. We have presented below financial information for each of the three month periods ended March 31, 2005 and 2004 (in millions):

	2005	2004
Freight Operations
Revenue	$115.9	$106.5
Operating income	5.5	3.3
Total assets	171.3	149.0

Non-Freight Operations
Revenue	$2.2	$2.4
Operating income (loss)	-	-
Total assets	11.3	12.8

Intercompany Eliminations
Total assets	$(13.9)	$(15.1)

Consolidated
Revenue	$118.0	$108.9
Operating income	5.5	3.3
Total assets	168.7	146.7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
The following management's discussion and analysis describes the principal factors affecting our results of operations, liquidity, and capital resources. This discussion should be read in conjunction with the accompanying unaudited consolidated condensed financial statements and our Annual Report on Form 10-K for the year ended December 31, 2004, which include additional information about our business, our significant accounting policies and other relevant information that underlies our financial results. Without limiting the foregoing, the "Overview" and "Critical Accounting Policies and Estimates" sections under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our last Annual Report on Form 10-K should be read in conjunction with this Quarterly Report.
Our website address is www.ffex.net. All of our filings with the SEC are available free of charge through our website as soon as reasonably practicable after we file them with the SEC.

RESULTS OF OPERATIONS
THREE MONTH PERIODS ENDED MARCH 31, 2005 AND 2004

     Freight Revenue: Our freight revenue is derived from five types of transactions. Linehaul revenue is order-based and earned by transporting cargo for our customers using tractors and trailers that we control by ownership, long-term leases or by agreements with independent contractors (sometimes referred to as “owner-operators”). Within our linehaul freight service portfolio we offer both full-truckload and less-than-truckload (“LTL”) services. Over 90% of our LTL linehaul shipments must be temperature-controlled to prevent damage to the cargo. We operate fleets that focus on refrigerated or “temperature-controlled” LTL shipments, full-truckload temperature-controlled shipments and full-truckload non-refrigerated or “dry” shipments. Our freight brokerage provides freight transportation services to customers using third-party trucking companies.
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
The following table summarizes and compares the significant components of freight revenue for each of the three-month periods ended March 31, 2005 and 2004:

Freight revenue from	2005	2004
Full-truckload linehaul services (a)	$65.1	$64.2
Dedicated fleets (a)	5.4	4.0
Total full-truckload (a)	70.5	68.2
Less-than-truckload linehaul services (a)	28.5	27.4
Fuel adjustments (a)	10.8	5.0
Freight brokerage (a)	4.8	4.3
Equipment rental (a)	1.3	1.6
Total freight revenue (a)	$115.9	$106.5

Total full-truckload revenue (a)	$70.5	$68.2
Less-than-truckload linehaul revenue (a)	28.5	27.4
Total linehaul and dedicated fleet revenue(a)	$99.0	$95.6
Weekly average trucks in service	2,290	2,305
Revenue per truck per week (b)	$3,362	$3,190

Computational notes:
(a) In millions.
(b) Total linehaul revenue divided by number of weeks in period divided by weekly average trucks in service.

Fuel adjustment charges comprised 61.7% of the $9.4 million increase in freight revenue during the three months ended March 31, 2005, as compared to the comparable period of 2004. Excluding fuel adjustment charges, total linehaul and dedicated fleet revenue from our freight operations increased by $3.4 million (3.6%) between the three-month periods ended March 31, 2004 and 2005. Dedicated fleet revenue increased by $1.4 million (35%) between the three-month periods, reflecting our continuing efforts to expand our dedicated fleet customer base. The following discussions reflect changes in our full-truckload and LTL linehaul revenue, excluding fuel adjustment charges.

The following table summarizes and compares our revenue from full-truckload linehaul services excluding fuel adjustment charges and related data for each of the three-month periods ended March 31, 2005 and 2004:

	2005	2004
Revenue from full-truckload linehaul services
Temperature-controlled fleet (a)	$43.4	$43.2
Dry-freight fleet (a)	21.7	21.0
	$65.1	$64.2
Total linehaul miles (a)	45.6	49.8
Total loaded miles (a)	40.8	45.2
Empty mile ratio (b)	10.5%	9.2%
Number of linehaul shipments (c)	47.5	49.6
Linehaul revenue per total mile (d)	$1.43	$1.29
Linehaul revenue per loaded mile (e)	$1.60	$1.42
Linehaul revenue per shipment (f)	$1,371	$1,294
Average loaded miles per shipment (g)	859	911

Computational notes:
(a)	In millions.
(b)	One minus (total loaded miles divided by total linehaul miles).
(c)	In thousands.
(d)	Revenue from full-truckload linehaul services divided by total linehaul miles.
(e)	Revenue from full-truckload linehaul services divided by total loaded miles.
(f)	Revenue from full-truckload linehaul services divided by number of linehaul shipments.
(g)	Total loaded miles divided by number of linehaul shipments.

Full-truckload linehaul revenue increased by $0.9 million (1.4%) during the three months ended March 31, 2005, as compared to the comparable period of 2004. Revenue per loaded mile increased by 12.7%, to $1.60, but our average length of haul declined by 5.7%, to 859 miles. The number of full-truckload linehaul shipments we transported during the first quarter of 2005 also declined to 47,500, from 49,600 during the year-ago quarter. Throughout 2004, we sought and obtained rate increases from our customers in an effort to compensate us for increased operating costs, and to reflect diminished capacity of the trucking industry to meet expanding customer demand for trucking services. Those rate increases were the principal contributor to increased per-mile revenue. Factors mitigating the increased per-mile revenue during the first three months of 2005, as compared to the comparable period of 2004 included the reduced number of linehaul shipments we hauled, a shorter average length of haul for such shipments and a moderate increase in the proportion of our empty, or non-revenue-producing to loaded, or revenue-producing, miles. Redeployment of trucks from our linehaul service to dedicated fleets also impacted full-truckload linehaul revenue during the first three months of 2005, as indicated by a 35% increase in dedicated fleet revenue between the three-month periods. The loss of approximately 100 owner-operator provided tractors between March 31, 2004 and 2005 has also negatively impacted our ability to expand our full-truckload linehaul service.

The following table summarizes and compares our revenue from less-than-truckload linehaul services and related data for each of the three-month periods ended March 31, 2005 and 2004:

	2005	2004
Revenue from less-than-truckload linehaul services (a)	$28.5	$27.4
Total linehaul miles (a)	10.6	10.3
Total loaded miles (a)	9.7	9.7
Empty mile ratio (b)	8.5%	5.8%
Number of linehaul shipments (c)	63.0	65.6
Linehaul revenue per total mile (d)	$2.69	$2.66
Linehaul revenue per loaded mile (e)	$2.94	$2.82
Linehaul revenue per shipment (f)	$452	$418
Hundredweight (c)	1,928	1,889
Average weight per shipment (g)	3,060	2,880
Linehaul revenue per hundredweight (h)	$14.78	$14.51

Computational notes:
(a)	In millions.
(b)	One minus (total loaded miles divided by total linehaul miles).
(c)	In thousands.
(d)	Revenue from less-than-truckload linehaul services divided by total linehaul miles.
(e)	Revenue from less-than-truckload linehaul services divided by total loaded miles.
(f)	Revenue from less-than-truckload services divided by number of linehaul shipments.
(g)	Hundredweight times 100 divided by number of shipments.
(h)	Revenue from less-than-truckload services divided by hundredweight.

LTL linehaul revenue also improved by $1.1 million (4.0%) during the three-months ended March 31, 2005 as compared to the comparable period of 2004. The number of LTL shipments transported declined by 4.0% between the first quarters of 2005 and 2004, but the average weight of the shipments transported increased by 6.3%, and average linehaul revenue per LTL shipment improved by 8.1%, to $452.
The following table summarizes and compares the makeup of our fleets between full-truckload and LTL and between company-provided tractors and tractors provided by owner-operators as of March 31, 2005 and 2004:

	2005	2004
Full-truckload tractors
Company-provided	1,444	1,411
Owner-operator	547	598
Total full-truckload	1,991	2,009
LTL tractors
Company-provided	95	111
Owner-operator	150	184
Total LTL	245	295
Total company-provided	1,539	1,522
Total owner-operator	697	782
Tractors in service	2,236	2,304
Trailers in service	3,952	3,753

Recent high operating expenses, particularly for maintenance and fuel has resulted in a sharp decline in the number of independent contractor, owner-operators providing equipment to the trucking industry. Our ability to mitigate this industry-wide trend by expanding our company-operated fleets has been constrained by an industry-wide lack of drivers qualified to operate the equipment.

Freight Operating Expenses: The following table sets forth, as a percentage of freight revenue, certain major operating expenses for each of the three-month periods ended March 31, 2005 and 2004:

	2005	2004
Salaries, wages and related expenses	26.4%	27.2%
Purchased transportation	25.5	28.6
Fuel	14.4	12.3
Supplies and expenses	13.1	11.6
Revenue equipment rent and depreciation	10.9	12.1
Claims and insurance	3.0	2.7
Other	1.9	2.4
Total freight operating expenses	95.2%	96.9%

     Salaries, Wages and Related Expenses: Salaries, wages and related expenses increased by $1.6 million (5.6%) during the first three months of 2005 as compared to the comparable period of 2004. The following table summarizes and compares the major components of these expenses for each of the three month periods ended March 31, 2005 and 2004 (in millions):

Amount of Salaries, Wages and Related Expenses Attributable to:	2005	2004
Driver salaries and per-diem expenses	$17.9	$16.9
Non-driver salaries	7.9	8.3
Payroll taxes	2.3	2.3
Work-related injuries	0.6	0.6
Health insurance and other	1.9	0.9
	$30.6	$29.0

     Employee full-truckload linehaul drivers are typically paid a certain rate per mile. The number of such miles increased during the first three months of 2005, as compared to the comparable period of 2004. The increased number of miles contributed to the increases in driver salaries and per-diem expenses.
Employee dedicated fleet drivers are typically paid by the hour or by the day. During 2005, we have added trucks to our dedicated fleet operations. Those increases also contributed to increases in driver salaries and per-diem expenses.
We sponsor a 401(k) wrap plan which enables employees to defer a portion of their current salaries to their post-retirement years. Because the wrap plan’s assets are held by a grantor or “rabbi” trust, we are required to include the wrap plan’s assets and liabilities in our consolidated financial statements. As of December 31, 2004 and March 31, 2005, such assets included 130,000 shares of our common stock, which are classified as treasury stock in our consolidated balance sheet.
We are required to value the assets and liabilities of the wrap plan at market value on our periodic balance sheets, but we are precluded from reflecting the treasury stock portion of the wrap plan’s assets at market value. This results in upward pressure on non-driver salaries and wage expense, when the market value of our common stock rises. The opposite is true when our common stock price falls. During the first three months of 2005, the per-share market price of our stock declined by $1.38, to $11.52. This resulted in a reduction of approximately $180,000 in 2005’s first quarter non-driver salary and wage expense, as compared to the comparable period of 2004. Also, our executive bonus and phantom stock plan is partially denominated in approximately 171,000 “phantom” shares of our stock, the liability for which is also determined by the value of our stock. That resulted in an additional $200,000 reduction in non-driver salaries and wage expense during the first three months of 2005, as compared to the comparable period of 2004.

Purchased Transportation: Purchased transportation expense declined by $0.8 million (2.8%) during the first three months of 2005 as compared to the comparable period of 2004. The following table summarizes our purchased transportation expense for each of the three-month periods ended March 31, 2005 and 2004, by type of service (in millions):

Amount of Purchased Transportation Expense Incurred for	2005	2004
Linehaul service	$23.1	$24.8
Fuel adjustments	2.7	1.5
Freight brokerage and other	3.8	4.1
	$29.6	$30.4

Purchased transportation for linehaul service primarily represents payments to owner-operators in exchange for our use of their vehicles to transport shipments. The $1.7 million decrease in such expenses during the first three months of 2005 as compared to the comparable period of 2004 is primarily a result of a decrease in the number of owner-operator provided tractors in our fleets, from 782 as of March 31, 2004 to 697 as of March 31, 2005.
Purchased transportation for fuel adjustments represents incremental payments to owner-operators to compensate them for currently high fuel costs. Owner-operators are responsible for all expenses associated with the operation of their tractors, including labor, maintenance and fuel. When retail fuel prices are high, we charge our customers incremental fuel adjustment charges to defray such higher costs. To the extent that shipments are transported by owner-operators, we pass the amount of these fuel surcharges through to the owner-operators, in order to offset their incremental fuel expense.

    Fuel: Fuel expense increased by $3.6 million (27.7%) during the first three months of 2005 as compared to the same period of 2004. The following table summarizes and compares the relationship between fuel expense and freight linehaul revenue during each of the three-month periods ended March 31, 2005 and 2004:

	2005	2004
Total linehaul and dedicated fleet revenue	$99.0	$95.6
Fuel expense	16.7	13.1
Fuel expense as a percent of total linehaul and dedicated fleet revenue	16.9%	13.7%

The per-gallon price of fuel we incurred during the first three months of 2005 was 30% more than during the comparable year-ago period.
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

Supplies and Expenses: Supplies and expenses increased by $2.9 million (23.2%) during the first three months of 2005 as compared to the comparable period of 2004. The following table summarizes and compares the major components of supplies and expenses for each of the three-month periods ended March 31, 2005 and 2004 (in millions):

Amount of Supplies and Expenses Incurred for	2005	2004
Fleet repairs and maintenance	$6.1	$3.9
Freight handling	2.6	2.6
Driver travel expense	0.7	0.8
Tires	1.4	1.7
Terminal and warehouse expenses	1.7	1.3
Driver recruiting	0.9	0.7
Other	1.8	1.3
	$15.2	$12.3

    Fleet maintenance and repair expenses represented more than 75% of the total increase in our total supplies and expenses during the first quarter of 2005, as compared to the year-ago quarter. Expenses for tractor repair and maintenance increased by $1.2 million, and trailer repair expenses increased by $750,000.
    With regard to tractor repairs, during 2002 we agreed with our primary tractor manufacturer to extend our tractor replacement cycle from 36 months to up to 48 months thereby causing our tractor fleet to consist of older vehicles. Older, high mileage vehicles typically are more expensive to maintain than newer, low mileage vehicles. With regard to our newer tractors, we have incurred significant expenses to maintain tractor engines than was previously the case. Such engines use anti-pollution devices that cause the engine to run at higher temperatures, which creates more stress and results in higher maintenance expenses. We are working with the manufacturers of the engines and the tractors to find a solution to these problems.
    Trailer maintenance expenses increased during the first quarter of 2005 as compared to the comparable year-ago quarter due to the addition of 200 trailers to our fleets between March 31, 2004 and March 31, 2005. Also, during 2004 as older leased trailers reached the end of their 7-year lease terms, we negotiated with the lessors to extend the leases for up to one year, at significantly lower monthly rental amounts. While such extensions resulted in lower revenue equipment rental expense, those savings were partially offset by the higher costs associated with maintaining the older trailers.

    Rentals and Depreciation: The total of revenue equipment rent expense and depreciation expense decreased by $0.3 million (2.0%) the first three months of 2005 as compared to the comparable period of 2004. This change was due in part to a decreased use of leasing to finance our fleet. Equipment rental includes a component of interest-related expense that is classified as non-operating expense when we incur debt to acquire equipment. Equipment rent and depreciation also are affected by the replacement of less expensive, older model company-operated tractors and trailers with more expensive new equipment.

Claims and Insurance: Claims and insurance expenses increased by $0.5 million (19.0%) the first three months of 2005, as compared to the comparable period of 2004. The following table summarizes and compares the major components of claims and insurance expenses for each of the three-month periods ended March 31, 2005 and 2004 (in millions):

Amount of Claims and Insurance Expense Incurred for	2005	2004
Liability	$2.4	$1.7
Cargo	0.4	0.8
Physical damage, property and other	0.6	0.4
	$3.4	$2.9
The changes in the amounts of liability and cargo claims and insurance expense we incurred between the first three months of 2005 and 2004 resulted primarily from differences in the number and severity of incidents which occurred during the periods involved.
We have accrued for our estimated costs related to our liability claims. When an incident occurs we record a reserve for the incident's estimated outcome. As additional information becomes available, adjustments are made.
Accrued claims and liabilities in our balance sheet include reserves for over the road accidents, work-related injuries, self-insured employee medical expenses and cargo losses. Employee-related insurance costs are included in salaries, wages and related expenses in our statement of income. It is probable that the estimates we have accrued at any point in time will change in the future.
Claims and insurance expenses can vary significantly from year to year. The amount of open claims is significant. There can be no assurance that these claims will be settled without a material adverse effect on our financial position or our results of operations.

    Gains on Disposition of Equipment: Gains on the disposition of equipment were nearly $1.2 million during the first three months of 2005, as compared to $0.4 million during the comparable period of 2004. The periodic amount of such gains depends primarily upon conditions in the market for previously-owned equipment and on the quantity of retired equipment sold.

    Miscellaneous Expenses: Miscellaneous operating expenses increased by $0.3 million (37.2%) during the first three months of 2005, as compared to the comparable period of 2004.
Such expenses consist primarily of professional fees for legal services, auditing fees, rentals associated with freight terminals, costs associated with compliance with the Sarbanes-Oxley Act of 2002 and our provisions for uncollectible accounts receivable. Audit fees were the category with the largest increase from the year-ago quarter.

    Operating Income: Income from operations increased by $2.2 million during the first three months of 2005, as compared to the comparable period of 2004. The following table summarizes and compares our operating results from our freight and non-freight operations for each of the three-month periods ended March 31, 2005 and 2004 (in thousands):

Operating Income (Loss) from	2005	2004
Freight operations	$5,526	$3,310
Non-freight operations	5	(20)
	$5,531	$3,290

During April of 2005, we sold the operating assets of AirPro Holdings, Inc. (“AHI”), our last remaining non-freight business. There was no gain or loss on this transaction.  The buyer is a newly-formed entity, AIRPRO Mobile Air, LLC (“AMA”). During 2002, we engaged the services of a consulting firm to design and implement a strategic plan which could restore the profitability of AHI and ultimately prepare AHI for divestiture. AHI reported an operating profit of $810,000 during 2004. During the first quarter of 2005, we received an offer from the two principal officers of AHI to purchase the assets. After negotiation, we accepted the offer, which was based on the assets and liabilities of AHI as of March 1, 2005, as adjusted for cash and other transactions between such date and the closing date. Each of the two officers owns a 40% interest in AMA and AHI owns a 20% interest in AMA. As an accommodation to AMA, AHI has provided certain loans to AMA and each of the two officers. Such loans are for the purpose of financing AMA’s purchase of the assets and providing liquidity to AMA as it commences its operations. AMA is also financed by a secured line of credit from a bank, which is secured by the assets we sold to AMA and by the personal guarantees of each of the two officers. AHI’s loans to the two officers and AMA are subordinate to the loans of the bank, but AHI has not guaranteed the loans of the bank to AMA. Because AHI continues to be the primary beneficiary of AMA to the operations of AMA, we will be required by the Financial Accounting Standards Board’s Financial Interpretation No. 46 (“FIN No. 46”) to include the financial statements of AMA in our consolidated financial statements after the closing date until such time as a ‘triggering event’ (as defined by FIN No. 46) occurs. Such a triggering event could be the occurrence of a transaction (such as repayment of our debt) that would result in AMA demonstrating an ability to operate profitably and finance its operations on a continuing basis without the support of AHI. Accordingly, until such a triggering event occurs, we will account for the sale of AHI in the manner promulgated by FIN No. 46.

    Interest and Other: The following table summarizes and compares our interest and other expenses for each of the three-month periods ended March 31, 2005 and 2004 (in thousands):

Amount of Interest and Other Expense (Income) from	2005	2004
Interest expense	$68	$122
Interest income	(12)	(15)
Equity in earnings of limited partnership	(33)	(30)
Life insurance and other	67	119
	$90	$196

During April of 2005, we sold a fifty percent interest in one of our life insurance investments. The book value of the asset we sold as of March 31, 2005 was approximately $2.3 million. As consideration for the sale of the policy, we received $6.1 million in cash. The resulting non-operating gain of $3.8 million will be reflected in our statements of income for the three and six months ended June 30, 2005.

    Pre-Tax and Net Income: During the first three months of 2005, we earned pre-tax income of $5.4 million as compared to $3.1 million during the comparable period of 2004. During the first three months of 2005 and 2004, we incurred income tax expense of $2.1 million and $1.2 million, respectively.
    During the first three months of 2005 and 2004 we reported net income of $3.3 million and $1.9 million, respectively.

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
We had long-term debt of $1.0 million as of March 31, 2005, and, the unused portion of the company's $50 million revolving credit facility was approximately $44.0 million. We believe that the funds available to us from our working capital, future operating cash flows and our credit and leasing facilities will be sufficient to finance our operation during the next twelve months.

Cash Flows: During the three-month period ended March 31, 2005, net cash provided by operating activities was $5.6 million as compared to $8.4 million during the year-ago three-month period. Impacting cash flows from operating activities during the first three months of 2005 as compared to the comparable period of 2004 was 2005’s improved net income, which from a cash flow perspective was more than offset by a significant reduction in our accounts payable, as compared to the year-ago quarter.
Cash used in investing activities increased from $1.6 million during the first three months of 2004 to $7.9 million during the comparable period of 2005. Higher expenditures for new property and equipment (principally tractors and trailers), net of proceeds from the sale of used property and equipment were the principal cause of this increase.
Cash used in financing activities was $7.1 million during the first three months of 2004, as compared to cash provided by financing activities of $0.9 million during the first three months of 2005. We began 2004 and 2005, respectively, with $14 million and $2 million in long-term debt. Most of the cash used in financing activities during the first three months of 2004 was directed to paying down our long-term debt by $7.5 million. During the first three months of 2005, $1 million of our cash used in financing activities was for the purpose of reducing our long-term debt position. Increased proceeds from the issuance of common stock or re-issuance of treasury stock also served to reduce net cash used in financing activities during the first thee months of 2005.

OBLIGATIONS AND COMMITMENTS
The table below sets forth information as to the amounts of our obligations and commitments as well as the year in which they will become due (in millions):

Payments Due by Year	Total	2005(1)	2006	2007	2008	2009	After 2009
Debt and letters of credit	$6.0	$-	$-	$6.0	$-	$-	$-
Obligations for the purchase of property and equipment (2)	22.3	22.3	-	-	-	-	-
Operating leases for
Rentals	79.8	20.3	21.4	14.3	10.3	7.1	6.4
Residual guarantees	10.5	5.1	3.3	1.1	0.4	0.6	-
Accounts payable	25.4	25.4	-	-	-	-	-
Accrued payroll	4.8	4.8	-	-	-	-	-
	148.8	$77.9	$24.7	$21.4	$10.7	$7.7	$6.4
Deferred compensation
Phantom stock (3)	1.9
Rabbi trust (4)	1.8
Total	$152.5

(1)	Represents amounts due from April 1 through December 31, 2005.
(2)
Represents non-cancelable commitments for the acquisition of property and equipment, principally tractors and trailers. Such equipment acquisitions will be financed either by operating cash flows, borrowings under our credit agreement or by our leasing arrangements.

(3)
Represents the current value of 171,000 restricted phantom stock units awarded pursuant to the company’s Executive Bonus and Phantom Stock Plan and a Supplemental Executive Retirement Plan. An officer may elect to cash out any number of the phantom stock units between December 1 and December 15 of any year selected by the officer with the payout amount with respect to each phantom stock unit being generally equal to the greater of (i) the actual price of the company’s common stock on December 31 of the year of an officer’s election to cash out the unit, or (ii) the average of the 12 month-end values of such stock during the year in which an officer elects to cash out. Accordingly, we are unable to anticipate the year this currently unfunded obligation will be paid in cash or the amount of cash ultimately payable.

(4)	Represents the obligations of a "grantor" (or "rabbi") trust established in

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

OFF-BALANCE SHEET ARRANGEMENTS
    Our liquidity is not materially affected by off-balance sheet arrangements. Like many other trucking companies, we often utilize non-cancelable operating leases to finance a portion of our revenue equipment acquisitions. As of March 31, 2005, we leased 974 tractors and 2,057 trailers under operating leases with varying termination dates ranging from 2005 to 2012. Vehicles held under operating leases are not carried on our balance sheet, and lease payments for such vehicles are reflected in our income statements in the line item “Revenue Equipment Rent Expense”. Our rental expense related to operating leases involving vehicles during the three months ended March 31, 2005 and 2004 was $6.8 million and $8.3 million, respectively.

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
On April 21, 2005, the SEC announced the adoption of a new rule that amends the compliance date for SFAS 123R so that each registrant that is not a small business insurer will be required to prepare financial statements in accordance with SFAS 123R beginning with the first interim or annual reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005.
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
SFAS No. 123R also requires that tax benefits received by companies in excess of compensation cost be reclassified from operating cash flows to financing cash flows in statements of cash flows. This change in classification will reduce cash flows from operating activities and increase cash flows from financing activities in the periods after adoption. While the amount of this change cannot be estimated at this time, the amount of cash provided by operating activities from such stock-based compensation related tax deductions was $378,000 during the first three months of 2005. No such transactions occurred during the first three months of 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2005, we held no market risk sensitive instruments for trading purposes. For purposes other than trading, we held the following market risk sensitive instruments as of March 31, 2005:

Description	Discussion
Long-term debt, $1.0 million	The value of our debt at March 31, 2005 was $1.0 million, which approximates fair market value. Our debt is incurred pursuant to our credit agreement, which matures on May 30, 2007.
Rabbi Trust investment in 130,000 shares of our stock, $1.8 million, and liabilities for stock-based deferred compensation arrangements, $1.9 million.
Our consolidated financial statements include the assets and liabilities of a Rabbi Trust established to hold the investments of participants in our 401 (k) Wrap Plan and for deferred compensation Liabilities under our Executive Bonus and Phantom Stock Plan. Such liabilities are adjusted from time to time to reflect changes in the market price of our Common Stock. Accordingly, our future compensation expense and income will be impacted by fluctuations in the market price of our Common Stock.

Cash surrender value of life insurance policies, $6.9 million
The cash surrender value of our life insurance policies is a function of the amounts we pay to the insurance companies, the insurance charges taken by the insurance companies and the investment returns earned by or losses incurred by the insurance company. Changes in any of these factors will impact the cash surrender value of our life insurance policies. Insurance charges and investment performance have a proximate effect on the value of our life insurance assets and on our net income.

We had no other material market risk-sensitive instruments (for trading or non-trading purposes) that would involve significant relevant market risks, such as equity price risk. Accordingly, the potential loss in our future earnings resulting from changes in such market rates or prices is not significant.

ITEM 4. CONTROLS AND PROCEDURES
(a) Disclosure Controls and Procedures: As of March 31, 2005, we evaluated, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and the operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2005, because of the material weaknesses discussed below.
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
Through this assessment, management identified three internal control deficiencies that constitute material weaknesses as defined by the Public Company Accounting Oversight Board’s Accounting Standard No. 2. The Company has concluded that it lacked sufficient controls to (i) ensure the reconciliation of certain accrued liability accounts; (ii) ensure the proper calculation of deferred tax assets and liabilities attributable to differences in the book and tax basis of each component of the Company’s consolidated balance sheet; and (iii) ensure the Commitments and Contingencies Note to the consolidated financial statements as of December 31, 2004 accurately reflects the Company’s lease obligations. Because of the material weaknesses described above, our management has concluded that as of December 31, 2004 our internal controls over financial reporting were not effective.  Such material weaknesses in internal control continue to exist as of March 31, 2005.
(c) Changes in Internal Controls Over Financial Reporting:  As part of our ongoing analysis of internal controls over financial reporting and the issues identified above, management has made and is making changes to our internal controls. These changes include recruiting to increase staffing in certain areas of the financial organization, redeploying key personnel, strengthening of controls over the accounting for certain accounting estimates, formalizing accounting procedures, establishing additional monitoring controls, and the retaining of an independent accounting firm to assist with the income tax preparation and controls. Other than the changes discussed above, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Items 1, 3, and 4 of Part II are omitted due to a lack of updated information to disclose pursuant to said items.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities for Quarter Ended March 31, 2005
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31, 2005	--	--	--	--
February 1 to February 28, 2005	--	--	--	--
March 1 to March 31, 2005	--	--	--	--
Total	--	--	--	593,200

(1)
On August 11, 2004, the Board of Directors authorized the purchase of up to 750,000 shares of the Company’s common stock from time to time on the open market or through private transactions at such times as management deems appropriate.  The authorization did not specify an expiration date.  Purchases may be increased, decreased or discontinued by the Board of Directors at any time without prior notice.

ITEM 5. OTHER INFORMATION
Our Annual Meeting of Shareholders was held on May 5, 2005. Of the 17,876,874 shares eligible to vote, 17,075,076 shares were represented at the meeting. The following table summarizes the results of at the Annual Meeting.

Proposal Number	Subject of Proposal	Results
1.	To elect two Class I directors: --Jerry T. Armstrong --Leroy Hallman	Approved Approved
2.	Approval of the 2005 Non-Employee Director Restricted Stock Plan	Approved
3.	Approval of the 2005 Executive Bonus and Restricted Stock Plan	Approved
4.	Approval of the 2005 Stock Incentive Plan	Approved
ITEM 6. EXHIBITS

Exhibits

3.1
Articles of Incorporation of the Registrant and all amendments to date (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

3.2	Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.1
Form of Purchase Agreement and Absolute Assignment of Life Insurance Policy (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2005 and incorporated herein by reference).

10.2
Fourth Amendment to Credit Agreement between Comerica Bank-Texas, as administrative agent for itself and other banks, LaSalle Bank National Association, as collateral agent and syndication agent for itself and other banks and FFE Transportation Services, Inc. as Borrower and certain of its affiliates as of April 15, 2005 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 29, 2005 and incorporated herein by reference.)

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

FROZEN FOOD EXPRESS INDUSTRIES, INC.
(Registrant)

Dated: May 11, 2005	By	/s/ Stoney M. Stubbs, Jr.
Stoney M. Stubbs, Jr. Chairman of the Board and Chief Executive Officer

FROZEN FOOD EXPRESS INDUSTRIES, INC.
(Registrant)
Dated: May 11, 2005	By	/s/ F. Dixon McElwee, Jr.
F. Dixon McElwee, Jr. Senior Vice President Principal Financial and Accounting Officer

EXHIBIT INDEX

3.1
Articles of Incorporation of the Registrant and all amendments to date (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

3.2	Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.1
Form of Purchase Agreement and Absolute Assignment of Life Insurance Policy (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 26, 2005 and incorporated herein by reference).

10.2
Fourth Amendment to Credit Agreement between Comerica Bank-Texas, as administrative agent for itself and other banks, LaSalle Bank National Association, as collateral agent and syndication agent for itself and other banks and FFE Transportation Services, Inc. as Borrower and certain of its affiliates as of April 15, 2005 (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 29, 2005 and incorporated herein by reference.)

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

EXHIBIT 31.1

 CERTIFICATION OF CHIEF EXECUTIVE OFFICER
REQUIRED BY RULE 13a-14(a)

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

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(e) and 15d-15(f)) for the registrant and have:

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: May 11, 2005	/s/ Stoney M. Stubbs, Jr.
Stoney M. Stubbs, Jr. Chairman of the Board and Chief Executive Officer

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
REQUIRED BY RULE 13a-14(a)

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

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(e) and 15d-15(f)) for the registrant and have::

a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)
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

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Dated: May 11, 2005	/s/ F. Dixon McElwee, Jr.
F. Dixon McElwee, Jr. Senior Vice President Principal Financial and Accounting Officer

EXHIBIT 32.1

FROZEN FOOD EXPRESS INDUSTRIES, INC.
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO 18 U.S.C. SECTION BSO, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Frozen Food Express Industries, Inc. (the "Company") on Form 10-Q for the fiscal quarter ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stoney M. Stubbs, Jr., Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that (a) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (b) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 11, 2005	/s/ Stoney M. Stubbs, Jr.
Stoney M. Stubbs, Jr. Chairman of the Board and Chief Executive Officer

EXHIBIT 32.2

FROZEN FOOD EXPRESS INDUSTRIES, INC.
CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO 18 U.S.C. SECTION BSO, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Frozen Food Express Industries, Inc. (the "Company") on Form 10-Q for the fiscal quarter ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, F. Dixon McElwee, Jr., Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that (a) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (b) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 11, 2005	/s/ F. Dixon McElwee, Jr.
F. Dixon McElwee, Jr. Senior Vice President Principal Financial and Accounting Officer