Form 10-Q
period 2005-06-30
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2005-08-04
CIK 39273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[MARK ONE]
[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

[x] Yes        [ ] No

As of August 2, 2005, 18,095,359 shares of the registrant's common stock, $1.50 par value, were outstanding.

RETURN TO INDEX

-i-

RETURN TO INDEX

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(In thousands)

Assets	June 30, 2005 (unaudited)	Dec. 31, 2004
Current assets
Cash and cash equivalents	$9,429	$3,142
Accounts receivable, net	56,712	57,954
Inventories	2,453	1,818
Tires on equipment in use	4,724	5,157
Deferred federal income tax	4,081	3,473
Other current assets	7,112	9,103
Total current assets	84,511	80,647

Property and equipment, net	78,284	78,039
Other assets	12,133	12,006
	$174,928	$170,692

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$24,128	$31,985
Accrued claims	13,386	13,068
Accrued payroll	9,449	9,070
Income tax payable	224	-
Accrued liabilities	3,637	2,147
Total current liabilities	50,824	56,270

Long-term debt	-	2,000
Deferred federal income tax	7,941	8,551
Accrued claims	6,482	6,825
	65,247	73,646
Shareholders' equity
Par value of common stock ( 18,072 and 17,653 shares outstanding)	27,108	26,480
Capital in excess of par value	5,540	2,518
Retained earnings	77,709	68,603
	110,357	97,601
Less - Treasury stock ( 133 and 130 shares), at cost	676	555
Total shareholders' equity	109,681	97,046
	$174,928	$170,692
See accompanying notes to consolidated condensed financial statements.

RETURN TO INDEX

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Income
Three and Six Months Ended June 30,
(Unaudited and in thousands, except per share amounts)

	Three Months		Six Months
	2005	2004	2005	2004
Revenue
Freight revenue	$123,250	$114,746	$239,122	$221,235
Non-freight revenue	3,430	3,392	5,587	5,834
	126,680	118,138	244,709	227,069
Cost and expenses
Salaries, wages and related exp.	32,628	30,670	63,254	59,680
Purchased transportation	31,605	32,281	61,171	62,693
Fuel	19,090	14,467	35,809	27,556
Supplies and expenses	15,901	13,767	31,067	26,078
Revenue equipment rent	7,301	7,888	14,078	16,138
Depreciation	5,493	4,878	11,315	9,490
Communication and utilities	900	942	1,926	1,916
Claims and insurance	3,151	2,910	6,588	5,798
Operating taxes and licenses	1,026	1,163	2,202	2,291
Gains on disposition of equipment	(1,493)	(604)	(2,650)	(965)
Miscellaneous expenses	1,697	1,797	2,885	2,663
	117,299	110,159	227,645	213,338
Non-freight costs and operating expenses	3,288	2,960	5,440	5,422
	120,587	113,119	233,085	218,760
Operating income	6,093	5,019	11,624	8,309
Interest and other income	(3,445)	(349)	(3,355)	(153)

Pre-tax income	9,538	5,368	14,979	8,462

Income tax provision	3,739	1,876	5,873	3,030

Net income	$5,799	$3,492	$9,106	$5,432

Net income per share of common stock
Basic	$0.33	$0.20	$0.51	$0.32
Diluted	$0.31	0.19	$0.49	$0.30

Basic shares	17,843	17,209	17,750	17,174
Diluted shares	18,759	17,937	18,751	17,894

See accompanying notes to consolidated condensed financial statements.

RETURN TO INDEX

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
For the Six Months Ended June 30,
(In thousands)
(Unaudited)

	2005	2004
Net cash provided by operating activities	$9,760	$22,418

Cash flows from investing activities
Expenditures for property and equipment	(17,487)	(12,747)
Proceeds from sale of property and equipment	7,797	4,812
Net life insurance proceeds (expenditures)	4,759	(275)
Net cash used in investing activities	(4,931)	(8,210)

Cash flows from financing activities
Borrowings	21,600	18,400
Payments against borrowings	(23,600)	(31,400)
Proceeds from capital stock transactions	2,780	248
Re-issuances of treasury stock	120	-
Purchases of treasury stock	(241)	-
Other	799	-
Net cash provided by (used in) financing activities	1,458	(12,752)

Net increase in cash and cash equivalents	6,287	1,456
Cash and cash equivalents at January 1	3,142	1,396

Cash and cash equivalents at June 30	$9,429	$2,852

See accompanying notes to consolidated condensed financial statements.

RETURN TO INDEX

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
June 30, 2005 and 2004
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

2. DIVESTITURES
     During April  of 2005, we sold certain operating assets of our remaining non-freight subsidiary, AirPro Holdings, Inc. (“AHI”). The buyer was a newly-formed entity, AIRPRO Mobile Air, LLC (“AMA”). After the sale, AHI owns 20% of AMA. Because AHI remains the primary beneficiary of AMA, we are required by Financial Accounting Standards Board Interpretation No. 46, (revised) to consolidate the financial statements of AMA.
During April 2005, we sold a fifty percent interest in one of our life insurance investments. The book value of the asset we sold as of March 31, 2005 was approximately $2.3 million. As consideration for the sale of the policy, we received $6.1 million in cash. The resulting non-operating gain of $3.8 million is reflected in our consolidated condensed statements of income for the three and six months ended June 30, 2005.

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
We are the sole obligor with respect to the performance of our freight services, and we assume all of the related credit risk. Accordingly, our freight revenue and our related direct expenses are recognized on a gross basis. Payments we make to independent contractors for the use of their trucks in transporting freight are typically calculated based on the gross revenue generated by their trucks. Such payments to independent contractors are recorded as purchased transportation expense.

 4. STOCK-BASED COMPENSATION
    On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. Under SFAS No. 123R, companies must calculate and record in the income statement the cost of equity instruments, such as stock options, awarded to employees for services received. Pro forma disclosure is no longer permitted. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments.
We apply APB Opinion No. 25 and related interpretations to account for our stock options. Accordingly, no expense has been recognized for stock option grants to employees. Had we elected to apply SFAS No. 123R to account for our stock options, our net income and diluted net income per share of common stock for each of the three and six month periods ended June 30, 2005 and 2004 would have been as follows:

RETURN TO INDEX

	Three Months		Six Months
Pro Forma Impact on Net Income (in millions)	2005	2004	2005	2004
As reported	$5.8	$$3.5	$9.1	$$5.4
Impact of SFAS No. 123	(0.2)	(0.2)	(0.4)	(0.3)
	$5.6	$$3.3	$8.7	$$5.1

	Three Months		Six Months
Pro Forma Impact on Basic Net Income Per Share	2005	2004	2005	2004
As reported	$0.33	$0.20	$0.51	$0.32
Impact of SFAS No. 123	(0.02)	(0.01)	(0.02)	(0.02)
	$0.31	$0.19	$0.49	$0.30

	Three Months		Six Months
Pro Forma Impact on Diluted Net Income Per Share	2005	2004	2005	2004
As reported	$0.31	$0.19	$0.49	$0.30
Impact of SFAS No. 123	(0.01)	(0.01)	(0.03)	(0.01)
	$0.30	$0.18	$0.46	$0.29

On April 21, 2005, the SEC announced the adoption of a new rule that amends the compliance date for SFAS 123R so that each registrant that is not a small business issuer will be required to prepare financial statements in accordance with SFAS 123R beginning with the first reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005.
SFAS No. 123R provides two alternatives for adoption: (i) a modified prospective method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date: or (ii) a modified retrospective method which permits entities to restate prior periods to record compensation cost calculated under SFAS No. 123 for the pro forma disclosure. During 2006, we plan to adopt SFAS No. 123R using the modified prospective method.
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
SFAS No. 123R also requires that tax benefits received by companies in excess of compensation cost be reclassified from operating cash flows to financing cash flows in statements of cash flows. This change in classification will reduce cash flows from operating activities and increase cash flows from financing activities in the periods after adoption. The amount of cash provided by operating activities from such stock based payments was $610,000 during the first six months of 2005. No such transactions occurred during the first six months of 2004.

5. LONG-TERM DEBT
As of June 30, 2005, we had a $50 million secured line of credit pursuant to a revolving credit agreement with two commercial banks. The agreement expires June 1, 2007.
Interest is due monthly. We may elect to borrow at a daily interest rate based on the bank's prime rate or for specified periods of time at fixed interest rates which are based on the London Interbank Offered Rate in effect at the time of a fixed rate borrowing. At June 30, 2005, nothing was borrowed against this facility and $4.3 million was being used as collateral for letters of credit. Accordingly, at June 30, 2005 approximately $45.7 million was available under the agreement. To the extent that the line of credit is not used for borrowing or letters of credit, we pay a commitment fee to the banks.
Loans may be secured by liens against our inventory, trade accounts receivable and over-the-road trucking equipment. The agreement also contains a pricing "grid" where increased levels of profitability and cash flows or reduced levels of indebtedness can reduce the rates of interest expense we incur. The agreement restricts, among other things, payments of cash dividends, repurchases of our stock and the amount of our capital expenditures. The amount we may borrow under the facility may not exceed the lesser of $50 million, as adjusted for letters of credit and other debt as defined in the agreement, a borrowing base or a multiple of a measure of cash flow as described in the agreement. Loans and letters of credit will become due on the agreement expiration. As of June 30, 2005, we were in compliance with the terms of the agreement.

RETURN TO INDEX

6. NET INCOME PER SHARE OF COMMON STOCK
Our basic net income per share was computed by dividing our net income by the weighted average number of shares of common stock outstanding during the period. The table below sets forth information regarding weighted average basic and diluted shares for each of the three and six months ended June 30, 2005 and 2004 (in thousands):

	Three Months		Six Months
	2005	2004	2005	2004
Basic shares	17,843	17,209	17,750	17,174
Common stock equivalents	916	728	1,001	720
Diluted shares	18,759	17,937	18,751	17,894

For the three and six months ended June 30, 2004, we excluded 1.1 million stock options from our calculation of common stock equivalents because their exercise prices exceeded the market price of our stock, which would have caused anti-dilution. For the three and six month periods ended June 30, 2005, 14,000 such stock options were excluded.

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
Our Internet address is www.ffex.net. All of our filings with the Securities and Exchange Commission ("SEC") are available free of charge through our website as soon as reasonably practicable after we file them with the SEC.
      During April of 2005, we sold certain operating assets of our remaining non-freight subsidiary, AirPro Holdings, Inc. (“AHI”). The buyer was a newly-formed entity, AIRPRO Mobile Air, LLC (“AMA”). After the sale, AHI owns 20% of AMA. Because AHI remains the primary beneficiary of AMA, we are required by Financial Accounting Standards Board Interpretation No. 46, (revised) to consolidate the financial statements of AMA.

RESULTS OF OPERATIONS
Three and Six Month Ended June 30, 2005 and 2004

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

RETURN TO INDEX

The following table summarizes and compares the significant components of freight revenue for each of the three and six-month periods ended June 30, 2005 and 2004:

	Three Months		Six Months
Freight revenue from	2005	2004	2005	2004
Full-truckload linehaul services (a)	$67.6	$65.4	$132.7	$129.6
Dedicated fleets (a)	5.6	4.3	11.0	8.3
Total full-truckload (a)	73.2	69.7	143.7	137.9
Less-than-truckload linehaul services (a)	31.5	30.2	60.0	57.6
Total linehaul and dedicated fleet revenue (a)	104.7	99.9	203.7	195.5
Fuel adjustments (a)	14.0	7.2	24.8	12.2
Freight brokerage (a)	3.1	6.0	7.9	10.3
Equipment rental (a)	1.4	1.6	2.7	3.2
Total freight revenue (a)	$123.2	$114.7	$239.1	$221.2

Weekly average trucks in service	2,269	2,296	2,282	2,300
Revenue per truck per week (b)	$3,550	$3,349	$3,452	$3,271

Computational notes:
(a) In millions.
(b) Total linehaul and dedicated fleet revenue divided by number of weeks in period divided by weekly average trucks in service.

Fuel adjustment charges comprised 80% of the $8.5 million increase in freight revenue during the three months ended June 30, 2005, as compared to the comparable period of 2004. The following discussions reflect changes in our total linehaul and dedicated fleet revenue, exclusive of fuel surcharges.
Revenue from our linehaul and dedicated fleet activities increased by $4.8 million (4.8%) and $8.2 million (4.2%), respectively, between the three and six-month periods ended June 30, 2004 and 2005. Dedicated fleet revenue increased by $1.3 million (30.2%) and $2.7 million (32.5%), respectively, between the three and six-month periods, reflecting our continuing efforts to expand our dedicated fleet customer base.
 Freight brokerage revenue declined by $2.9 million (48.3%) and $2.4 million (23.3%), respectively, between the three and six month periods ended June 30, 2004 and 2005. Our freight brokerage provides transportation services to our customers by using equipment belonging to the third party trucking companies. Such third-party trucking companies are paid fees, which are negotiated for each load. Such fees are recorded as purchased transportation expense.
We employ specialists knowledgeable in our freight network in our freight brokerage operation. During the three months ended June 30, 2005, we determined that certain of the specialists we had been using would be replaced. We are presently exploring ways to improve the level and quality of our freight brokerage revenue.
The following table summarizes and compares our revenue from full-truckload linehaul services and related data for each of the three and six-month periods ended June 30, 2005 and 2004:

	Three Months		Six Months
Revenue from full-truckload linehaul services	2005	2004	2005	2004
Temperature-controlled fleet (a)	$45.2	$44.3	$88.6	$87.5
Dry-freight fleet (a)	22.4	21.1	44.1	42.1
	$67.6	$65.4	$132.7	$129.6
Total linehaul miles (a)	45.6	48.4	91.2	98.2
Total loaded miles (a)	41.0	43.9	81.8	89.1
Empty mile ratio (b)	10.1%	9.3%	10.3%	9.3%
Number of linehaul shipments (c)	48.7	48.4	96.2	98.0
Linehaul revenue per total mile (d)	$1.48	$1.35	$1.46	$1.32
Linehaul revenue per loaded mile (e)	$1.65	$1.49	$1.62	$1.45
Linehaul revenue per shipment (f)	$1,388	$1,351	$1,379	$1,322
Average loaded miles per shipment (g)	842	907	850	909

RETURN TO INDEX

Computational notes:
(a)	In millions.
(b)	One minus (total loaded miles divided by total linehaul miles).
(c)	In thousands.
(d)	Revenue from full-truckload linehaul services divided by total linehaul miles.
(e)	Revenue from full-truckload linehaul services divided by total loaded miles.
(f)	Revenue from full-truckload linehaul services divided by number of linehaul shipments.
(g)	Total loaded miles divided by number of linehaul shipments.

Full-truckload linehaul revenue increased by $2.2 million (3.4%) and $3.1 million (2.4%), respectively, between the three and six months ended June 30, 2005, as compared to the comparable periods of 2004. For the three months ended June 30, 2005, revenue per loaded mile increased by 10.7%, as compared to the comparable period of 2004 but our average length of haul declined by 7.2%, to 842 miles. The number of full-truckload linehaul shipments we transported during the second quarter of 2005 rose to 48,700, from 48,400 during the year-ago quarter. Throughout 2004 and 2005, we have sought and obtained rate increases from our customers in an effort to compensate us for increased operating costs, and to reflect diminished capacity of the trucking industry to meet expanding customer demand for trucking services. Those rate increases were the principal contributor to increased per-mile revenue. Factors mitigating the increased per-mile revenue during the first six months of 2005, as compared to the comparable period of 2004 included a shorter average length of haul for such shipments and a moderate increase in the proportion of our empty, or non-revenue-producing versus loaded, or revenue-producing, miles. Redeployment of trucks from our linehaul service to dedicated fleets also impacted full-truckload linehaul revenue during the first six months of 2005, as indicated by a more than 30% increase in dedicated fleet revenue between the three and six-month periods.

The following table summarizes and compares our revenue from less-than-truckload linehaul services and related data for each of the three and six-month periods ended June 30, 2005 and 2004:

	Three Months		Six Months
	2005	2004	2005	2004
Revenue from less-than-truckload linehaul services (a)	$31.5	$30.2	$60.0	$57.6
Total linehaul miles (a)	11.5	11.0	22.1	21.3
Total loaded miles (a)	10.6	10.3	20.3	20.0
Empty mile ratio (b)	7.8%	6.4%	8.1%	6.1%
Number of linehaul shipments (c)	68.4	70.7	131.4	136.3
Linehaul revenue per total mile (d)	$2.74	$2.75	$2.71	$2.70
Linehaul revenue per loaded mile (e)	$2.97	$2.93	$2.96	$2.88
Linehaul revenue per shipment (f)	$461	$427	$457	$423
Hundredweight (c)	2,123	2,095	4,051	3,984
Average weight per shipment (g)	3,104	2,963	3,083	2,923
Linehaul revenue per hundredweight (h)	$14.84	$14.42	$14.81	$14.46

Computational notes:
(a)	In millions.
(b)	One minus (total loaded miles divided by total linehaul miles).
(c)	In thousands.
(d)	Revenue from less-than-truckload linehaul services divided by total linehaul miles.
(e)	Revenue from less-than-truckload linehaul services divided by total loaded miles.
(f)	Revenue from less-than-truckload services divided by number of linehaul shipments.
(g)	Hundredweight times 100 divided by number of shipments.
(h)	Revenue from less-than-truckload services divided by hundredweight.

LTL linehaul revenue improved by $1.3 million (4.3%) and $2.4 million (4.2%), respectively, during the three and six-months ended June 30, 2005 as compared to the comparable periods of 2004. The number of LTL shipments transported declined over 3% between the 2005 and 2004 periods, but the average weight of the shipments transported increased by approximately 5%, and average linehaul revenue per LTL shipment improved by 8% during both the three and six month periods ended June 30, 2005, as compared to the comparable periods of 2004.

RETURN TO INDEX

The following table summarizes and compares the makeup of our fleets between full-truckload and LTL and between company-provided tractors and tractors provided by owner-operators as of June 30, 2005 and 2004:

	2005	2004
Full-truckload tractors
Company-provided	1,464	1,453
Owner-operator	567	534
Total full-truckload	2,031	1,987
LTL tractors
Company-provided	95	99
Owner-operator	142	179
Total LTL	237	278
Total company-provided	1,559	1,552
Total owner-operator	709	713
Tractors in service	2,268	2,265
Trailers in service	4,288	3,861

    Recent high operating expenses, particularly for maintenance and fuel has resulted in a sharp decline in the number of independent contractor, owner-operators providing equipment to the trucking industry. Our ability to mitigate this industry-wide trend by expanding our company-operated fleets has been constrained by an industry-wide lack of drivers qualified to operate the equipment.

Freight Operating Expenses: The following table sets forth, as a percentage of freight revenue, certain major operating expenses for each of the three and six-month periods ended June 30, 2005 and 2004:

	Three Months		Six Months
	2005	2004	2005	2004
Salaries, wages and related expenses	26.5%	26.7%	26.5%	27.0%
Purchased transportation	25.6	28.1	25.6	28.3
Fuel	15.5	12.6	15.0	12.5
Supplies and expenses	12.9	12.0	13.0	11.8
Revenue equipment rent and depreciation	10.4	11.1	10.6	11.6
Claims and insurance	2.6	2.5	2.8	2.6
Other	1.7	3.0	1.7	2.6
Total freight operating expenses	95.2%	96.0%	95.2%	96.4%

    Salaries, Wages and Related Expenses: Salaries, wages and related expenses increased by $2.0 million (6.4%) and $3.6 million (6.0%), respectively, during the three and six month periods ended June 30, 2005 as compared to the comparable periods of 2004. The following table summarizes and compares the major components of these expenses for each of the three and six month periods ended June 30, 2005 and 2004 (in millions):

	Three Months		Six Months
Amount of Salaries, Wages and Related Expenses Incurred for	2005	2004	2005	2004
Driver salaries and per-diem expenses	$18.3	$17.8	$36.2	$34.7
Non-driver salaries	8.9	8.9	16.8	17.2
Payroll taxes	2.0	2.0	4.3	4.3
Work-related injuries	1.5	0.8	2.1	1.4
Health insurance and other	1.9	1.2	3.9	2.1
	$32.7	$30.7	$63.3	$59.7

    Employee full-truckload linehaul drivers are typically paid a certain rate per mile. The number of such miles increased during the three and six months ended June 30, 2005, as compared to the comparable periods of 2004.  The increased number of miles contributed to the increases in driver salaries and per-diem expenses.
    Employee dedicated fleet drivers are typically paid by the hour or by the day. During 2005, we have added trucks to our dedicated fleet operations. Those increases also contributed to increases in driver salaries and per-diem expenses.

RETURN TO INDEX

We sponsor a 401(k) wrap plan which enables employees to defer a portion of their current salaries to their postretirement years. Because the wrap plan’s assets are held by a grantor or “rabbi” trust, we are required to include the wrap plan’s assets and liabilities in our consolidated financial statements. As of December 31, 2004 and June 30, 2005, such assets included 133,000 shares of our common stock, which are classified as treasury stock in our consolidated balance sheet.
We are required to value the assets and liabilities of the wrap plan at market value on our periodic balance sheets, but we are precluded from reflecting the treasury stock portion of the wrap plan’s assets at market value. When the market value of our common stock rises, this results in upward pressure on non-driver salaries and wage expense. The opposite is true when our common stock price falls. During the first six months of 2005, the per-share market price of our stock declined by $1.58 to $11.32. This resulted in a reduction of approximately $210,000 in 2005’s first six months non-driver salary and wage expense, as compared to the comparable period of 2004. Also, our executive bonus and phantom stock plan is partially denominated in approximately 171,000 “phantom” shares of our stock, the liability for which is also determined by the value of our stock. That resulted in an additional $270,000 reduction in non-driver salaries and wage expense during the first six months of 2005, as compared to the comparable period of 2004.

Purchased Transportation: Purchased transportation expense declined by $0.7 million (2.1%) and $1.5 million (2.4%) during the three and six month periods ended June 30, 2005 as compared to the comparable periods of 2004. The following table summarizes and compares our purchased transportation expense for each of the three and six-month periods ended June 30, 2005 and 2004, by type of service (in millions):

	Three Months		Six Months
Amount of Purchased Transportation Expense Incurred for	2005	2004	2005	2004
Linehaul service	$25.6	$25.2	$48.7	$50.0
Fuel adjustments	3.3	2.2	6.0	3.7
Freight brokerage and other	2.7	4.9	6.5	9.0
	$31.6	$32.3	$61.2	$62.7

Purchased transportation for linehaul service primarily represents payments to owner-operators in exchange for our use of their vehicles to transport shipments. The $1.5 million decrease in such expenses during the first six months of 2005, as compared to the comparable period of 2004 is primarily a result of a decrease in the average number of owner-operator provided tractors in our fleets, from about 713 during the six month period ended June 30, 2004 to approximately 709 during the comparable period of 2005.
Purchased transportation for fuel adjustments represents incremental payments to owner-operators to compensate them for currently high fuel costs. Owner-operators are responsible for all expenses associated with the operation of their tractors, including labor, maintenance and fuel. The per-gallon price of fuel we incurred during the first six months of 2005 was 28% more than during the comparable year-ago period. Pursuant to the contracts and tariffs by which our freight rates are determined, those rates in most cases automatically fluctuate as diesel fuel prices rise and fall because of the fuel adjustment charges. When retail fuel prices rise, we charge our customers incremental fuel adjustment charges to defray such higher costs. To the extent that shipments are transported by owner-operators, we pass the amount of these fuel surcharges through to the owner-operators, in order to offset their incremental fuel expense.
Purchased transportation expenses associated with our freight brokerage and other (principally intermodal) service offerings declined by $2.5 million between the 2005 and 2004 six month periods. Nearly 90% of that decline occurred during the three months ended June 30, 2005 as compared to the comparable period of 2004. Freight brokerage purchased transportation expense is highly correlated to freight brokerage revenue, which declined by $2.9 million between the three month periods.

    Fuel: Fuel expense increased by $4.6 million (32.0%) and $8.3 million (30.0%), respectively, during the three and six month periods ended June 30, 2005 as compared to the same periods of 2004. The following table summarizes and compares the relationship between fuel expense and total linehaul and dedicated fleet revenue during each of the three and six-month periods ended June 30, 2005 and 2004:

	Three Months		Six Months
	2005	2004	2005	2004
Total linehaul and dedicated fleet revenue	$104.7	$99.9	$203.7	$195.5
Fuel expense	19.1	14.5	35.8	27.6
Fuel expense as a percent of total linehaul and dedicated fleet revenue	18.2%	14.5%	17.6%	14.1%

The per-gallon price of fuel we incurred during the first six months of 2005 was 28% more than during the comparable year-ago period. Fuel adjustment charges do not always fully compensate us and our independent contractors for increased fuel costs. Accordingly, fuel price volatility can impact our profitability. We have in place a number of strategies that mitigate, but do not eliminate, the impact of such volatility. Pursuant to the contracts and tariffs by which our freight rates are determined, those rates in most cases automatically fluctuate as diesel fuel prices rise and fall because of the fuel adjustment charges.

RETURN TO INDEX

Factors that might prevent us from fully recovering fuel cost increases include the presence of deadhead (empty) miles, tractor engine idling and fuel to power our trailer refrigeration units. Such fuel consumption often cannot be attributable to a particular load and, therefore, there is no revenue to which a fuel adjustment may be applied. Also, our fuel adjustment charges are computed by reference to federal government indices that are released weekly for the prior week. When prices are rising, the price we incur in a given week is more than the price the government reports for the preceding week. Accordingly, we are unable to recover the excess of the current week’s actual price to the preceding week’s indexed price.
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

Supplies and Expenses: Supplies and expenses increased by $2.1 million (15.5%) and $5.0 million (19.1%), respectively, between the three and six month periods ended June 30, 2004 and 2005. The following table summarizes and compares the major components of supplies and expenses for each of the three and six-month periods ended June 30, 2005 and 2004 (in millions):

	Three Months		Six Months
Amount of Supplies and Expenses Incurred for	2005	2004	2005	2004
Fleet repairs and maintenance	$5.8	$4.4	$11.9	$8.3
Freight handling	2.8	2.8	5.4	5.4
Driver travel expense	0.7	0.7	1.4	1.5
Tires	1.3	1.5	2.7	3.2
Terminal and warehouse expenses	1.9	1.5	3.6	2.8
Driver recruiting	1.0	0.8	1.9	1.5
Other	2.4	2.1	4.2	3.4
	$15.9	$13.8	$31.1	$26.1

    Fleet repair and maintenance expenses represented approximately 70% of the total increase in our total supplies and expenses during three and six month periods ended June 30, 2005, as compared to comparable year-ago periods. During the six months ended June 30, 2005, expenses for tractor repair and maintenance increased by $2.0 million, and trailer repair expenses increased by $1.4 million, each as compared to the first half of 2004.
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
    Trailer maintenance expenses increased during the second quarter of 2005 as compared to the comparable year-ago quarter due to the addition of approximately 425 trailers to our fleets between June 30, 2004 and June 30, 2005. Also, during 2004 as older leased trailers reached the end of their seven-year lease terms, we negotiated with the lessors to extend the leases for up to one year, at significantly lower monthly rental amounts. While such extensions resulted in lower revenue equipment rental expense, those savings were partially offset by the higher costs associated with maintaining the older trailers.

    Rentals and Depreciation: The total of revenue equipment rental and depreciation expense did not change appreciably between the three month periods ended June 30, 2004 and 2005. For the six months ended June 30, 2005, such expenses declined by $235,000 (0.9%) to $25.4 million.

RETURN TO INDEX

Claims and Insurance: Claims and insurance expenses increased by $241,000 (8.3%) and $790,000 (13.6%), respectively, between the three and six month periods ended June 30, 2004 and 2005, as compared to the comparable period of 2004. The following table summarizes and compares the major components of claims and insurance expenses for each of the three and six-month periods ended June 30, 2005 and 2004 (in millions):

	Three Months		Six Months
Amount of Claims and Insurance Expense Incurred for	2005	2004	2005	2004
Liability	$2.7	$2.2	$5.1	$3.9
Cargo	0.3	-	0.7	0.8
Physical damage	0.2	0.7	0.8	1.1
	$3.2	$2.9	$6.6	$5.8

The changes in the amounts of liability and cargo claims and insurance expense we incurred between three and six-month periods ended June 30, 2005 and 2004 resulted primarily from differences in the number and severity of incidents which occurred during the periods involved.
We have accrued for our estimated costs related to our liability claims. When an incident occurs we record a reserve for the incident's estimated outcome. As additional information becomes available, adjustments are made.
Accrued claims and liabilities in our balance sheet include reserves for over the road accidents, cargo losses, and employee related claims, such as work-related injuries and employee health insurance. Expenses for employee-related claims are included in salaries, wages and related expenses in our statement of income. It is probable that the estimates we have accrued at any point in time will change in the future.
Claims and insurance expenses can vary significantly from year to year. The amount of open claims is significant. There can be no assurance that these claims will be settled without a material adverse effect on our financial position or our results of operations.
On June 1, 2005, our liability insurance arrangements expired and were replaced with a new coverage, which will remain in place through May 31, 2006. A comparison between the expired policy and the new policy is as follows (dollar amounts in millions):

	Amount of Risk We Retained Under
For Losses Between	Expired Policy	New Policy
$ 0.0 - 3.0	$3.00	$3.00
3.0 - 5.0	-	0.50
5.0 - 10.0	2.50	1.25
10.0 - 25.0	-	-
	$5.50	$4.75

    Under the new policy, we reduced our exposure from any single incident by $750,000. During the term of the expired policy, no loss was of a magnitude that is expected to approach the $3 million level.

    Gains on Disposition of Equipment: Gains on the disposition of equipment were $2.65 million during the first six months of 2005, as compared to $1.0 million during the comparable period of 2004. The periodic amount of such gains depends primarily upon conditions in the market for previously-owned equipment and on the quantity of retired equipment sold.

    Miscellaneous Expenses: Miscellaneous operating expenses increased by $0.2 million (8.3%) during the first six months of 2005, as compared to the comparable period of 2004.
    Such expenses consist primarily of professional fees for legal services, auditing fees, rentals associated with freight terminals, costs associated with compliance with the Sarbanes-Oxley Act of 2002 and our provisions for uncollectible accounts receivable. Audit fees were the category with the largest increase from the comparable year-ago period.

RETURN TO INDEX

    Operating Income: Income from operations increased by $1.1 million (22.0%) and $3.3 million (39.8%), respectively, between the three and six-month periods ended June 30, 2004 and 2005. The following table summarizes and compares our operating results from our freight and non-freight operations for each of the three and six-month periods ended June 30, 2005 and 2004 (in thousands):

	Three Months		Six Months
Operating Income from	2005	2004	2005	2004
Freight operations	$6.0	$4.6	$11.5	$7.9
Non-freight operations	0.1	0.4	0.1	0.4
	$6.1	$5.0	$11.6	$8.3

  During April  of 2005, we sold certain operating assets of our remaining non-freight subsidiary, AirPro Holdings, Inc. (“AHI”). The buyer was a newly-formed entity, AIRPRO Mobile Air, LLC (“AMA”). After the sale, AHI owns 20% of AMA. Because AHI remains the primary beneficiary of AMA, we are required by Financial Accounting Standards Board Interpretation No. 46, (revised) to consolidate the financial statements of AMA.

    Interest and Other: The following table summarizes and compares our interest and other income for each of the three and six-month periods ended June 30, 2005 and 2004 (in thousands):

	Three Months		Six Months
Amount of Interest and Other (Income) Expense from	2005	2004	2005	2004
Life insurance and other	$(3,460)	$(307)	$(3,393)	$(188)
Equity in former subsidiaries	153	(124)	120	(154)
Interest expense	21	84	89	206
Interest income	(159)	(2)	(171)	(17)
	$(3,445)	$(349)	$(3,355)	$(153)

 During April of 2005, we sold a fifty percent interest in one of our life insurance investments. The book value of the asset we sold was approximately $2.3 million. As consideration for the sale of the policy, we received $6.1 million in cash. The resulting non-operating gain of $3.8 million was reflected in our statements of income for the three and six-month ended June 30, 2005.
The decline in interest expense and the increase in interest income between the three and six-month periods ended June 30, 2004 and 2005 are primarily related to the receipt and investment of the cash from the sale of the life insurance investment.
The three and six-month's income from equity in former subsidiaries for 2004 was from our 20% equity interest in W&B Refrigeration Services, LLP. We account for that investment by the equity method of accounting. For the three and six-month periods ended June 30, 2005, respectively, this investment generated income of $114,000 and $147,000, respectively.
The remainder of the three and six month 2005 equity in former subsidiaries is related to the sale during the second quarter of 2005 of our remaining non-freight business. In connection with that transaction, we also retained a 20% equity interest in the buyer, but as we are required to account for that investment not by the equity method, but by including the financial statements of the buyer in our consolidated financial statements. As a result, we have reduced interest and other income by $225,000 to reflect the 80% majority interest in the buyers' income that we do not own.

    Pre-Tax and Net Income: Pre-tax income increased by $4.2 million (77.7%) and $6.5 million (77.0%), respectively, between the three and six-month periods ended June 30, 2004 and 2005.  Net income increased by $2.3 million (66.1%) and $3.7 million (67.6%), respectively, between the three and six month periods ended June 30, 2004 and 2005.

RETURN TO INDEX

    Non-deductible per diem expenses from employee-drivers are expected to increase our effective tax rate (income tax provision divided by pre-tax income) for fiscal 2005 by 8%. The gain on the sale of the life insurance investment described above is not taxable, which reduced our effective tax rate for fiscal 2005 by approximately 6%. As a result of the non-deductible expenses, state income taxes, and the non-taxable gain on the sale of the life insurance investment, our effective tax rate for the three and six-month periods ended June 30, 2005 was 39.2% , which includes 2% for state income tax, net of federal benefit.

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
We had no long-term debt as of June 30, 2005, and the unused portion of the company's $50 million revolving credit facility was approximately $45.7 million. We believe that the funds available to us from our working capital, future operating cash flows and our credit and leasing facilities will be sufficient to finance our operation during the next twelve months.

Cash Flows: During the six-month period ended June 30, 2005, cash provided by operating activities was $9.8 million as compared to $22.4 million during the comparable 2004 six-month period. A primary cause of 2005's lower year-to-date cash provided by operating activities was fluctuations in our accounts payable.  By way of comparison, cash provided by operating activities for the six months ended June 30, 2003 was $2.1 million. Pre-tax income increased between the first six months of 2004 and 2005 by $6.5 million, and the non-cash items involved in net income (principally depreciation and amortization) increased by $948,000.
As of December 31, 2004, our working capital (current assets minus current liabilities) was $24.4 million, as compared to $33.7 million as of June 30, 2005. This change, which was mostly related to lower accounts payable at June 30, 2005, is the principal reason for 2005’s lower year-to-date cash flows provided by operating activities.
Cash provided by financing activities was $1.2 million during the first six months of 2005, as compared to cash used in financing activities of $12.8 million during the first six months of 2004. We began 2004 and 2005, respectively, with $14 million and $2 million in long-term debt. Most of the cash used in financing activities during the first six months of 2004 was directed to paying down our long-term debt. During the first six months of 2005, $2 million of our cash used in financing activities was for the purpose of reducing our long-term debt position to zero. Increased proceeds from the issuance of common stock or re-issuance of treasury stock (both in connection with the exercise of stock options) also served to increase net cash provided by financing activities during the first six months of 2005.
Cash used in investing activities decreased from $8.2 million during the first six months of 2004 to $4.9 million during the comparable period of 2005. Higher expenditures for new property and equipment (principally tractors and trailers), net of proceeds from the sale of a life insurance investment and used property and equipment were the principal causes of this increase.

RETURN TO INDEX

OBLIGATIONS AND COMMITMENTS
The table below sets forth information as to the amounts of our obligations and commitments as well as the year in which they will become due (in millions):

Payments Due by Year	Total	2005(1)	2006	2007	2008	2009	After 2009
Debt and letters of credit	$4.3	$-	$-	$4.3	$-	$-	$-
Obligations for the purchase of property and equipment (2)	22.3	22.3	-	-	-	-	-
Operating leases for
Rentals	78.3	13.8	22.7	15.7	11.7	7.7	6.7
Residual guarantees	10.7	5.1	3.3	1.1	0.4	0.8	-
Accounts payable	24.1	24.1	-	-	-	-	-
Accrued payroll	5.7	5.7	-	-	-	-	-
	145.4	$71.0	$26.0	$21.1	$12.1	$8.5	$6.7
Deferred compensation
Phantom stock (3)	1.9
Rabbi trust (4)	1.8
Total	$149.1

(1)	Represents amounts due from July 1 through December 31, 2005.
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
Factors that are not within our control which could contribute to such differences and may have a bearing on operating results include demand for our services and products, and our ability to meet that demand, which may be affected by, among other things, competition, weather conditions and the general economy, the availability and cost of labor, our ability to negotiate favorably with lenders and lessors, the effects of terrorism and war, the availability and cost of equipment, fuel and supplies, the market for previously-owned equipment, the impact of changes in the tax and regulatory environment in which we operate, operational risks and insurance, risks associated with the technologies and systems used and the other risks and uncertainties described elsewhere in our filings with the SEC.  We do not assume any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OFF-BALANCE SHEET ARRANGEMENTS
    We utilize non-cancelable operating leases to finance a portion of our revenue equipment acquisitions. As of June 30, 2005, we leased 1,052 tractors and 2,044 trailers under operating leases with varying termination dates ranging from 2005 to 2012. Vehicles held under operating leases are not carried on our balance sheet, and lease payments for such vehicles are reflected in our income statements in the line item “Revenue Equipment Rent Expense”. Our rental expense related to operating leases involving vehicles during the six months ended June 30, 2005 and 2004 was $14.1 million and $16.1 million, respectively.

RETURN TO INDEX

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
SFAS No. 123R provides two alternatives for adoption: (i) a modified prospective method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date: or (ii) a modified retrospective method which permits entities to restate prior periods to record compensation cost calculated under SFAS No. 123 for the pro forma disclosure. During 2006, we plan to adopt SFAS No. 123R using the modified prospective method.
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
SFAS No. 123R also requires that tax benefits received by companies in excess of compensation cost be reclassified from operating cash flows to financing cash flows in statements of cash flows. This change in classification will reduce cash flows from operating activities and increase cash flows from financing activities in the periods after adoption. The amount of cash provided by operating activities from such stock-based compensation related tax deductions was $610,000 during the first six months of 2005. No such transactions occurred during the first six months of 2004.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
As of June 30, 2005, we held no market risk sensitive instruments for trading purposes. For purposes other than trading, we held the following market risk sensitive instruments as of June 30, 2005:

Description	Discussion
Rabbi Trust investment in 133,000 shares of our stock, $1.8 million, and liabilities for stock-based deferred compensation arrangements, $1.9 million.

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

Cash surrender value of life insurance policies, $4.7 million

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

RETURN TO INDEX

ITEM 4. Controls and Procedures
(a) Disclosure Controls and Procedures: As of June 30, 2005, we evaluated, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and the operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2005, because of the material weaknesses discussed below.
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
Through this assessment, management identified three internal control deficiencies that constitute material weaknesses as defined by the Public Company Accounting Oversight Board’s Accounting Standard No. 2. The Company has concluded that it lacked sufficient controls to (i) ensure the reconciliation of certain accrued liability accounts; (ii) ensure the proper calculation of deferred tax assets and liabilities attributable to differences in the book and tax basis of each component of the Company’s consolidated balance sheet; and (iii) ensure the Commitments and Contingencies Note to the consolidated financial statements as of December 31, 2004 accurately reflects the Company’s lease obligations. The first two material weaknesses described above affect our quarterly reports on Form 10-Q as well as our annual reports on Form 10-K. The third material weakness described above affects only our annual reports on Form 10-K, but as of June 30, 2005, the third such material weakness has been remediated. Because of the material weaknesses described above, our management has concluded that as of December 31, 2004 our internal controls over financial reporting were not effective.  Such material weaknesses in internal control continue to exist as of June 30, 2005.
The remediation of the third such material weakness constituted enhancing the structure of the computer spreadsheet that we used to tabulate our lease commitments and strengthening the internal review of the disclosure to ensure that it appropriately reflects the company’s obligations.
With regard to the material weakness regarding the reconciliation of certain liability accounts, our efforts to remediate are on-going, but as yet incomplete. In the interim, we have increased our activities to review the transactions that are posted into the involved accounts, and monitor such activity with increased frequency, to ensure that any questionable entries are promptly identified and corrected. Our efforts to reconcile the involved accounts to ensure that period-end balances are properly supported by an open transaction detail are continuing.
With regard to the material weakness involving income taxes, we have engaged the services of a national independent accounting firm to assist us in identifying and quantifying all book tax differences that comprise the balances in our deferred tax accounts. Significant progress has been made, but we have not yet been able to conclude that this weakness has been effectively remediated.
    (c) Changes in Internal Controls Over Financial Reporting: As part of our ongoing analysis of internal controls over financial reporting and the issues identified above, management has made and is making changes to our internal controls. In addition to the remediation efforts described in (b) above, these changes include recruiting to increase staffing in certain areas of the financial organization, redeploying key personnel, strengthening of controls over the accounting for certain accounting estimates, formalizing accounting procedures, establishing additional monitoring controls, and the retaining of an independent accounting firm to assist with the income tax preparation and controls. Other than the changes discussed in the preceding two sentences, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Items 1, 3, and 5 of Part II are omitted due to a lack of updated information to disclose pursuant to these items.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

    In accordance with the terms of our 2005 Non-Employee Director Stock Plan (the "Plan"), on May 5, 2005, each of our five non-employee directors became eligible to receive 1,288 shares of our common stock.  The related agreements were completed during July of 2005, and the resulting 6,440 shares of our common stock will be issued by our transfer agent and registrar during August of 2005.  At this time, these shares are not registered with the SEC and will be issued to the directors pursuant to the exemption provided by Section 4 (2) of the Securities Act of 1933.  We expect to file a registration statement on Form S-8 prior to September 30, 2005, after which time the shares will be registered with the SEC. The market value of the shares as of May 5, 2005 was $9.70 per share.  Because the shares have not yet been registered with the SEC, upon their issuance, the certificates representing ownership of the shares will bear a legend indicating that they may not be sold or otherwise transferred without compliance with applicable federal and state securities laws.  Each non-employee director's ownership of the shares awarded under the Plan is subject to the vesting and other conditions as described in the Plan.

Issuer Purchases of Equity Securities for Quarter Ended June 30, 2005
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30, 2005	--		--	--	--
May 1 to May 31, 2005	--		--	--	--
June 1 to June 30, 2005	11,444	(2)	$ 11.51	--	--
Total	11,444		$ 11.51	--	593,200

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

(2)
During June of 2005, a non-executive officer of our primary operating subsidiary exchanged 11,444 shares that the officer had owned for more than one year as consideration for the exercise of stock options, as permitted by our stock option plans. Such transactions are not deemed as having been purchased as part of our publicly-announced plans or programs.

ITEM 4.   Submission of Matters to a Vote of Security Holders
    Part II, Item 5 of our quarterly report on Form10-Q for the period ended March 31, 2005, which was filed with the SEC on May 11, 2005 is hereby incorporated by reference.

RETURN TO INDEX

ITEM 6.  Exhibits

Exhibits

3.1
Articles of Incorporation of the Registrant and all amendments to date (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

3.2	Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.1*	Sixth Amendment to the Frozen Food Express Industries, Inc. 401 (k) Savings Plan.

10.2*	Frozen Food Express Industries, Inc. 2005 Non-Employee Director Restricted Stock Plan

10.2 (a)*	Form of Restricted Stock Agreement Frozen Food Express Industries, Inc. Non-Employee Director Restricted Stock Plan

10.3*	FFE Transportation Services, Inc. 2005 Executive Bonus and Restricted Stock Plan

10.4*	Frozen Food Express Industries, Inc. 2005 Stock Incentive Plan

10.5*	Form of Incentive Stock Option Agreement

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)(17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)(17 CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Executive compensation plans and arrangements required to be filed as an exhibit on this Form 10-Q.

RETURN TO INDEX

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FROZEN FOOD EXPRESS INDUSTRIES, INC.
(Registrant)

Dated: August 4, 2005	By	/s/ Stoney M. Stubbs, Jr.
Stoney M. Stubbs, Jr. Chairman of the Board and Chief Executive Officer

FROZEN FOOD EXPRESS INDUSTRIES, INC.
(Registrant)
Dated: August 4, 2005	By	/s/ F. Dixon McElwee, Jr.
F. Dixon McElwee, Jr. Senior Vice President Principal Financial and Accounting Officer

RETURN TO INDEX

EXHIBIT INDEX

3.1
Articles of Incorporation of the Registrant and all amendments to date (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

3.2	Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

10.1*	Sixth Amendment to the Frozen Food Express Industries, Inc. 401 (k) Savings Plan.

10.2*	Frozen Food Express Industries, Inc. 2005 Non-Employee Director Restricted Stock Plan

10.2 (a)*	Form of Restricted Stock Agreement Frozen Food Express Industries, Inc. Non-Employee Director Restricted Stock Plan

10.3*	FFE Transportation Services, Inc. 2005 Executive Bonus and Restricted Stock Plan

10.4*	Frozen Food Express Industries, Inc. 2005 Stock Incentive Plan

10.5*	Form of Incentive Stock Option Agreement

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)(17 CFR 240.13a-14(a)).

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)(17 CFR 240.13a-14(a)).

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Executive compensation plans and arrangements required to be filed as an exhibit on this Form 10-Q.