Form 10-Q
period 2005-09-30
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2005-11-04
CIK 39273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[MARK ONE]
[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO ______________

FROZEN FOOD EXPRESS INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Texas (State or Other Jurisdiction of Incorporation or Organization)	1-10006 Commission File Number	75-1301831 (IRS Employer Identification No.)
1145 Empire Central Place Dallas, Texas 75247-4309 (Address of Principal Executive Offices)		(214) 630-8090 (Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[x]Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[x]Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ]Yes [x] No

As of November 1, 2005, 17,848,301 shares of the registrant's common stock, $1.50 par value, were outstanding.

PART I

ITEM 1. Financial Statements

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(In thousands)
(Unaudited)

Assets	Sep. 30, 2005	Dec. 31, 2004
Current assets
Cash and cash equivalents	$7,807	$3,142
Accounts receivable, net	63,243	57,954
Inventories	2,214	1,818
Tires on equipment in use	4,779	5,157
Deferred income taxes	615	3,473
Other current assets	11,428	9,103
Total current assets	90,086	80,647

Property and equipment, net	82,978	78,039
Other assets	10,755	12,006
	$183,819	$170,692
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$30,198	$31,985
Accrued claims	14,380	13,068
Accrued payroll	9,986	9,070
Accrued liabilities	3,839	2,147
Total current liabilities	58,403	56,270

Long-term debt	-	2,000
Deferred income taxes	6,285	8,551
Accrued claims and liabilities	6,941	6,825
	71,629	73,646
Shareholders' equity
Par value of common stock (18,137 and 17,653 shares outstanding)	27,205	26,480
Paid-in capital	5,946	2,518
Retained earnings	82,685	68,603
	115,836	97,601
Less - treasury stock (419 and 130 shares)	3,646	555
Total shareholders' equity	112,190	97,046
	$183,819	$170,692
See accompanying notes to consolidated condensed financial statements.

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Income
For the Three and Nine Months Ended September 30,
(In thousands, except per-share amounts)
(Unaudited)

	Three Months		Nine Months
	2005	2004	2005	2004
Revenue
Freight revenue	$135,136	$120,531	$374,258	$341,766
Non-freight revenue	2,403	2,590	7,990	8,424
	137,539	123,121	382,248	350,190
Costs and expenses
Salaries, wages and related expenses	33,892	31,257	97,146	90,937
Purchased transportation	32,190	30,704	93,361	93,397
Fuel	22,862	15,990	58,671	43,546
Supplies and expenses	17,006	16,241	48,073	42,319
Revenue equipment rent	8,150	7,765	22,228	23,903
Depreciation	4,888	4,827	16,203	14,317
Communications and utilities	1,087	1,020	3,013	2,936
Claims and insurance	4,293	5,598	10,881	11,396
Operating taxes and licenses	1,218	1,197	3,420	3,488
Gains on sale of equipment	(923)	(415)	(3,573)	(1,380)
Miscellaneous operating expenses	1,959	1,626	4,844	4,289
	126,622	115,810	354,267	329,148
Non-freight costs and operating expenses	2,042	2,466	7,482	7,888
	128,664	118,276	361,749	337,036
Income from operations	8,875	4,845	20,499	13,154

Interest and other expense (income)	517	(516)	(2,838)	(669)

Income before income tax	8,358	5,361	23,337	13,823
Income tax provision	3,382	1,841	9,255	4,871
Net income	$4,976	$3,520	$14,082	$8,952

Net income per share of common stock
Basic	$0.28	$0.20	$0.79	$0.52
Diluted	$0.26	$0.20	$0.75	$0.50

Weighted average shares outstanding
Basic	17,944	17,235	17,817	17,196
Diluted	18,873	17,971	18,791	17,926
See accompanying notes to consolidated condensed financial statements.

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
For the Nine Months Ended September 30, 2005 and 2004
(In thousands)
(Unaudited)

	2005	2004
Net cash provided by operating activities	$14,689	$31,941

Cash flows from investing activities
Expenditures for property and equipment	(28,541)	(27,511)
Proceeds from sale of property and equipment	13,954	7,768
Proceeds from divestiture	191	258
Life insurance	5,777	986
Net cash used investing activities	(8,619)	(18,499)

Cash flows from financing activities
Borrowings under revolving credit agreement	21,600	35,000
Payments against revolving credit agreement	(23,600)	(42,000)
Common stock issued	2,887	375
Treasury stock re-issued	153	190
Treasury stock reacquired	(3,244)	(1,136)
Other	799	-
Net cash used in financing activities	(1,405)	(7,571)

Net increase in cash and cash equivalents	4,665	5,871
Cash and cash equivalents at January 1	3,142	1,396

Cash and cash equivalents at September 30	$7,807	$7,267

See accompanying notes to consolidated condensed financial statements.

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
September 30, 2005 and 2004
(Unaudited)

1. BASIS OF PRESENTATION
These consolidated condensed financial statements include Frozen Food Express Industries, Inc. and its subsidiary companies, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly our financial position, cash flows and results of operations have been made. Pursuant to SEC rules and regulations, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. We believe that the disclosures contained herein, when read in conjunction with the financial statements and notes included, or incorporated by reference, in our Form 10-K filed with the SEC on March 23, 2005, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes (included or incorporated by reference) in our most recent Annual Report on Form 10-K.

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

We apply APB Opinion No. 25 and related interpretations to account for our stock options. Accordingly, no expense has been recognized for stock option grants to employees. Had we elected to apply SFAS No. 123R to account for our stock options, our net income and diluted net income per share of common stock for each of the three and nine month periods ended September 30, 2005 and 2004 would have been as follows:

Pro forma impact on	Three Months		Nine Months
net income (in millions)	2005	2004	2005	2004
As reported	$5.0	$3.5	$14.1	$9.0
Impact of SFAS No. 123	(0.2)	(0.3)	(0.5)	(0.6)
	$4.8	$3.2	$13.6	$8.4

Pro forma impact on	Three Months		Nine Months
basic net income per share	2005	2004	2005	2004
As reported	$0.28	$0.20	$0.79	$0.50
Impact of SFAS No. 123	(0.01)	(0.02)	(0.03)	(0.03)
	$0.27	$0.18	$0.76	$0.47

Pro forma impact on	Three Months		Nine Months
diluted net income per share	2005	2004	2005	2004
As reported	$0.26	$0.20	$0.75	$0.50
Impact of SFAS No. 123	(0.01)	(0.02)	(0.03)	(0.03)
	$0.25	$0.18	$0.72	$0.47

On April 21, 2005, the SEC announced the adoption of a new rule that amends the compliance date for SFAS 123R so that each registrant that is not a small business issuer will be required to prepare financial statements in accordance with SFAS 123R beginning with the first reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005.
SFAS No. 123R provides two alternatives for adoption: (i) a modified prospective method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date or (ii) a modified retrospective method which permits entities to restate prior periods to record compensation cost calculated under SFAS No. 123 for the pro forma disclosure. During 2006, we plan to adopt SFAS No. 123R using the modified prospective method.
Since we currently account for stock options granted to employees and shares issued under our employee stock purchase plans in accordance with the intrinsic value method permitted under APB Opinion No. 25, no compensation expense is currently recognized. We plan to curtail the number of stock options we grant to our employees in favor of other forms of stock-based compensation, but if we continue to issue stock options to our employees, the adoption of SFAS No. 123R could have an impact on our results of operations, although it will have no impact on our overall financial position.
The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share-based awards granted in future periods. Had we adopted SFAS No. 123R in a prior period, the impact would approximate that as described in the table above.
SFAS No. 123R also requires that tax benefits received by companies in excess of compensation cost be reclassified from operating cash flows to financing cash flows in statements of cash flows. This change in classification will reduce cash flows from operating activities and increase cash flows from financing activities in the periods after adoption. The amount of cash provided by operating activities from such stock based payments was $753,000 and $270,000, respectively during the first nine months of 2005 and 2004.

4. LONG-TERM DEBT
As of September 30, 2005, we had a $50 million secured line of credit pursuant to a revolving credit agreement with two commercial banks. The agreement expires June 1, 2007.
Interest is due monthly. We may elect to borrow at a daily interest rate based on the bank's prime rate or for specified periods of time at fixed interest rates which are based on the London Interbank Offered Rate in effect at the time of a fixed rate borrowing. At September 30, 2005, nothing was borrowed against this facility and $4.5 million was being used as collateral for letters of credit. Accordingly, at September 30, 2005 approximately $45.5 million was available under the agreement. To the extent that the line of credit is not used for borrowing or letters of credit, we pay a commitment fee to the banks.
Loans may be secured by liens against our inventory, trade accounts receivable and over-the-road trucking equipment. The agreement also contains a pricing "grid" where increased levels of profitability and cash flows or reduced levels of indebtedness can reduce the rates of interest expense we incur. The agreement restricts, among other things, payments of cash dividends, repurchases of our stock and the amount of our capital expenditures. The amount we may borrow under the facility may not exceed the lesser of $50 million, as adjusted for letters of credit and other debt as defined in the agreement, a borrowing base or a multiple of a measure of cash flow as described in the agreement. Loans and letters of credit will become due on the agreement expiration. As of September 30, 2005, we were in compliance with the terms of the agreement.

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

6. NET INCOME PER SHARE OF COMMON STOCK
Our basic net income per share was computed by dividing our net income by the weighted average number of shares of common stock outstanding during the period. The table below sets forth information regarding weighted average basic and diluted shares for each of the three and nine months ended September 30, 2005 and 2004 (in thousands):

	Three Months		Nine Months
	2005	2004	2005	2004
Basic shares	17,944	17,235	17,817	17,196
Common stock equivalents	929	736	974	730
Diluted shares	18,873	17,971	18,791	17,926

For the three months ended September 30, 2005 and 2004, respectively, we excluded 0.9 million and 1.2 million stock options from our calculation of common stock equivalents because their exercise prices exceeded the market price of our stock, which would have caused anti-dilution. For the nine months ended September 30, 2005 and 2004, respectively, 14,000 and 63,000 such stock options were excluded.

7. PRIOR PERIOD AMOUNTS
Our freight brokerage provides freight transportation services to customers using third-party trucking companies. Prior to the fourth quarter of 2004, we had reported freight brokerage’s revenue net of the purchased transportation expense paid to such third parties. Beginning in the fourth quarter of 2004, we revised amounts previously reported by reclassifying the related purchased transportation expense as an operating expense for all prior periods. The reclassification had no impact on the amount of, or the trends displayed regarding, our operating income, net income, cash flows, or financial position for any period. Certain other prior period amounts have also been reclassified to conform with the current year presentation.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
The following management's discussion and analysis describes the principal factors affecting our results of operations, liquidity, and capital resources. This discussion should be read in conjunction with the accompanying unaudited consolidated condensed financial statements and our Annual Report on Form 10-K for the year ended December 31, 2004, which include additional information about our business, our significant accounting policies and other relevant information that underlies our financial results. Without limiting the foregoing, the “Overview” and “Critical Accounting Policies and Estimates” sections under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our last Annual Report on Form 10-K should be read in conjunction with this Quarterly Report.
Our Internet address is www.ffex.net. All of our filings with the Securities and Exchange Commission ("SEC") are available free of charge through our website as soon as reasonably practicable after we file them with the SEC.
      During April of 2005, we sold certain operating assets of our remaining non-freight subsidiary, AirPro Holdings, Inc. (“AHI”). The buyer was a newly-formed entity, AIRPRO Mobile Air, LLC (“AMA”). After the sale, AHI owns 20% of AMA. Because AHI remains the primary beneficiary of AMA, we are required by Financial Accounting Standards Board Interpretation No. 46 (revised) to consolidate the financial statements of AMA.

RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2005 and 2004

    Freight Revenue: Our freight revenue is derived from five types of transactions. Linehaul revenue is order-based and earned by transporting cargo for our customers using tractors and trailers that we control by ownership, long-term leases or by agreements with independent contractors (sometimes referred to as “owner-operators”). Within our linehaul freight service portfolio we offer both truckload and less-than-truckload (“LTL”) services. Over 90% of our LTL linehaul shipments must be temperature-controlled to prevent damage to the cargo. We operate fleets that focus on refrigerated or “temperature-controlled” LTL shipments, truckload temperature-controlled shipments and truckload non-refrigerated or “dry” shipments. Our freight brokerage provides freight transportation services to customers using third-party trucking companies.
Our dedicated fleet operation consists of fleets of tractors and trailers that haul only freight for a specific customer. Dedicated fleet revenue is asset based. Customers typically pay us weekly for trucks assigned to their service.
Income from equipment rental represents amounts we charge to independent contractors for the use of trucks which we own and lease to the owner-operator.
The rates we charge for our freight services include fuel adjustment charges. In periods when the price we incur for diesel fuel is high, we raise our prices in an effort to recover this increase from our customers. The opposite is true when fuel prices decline.

The following table summarizes and compares the significant components of freight revenue and presents our freight operating ratio and revenue per truck per week for each of the three and nine month periods ended September 30, 2005 and 2004:
	Three Months		Nine Months
Freight revenue from[a]:	2005	2004	2005	2004
Temperature-controlled truckload fleets	$46.0	$43.4	$134.6	$130.9
Dry-freight truckload fleet	21.9	21.2	66.0	63.3
Total truckload linehaul services	67.9	64.6	200.6	194.2
Dedicated fleets	7.7	6.1	18.7	14.4
Total truckload	75.6	70.7	219.3	208.6
Less-than-truckload ("LTL") services	35.5	33.4	95.6	91.1
Fuel surcharges	18.7	8.0	43.5	20.2
Freight brokerage	3.8	7.1	11.6	17.4
Equipment rental	1.5	1.3	4.3	4.5
Total freight revenue	135.1	120.5	374.3	341.8
Freight operating expenses	126.6	115.8	354.3	329.1
Income from freight operations	$8.5	$4.7	$20.0	$12.7
Freight operating ratio [b]	93.7%	96.1%	94.7%	96.3%

Total truckload revenue	$75.6	$70.7	$219.3	$208.6
LTL revenue	35.5	33.4	95.6	91.1
Total linehaul and dedicated fleet revenue	$111.1	$104.1	$314.9	$299.7
Weekly average trucks in service	2,281	2,269	2,282	2,289
Revenue per truck per week [c]	$3,706	$3,491	$3,537	$3,345

Notes:
a)	Revenue and expense amounts are stated in millions of dollars. The totals presented in the table may not agree to the amounts shown in the accompanying statement of income due to rounding.
b)	Freight operating expenses divided by total freight revenue.
c)	Total linehaul and dedicated fleet revenue divided by number of weeks in period divided by average trucks in service.

The following table summarizes and compares selected statistical data relating to our freight operations for the three and nine month periods ended September 30, 2005 and 2004:

	Three Months		Nine Months
Statistical and revenue data [a]:	2005	2004	2005	2004
Truckload total linehaul miles [b]	48.8	50.5	147.2	155.7
Truckload loaded miles [b]	43.7	45.7	132.3	141.3
Truckload empty mile ratio [c]	10.5%	9.5%	10.1%	9.2%
Truckload linehaul revenue per total mile [d]	$1.39	$1.28	$1.36	$1.25
Truckload linehaul revenue per loaded mile [e]	$1.55	$1.41	$1.52	$1.37
Truckload linehaul shipments [f]	45.9	46.2	139.5	142.5
Truckload loaded miles per shipment [g]	952	989	948	992
LTL hundredweight [f]	2,352	2,284	6,502	6,326
LTL shipments[f]	75.3	78.3	209.4	217.5
LTL linehaul revenue per hundredweight[h]	$15.09	$14.62	$14.70	$14.40
LTL linehaul revenue per shipment [i]	471	427	457	419
Average weight per LTL shipment [j]	3,124	2,917	3,105	2,908

Notes:
a)
The year-to-date and quarterly data presented in the table for the third quarters of 2005 and 2004 reflect changes in the manner in which data regarding the numbers of miles, shipments and hundredweight is tabulated.  Accordingly, the addition of the quarterly data presented in the table to the year-to-date data reported in previous reports will not necessarily agree with the year-to-date data reported in this table.

b)	In millions.
c)	One minus the quotient of full-truckload loaded miles divided by truckload total linehaul miles.
d)	Revenue from truckload linehaul services divided by total linehaul miles.
e)	Revenue from truckload linehaul services divided by total loaded miles.
f)	In thousands.
g)	Total loaded miles divided by number of linehaul shipments.
h)	LTL revenue divided by hundredweight.
i)	LTL revenue divided by number of LTL shipments.
j)	LTL hundredweight times one-hundred divided by number of LTL shipments.

The following table summarizes and compares the makeup of our fleets between truckload and LTL and between company-provided tractors and tractors provided by owner-operators as of September 30, 2005 and 2004:

	2005	2004
Truckload tractors
Company-provided	1,526	1,476
Owner-operator	536	553
Total truckload	2,062	2,029
LTL tractors
Company-provided	105	103
Owner-operator	147	151
Total LTL	252	254

Total company-provided	1,631	1,579
Total owner-operator	683	704
Tractors in service	2,314	2,283
Trailers in service	4,378	4,244

Fuel adjustment charges comprised 73.3% of the $14.6 million increase in freight revenue during the three months ended September 30, 2005, as compared to the comparable period of 2004. The following discussions reflect changes in our total linehaul and dedicated fleet revenue, exclusive of fuel surcharges.
Revenue from our linehaul and dedicated fleet activities increased by $7.0 million (6.7%) and $15.2 million (5.1%), respectively, between the three and nine month periods ended September 30, 2004 and 2005. Dedicated fleet revenue increased by $1.6 million (26.2%) and $4.3 million (29.9%), respectively, between the three and nine month periods ended September 30, 2004 and 2005.
During the third quarter of 2005, we redeployed certain tractors and trailers from our full-truckload linehaul fleets to providing relief services in the aftermaths of Hurricanes Katrina and Rita. The relief efforts generated revenue during the 2005 quarter of approximately $1.9 million, which is $300,000 more than the 2005 third quarter’s $1.6 million increase in revenue from dedicated fleets. For the nine months ended September 30, 2005 as compared to the comparable period of 2005, the remaining $2.4 million of the $4.3 million increase reflects our continuing efforts to expand our commercial dedicated fleet customer base.
 Freight brokerage revenue declined by $3.3 million (46.5%) and $5.8 million (33.3%), respectively, between the three and nine month periods ended September 30, 2004 and 2005. Our freight brokerage provides transportation services to our customers by using equipment belonging to the third party trucking companies. Such third-party trucking companies are paid fees, which are negotiated for each load. Such fees are recorded as purchased transportation expense.
In our freight brokerage operation, we employ specialists knowledgeable in our freight network. During the three months ended June 30, 2005, we determined that certain of the specialists we had been using would be replaced. We are presently exploring ways to improve the level and quality of our freight brokerage revenue.
Truckload linehaul revenue increased by $3.3 million (5.1%) and $6.4 million (3.3%), respectively, between the three and nine months ended September 30, 2005, as compared to the comparable periods of 2004. For the three months ended September 30, 2005, revenue per loaded mile increased by 9.9%, as compared to the comparable period of 2004 but our average length of haul declined by 3.7%, to 952 miles. The number of truckload linehaul shipments we transported did not change appreciably between the quarters ended September 30, 2004 and 2005.

Throughout 2004 and 2005, we have sought and obtained rate increases from our customers in an effort to compensate us for increased operating costs, and to reflect diminished capacity of the trucking industry to meet expanding customer demand for trucking services. Those rate increases were the principal contributor to increased per-mile revenue. Factors mitigating the increased per-mile revenue during the first nine months of 2005, as compared to the comparable period of 2004 included a shorter average length of haul for such shipments and a moderate increase in the proportion of our empty, or non-revenue-producing versus loaded, or revenue-producing, miles.
Particularly in response to the rapidly escalating price of diesel fuel, we have begun to obtain compensation from our customers for empty miles. Our linehaul rates are typically related to providing service between an origin and a destination. Often, it is necessary for trucks to run empty, or “dead head” long distances from the city of their last destination to the city of their next origin. Historically, the expenses we incurred for dead heads were not passed through to the customer. Our trucks currently average between five and seven miles per gallon. Between the third quarter of 2004 and the third quarter of 2005, the average per-gallon price we incurred for fuel rose by 40%, to $2.42. Due to this rapid increase, we have determined that we can no longer bear 100% of the costs of dead heads, and many of our customers have agreed to absorb at least some of our incremental dead head expense.
LTL linehaul revenue improved by $2.1 million (6.3%) and $4.5 million (4.9%), respectively, during the three and nine months ended September 30, 2005 as compared to the comparable periods of 2004. The number of LTL shipments transported declined by 3.8% and 3.7% respectively, between the three and nine months ended September 30, 2004 and 2005. The average weight of the shipments transported increased by approximately 7%, and average linehaul revenue per LTL shipment improved by approximately 10% during both the three and nine month periods ended September 30, 2005, as compared to the comparable periods of 2004.
Recent high operating expenses, particularly for maintenance and fuel has resulted in a sharp decline in the number of independent contractors providing equipment to the trucking industry. Our ability to mitigate this industry-wide trend by expanding our company-operated fleets has been constrained by an industry-wide lack of drivers qualified to operate the equipment.

Freight Operating Expenses: The following table sets forth, as a percentage of freight revenue, certain major operating expenses for each of the three and nine month periods ended September 30, 2005 and 2004:

	Three Months		Nine Months
	2005	2004	2005	2004
Salaries, wages and related expenses	25.1%	25.9%	26.0%	26.6%
Purchased transportation	23.8	25.5	24.9	27.3
Fuel	16.9	13.3	15.7	12.7
Supplies and expenses	12.6	13.5	12.8	12.4
Revenue equipment rent and depreciation	9.6	10.4	10.3	11.2
Claims and insurance	3.2	4.6	2.9	3.3
Other	2.5	2.9	2.1	2.8
Total freight operating expenses	93.7%	96.1%	94.7%	96.3%

Salaries and Wages: Compared to the comparable periods of 2004, our salaries, wages and related expenses increased by $2.6 million (8.4%) and $ 6.2 million (6.8%), respectively, during the three and nine month periods ended September 30, 2005. The following table summarizes and compares the major components of these expenses between the 2004 and 2005 three and nine month periods (in millions):

Amount of salaries, wages and	Three Months		Nine Months
related expenses incurred for:	2005	2004	2005	2004
Driver salaries	$18.9	$19.0	$55.1	$53.7
Non-driver salaries	10.7	8.9	28.6	27.5
Payroll taxes	2.1	1.8	6.5	6.2
Work-related injuries	0.6	0.9	2.7	2.3
Health insurance and other	1.6	0.7	4.2	1.2
	$33.9	$31.3	$97.1	$90.9

Payroll expenses related to drivers declined by $0.1 million (0.5%) and increased by $1.4 million (2.6%), respectively, between the three and nine month periods ended September 30, 2004 and 2005 due to changes in the average number of loaded miles traveled by our company-operated fleet. Employee-drivers are typically paid wages calculated on a per-linehaul mile basis. Employee-drivers in our dedicated fleets are typically paid by the day. The year-to-date 2005 increase in driver pay is primarily due to the continued expansion of our dedicated fleet customer base.
Between the three and nine month periods ended September 30, 2004 and 2005, respectively, non-driver salaries and wages increased $1.8 million (20.2%) and $1.1 million (4.0%). The increases were related to our continuing efforts to refocus our marketing efforts, merit increases and increased staffing related to the improved level of our business operations and our efforts to comply with the Sarbanes-Oxley Act of 2002. Higher accruals for employee incentive compensation also contributed to the increases between the three-month periods.
We sponsor a 401(k) wrap plan which enables employees to defer a portion of their current salaries to their post-retirement years. Because the wrap plan’s assets are held by a grantor or “rabbi” trust, we are required to include the wrap plan’s assets and liabilities in our consolidated financial statements. As of September 30, 2005, such assets included 141,000 shares of our common stock, which are classified as treasury stock in our consolidated balance sheet.
We are required to value the assets and liabilities of the wrap plan at market value on our periodic balance sheets, but we are precluded from reflecting the treasury stock portion of the wrap plan’s assets at market value. When the market value of our common stock rises, this results in upward pressure on non-driver salaries and wage expense. The opposite is true when our common stock price falls. During the first nine months of 2005, the per-share market price of our stock declined by $2.41 to $10.49. This resulted in a reduction of approximately $340,000 in 2005’s first nine months non-driver salary and wage expense, as compared to the comparable period of 2004. Also, our executive bonus and phantom stock plan is partially denominated in approximately 171,000 “phantom” shares of our stock, the liability for which is also determined by the value of our stock. That resulted in an approximate $410,000 reduction in non-driver salaries and wage expense during the first nine months of 2005, as compared to the comparable period of 2004.
Expenses associated with payroll taxes did not change appreciably between the three and nine month periods ended September 30, 2004 and 2005. This was due in part to favorable experience regarding unemployment and other payroll-related matters. Favorable experience also helped reduce expenses related to work-related injuries. Unfavorable claims experience in our employee health insurance plans was the principal cause of the increase in expenses associated with that caption.

Purchased Transportation: Compared to the three-month period ended September 30, 2004, our purchased transportation expenses increased by $1.5 million (4.8%) and such expenses did not change appreciably between the nine month periods ended September 30, 2004 and 2005. The following table summarizes and compares the major components of these expenses between the 2004 and 2005 three and nine month periods (in millions):

Amount of purchased transportation	Three Months		Nine Months
expense incurred for:	2005	2004	2005	2004
Linehaul service	$24.9	$22.6	$73.6	$72.6
Fuel adjustments	4.2	2.1	10.2	5.8
Freight brokerage and other	3.1	6.0	9.6	15.0
	$32.2	$30.7	$93.4	$93.4

Independent contractors are entities that own tractors which are utilized by us to transport our customers' freight. As consideration for the use of their tractors, we pay the independent contractors amounts which are generally calculated based upon the revenue we receive from the freight they haul.
Other than amounts related to fuel adjustment charges, the amounts we paid to independent contractors for purchased transportation, as a percent of revenue, has not changed appreciably since last year. The increase in purchased transportation expenses during 2005 is partially related to the higher volume of freight revenue and to the increased use of intermodal service providers to transport our freight.
Independent contractors are responsible for paying for the fuel that is consumed by the trucks. We pay independent contractors amounts that are based upon the revenue we receive from the shipments hauled by their trucks. To the extent that our revenue from a shipment includes fuel adjustments charges, we pass the fuel adjustments through to the independent contractors to alleviate some of their increased cost of fuel. Higher fuel prices during 2005 have accordingly served to further increase purchased transportation expense.

Fuel: Fuel expense increased by $6.9 million (43.0%) and $15.1 million (34.7%), respectively, during the three and nine month periods ended September 30, 2005 as compared to the same periods of 2004. The following table summarizes and compares the relationship between fuel expense and total linehaul and dedicated fleet revenue during each of the three and nine month periods ended September 30, 2005 and 2004:

	Three Months		Nine Months
	2005	2004	2005	2004
Total linehaul and dedicated fleet revenue	$111.1	$104.1	$314.9	$299.7
Fuel expense	22.9	16.0	58.7	43.5
Fuel expense as a percent of total linehaul and dedicated fleet revenue	20.6%	15.4%	18.6%	14.5%

Fuel expense depicts the cost of purchasing fuel to transport freight with company-operated equipment. A significant percentage of our freight is transported with equipment provided by independent contractors. The cost of independent contractor’s fuel is not included in our fuel expenses. The amounts we pay independent contractors are classified as purchased transportation expense. In times when fuel prices are high, to the extent we are able to obtain fuel surcharges from our customers, we compensate independent contractors on a load by load basis for their increased fuel expense. Such additional compensation is also classified as purchased transportation expense. Accordingly, our incremental fuel expenses during the three and nine month periods ended September 30, 2005 as compared to the comparable periods of 2004 exclude the incremental expense incurred for the trucks in our independent contractor-provided fleets.

The per-gallon price of fuel we incurred during the first nine months of 2005 was 35% more than during the comparable year-ago period. Fuel adjustment charges do not always fully compensate us and our independent contractors for increased fuel costs. Accordingly, fuel price volatility can impact our profitability. We have in place a number of strategies that mitigate, but do not eliminate, the impact of such volatility. Pursuant to the contracts and tariffs by which our freight rates are determined, those rates in most cases automatically fluctuate as diesel fuel prices rise and fall because of the fuel adjustment charges.
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

Supplies and Expenses: Compared to the comparable periods in 2004, supplies and expenses increased by $0.8 million (4.7%) and $5.8 million (13.6%), respectively, during the three and nine month periods ended September 30, 2005. The following table summarizes and compares the major components of these expenses between the 2004 and 2005 three and nine month periods (in millions):

	Three Months		Nine Months
Amount of supplies and expenses incurred for:	2005	2004	2005	2004
Fleet repairs and maintenance	$6.0	5.2	$17.9	$13.5
Freight handling	3.3	3.1	8.7	8.5
Driver travel expenses	0.8	0.8	2.2	2.3
Tires	1.7	2.1	4.4	5.3
Terminal and warehouse expenses	1.7	1.7	5.3	4.5
Driver recruiting	1.3	1.0	3.2	2.5
Other	2.2	2.3	6.4	5.7
	$17.0	$16.2	$48.1	$42.3

Fleet repair and maintenance expenses represented approximately 100% and 75%, respectively, of the total increase in our total supplies and expenses during three and nine month periods ended September 30, 2005, as compared to comparable year-ago periods. During the nine months ended September 30, 2005, expenses for tractor repair and maintenance increased by $3.1 million, and trailer repair expenses increased by $1.3 million, each as compared to comparable period of 2004.
With regard to tractor repairs, during 2002 we agreed with our primary tractor manufacturer to extend our tractor replacement cycle from 36 months to up to 48 months thereby causing our tractor fleet to consist of older vehicles. Older, high mileage vehicles typically are more expensive to maintain than newer, low mileage vehicles. With regard to our newer tractors, during 2005 we have incurred significantly higher expenses to maintain tractor engines than was the case in prior years. Such engines use anti-pollution devices that cause the engine to run at higher temperatures, which creates more stress and results in higher maintenance expenses. We are working with the manufacturers of the engines and the tractors to find a solution to these problems.

Trailer maintenance expenses increased during the third quarter of 2005 as compared to the comparable year-ago quarter due to the addition of 134 trailers to our fleets between September 30, 2004 and September 30, 2005. Also, during 2004 as older leased trailers reached the end of their seven-year lease terms, we negotiated with the lessors to extend the leases for up to one year, at significantly lower monthly rental amounts. While such extensions resulted in lower revenue equipment rental expense, those savings were partially offset by the higher costs associated with maintaining the older trailers.

Rentals and Depreciation: The total of revenue equipment rental and depreciation expense did not change appreciably between the three and nine month periods ended September 30, 2004 and 2005.

Claims and Insurance: Claims and insurance expenses declined by $1.3 million (23.3%) and $515,000 (4.5%), respectively, between the three and nine month periods ended September 30, 2004 and 2005. The following table summarizes and compares the major components of claims and insurance expenses for each of the three and nine month periods ended September 30, 2005 and 2004 (in millions):

Amount of claims and insurance	Three Months		Nine Months
expense incurred for:	2005	2004	2005	2004
Liability	$3.4	$4.6	$8.5	$8.5
Cargo	0.4	0.5	1.1	1.3
Physical damage and other	0.5	0.5	1.3	1.6
	$4.3	$5.6	$10.9	$11.4

The changes in the amounts of liability and cargo claims and insurance expense we incurred between three and nine month periods ended September 30, 2005 and 2004 resulted primarily from differences in the number and severity of incidents which occurred during the periods involved.
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
Under our current policies for liability incidents, we retain all of the risk for losses up to $3 million per incident. Between $3 million and $10 million, we retain 25% of the risk, or $1.75 million. We are fully insured for losses between $10 million and $25 million. Our existing policies for liability insurance will expire on June 1, 2006.

Gains on Disposition of Equipment: Gains on the disposition of equipment were $3.6 million during the first nine months of 2005, as compared to $1.4 million during the comparable period of 2004. The periodic amount of such gains depends primarily upon conditions in the market for previously-owned equipment and on the quantity of retired equipment sold.

Miscellaneous Expenses: Miscellaneous operating expenses increased by $0.6 million (12.9%) during the first nine months of 2005, as compared to the comparable period of 2004.
Such expenses consist primarily of professional fees for legal services, auditing fees, rentals associated with freight terminals, costs associated with compliance with the Sarbanes-Oxley Act of 2002 and our provisions for uncollectible accounts receivable. Professional fees were the category with the largest increase from the comparable year-ago period.

Operating Income: Income from operations increased by $4.0 million (83.2%) and $7.3 million (55.8%), respectively, between the three and nine month periods ended September 30, 2004 and 2005. The following table summarizes and compares our operating results from our freight and non-freight operations for each of the three and nine month periods ended September 30, 2005 and 2004 (in millions):

	Three Months		Nine Months
	2005	2004	2005	2004
Freight operations	$8.5	$4.7	$20.0	$12.6
Non-freight operations	0.4	0.1	0.5	0.5
	$8.9	$4.8	$20.5	$13.2

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

Interest and Other: The following table summarizes and compares our interest and other expense (income) for each of the three and nine month periods ended September 30, 2005 and 2004 (in thousands):

Amount of interest and other expense	Three Months		Nine Months
(income) from:	2005	2004	2005	2004
Life insurance	$408	$(692)	$(3,319)	$(1,177)
Interest expense	-	63	89	269
Interest income	(24)	(14)	(195)	(31)
Equity in income of former subsidiary	(293)	(84)	(439)	(238)
Majority interest in income of consolidated entity	275	-	541	-
Other	151	211	485	508
	$517	$(516)	$(2,838)	$(669)

During April of 2005, we sold a fifty percent interest in one of our life insurance investments. The book value of the asset we sold was approximately $2.3 million. As consideration for the sale of the policy, we received $6.1 million in cash. The resulting non-operating gain of $3.8 million is reflected in our statements of income for nine months ended September 30, 2005, and is the primary reason for the $2.1 million increase in income from life insurance as compared to the first nine months of 2004. Other transactions involving our life insurance investments, including mortality charges and interest-rate sensitive features typically present in such assets partially offset the gain from the sale of the policy, and were the principal contributor to the $408,000 in expense from our life insurance investments during the third quarter of 2005, as compared to income of $692,000 during the same quarter of 2004.

The decline in interest expense and the increase in interest income between the three and nine month periods ended September 30, 2004 and 2005 are primarily related to the receipt and investment of the cash from the sale of the life insurance investment, which was used to pay down our debt to zero and provided surplus cash, which was invested as permitted by our credit agreement.
The three and nine month's income from equity in former subsidiaries for 2004 and 2005 was from our 20% equity interest in W&B Refrigeration Services, LLP. We account for that investment by the equity method of accounting.
During April of 2005, we sold certain operating assets of our remaining non-freight subsidiary, AirPro Holdings, Inc. (“AHI”). The buyer was a newly-formed entity, AIRPRO Mobile Air, LLC (“AMA”). After the sale, AHI owns 20% of AMA. Because AHI remains the primary beneficiary of AMA, we are required by Financial Accounting Standards Board Interpretation No. 46, (revised) to consolidate the financial statements of AMA. Due to the consolidation, our income statement prior to the elimination of the majority interest includes 100% of AMA’s income. The majority interest in earnings of consolidated entity reflects the portion of the earnings in AMA that is for the account of the persons who own and control the 80% of AMA that we do not own.

Pre-Tax and Net Income: Pre-tax income increased by $3.0 million (55.9%) and $9.5 million (68.8%), respectively, between the three and nine month periods ended September 30, 2004 and 2005. Net income increased by $1.5 million (41.4%) and $5.1 million (57.3%), respectively, between the three and nine month periods ended September 30, 2004 and 2005.
Non-deductible per diem expenses from employee-drivers are expected to increase our effective tax rate (income tax provision divided by pre-tax income) for fiscal 2005 by 8%. The gain on the sale of the life insurance investment described above is not taxable, which reduced our effective tax rate for fiscal 2005 by approximately 6%. As a result of the non-deductible expenses, state income taxes, and the non-taxable gain on the sale of the life insurance investment, our effective tax rate for the nine month period ended September 30, 2005 was 39.7%, which includes 2% for state income tax, net of federal benefit.

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
We had no long-term debt as of September 30, 2005, and the unused portion of the company's $50 million revolving credit facility was approximately $45.5 million. We believe that the funds available to us from our working capital, future operating cash flows and our credit and leasing facilities will be sufficient to finance our operation during the next twelve months.

Cash Flows: During the nine month period ended September 30, 2005, cash provided by operating activities was $14.7 million as compared to $31.9 million during the comparable 2004 nine month period. A primary cause of 2005's lower year-to-date cash provided by operating activities were fluctuations in our accounts receivable, accrued payroll and accounts payable. By way of comparison, cash provided by operating activities for the nine months ended September 30, 2003 was $8.6 million.

As of December 31, 2004, our working capital (current assets minus current liabilities) was $24.4 million, as compared to $31.7 million as of September 30, 2005. This change, which was mostly related to higher accounts receivable at September 30, 2005, is the principal reason for 2005’s lower year-to-date cash flows provided by operating activities. Accounts receivable increased by $6.4 million (11.2%) between September 30, 2004 and 2005, due to an 11.7% increase in revenue between the quarters ended on those dates.
Cash used in investing activities decreased from $18.53 million during the first nine months of 2004 to $8.6 million during the comparable period of 2005. Higher of proceeds from the sale of a life insurance investment and used property and equipment were the principal causes of this change.
Cash used in financing activities was $1.4 million during the first nine months of 2005, as compared to $7.6 million during the first nine months of 2004. We began 2004 and 2005, respectively, with $14 million and $2 million in long-term debt. Most of the cash used in financing activities during the first nine months of 2004 was directed to paying down our long-term debt. During the first nine months of 2005, $2 million of our cash used in financing activities was for the purpose of reducing our long-term debt position to zero. Increased proceeds from the issuance of common stock or re-issuance of treasury stock (both in connection with the exercise of stock options) also served to increase net cash provided by financing activities during the first nine months of 2005. During the nine months ended September 30, 2005, we expended $3.2 million for repurchases of our common stock, as compared to $1.1 million during the comparable year-ago nine month period.

Obligations and Commitments: As of September 30, 2005, we had no debt and letters of credit issued by us for insurance purposes and to equipment leasing companies were $4.5 million in total.
As of September 30, 2005, we had contracts for building construction and to purchase tractors and trailers later in 2005 totaling approximately $17.1 million. We expect to lease most of the tractors and purchase most of the trailers when they are placed into service.
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

Payments Due by Year	Total	2005(1)	2006	2007	2008	2009	After 2009
Debt and letters of credit	$4.5	$-	$-	$4.5	$-	$-	$-
Obligations for the purchase of property and equipment (2)	17.1	15.1	2.0	-	-	-	-
Operating leases for
Rentals	81.6	7.2	24.8	18.0	13.9	8.4	9.3
Residual guarantees	11.6	3.0	5.5	1.1	0.9	1.1	-
Accounts payable	30.2	30.2	-	-	-	-	-
Accrued payroll	6.7	6.7	-	-	-	-	-
	151.7	$62.2	$32.3	$23.6	$14.8	$9.5	$9.3
Deferred compensation
Phantom stock(3)	1.8
Rabbi trust(4)	1.5
Total	$155.0

(1)	Represents amounts due from October 1, 2005 through December 31, 2005.
(2)
Represents non-cancelable commitments for building construction and the acquisition of property and equipment, principally tractors and trailers. Such transactions will be financed either by operating cash flows, borrowings under our credit agreement or by our leasing arrangements.

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

(4)
Represents the obligations of a "grantor" (or "rabbi") trust established in connection with our 401(k) Wrap Plan to hold company assets to satisfy obligations under the Wrap Plan. The trust obligations include approximately 141,000 shares of the company’s common stock and will be cashed out either upon the eligibility of the obligations to be transferred to our 401(k) Savings Plan or upon the retirement of individual wrap plan participants. Accordingly, we are unable to anticipate the year this currently funded amount will be paid in cash or the amount of cash ultimately payable.

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

OFF-BALANCE SHEET ARRANGEMENTS

  We utilize non-cancelable operating leases to finance a portion of our revenue equipment acquisitions. As of September 30, 2005, we leased 1,092 tractors and 2,282 trailers under operating leases with varying termination dates ranging from 2005 to 2012. Vehicles held under operating leases are not carried on our balance sheet, and lease payments for such vehicles are reflected in our income statements in the line item “Revenue equipment rent expense”. Our rental expense related to operating leases involving vehicles during the nine months ended September 30, 2005 and 2004 was $22.2 million and $23.9 million, respectively.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2005, we held no market risk sensitive instruments for trading purposes. For purposes other than trading, we held the following market risk sensitive instruments as of September 30, 2005:

Description	Discussion
Rabbi Trust investment in 141,000 shares of our stock, $1.5 million, and liabilities for stock-based deferred compensation arrangements, $1.8 million.

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

Cash surrender value of life insurance policies, $4.0 million.

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

ITEM 4.  Controls and Procedures

(a) Disclosure Controls and Procedures: As of September 30, 2005, we evaluated, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and the operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2005, because of the material weaknesses discussed below.

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
Through this assessment, management identified three internal control deficiencies that constitute material weaknesses as defined by the Public Company Accounting Oversight Board’s Accounting Standard No. 2. The Company has concluded that it lacked sufficient controls to (i) ensure the reconciliation of certain accrued liability accounts; (ii) ensure the proper calculation of deferred tax assets and liabilities attributable to differences in the book and tax basis of each component of the Company’s consolidated balance sheet; and (iii) ensure the Commitments and Contingencies Note to the consolidated financial statements as of December 31, 2004 accurately reflects the Company’s lease obligations. The first two material weaknesses described above affect our quarterly reports on Form 10-Q as well as our annual reports on Form 10-K. The third material weakness described above affects only our annual reports on Form 10-K, but as of September 30, 2005, the third such material weakness has been remediated. Because of the material weaknesses described above, our management has concluded that as of December 31, 2004 our internal controls over financial reporting were not effective.  Such material weaknesses in internal control continue to exist as of September 30, 2005.
The remediation of the third such material weakness constituted enhancing the structure of the computer spreadsheet that we used to tabulate our lease commitments and strengthening the internal review of the disclosure to ensure that it appropriately reflects the company’s obligations.
With regard to the material weakness regarding the reconciliation of certain liability accounts, our efforts to remediate were on-going, but incomplete as of September 30, 2005. In the interim, we have increased our activities to review the transactions that are posted into the involved accounts, and monitor such activity with increased frequency, to ensure that any questionable entries are promptly identified and corrected. Our efforts to reconcile the involved accounts to ensure that period-end balances are properly supported by an open transaction detail are continuing.
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

PART II

OTHER INFORMATION

Items 1, 3, 4 and 5 of Part II are omitted due to a lack of updated information to disclose pursuant to said items.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities for Quarter Ended September 30, 2005

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 31, 2005	--	--	--	593,200
August1 to August 31, 2005	40,100	$10.35	40,100	553,100
September 1 to September 30, 2005	277,700	10.19	277,700	275,400
Total	317,800	$10.21	317,800	275,400

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

FROZEN FOOD EXPRESS INDUSTRIES, INC.
(Registrant)
Dated: November 4, 2005	By	/s/ F. Dixon McElwee, Jr.
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