Form 10-K
period 2005-12-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2006-06-14
CIK 39273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

TITLE OF EACH CLASS
i) Common Stock $1.50 par value
ii) Rights to purchase Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: Yes [ ] No [ X ]

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [    ] Accelerated filer [ X ] Non-accelerated filer [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2005, the last day of the registrant's most recently completed second fiscal quarter, was approximately $187,209,000.  In making this calculation, the registrant has assumed that all directors and officers, and no other persons were affiliates on June 30, 2005.

The number of shares of common stock outstanding as of June 5, 2006 was 18,219,592.

DOCUMENTS INCORPORATED BY REFERENCE
NONE
-i-

-ii-

PART I

ITEM 1. Business.
Frozen Food Express Industries, Inc. is the largest publicly-owned temperature-controlled trucking company in North America. We were incorporated in Texas in 1969, as successor to a company formed in 1946. References to we or us, unless the context requires otherwise, include Frozen Food Express Industries, Inc. and our subsidiaries, all of which are wholly-owned. We are also the only nationwide temperature-controlled trucking company in the United States that is full-service, offering all of the following services:
- FULL-TRUCKLOAD LINEHAUL SERVICE: A load, typically weighing between 20,000 and 40,000 pounds and usually from a single shipper, filling the trailer. Normally, a full-truckload shipment has a single destination, although we are also able to provide multiple deliveries. According to industry publications and based on 2004 revenue (the most recent year for which data is available), we are one of the largest temperature-controlled, full-truckload carriers in North America.
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
- FREIGHT BROKERAGE: Our freight brokerage helps us to balance the level of demand in our core trucking business. Orders for shipments to be transported for which we have no readily available assets with which to provide the service are assigned to other unaffiliated motor carriers through our freight brokerage. We establish the price to be paid by and invoice the customer. We also assume the credit risk associated with the transaction. Our freight brokerage also negotiates the fee payable to the other motor carrier.
- OTHER: During the last four months of 2005, many of our resources were engaged in providing relief to the regions affected by Hurricanes Katrina and Rita. We provided dedicated fleet services, which contributed revenue of $5.7 million. We also provided refrigerated trailers, which were rented on a per-day basis for storage and transportation of perishable items. Such hurricane-related trailer rentals generated $3.2 million of revenue during the final three months of 2005.

    Following is a summary of certain data for each of the years in the five-year period ended December 31, 2005 (in millions):

Revenue from:	2005	2004	2003	2002	2001
Full-truckload linehaul services	$263.2	$258.7	$239.8	$229.8	$210.1
Dedicated fleets	31.5	20.3	14.5	13.0	16.4
Less-than-truckload linehaul services	131.2	123.2	115.5	87.9	90.9
Fuel adjustments	63.5	31.7	15.7	6.5	10.0
Freight brokerage	15.6	24.9	15.0	7.6	3.8
Equipment rental	9.0	5.9	5.4	3.9	2.2
Non-freight	10.1	9.7	16.1	12.1	51.1
Total	$524.1	$474.4	$422.0	$360.8	$384.5

    Additional information regarding our business is presented in the notes to the financial statements included at Item 8 and in Management's Discussion and Analysis of Financial Condition and Results of Operations at Item 7 of this annual report on Form 10-K.
    We offer nationwide services to nearly 10,000 customers, each of which accounted for less than 10% of total revenue during each of the past five years. Revenue from international activities was less than 10% of total freight revenue during each of the past five years.

MARKETS WHICH WE SERVE
    Our refrigerated and non-refrigerated ("dry") trucking operations serve nearly 10,000 customers in the United States, Mexico and Canada. Refrigerated shipments account for about 80% of our total freight revenue. Our customers are involved in a variety of products including food products, pharmaceuticals, medical supplies and household goods. Our customer base is diverse in that our 5, 10 and 20 largest customers accounted for 22%, 31% and 40%, respectively, of our total freight revenue during 2005. None of our markets are dominated by any single competitor. We compete with several thousand other trucking companies. The principal methods of competition are price, quality of service and availability of equipment needed to satisfy customer requirements.

    Refrigerated Trucking: The products we haul include meat, ice, poultry, seafood, processed foods, candy and other confectioneries, dairy products, pharmaceuticals, medical supplies, fruits and vegetables, cosmetics and film. The common and contract hauling of temperature-sensitive cargo is highly fragmented and comprised primarily of carriers generating less than $50 million in annual revenue. Industry publications report that only twelve other temperature-controlled carriers generated $100 million or more of revenue in 2004, the most recent year for which data is available. In addition, many major food companies, food distribution firms and grocery chain companies transport a portion of their freight with their own fleets ("private carriage").
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
    For decades, most of the market for nationwide refrigerated LTL service had been shared between us and one other company. We competed primarily on price and breadth of services. The competitor's annual LTL revenue was 50% of our revenue. During December of 2002, the competitor announced that it planned to cease operations and liquidate, a process that began in January of 2003, after which we experienced a significant increase in our volume of LTL shipments. In order to provide service to our expanded LTL customer base, in December of 2002, we opened terminals near Miami, FL and Modesto, CA.
    Non-refrigerated Trucking: Our non-refrigerated (“dry”) trucking fleet conducts business under the name American Eagle Lines ("AEL"). During 2005, AEL accounted for about 33.1% of our total full-truckload linehaul revenue, as compared to 29.5% in 2001. AEL serves the dry full-truckload market throughout the United States and Canada. Also, during 2005, about 10% of the full-truckload shipments transported by our refrigerated fleets were of dry commodities.

OPERATIONS
    The management of a number of factors is critical to a trucking company's growth and profitability, including:
    Employee-Drivers: We maintain an active driver recruiting program. Driver shortages and high turnover can reduce revenue and increase operating expenses through reduced operating efficiency and higher recruiting costs. Since 2001, our operations have periodically been affected by driver shortages. At various times, we have not been able to attract and retain a sufficient number of qualified drivers.
    For much of 2003, the labor market remained soft, and we experienced less difficulty in attracting qualified employee-drivers than in 2001 through 2002. Since 2003 the economy has improved and our ability to attract such drivers was negatively impacted. If the economic recovery continues during 2006, the availability of qualified drivers could continue to diminish. That, together with new federal regulations regarding the hours that truck drivers are allowed to work, led us to restructure our driver pay program.  Effective April 2006, we implemented a general rate increase of $0.02 per mile, an increase of 6.1%, for all company drivers.
    Owner-Operators: We actively seek to expand our fleet with equipment provided by owner-operators. Owner-operators provide tractors and drivers to pull our loaded trailers. Each owner-operator pays for the drivers' wages, fuel, equipment-related expenses and other transportation expenses and receives a portion of the revenue from each load. At the end of 2005, we had contracts for approximately 515 owner-operator tractors in our full-truckload operations and approximately 144 in our LTL operations. Of the 515 such full-truckload tractors, 311 were owned by us and leased to the involved owner-operators.
The percent of linehaul full-truckload and LTL revenue generated from shipments transported by owner-operators during each of the last five years is summarized below:
Percent of Linehaul Revenue from Shipments Transported by Owner-Operators	2005	2004	2003	2002	2001
Full-truckload	26%	29%	31%	30%	28%
LTL	59	68	63	64	68

    To compensate owner-operators for the use of their trucks, we pay them commissions that are based primarily upon the amount of revenue we earn from the shipments they transport. Freight hauled by an owner-operator is transported under operating authorities and permits issued to us by various state and federal agencies.  We, and not the owner-operator, are accountable to the customers involved with each shipment for any problems encountered related to the shipment. We, and not the owner-operator, have sole discretion as to the price the customer will pay us for the service, but owner-operators may decline to haul specific loads for any reason including their belief that their revenue-based commission will not be to their satisfaction. Further, we, and not the owner-operator, are 100% at risk for credit losses should the customer fail to pay us for the service. For these reasons, revenue from shipments hauled by owner-operators is recorded as gross of owner-operator commissions, rather than as an agent net of such commissions.
    Fuel: The average per gallon fuel cost we paid increased by approximately 27% in 2004, and an additional 35% during 2005. Cumulatively, such costs increased by almost 75% between 2001 and 2005. Owner-operators are responsible for all costs associated with their equipment, including fuel. Therefore, the cost of such fuel is not a direct expense of ours. Fuel price fluctuations result from many external market factors that cannot be influenced or predicted by us.
    In addition, each year, several states increase fuel and road use taxes. Recovery of future increases or realization of future decreases in fuel prices and fuel taxes, if any, will continue to depend upon competitive freight market conditions.
    We do not hedge our exposure to volatile energy prices, but we are able to mitigate the impact of such volatility by adding fuel adjustment charges to the basic rates for the freight services we provide. The adjustment charges are designed to, but often do not, fully offset the increased fuel expenses we incur when the prices escalate rapidly.

    Though we will continue to add fuel adjustment charges whenever possible, there can be no assurances that we can add fuel adjustment charges in an amount sufficient to minimize the impact of energy prices on our results of operations.
    Factors that prevent us from fully recovering fuel cost increases include the presence of deadhead (empty) miles, tractor engine idling and fuel to power our trailer refrigeration units. Such fuel consumption often cannot be attributable to a particular load and, therefore, there is no revenue to which a fuel adjustment may be applied. Also, our fuel adjustment charges are computed by reference to federal government indices that are released weekly for the preceding week. When prices are rising, the price we incur in a given week is more than the price the government reports for the preceding week. Accordingly, we are unable to recover the excess of the current week’s actual price to the preceding week’s indexed price.
    Risk Management: Liability for accidents is a significant concern in the trucking industry. Exposure can be large and occurrences can be unpredictable. The cost and human impact of work-related injury claims can also be significant. We maintain a risk management program designed to minimize the frequency and severity of accidents and to manage insurance coverage and claims expense.
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
    As of December 31, 2005, our liability insurance provides for a $3 million deductible for each occurence and provides that the insurance company and we share in losses between $3 million and $10 million per occurrence. We are fully insured for liability exposures between $10 million and $25 million. In May 2006, we renewed the policies under similar terms to expire in mid-2007.  Insurance premiums do not significantly contribute to our costs, partially because we carry large deductibles under our policies of liability insurance.
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
    During 2004 and 2005, we retained the services of an independent actuarial firm to analyze our claims history and to establish reasonable estimates of our claims reserves. In addition, the actuarial firm provided us procedures with which to establish appropriate claims reserves in future periods.
    Customer Service: The service-oriented culture we gained from our many years as a successful LTL carrier enables us to compete on the basis of service, rather than solely on price. We also believe that major shippers will continue to require increasing levels of service and that they will rely on their core carriers to provide transportation and logistics solutions, such as providing the shipper real-time information about the movement and condition of any shipment.
    Temperature-controlled, full-truckload service requires a substantially lower capital investment for terminals and lower costs of shipment handling and information management than does LTL. Pricing is based primarily on mileage, weight and type of commodity. At the end of 2005, our full-truckload tractor fleet consisted of 1,510 tractors owned or leased by us and 515 tractors contracted to us by owner-operators, making us one of the seven largest temperature-controlled, full-truckload carriers in North America.
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

    Information Management: Information management is essential to a successful temperature-controlled LTL operation. On a typical day, our LTL system handles about 6,000 shipments - about 4,000 on the road, 1,000 being delivered and 1,000 being picked up. In 2005, our LTL operation handled about 280,000 individual shipments.
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
    International Operations: Service to and from Canada is provided using tractors from our fleets. We partner with Mexico-based truckers to facilitate freight moving both ways across the southern United States border. Freight moving from Mexico is hauled in our trailers to the border by the Mexico-based carrier, where the trailer is exchanged. Southbound shipments work much the same way. This arrangement has been in place for approximately ten years. Often, we have sold used trailer equipment to these carriers for use in their operations. Based on discussions with our Mexico-based partners, we do not anticipate a need to change our manner of dealing with freight to or from Mexico. Less than 10% of our consolidated linehaul freight revenue during 2005 involved international shipments, all of which was billed in United States currency.

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
    During 2001, the demand for and value of previously-owned trucks plummeted. When we obtained such assets three years previously, the truck manufacturer agreed to buy the trucks back for a specified price at the end of our three-year replacement cycle. The manufacturer began expressing concern about its obligation to buy used trucks for which there was little demand. After discussions with the manufacturer, in 2002 we agreed to extend by six to twelve months the turn-in dates of our trucks and to reduce proportionally the price we will be paid for those used trucks. We also agreed that new trucks purchased from this manufacturer during 2002, 2003, 2004 and 2005 will be returned at predetermined prices to the manufacturer after 48 months of service. Since 2004, the market for such used assets has improved and we are negotiating with the vendor to shorten the 48 month tractor replacement cycle. At the beginning of 2004, about 10% of our company-operated tractors were more than three years old. By the end of 2005, that percentage had increased to about 17%. This aging of our tractor fleet has contributed to significant increases in our equipment maintenance expenses during 2004 and 2005 as compared to previous years.
    Most of our tractors which were put into service before 2002 were leased for 36-month terms. We approached our equipment lessors to request extended lease terms to match the extended trade-back schedule. Only one lessor refused to do so, and we were able to extend the maturity of those leases with financing provided by the financial services division of the manufacturer. During their primary term, the original leases qualified as off-balance sheet operating leases under accounting principles generally accepted in the United States ("GAAP"). The lease extensions were classified as financing leases on our 2002 balance sheet as required by GAAP.
    Depending upon the availability of drivers and customer demand for our services, we plan to add up to 100 trucks to our company-operated, full-truckload fleet during 2006. Changes in the fleet depend upon acquisitions, if any, of other motor carriers, developments in the nation's economy, demand for our services and the availability of qualified employee-drivers. Continued emphasis will be placed on improving the operating efficiency and increasing the utilization of this fleet through enhanced driver training and retention and reducing the percentage of empty, non-revenue producing miles.

REGULATION
    Our trucking operations are regulated by the United States Department of Transportation ("DOT"). The DOT generally governs matters such as safety requirements, registration to engage in motor carrier operations, accounting systems, certain mergers, consolidations, acquisitions and periodic financial reporting. The DOT conducts periodic on-site audits of our compliance with their rules and procedures. Our most recent audit, which was conducted during 2006, resulted in a rating of "satisfactory", the highest safety rating available. A "conditional" or "unsatisfactory" DOT safety rating could have an adverse effect on our business, as some of our contracts with customers require a satisfactory rating and our qualification to self-insure our liability claims would be impaired.
    During 2005, the Federal Motor Carrier Safety Administration ("FMCSA") began to enforce changes to the regulations which govern drivers' hours of service. Hours of Service ("HOS") rules issued by the FMCSA, in effect since 1939, generally limit the number of consecutive hours and consecutive days that a driver may work. The new rules reduce by one the number of hours that a driver may work in a shift, but increase by one the number of hours that drivers may drive during the same shift. Drivers often are working at a time they are not driving. Duties such as fueling, loading and waiting to load count as part of a driver's shift that are not considered driving. Under the old rules, a driver was required to rest for at least eight hours between shifts. The new rules increase that to ten hours, thereby reducing the amount of time a driver can be "on duty" by two hours.
    Because of the two additional hours of required rest period time and the amount of time our drivers spend loading and waiting to load, we believe that the new rules have reduced our productivity and may negatively impact our profitability during 2006 and beyond. Accordingly, we are seeking pricing concessions from our customers to mitigate the impact on our profitability.
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

EMPLOYEES
    The number of our employees, none of whom are subject to collective bargaining arrangements, as of December 31, 2005 and 2004, was as follows:

	2005	2004
Drivers and trainees	1,917	1,823
Non-driver personnel
Full time	980	939
Part time	59	66
	2,956	2,828

OUTLOOK
    This report contains information and forward-looking statements that are based on management's current beliefs and expectations and assumptions we made based upon information currently available. Forward-looking statements include statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources and may be identified by words such as "will", "could", "should", "believe", "expect", "intend", "plan", "schedule", "estimate", "project" and similar expressions. These statements are based on our current expectations and are subject to uncertainty and change.
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

INTERNET WEB SITE
    We maintain a web site on the Internet through which additional information about our company is available. Our web site address is www.ffex.net. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, press releases, earnings releases and other reports filed with and furnished to the SEC, pursuant to Section 13 or 15 (d) of the Exchange Act are available, free of charge, on our web site as soon as practical after they are filed.

SEC FILINGS
    The annual, quarterly, special and other reports we file with and furnish to the SEC are available at the SEC's Public Reference Room, located at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330. The SEC also maintains a web site at www.sec.gov that contains information we file with and furnish to the agency.

ITEM 1A. Risk Factors
    The following issues, uncertainties, and risks, among others, should be considered in evaluating our business and growth outlook:
    We are subject to general economic factors and business risks that are beyond our control, any of which could significantly reduce our operating margins and income.  Recessionary economic cycles, changes in customers’ business activity and outlook and excess tractor or trailer capacity in comparison with shipping demand could impact our operations. Economic conditions that decrease shipping demand or increase the supply of tractors and trailers generally available in the transportation sector of the economy can exert downward pressure on our equipment utilization, thereby decreasing asset productivity. Economic conditions also may harm our customers and their ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for loss, and we may be required to increase our allowance for uncollectible accounts.
    We are also subject to increases in costs that are outside of our control that could materially reduce our profitability if we are unable to increase our rates sufficiently. Such cost increases include, but are not limited to, declines in the resale value of used equipment, increases in interest rates, fuel prices, taxes, tolls, license and registration fees, insurance, revenue equipment, and wages and health care for our employees. Although none of our employees are covered by collective bargaining agreements, we could be affected by strikes or other work stoppages at shipping locations.
    In addition, we cannot predict the effects on the economy or consumer confidence of actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against a foreign state or group located in a foreign state, or heightened security requirements. Enhanced security measures could impair our operating efficiency and productivity and result in higher operating costs.
    Future insurance and claims expense could reduce our earnings.  Our future insurance and claims expense might exceed historical levels, which could reduce our earnings. We self-insure for significant portions of our claims exposure resulting from work-related injuries, auto liability, general liability, cargo and property damage claims, as well as employees’ health insurance. We reserve currently for anticipated losses and expenses. We periodically evaluate and adjust our claims reserves to reflect our experience. However, ultimate results usually differ from our estimates.
    We maintain insurance above the amounts for which we self-insure. Although we believe the aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits. Insurance carriers have raised premiums for many businesses, including trucking companies. As a result, our insurance and claims expense could increase, or we could raise our self-insured retention when our policies are renewed. If these expenses increase, if we experience a claim in excess of our coverage limits, or we experience a claim for which coverage is not provided, results of our operations and financial condition could be materially and adversely affected.
    Higher fuel prices could reduce our operating margins and income.  We are subject to risk with respect to purchases of fuel for use in our tractors and refrigerated trailers. Fuel prices are influenced by many factors that are not within our control. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition unless we are able to pass increased costs on to customers through rate increases or fuel surcharges. Historically, we have sought to recover a portion of short-term increases in fuel prices from customers through fuel adjustment charges. Fuel adjustment charges that can be collected have not always fully offset the increase in the cost of diesel fuel in the past and there can be no assurance that fuel adjustment charges that can be collected will offset the increase in the cost of diesel fuel in the future.
    We will have significant ongoing capital requirements which could negatively impact our growth and profitability.  The trucking industry is capital intensive, and replacing older equipment requires significant investment. If we elect to expand our fleet in future periods, our capital needs would increase. We expect to pay for our capital expenditures with cash flows from operations, leasing and borrowings under our revolving credit facility. If we are unable to generate sufficient cash from operations and obtain financing on favorable terms, we may need to limit our growth, enter into less favorable financing arrangements, or operate our revenue equipment for longer periods, any of which could impact our profitability.
    Difficulty in attracting or retaining qualified employee-drivers and independent contractors who provide tractors for use in our business could impact our growth and profitability.  Our independent contractors are responsible for paying for their own equipment, labor, fuel, and other operating costs.  Significant increases in these costs could cause them to seek higher compensation from us or other opportunities. Competition for employee-drivers continues to increase. If a shortage of employee-drivers occurs, or if we were unable to continue to sufficiently contract with independent contractors, we could be forced to limit our growth or experience an increase in the number of our tractors without drivers, which would lower our profitability.  We could be required to further adjust our driver's compensation, which could impact our profitability if not offset by a corresponding increase in the rates we charge for our services.

    Reductions in service by the railroads or increases in railroad rates can impact our intermodal operations, which could reduce our operating margins and income. Our intermodal operations are dependent on railroads, and our dependence on railroads may increase if we expand our intermodal services. In most markets, rail service is limited to a few railroads or even a single railroad. Any reduction in service by the railroads may increase the cost of the rail-based services we provide and reduce the reliability, timeliness and overall attractiveness of our rail-based services. Railroads are relatively free to adjust their rates as market conditions change. That could result in higher costs to our customers and impact our ability to offer intermodal services. There is no assurance that we will be able to negotiate replacement of or additional contracts with railroads, which could limit our ability to provide this service.
    Interruptions in the operation of our computer and communications systems could reduce our operating margins and income.  We depend on the efficient and uninterrupted operation of our computer and communications systems and infrastructure. Our operations and those of our technology and communications service providers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, Internet failures, computer viruses, and other events beyond our control. In the event of a system failure, our business could experience significant disruption.
    Changes in the availability of or the demand for new and used trucks could reduce our growth and negatively impact our operating margins and income.  More restrictive federal emissions standards for 2007 model year trucks will require new technology diesel engines. Trucking companies may seek to purchase large numbers of tractors with pre-2007 engines, possibly leading to shortages. Our business could be harmed if we are unable to continue to obtain an adequate supply of new assets. As a result, we expect to continue to pay increased prices for equipment and incur additional expenses and related financing costs for the foreseeable future. The new engines are also expected to reduce equipment productivity and increase fuel consumption. The new engines are also likely to be more expensive to maintain.
    We have a conditional commitment from our principal tractor vendor regarding the amount that we will be paid on the disposal of most of our tractors. We could incur a financial loss upon disposition of our equipment if the vendor cannot meet its obligations under these agreements.
    We are subject to various environmental laws and regulations, and costs of compliance with and liabilities for violations of existing or future regulations could significantly increase our costs of doing business. We operate in industrial areas, where truck terminals and other industrial facilities are located, and where groundwater or other forms of environmental contamination may have occurred. Our operations involve the risks of fuel spillage, environmental damage and hazardous waste disposal, among others.  If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of applicable laws or regulations, it could significantly increase our cost of doing business. Additionally, under specific environmental laws, we could be held responsible for all of the costs relating to any contamination at our past or present terminals and at third party waste disposal sites.
    We operate in an industry subject to extensive government regulations, and costs of compliance with and liability for violation of existing or future regulations could significantly increase our costs of doing business.  Our operations are overseen by various agencies. Our drivers must comply with federal safety and fitness regulations, including those relating to drug and alcohol testing and hours of service. Such matters as weight and equipment dimensions are also the subject of federal and state regulations. We are also governed by federal and state regulations about fuel emissions, and other matters affecting safety or operations. Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services or require us to incur significant additional costs. Higher costs incurred by us or by our suppliers who pass the costs onto us through higher prices could adversely affect our results of operations.
ITEM 2.  Properties.
    The following tables set forth certain information regarding our revenue equipment at December 31, 2005 and 2004:
	Age in Years
Tractors	Less than 1		1 thru 3		More than 3		Total
	2005	2004	2005	2004	2005	2004	2005	2004
Company-owned and leased	484	346	844	1,055	279	172	1,607	1,573
Owner-operator provided	11	13	88	48	560	655	659	716
Total	495	359	932	1,103	839	827	2,266	2,289

	Age in Years
Trailers	Less than 1		1 thru 5		More than 5		Total
	2005	2004	2005	2004	2005	2004	2005	2004
Company-owned and leased	483	709	2,216	2,062	1,583	1,363	4,282	4,134
Owner-operator provided	--	--	4	4	7	9	11	13
Total	483	709	2,220	2,066	1,590	1,372	4,293	4,147

    Approximately two-thirds of our trailers are insulated and equipped with refrigeration units capable of providing the temperature control necessary to handle perishable freight. Trailers that are used primarily in LTL operations are equipped with movable partitions permitting the transportation of goods requiring maintenance of different temperatures. We also operate a fleet of non-refrigerated trailers in our "dry freight" full-truckload operation. Company-operated trailers are primarily 102 inches wide. Full-truckload trailers used in dry freight operations are 53 feet long. Temperature-controlled operations are conducted with both 48 and 53 foot refrigerated trailers.
    Our general policy is to replace our company-operated, heavy-duty tractors after 42 or 48 months, subject to cumulative mileage and condition. Our refrigerated and dry trailers are usually retired after seven or ten years of service, respectively. Occasionally, we retain older equipment for use in local delivery operations.

    At December 31, 2005, we maintained terminal or office facilities of 10,000 square feet or more in or near the cities listed below. Lease terms range from one month to twelve years. We expect that our present facilities are sufficient to support our operations. We also own three properties in Texas that we lease to W&B Service Company, LLP, and a property in Texas that we lease to AirPro Mobile Air, LLC, both entities in which we hold a minority ownership interest.

Division/Location	Approximate Square Footage	Acreage	(O)wned or (L)eased
Freight Division
Dallas, TX	100,000	80.0	O
Ft. Worth, TX	34,000	7.0	O
Chicago, IL	37,000	5.0	O
Lakeland, FL	26,000	15.0	O
Newark, NJ	17,000	5.0	O
Atlanta, GA(1)	40,000	7.0	L
Los Angeles, CA	40,000	6.0	L
Salt Lake City, UT	12,500	*	L
Miami, FL	17,500	*	L
Memphis, TN	11,000	*	L
Corporate Office
Dallas, TX	34,000	1.7	O

(1)
Our lease in the Atlanta area expired during 2005, but has been extended through mid-2006 while construction on a new (owned) facility is completed. The new facility, when complete, will be approximately 50,000 square feet on nearly 13 acres of land.

*Facilities are part of an industrial park in which we share acreage with other tenants.

ITEM 3.  Legal Proceedings.
    We are party to routine litigation incidental to our business, primarily involving claims for personal injury and property damage incurred in the ordinary and routine highway transportation of freight. As of December 31, 2005, the aggregate amount of reserves for such claims on our Consolidated Balance Sheet was nearly $24.0 million. We maintain insurance programs and accrue for expected losses in amounts designed to cover liability resulting from personal injury, property damage, cargo and work-related injury claims.
    On January 4, 2006, the Owner Operator Independent Drivers Association, Inc. and three independent contractors with trucks formerly contracted to one of our operating subsidiaries filed a putative class action complaint against the subsidiary in the United States District Court for the Northern District of Texas. The complaint alleges that parts of the subsidiary’s independent contractor agreements violate the federal Truth-in-Leasing regulations at 49 CFR Part 376. The complaint seeks to certify a class comprised of all independent contractors of motor vehicle equipment who have been party to a federally-regulated lease with the subsidiary during the time period beginning four years before the complaint was filed and continuing to the present, and seeks injunctive relief, an unspecified amount of damages, and legal costs. The subsidiary's response to the complaint was filed during March of 2006. Due to the early stage of this litigation, the Company does not believe it is in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case or what damages, if any, the plaintiffs would be awarded should they prevail on all or any part of their claims. However, we believe that the subsidiary has meritorious defenses, which it intends to assert vigorously.

ITEM 4.  Submission of Matters to a Vote of Security Holders.
    No matters were submitted to a vote of our shareholders during the fourth quarter of 2005.

PART II
ITEM 5.  Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant's Common Equity and Related Shareholder Matters.
    No dividends have been paid since 1999, we have no current plans to pay dividends and our credit agreement restricts our ability to pay cash dividends.
    As of June 5, 2006, we had approximately 3,700 beneficial shareholders, including participants in our retirement plans. Our $1.50 par value common stock trades on the Nasdaq Stock Market under the symbol FFEX. Information regarding our common stock is as follows:

2005	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock price per share
High	$13.500	$13.500	$12.050	$12.190	$11.880
Low	9.080	10.750	9.080	9.380	9.860
Common stock trading volume (a)	21,671	6,533	7,079	4,282	3,777

2004	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock price per share
High	$13.860	$7.400	$7.990	$7.870	$13.860
Low	5.640	5.750	5.640	5.640	7.300
Common stock trading volume (a)	14,145	2,274	2,605	1,901	7,365

(a)	In thousands

Issuer Purchases of Equity Securities
Period	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(1) (d)
October 1, 2005 to October 31, 2005	5,800	$10.50	5,800	269,600
November 1, 2005 to November 30, 2005	--	--	--	269,600
December 1, 2005 to December 31, 2005(2)	34,300	$10.50	33,300	236,300
Total	40,100	$10.50	39,100	236,300

(1)
On August 11, 2004, our Board of Directors authorized the purchase of up to 750,000 shares of common stock from time to time on the open market or through private transactions at such times as management deems appropriate. The authorization did not specify an expiration date. Purchases may be increased, decreased or discontinued by our Board of Directors at any time without prior notice.

(2)
During December of 2005, a non-executive officer of our primary operating subsidiary exchanged 1,000 shares he had owned for more than one year as consideration for the exercise of stock options, as permitted by our stock option plans. Such transactions are not deemed as having been purchased as part of our publicly announced plans or programs.

ITEM 6. Selected Financial Data.
    The following unaudited data for each of the years in the five-year period ended December 31, 2005 should be read in conjunction with our Consolidated Financial Statements and Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 and other financial information contained in Item 8 included elsewhere in this Report. Much of the selected data presented below is derived from our Consolidated Financial Statements. The historical information is not necessarily indicative of future results or performance:
Summary of Operations	2005	2004(e)	2003	2002	2001
Revenue from:
Freight operations (a)	514.0	464.7	405.9	348.7	333.4
Non-freight operations (a)	10.1	9.7	16.1	12.1	51.1
Total revenue (a)	524.1	474.4	422.0	360.8	384.5
Net income (loss) (a)	20.4	10.8	4.3	3.2	(0.2)
Net income (loss) per common share, diluted	1.09	.59	.24	.19	(.01)
Operating expenses (a)	494.1	457.3	415.4	360.1	382.9
Operating income (loss) from
Freight operations (a)	29.7	16.4	11.9	4.1	2.5
Non-freight operations (a)	0.3	0.8	(5.4)	(3.3)	(0.8)
Financial Data
Total assets (a)	201.0	174.5	155.2	137.6	126.5
Working capital (a)	33.0	19.2	37.1	31.3	25.1
Current ratio (b)	1.5	1.3	1.9	1.8	1.7
Cash provided by operations (a)	30.0	41.6	14.3	9.4	10.9
Debt (a)	--	2.0	14.0	6.0	2.0
Shareholders' equity (a)	119.2	97.0	84.1	78.6	74.6
Debt-to-equity ratio (c)	--	--	.2	.1	--
Common Stock
Average shares outstanding, diluted (a)	18.7	18.1	17.8	16.7	16.4
Book value per share	6.64	5.50	4.88	4.66	4.50
Market value per share
High	13.50	13.86	8.85	3.50	2.79
Low	9.08	5.64	2.18	1.90	1.50
Freight Revenue from
Full-truckload linehaul services (a)	263.2	258.7	239.8	229.8	210.1
Dedicated fleets (a)	31.5	20.3	14.5	13.0	16.4
Less-than-truckload linehaul services (a)	131.2	123.2	115.5	87.9	90.9
Fuel adjustments (a)	63.5	31.7	15.7	6.5	10.0
Freight brokerage (a)	15.6	24.9	15.0	7.6	3.8
Equipment rental (a)	9.0	5.9	5.4	3.9	2.2
Equipment in Service at Year-end
Tractors
Company operated	1,607	1,573	1,534	1,411	1,389
Provided by owner-operators	659	716	757	737	704
Total	2,266	2,289	2,291	2,148	2,093
Trailers	4,293	4,147	3,802	3,308	3,103

Computational notes:
(a)	In millions
(b)	Current assets divided by current liabilities
(c)	Debt divided by shareholder’s equity
(d)	Certain line items when added together do not equal totals shown, due to rounding
(e)	Certain amounts for 2004 have been restated or reclassified from the amounts previously reported. For a complete description of the amounts that were restated or reclassified, please see Note 2 to the financial statements included as Item 8 to this report.

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
    We are principally a motor-carrier, also commonly referred to as a trucking company. We offer various transportation services to customers in the United States, Canada and Mexico. Our services primarily involve the over-the-road movement of freight. In the United States, we sometimes also arrange for the use of railroads to transport our loaded trailers between major cities. Most of our revenue is from service which is order-based, meaning that we separately bill our customers for each shipment. A minority of our revenue is from services which are asset-based, meaning that we bill our customer for the use of a truck and driver or the use of a trailer for a period of time, without regard to the number of shipments hauled. We also refer to our truck and driver asset-based service as "dedicated fleets", because in these arrangements, the trucks and drivers involved are dedicated for use by a specific customer on a full-time basis.
    During the latter part of 2005, many of our resources were engaged in providing relief to the regions affected by Hurricanes Katrina and Rita. We provided dedicated fleet services in these hurricane relief efforts, which contributed revenue of $5.7 million. We also provided refrigerated trailers, which were rented on a per-day basis for storage and transportation of perishable items. Such hurricane-related trailer rentals generated $3.2 million of revenue during the final three months of 2005.
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
    LTL shipments typically involve different trucks for each of the three stages. For LTL, the linehaul stage may also involve more than one truck as the freight moves within our network of LTL terminals. For example, an LTL truck bound from Los Angeles to Dallas may carry shipments destined for Dallas, Chicago and Atlanta. Once the truck arrives in Dallas, the freight for Chicago and Atlanta will be sorted and sent out from Dallas on different trucks to those cities with other LTL shipments that originated in Dallas or arrived there on trucks from other areas of the country. A linehaul load of LTL typically weighs 25,000 to 35,000 pounds and is comprised of between 5 and 30 individual shipments.
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
    There are several companies that provide national temperature-controlled full-truckload services. We know of no other company providing nationwide LTL temperature-controlled service. The vast majority of trucking companies that are nationwide in scope, like our AEL brand, offer only full-truckload service with no temperature control. Therefore, the markets that are served by AEL tend to be very price-competitive and generally lack the level of seasonality present in our FFE and LML operations. Because consumer demand for products requiring temperature control is often less sensitive to economic cycles, revenue from FFE and LML tends to be less volatile during such cycles.
    LTL linehaul revenue increased by 6.5% during 2005 as compared to 2004, and by 6.7% during 2004 as compared to 2003.
    The trucking business is highly competitive. During 2004, the last year for which data is available, there were several thousand companies operating in all sectors of the trucking business in the United States. Among those, the top five companies offering primarily temperature-controlled services collectively generated 2004 revenue of $2.4 billion. The next 20 such companies collectively generated revenues of $2.1 billion. In 2004, we ranked fourth in terms of revenue generated among all temperature-controlled motor carriers.
    We have nearly 10,000 active customers for our trucking business. We generally collect cash for our services between 30 and 50 days after our service is provided.
    Trucking companies of our size face challenges to be successful. Costs for labor, maintenance and insurance typically rise every year. Fuel prices can increase or decrease quite rapidly. Due to the high level of competitiveness, it is often difficult to pass these rising costs on to our customers. Over the past few years, many trucking companies have ceased operations, resulting in a reduced number of alternatives and increasing the awareness among customers that price increases for trucking services are likely. Throughout 2005, we more aggressively sought and obtained price increases from our customers. These efforts will continue into 2006 and beyond.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
    We have several critical accounting estimates. These require a more significant amount of management judgement than the other accounting policies we employ. Our critical accounting policies are as follows:
    Revenue and Expense Recognition: In all of our freight operations, we recognize revenue and all estimated direct operating expenses such as fuel and labor on the date we pick-up shipments from our customers. In 1991, the Emerging Issues Tax Force ("EITF") of the Financial Accounting Standards Board promulgated Issue 91-9, "Revenue and Expense Recognition for Freight Services in Process" ("EITF 91-9"). In 2001, the Securities and Exchange Commission issued Staff Accounting Bulletin 101,"Revenue Recognition in Financial Statements" ("SAB 101"), which provides that EITF 91-9 sets forth the revenue and expense recognition methods that may be used in our industry. According to EITF 91-9 and SAB 101, our manner of recognizing revenue and expenses for freight in process is acceptable.
    The other methods generally defer the recognition of revenue and expenses to as late as the date on which delivery of the shipments is completed. We have consistently utilized our manner of revenue and expense recognition since we began operations in 1946. Because our consolidated financial statements contain accruals for revenue and all associated estimated direct expenses as of the beginning and the end of each reporting period, if we were to change our manner of recognizing revenue and associated estimated direct expenses to one of the other methods allowed by EITF 91-9 and SAB 101, our results of operations would not be substantially affected. In such an event, each period's revenue and expenses would be adjusted to include in revenue and expense amounts from freight in process at the beginning of the period and to exclude from revenue and expense those amounts from freight in process at the end of the same period. These amounts would essentially offset one another from period to period, resulting in minimal impact to our revenue or our operating or net income.
    Revenue from equipment rental is recognized on a per-day basis over the term of the associated rental agreements.
    Personal and Work-Related Injuries: The trucking business involves risk of injury to our employees and the public. Prior to 2002, we retained the first $500,000 and $1 million of these risks, respectively, on a per occurrence basis. Due primarily to conditions in the insurance marketplace, during 2003 we retained the first $1 million for work-related injuries and the first $5 million for public liability risk. That arrangement continued during the first six months of 2004. From mid-2004 until mid-2005, our retention for public liability claims was lowered to $3 million and we were fully insured for losses between $3 million and $5 million, but we shared equally with the insurer losses from liability claims between $5 million and $10 million. Beginning in mid-2005 until mid-2006, our liability policies also contained a $3 million deductible. We presently also retain 25% of the losses between $3 million and $10 million. Since 2005, our retention for work-related injuries has been $1 million. In May of 2006, we renewed our 2005 liability policies to expire in mid-2007.  Throughout each of the years in the three-year period ended December 31, 2005, we have been fully insured above $10 million to a policy limit of $25 million for liability claims.
    Because of our large public liability and work-related injury retentions, the potential adverse impact a single occurrence can have on our results is significant. When an event involving potential liability occurs, our internal staff of risk management professionals determines the range of most probable outcomes. Based on that estimate, we record a reserve in our financial statements during the period in which the event occurred. As additional information becomes available, we increase or reduce the amount of this reserve. We also maintain additional reserves for public liability and work-related injury events that may have been incurred but not reported. As of December 31, 2005, our reserves for personal injury, work-related injury, cargo and other claims against us aggregated nearly $24.0 million. If we were to change our estimates making up those reserves up or down by 10% in the aggregate, the impact on 2005 net income would have been about $1.5 million, and diluted net income per share of common stock would have been impacted by $0.08.
    Estimate of Uncollectible Accounts: We extend trade credit to our customers. We also establish a reserve to represent our estimate of accounts that will not ultimately be collected. Once we conclude that a specific invoice is unlikely to be paid by the customer, we charge the invoice against the reserve. We estimate the amount of our bad debt reserve based on the composite age of our receivables and historical trends regarding such uncollectible amounts. During 2005, the amount of our bad debt reserve did not change appreciably and the amount of receivables that were more than 90 days old declined by approximately $1.0 million. Significant changes in our receivables aging could impact our profits and financial condition. As of December 31, 2005, our reserve for uncollectible accounts was $3.4 million. If our estimate were to change by 10%, 2005 net income would have been impacted by about $210,000 or $0.01 per diluted share of common stock.
    Deferred Taxes: Our net deferred tax liability of $3.0 million is stated net of offsetting deferred tax assets. The assets consist of anticipated future tax deductions for items such as personal and work-related injury and bad debt expenses which have been reflected on our financial statements but which are not yet tax deductible. In total, our deferred tax assets as of December 31, 2005 were about $12.7 million. At current federal tax rates, we will need to generate about $36 million in future taxable income in order to fully realize our deferred tax assets.
    We believe it probable that we will generate sufficient taxable income in 2006 and beyond to realize the remainder of our deferred tax assets. If our expectation of such realizability diminishes, we may be required to establish a valuation allowance on our balance sheet. That could diminish our net income in future periods.

RESULTS OF OPERATIONS
    Certain amounts for 2004 have been restated or reclassified from the amounts previously reported.  For a complete description of the amounts that were restated or reclassified, please see Note 2 to the financial statements included as Item 8 to this report.
    Freight Revenue: Our freight revenue is derived from five types of transactions. Linehaul revenue is order-based and earned by transporting cargo for our customers using tractors and trailers that we control by ownership, long-term leases or by agreements with independent contractors (sometimes referred to as “owner-operators”). Within our linehaul freight service portfolio we offer both full-truckload and less-than truckload services. Over 90% of our LTL linehaul shipments must be temperature-controlled to prevent damage to the cargo. We operate fleets that focus on refrigerated or “temperature-controlled” less-than-truckload (“LTL”), on full-truckload temperature-controlled shipments and on full-truckload non-refrigerated or “dry” shipments. Of the shipments transported by our temperature-controlled fleets during 2005, about 10% were dry commodities.
    Our dedicated fleet operation consists of fleets of tractors and trailers that haul only freight for a specific customer. Dedicated fleet revenue is asset based. Customers typically pay us weekly for trucks assigned to their service.
    During the fourth quarter of 2005, we provided refrigerated trailers, which were rented on a per-day basis, for storage and transportation of perishable items to regions affected by Hurricanes Rita and Katrina.  Such hurricane-related trailer rentals generated $3.2 million of revenue.  Income from equipment rental also includes amounts we charge to independent contractors for the use of trucks which we own and lease to the owner-operator.
    During the last four months of 2005, many of our resources were engaged in providing relief to the regions affected by Hurricanes Katrina and Rita. We provided dedicated fleet services, which contributed revenue of $5.7 million.
    The rates we charge for our freight services include fuel adjustment charges. In periods when the price we incur for diesel fuel is high, we raise our prices in an effort to recover this increase from our customers. The opposite is true when fuel prices decline.
    The following table summarizes and compares the significant components of freight revenue and presents our freight operating ratio and revenue per truck per week for each of the years in the three year period ended December 31, 2005:

	2005	2004	2003
Freight revenue from (a)
Temperature-controlled fleet	$176.2	$174.1	$164.5
Dry-freight fleet	87.0	84.6	75.3
Total truckload linehaul services	263.2	258.7	239.8
Dedicated fleets	31.5	20.3	14.5
Total full-truckload	294.7	279.0	254.3
Less-than truckload linehaul services	131.2	123.2	115.5
Fuel adjustments	63.5	31.7	15.7
Freight brokerage	15.6	24.9	15.0
Equipment rental	9.0	5.9	5.4
Total freight revenue	514.0	464.7	405.9
Freight operating expenses	484.4	448.3	394.0
Income from freight operations(b)	29.7	16.4	11.9
Freight operating ratio (c)	94.2%	96.5%	97.1%
Total full-truckload revenue	$294.7	$279.0	$254.3
Less-than-truckload linehaul revenue	131.2	123.2	115.5
Total linehaul and dedicated fleet revenue	$425.9	$402.2	$369.8
Weekly average trucks in service	2,282	2,292	2,250
Revenue per truck per week (d)	$3,579	$3,356	$3,152

Computational notes:
(a)	Revenue and expense amounts are stated in millions of dollars.
(b)	2005 does not foot due to rounding.
(c)	Freight operating expenses divided by total freight revenue.
(d)	Average daily revenue times seven divided by weekly average trucks in service.

    The following table summarizes and compares selected statistical data relating to our freight operations for each of the years in the three year period ended December 31, 2005:
Truckload	2005	2004	2003
Total linehaul miles (a)	192.9	205.3	198.2
Loaded miles (a)	173.3	185.7	180.1
Empty mile ratio (b)	10.2%	9.5%	9.1%
Linehaul revenue per total mile (c)	$1.36	$1.26	$1.21
Linehaul revenue per loaded mile (d)	$1.52	$1.39	$1.33
Linehaul shipments (e)	181.6	187.3	182.2
Loaded miles per shipment (f)	954	991	988
Less-than-truckload
Hundredweight (e)	8,800	8,579	8,098
Shipments (e)	280.8	291.6	289.4
Linehaul revenue per hundredweight (g)	$14.91	$14.36	$14.26
Linehaul revenue per shipment (h)	$467	$422	$399
Average weight per shipment (i)	3,134	2,942	2,798

Computational notes:
(a)	In millions.
(b)	Total truckload linehaul miles less truckload loaded miles divided by total truckload linehaul miles.
(c)	Revenue from truckload linehaul services divided by truckload total linehaul miles.
(d)	Revenue from truckload linehaul services divided by truckload loaded miles.
(e)	In thousands.
(f)	Total truckload loaded miles divided by number of truckload linehaul shipments.
(g)	LTL revenue divided by LTL hundredweight.
(h)	LTL revenue divided by number of LTL shipments.
(i)	LTL hundredweight times one hundred divided by number of LTL shipments.

    Particularly in response to the rapidly escalating price of diesel fuel, we have begun to obtain compensation from our customers for empty miles. Our linehaul rates are typically related to providing service between an origin and a destination. Often, it is necessary for trucks to run empty, traveling long distances from the city of their last destination to the city of their next origin in order to reposition the equipment. Historically, the expenses we incurred for such repositioning activities were not passed through to the customer. Our trucks currently average between five and seven miles per gallon. Between December 31, 2004 and December 31, 2005, the average per-gallon price we incurred for fuel rose by 32%, to $2.54. Due to this rapid increase, we have determined that we can no longer bear 100% of the costs of repositioning, and many of our customers have agreed to absorb at least some of our incremental expense. Our revenue from such repositioning activities is accounted for as linehaul revenue.
    Full-truckload linehaul revenue for the years ended December 31, 2005 and 2004 increased by $4.5 million (1.7%) and $18.9 million (7.9%), respectively, each as compared to the immediately preceding year. During 2005, the average miles of our full-truckload shipments did not change appreciably. The number of full-truckload linehaul shipments during 2005 declined by 3.0%, to 181,600. The decline was primarily related to the deployment of assets previously assigned to linehaul service to dedicated fleet service, the revenue from which improved by $11.2 million (55.2%) during 2005, as compared to 2004. The negative impact on full-truckload linehaul revenue from the decline in the number of shipments was more than offset by the rate increases that we implemented during the year. During 2005, our full-truckload revenue per loaded mile increased by 9.4% to $1.52, which was tempered somewhat by a slight increase in our empty-mile ratio.
    LTL linehaul revenue for the years ended December 31, 2005 and 2004 increased by $8.0 million (6.5%) and $7.7 million (6.7%), respectively, each as compared to the immediately preceding year.
    LTL operations offer the opportunity to earn higher revenue on a per-mile and per-hundredweight basis than do full-truckload operations, but the level of investment and fixed costs associated with LTL activities significantly exceed those of full-truckload activities. Accordingly, as LTL revenue fluctuates, many costs remain fixed, leveraging the impact from such revenue fluctuations on our operating income. During 2004 and 2005, as LTL activity and revenue rose, many LTL related costs remained static.
    During 2005, LTL linehaul revenue increased by $8.0 million to $131.2 million, despite a 3.7% decline in the number of LTL shipments. The average weight of such shipments increased by 6.5%. The remainder of 2005’s increase in LTL revenue is a result of rate increases we implemented beginning in the second half of 2004 and continued through the end of 2005.
    We continuously assess the performance of our LTL operations. As a result, we periodically alter the frequency at which we service locations where freight volumes have declined and change the mix of our company-operated vs. independent contractor-provided trucks in order to more closely match our operating costs to the level of our LTL revenue.

    The following table summarizes and compares the makeup of our fleets between company-provided tractors and tractors provided by owner-operators as of December 31, 2005, 2004 and 2003:

	2005	2004	2003
Full-truckload tractors
Company-provided	1,510	1,470	1,428
Owner-operator	515	565	568
Total full-truckload	2,025	2,035	1,996
LTL tractors
Company-provided	97	103	106
Owner-operator	144	151	189
Total LTL	241	254	295
Total company-provided	1,607	1,573	1,534
Total owner-operator	659	716	757
Tractors in service	2,266	2,289	2,291
Trailers in service	4,293	4,147	3,802

    Linehaul and dedicated fleet revenue per truck per week was $3,579 during 2005, $3,356 during 2004 and $3,152 during 2003. The 2005 increase is a reflection of improved productivity among our dedicated fleets and of general rate increases taken for our linehaul full-truckload and LTL services.
    At December 31, 2005, our entire LTL fleet consisted of 241 tractors, as compared to 254 at the end of 2004 and 295 at the end of 2003. When the level of our LTL activity increases during peak times of the year, we often re-deploy full-truckload trucks to handle the increase.
    The number of trucks in our full-truckload company-operated fleet rose by 90 to 1,428 during 2003. As of December 31, 2005, there were 1,510 tractors in our full-truckload company-operated fleet, as compared to 1,470 at the end of 2004.
    Continued emphasis will be placed on improving the efficiency and the utilization of our fleets through enhanced driver training and retention, by reducing the percentage of non-revenue-producing miles, by extending the average loaded miles per shipment and through expansion of dedicated fleet operations.
    During 2005, the federal agency that regulates motor carrier safety began to enforce new Hours of Service ("HOS") rules, which limit the number of hours truck drivers may work and drive in a shift. Time in a shift spent by a driver in fueling, loading and waiting to load or unload freight count as non-driving work hours. The old HOS rules were introduced in 1939, and the new rules are intended by the government to reflect more closely the equipment and roads in use today, as compared to 65 years ago.
    The new rules generally expand from 10 to 11 the number of hours that a person can drive an over-the-road truck in a shift, but reduce from 15 to 14 the number of hours such a person can work during the same shift. Also, under the old HOS rules, time spent in the middle of a shift waiting to load or unload did not count as hours worked, but such time does count as hours worked under the new HOS rules. The new rules also extend from 8 to 10 the number of hours that drivers must rest between on-duty shifts.
    In order to compensate our drivers and offset other expenses from diminished asset utilization, we are seeking compensation from our customers, such as rate increases and detention fees. Such detention fees are designed to motivate our customers to expedite the loading and unloading of their freight, thereby maximizing the number of hours that our drivers can drive during a work shift.
    Our full-truckload fleets use satellite technology to enhance efficiency and customer service. Location updates of each tractor are provided by this network and we exchange dispatch, fuel and other information with the driver by way of satellite.
    Revenue from our freight brokerage operation increased by $9.9 million (66%) and declined by $9.3 million (37.3%) during 2004 and 2005 each as compared to the immediately preceding year. During 2004, we significantly expanded our freight brokerage, which enables us to better adjust our ability to transport loads offered to us but for which we have no available equipment. Our brokerage engages a third party licensed trucking company to haul the freight. Our brokerage bills the customer and pays the third party trucking company. During 2005, we determined that some of the specialists involved in this operation would be replaced, a process that remained incomplete at year-end 2005. Accordingly, freight brokerage revenue and associated expenses (principally for purchased transportation) declined during 2005, as compared to 2004.
    Throughout 2004 and 2005, we sought and obtained rate increases from our customers in an effort to compensate us for increased costs, and to reflect diminished capacity of the trucking industry to meet expanding customer demand for trucking services. Those rate increases were the principal contributor to increased per-mile revenue. Factors mitigating the increased per-mile revenue during 2005 as compared to 2004 included fewer loaded, or revenue-producing miles, for such shipments and a moderate increase in the proportion of our empty, or non-revenue-producing, miles to loaded miles.
    Recent high operating expenses, particularly for maintenance and fuel, has resulted in a sharp decline in the number of independent contractors providing equipment to the trucking industry. Our ability to mitigate this industry-wide trend by expanding our company-operated fleets has been constrained by an industry-wide lack of drivers qualified to operate the equipment.

    Freight Operating Expenses: Changes in the proportion of revenue from full-truckload versus LTL shipments, as well as in the mix of company-provided versus independent contractor-provided equipment and in the mix of leased versus owned equipment, contribute to variations among operating and interest expenses.
    The following table sets forth, as a percentage of freight revenue, certain major freight operating expenses for each of the years in the three-year period ended December 31, 2005:
	2005	2004	2003
Salaries, wages and related expenses	26.0%	26.5%	28.9%
Purchased transportation	24.3	27.1	26.4
Fuel	15.8	12.9	11.7
Supplies and expenses	12.3	12.2	11.7
Revenue equipment rent and depreciation	10.0	11.0	11.5
Claims and insurance	3.9	3.9	3.6
Other	1.9	2.9	3.3
	94.2%	96.5%	97.1%

    Salaries, Wages and Related Expenses: Salaries, wages and related expenses increased by $10.2 million (8.3%) during 2005 and $5.8 million (5.0%) during 2004, each as compared to the immediately preceding year. The following table summarizes and compares the major components of these expenses for each of the years in the three-year period ended December 31, 2005 (in millions):

Amount of Salaries, Wages and Related Expenses Attributable to:	2005	2004	2003
Driver salaries and per-diem expenses	$74.7	$71.9	$66.5
Non-driver salaries	40.2	36.7	32.6
Payroll taxes	8.5	8.0	8.7
Work-related injuries	4.3	3.2	4.8
Health insurance and other	5.8	3.5	4.9
	$133.5	$123.3	$117.5

    Employee full-truckload linehaul drivers are typically paid a certain rate per mile. The number of such miles increased during 2005 and 2004, each as compared to the immediately preceding year. The increased number of miles contributed to the increases in driver salaries and per-diem expenses during both 2005 and 2004.
    Employee dedicated fleet drivers are typically paid by the hour or by the day. During 2005 and 2004, we added trucks to our dedicated fleet operations. Those increases also contributed to increases in driver salaries and per-diem expenses.
    Also impacting the 2005 and 2004 increases in driver salaries and per-diem expenses were changes in the level of shipments, miles and hundredweight in our LTL operation. Drivers hauling LTL typically earn a higher wage than do their full-truckload counterparts. LTL wages are based on a number of factors including the amount of on-duty time, miles driven, hundredweight hauled and in-route stops to load and unload freight. During 2005 and 2004, respectively, LTL miles increased, each as compared to the immediately preceding year. At the same time, hundredweight transported also increased. The number of LTL shipments did not change appreciably during 2004 but declined by 3.7% during 2005. To the extent that LTL freight is hauled by employee drivers, as opposed to owner-operators, the aforementioned changes served to increase LTL driver salaries, wages and per-diem expenses during 2005 and 2004, respectively, each as compared to the immediately preceding year.
    We sponsor bonus and incentive programs for our employees and management. Bonus payments are based on the operating profitability of our company. No bonuses were paid based on our 2003 results. For 2005 and 2004 due to improved performance, our employees and management earned bonuses aggregating approximately $5.0 million and $1.3 million, respectively, which resulted in the increases in non-driver salaries expense.
    We also sponsor a 401(k) wrap plan which enables employees to defer a portion of their current salaries to their post-retirement years. Because the wrap plan’s assets are held by a grantor or “rabbi” trust, we are required to include the wrap plan’s assets and liabilities in our consolidated financial statements. As of December 31, 2005, such assets included approximately 141,000 shares of our common stock, which are classified as treasury stock in our consolidated balance sheets.  The trust also holds assets other than our common stock.  Such investments are included in "other non-current assets" in our consolidated balance sheets.
    We are required to value the assets and liabilities of the wrap plan at market value on our periodic balance sheets, but we are precluded from reflecting the treasury stock portion of the wrap plan’s assets at market value. When the market value of our common stock rises, this results in upward pressure on non-driver salaries and wage expense. The opposite is true when our common stock price falls. The price of our common stock rose during 2004, but fell during 2005. The effect of those changes resulted in salaries, wages and related expenses being $800,000 higher during 2004 and $220,000 lower during 2005. Also, during 2005 and 2004, our Executive Bonus and Phantom Stock Plan was partially denominated in approximately 170,000 and 150,000, respectively, “phantom” shares of our stock, the liability for which is also determined by the value of our stock. That resulted in an additional $940,000 of non-driver salaries and wage expense during 2004, but served to reduce such expenses by $320,000 during 2005.

    Costs associated with work-related injuries rose by 34.4% during 2005 as compared to 2004 and diminished by 33.3% in 2004 as compared to 2003. Self-insured work-related injuries incurred by drivers were the primary contributors to this expense. The number of our employee-drivers did not change appreciably during 2005.
    We share the cost of health insurance with our employees. For the past several years, we have experienced double digit percentage health insurance cost increases. During mid-2003, we increased both the amounts employees pay to participate and the amount of medical costs that must be borne by our employees. This helped us mitigate the rate at which our costs have increased.
    During non-recessionary economic periods, we typically have difficulty attracting qualified employee-drivers for our full-truckload operations. Such shortages increase costs of employee-driver compensation, training and recruiting. Significant resources are continually devoted to recruiting and retaining qualified employee-drivers and to improving their job satisfaction. During 2004 and 2005, the supply of qualified drivers continued to tighten. With increasing frequency and magnitude, our competitors often increase their employee-driver pay scales. We monitor such events and consider increases should the need arise. The last such increase we implemented was during 2000.
    Purchased Transportation: Purchased transportation expense declined by $713,000 (0.6%) during 2005 and increased by $18.6 million (17.4%) during 2004, each as compared to the immediately preceding year. The following table summarizes our purchased transportation expense for each of the years in the three-year period ended December 31, 2005, by type of service (in millions):

Amount of Purchased Transportation Expense Incurred for	2005	2004	2003
Full-truckload linehaul service	$49.4	$51.3	$49.1
LTL linehaul service	39.0	37.9	38.5
Intermodal	7.5	4.2	1.9
Total linehaul service	95.9	93.4	89.5
Fuel adjustments	14.5	9.0	4.6
Freight brokerage and other	14.7	23.5	13.1
	$125.1	$125.9	$107.2

    Purchased transportation expense related to linehaul services increased by $2.5 million (2.7%) during 2005 and $3.9 million (4.4%) during 2004, each as compared to the immediately preceding year.
    Independent-contractor provided equipment generated 26%, 29% and 31% of our full-truckload linehaul revenue during 2005, 2004 and 2003, respectively. Independent contractors provide a tractor that they own to transport freight on our behalf. Contractors pay for the cost of operating their tractors, including but not limited to the expense of fuel, labor, taxes and maintenance. We pay independent contractors amounts generally determined by reference to the revenue associated with their activities. At the beginning of 2003, there were 543 such tractors in the full-truckload fleet. By the end of 2003, there were 568 such tractors. At December 31, 2005 and 2004, there were 515 and 565, respectively. As the number of these trucks fluctuates, so does the amount of revenue generated by such units.
    Purchased transportation expense related to LTL linehaul services fell during 2004 but rose by a nearly equal amount during 2005. This resulted from fluctuations in the amount of LTL freight transported by company provided equipment relative to equipment provided by independent contractors.
    In providing our full-truckload linehaul service, we often engage railroads to transport shipments between major cities. In such an arrangement (called "intermodal" service), loaded trailers are transported to a rail facility and placed on flat cars for transport to their destination. On arrival, we will pick up the trailer and deliver the freight to the consignee. Intermodal service is generally less costly than using one of our own trucks for such movements, but other factors also influence our decision to utilize intermodal services. During 2005 and 2004, the number of intermodal full-truckload shipments increased by 9% and 10%, each as compared to the immediately preceding year, as many of our normally full-truckload trucks were occupied in providing other services such as LTL and dedicated fleet activities. These factors contributed to our increase of intermodal services in the transport of full-truckload freight.
    Purchased transportation expenses related to our intermodal services providers continued to increase during 2005, having expanded by $2.3 million (121%) and $3.3 million (78.6%) during 2004 and 2005, respectively. Purchased transportation expense for full-truckload linehaul service has remained substantially unchanged since 2003. This reflects an industry-wide shortage of trucks provided by independent contractors. Due in part to that shortage, we have increased our reliance on intermodal providers to transport freight that might otherwise have been hauled by independent contractor provided equipment.

    When fuel prices escalate, as they have during 2003 through 2005, we add fuel adjustment charges to the rates we bill to our customers. Independent contractors are responsible for payment for the fuel used by their trucks in transporting freight for our customers. For shipments that are transported by independent contractors, we pass through to the contractor any fuel adjustment charges that are to be paid to us by the customer. This practice added $14.5 million, $9.0 million and $4.6 million, respectively, to our purchased transportation expense during 2005, 2004 and 2003.
    When we book an order in our brokerage, we arrange for an unaffiliated licensed trucking company to haul the freight. We set the price to be paid by the customer and bear the risk should the customer fail to pay us for the shipment. We determine which trucking company will haul the load and negotiate with them the fee we will pay, which represents freight brokerage purchased transportation expenses. Purchased transportation expense associated with our freight brokerage increased by $10.4 million (79.4%) and declined by $8.8 million (37.4%) during 2004 and 2005, each as compared to the immediately preceding year. Those changes resulted from corresponding changes in the amounts of freight brokerage revenue.
    Fuel: Fuel expense increased by $21.0 million (35%) during 2005 and $12.7 million (26.7%) during 2004, each as compared to the immediately preceding year. Fuel expenses represent purchases of fuel we make in connection with company-operated equipment. Independent contractors (see “Purchased Transportation”) are responsible for all of their own operating expenses, including fuel. During 2005, 2004 and 2003, our fuel expenses were $81.2 million, $60.1 million and $47.5 million, respectively. The following table summarizes and compares the relationship between fuel expense and freight linehaul revenue during each of the years in the three year period ended December 31, 2005 (dollar amounts in millions):

	2005	2004	2003
Total linehaul and dedicated fleet revenue	$425.9	$402.2	$369.8
Fuel expense	81.2	60.1	47.5
Fuel expense as a percent of total linehaul and dedicated fleet revenue	19.1%	14.9%	12.8%

    Fuel expense depicts the cost of purchasing fuel to transport freight with company-operated equipment. A significant percentage of our freight is transported with equipment provided by independent contractors. The cost of independent contractors' fuel is not included in our fuel expense. The amounts we pay independent contractors are classified as purchased transportation expense. In times when fuel prices are high, to the extent we are able to obtain fuel surcharges from our customers, we compensate independent contractors on a load by load basis for their increased fuel expense. Such additional compensation is also classified as purchased transportation expense. Accordingly our fuel expenses exclude the fuel expense incurred by our independent contractor-provided fleets.
    Most of the increases in our fuel expense were related to the price of diesel fuel for our company-operated fleet of tractors and trailers. During 2003, our average price per gallon of diesel fuel increased by about 15%, as compared to 2002. During 2004 and 2005, the average price of diesel fuel increased by an additional 26% and 47%, respectively, over the 2002 level, for a cumulative three-year increase of 88%.
    Because fuel adjustment charges do not fully compensate us or our independent contractors for the increased fuel costs, fuel price volatility impacts our profitability. We have in place a number of strategies that mitigate, but do not eliminate, the impact of such volatility. Pursuant to the contracts and tariffs by which our freight rates are determined, those rates in most cases automatically fluctuate as diesel fuel prices rise and fall because of the fuel adjustment charges.
    Factors that prevent us from fully recovering fuel cost increases include the presence of deadhead (empty) miles, tractor engine idling and fuel to power our trailer refrigeration units. Such fuel consumption often cannot be attributable to a particular load and, therefore, there is no revenue to which a fuel adjustment may be applied. Also, our fuel adjustment charges are computed by reference to federal government indices that are released weekly for the preceding week. When prices are rising, the price we incur in a given week is more than the price the government reports for the preceding week. Accordingly, we are unable to recover the excess of the current week’s actual price over the preceding week’s indexed price.
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

    Supplies and Expenses: Supplies and expenses increased by $6.5 million (11.6%) during 2005 and $8.8 million (18.5%) during 2004, each as compared to the immediately preceding year. The following table summarizes and compares the major components of supplies and expenses for each of the years in the three-year period ended December 31, 2005 (in millions):

Amount of Supplies and Expenses Incurred for	2005	2004	2003
Fleet repairs and maintenance	$22.9	$17.5	$15.2
Freight handling	11.8	11.6	9.9
Driver travel expense	3.0	3.1	2.7
Tires	5.3	6.9	6.3
Terminal and warehouse expenses	6.9	6.1	5.1
Driver recruiting	4.6	3.3	3.1
Other	8.5	8.0	5.4
	$63.0	$56.5	$47.7

    Fleet repair and maintenance expenses represented approximately 80% and 25%, respectively, of the total increase in our total supplies and expenses during 2005 and 2004, each as compared to the immediately preceding year. During 2005, expenses for tractor repair and maintenance increased by $3.5 million, and trailer repair expenses increased by $1.9 million, each as compared to 2004.
    With regard to tractor repairs, during 2002 we agreed with our primary tractor manufacturer to extend our tractor replacement cycle from 36 months to up to 48 months thereby causing our tractor fleet to consist of older vehicles. Older, high mileage vehicles typically are more expensive to maintain than newer, low mileage vehicles. As of December 31, 2005, 2004 and 2003, respectively, 17%, 11% and 9% of the tractors in our company-operated fleets were more than three years old. During the two years ended December 31, 2005, the number of trucks in our company operated fleets increased by 4.8% to 1,607, and the number of such trucks that are more than three years old doubled to 279.
    During the two years ended December 31, 2005, the number of trailers in our fleets increased by 13% to 4,282 and the number of such trailers that are more than five years old increased by 70% to 1,583. Older tractors and trailers are more costly to maintain.
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
    Tire expense increased by $0.6 million during 2004 and declined by $1.6 million during 2005, each as compared to the immediately preceding year. We have changed certain of our tire management and purchasing practices in order to reduce such expenses.
    Driver recruiting expenses rose by $1.3 million during 2005, as compared to 2004. This was related to our continuing efforts to recruit qualified employee-drivers and engage qualified owner-operators. In an improving economy, the number of persons available to work in our industry typically declines, which usually results in more intensive recruiting efforts.
    Rentals and Depreciation: The total of revenue equipment rent expense and depreciation expense increased by $245,000 (0.5%) during 2005 and $4.2 million (9.1%) during 2004, each as compared to the immediately preceding year. These fluctuations were due in part to changes in the use of leasing to finance our fleet. Equipment rental includes a component of interest-related expense that is classified as non-operating expense when we incur debt to acquire equipment. Equipment rent and depreciation also are affected by the replacement of less expensive, older model company-operated tractors and trailers with more expensive new equipment.

    Claims and Insurance: Claims and insurance expenses increased by $1.9 million (10.3%) during 2005 and increased by $3.3 million (22.5%) during 2004, each as compared to the immediately preceding year. Losses related to work-related injuries are included in salaries, wages and related expenses. The following table summarizes and compares the major components of claims and insurance expenses for each of the years in the three-year period ended December 31, 2005 (in millions):

Amount of Claims and Insurance Expense Incurred for	2005	2004	2003
Liability	$15.1	$13.3	$11.8
Cargo	2.8	2.3	1.4
Physical damage, property and other	2.0	2.5	1.5
	$19.9	$18.1	$14.7

    In 2004, the Truckload Carriers Association, an industry association, announced that we had been awarded second place among dozens of companies of size comparable to us in their 2003 annual safety recognition award program.
    During 2004 and 2005, we engaged the services of independent actuaries to help us improve the process by which we estimate the amount of our work-related and public liability claims reserves. Such estimates address the amount of the claims’ settlements as well as legal and other fees associated with attaining such settlements. As a result of the actuarial studies, during 2004, we increased our reserves for such claims by approximately $1.5 million. About half of 2004's increase in per-mile insurance costs was due to this study. The 2005 study did not significantly add to our insurance costs.
    During 2003 and the first several months of 2004, we retained the risk for liability claims up to $5 million. From June 1, 2004 through May 2005, we retained the first $3 million of our liability risk, our insurance company assumed the risk in full above our $3 million deductible to $5 million, and the insurance company and we shared the risk equally between $5 million and $10 million for each occurrence. As of December 31, 2005, our deductible was $3 million for each occurrence. Losses between $3 million and $5 million are shared 25% by us and 75% by the insurer. We are fully insured for losses for each occurrence between $10 million and $25 million.
    We have accrued for our estimated costs related to our liability claims. When an incident occurs, we record a reserve for the estimated outcome. As additional information becomes available, adjustments are made.
    Accrued claims liabilities include all reserves for over the road accidents, work-related injuries, self-insured employee medical expenses and cargo losses. Employee-related insurance costs are included in salaries, wages and related expenses in our statements of income. The actuarial reports issued to us during 2005 provided us with factors we will continue to use to estimate expected costs associated with claims development and claims handling expenses. It is probable that the estimates we have accrued for at any point in time will change in the future.
    Claims and insurance expenses can vary significantly from year to year. The amount of open claims is significant. There can be no assurance that these claims will be settled without a material adverse effect on our financial position or our results of operations.
    Other and Miscellaneous Expense:  Gains on the disposition of equipment were $1.3 million in the year ended December 31, 2003. Such gains were $2.2 million during 2004 and $4.7 million during 2005. The periodic amount of such gains depends primarily upon conditions in the market for previously-owned equipment and on the quantity of retired equipment sold.
    We usually pre-arrange the retirement sales value when we accept delivery of a new tractor. Fluctuations in the market value of our leased equipment do not impact the pre-arranged retirement value of tractors presently in our fleet, but softness in the market for used equipment could diminish future pre-arranged retirement values. That may require us to increase the amount of depreciation and rental expense we incur in 2006 and beyond.
    We do not expect used equipment market prices to alter our current depreciation or rental expense related to trailers, but changes in the trailer market values could impact the amount of gains on sale of trailers in future periods.
    Miscellaneous expenses were $6.1 million, $7.2 million and $5.9 million during 2005, 2004 and 2003, respectively.
    During 2005 and 2004, respectively, we incurred approximately $1.2 million and $2.3 million in expenses and professional fees associated with our efforts to comply with the internal control provisions of the Sarbanes-Oxley Act of 2002.
    Non-Freight Operation:  During 2005, we sold the principal operating assets of our former non-freight business to the management of that business. In connection with that transaction, we provided financial assistance to the buyers and we retained 20% ownership in the buyer’s entity. Accounting principles generally accepted in the United States require that we continue to consolidate the financial statements of the buyer. The business we sold is a distributor of after market vehicle air conditioning parts and supplies. During 2005, this business comprised 1.9% of our consolidated revenue and 1.1 % of our consolidated income from operations.
    Operating Income:  Income from operations increased by $12.8 million during 2005 and $10.6 million during 2004, each as compared to the immediately preceding year. The following table summarizes and compares our operating results from our freight and non-freight operations for each of the years in the three-year period ended December 31, 2005 (in thousands):

Operating Income (Loss) from	2005	2004	2003
Freight operations	$29,665	$16,367	$11,928
Non-freight operations (a)	345	810	(5,381)
	$30,010	$17,177	$6,547

(a)
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

    Interest and Other: The following table summarizes and compares our interest and other expenses for each of the years in the three-year period ended December 31, 2005 (in thousands):

Amount of Interest and Other (Income) Expense from	2005	2004	2003
Interest expense	$89	$486	$636
Interest income	(329)	(56)	(99)
Equity in earnings of limited partnership	(686)	(357)	(288)
Life insurance and other	(2,437)	12	(101)
	$(3,363)	$85	$148

    The decline in interest expense and the increase in interest income between 2004 and 2005 are primarily related to the receipt and investment of the cash from the sale of the life insurance investment, which was used to pay down our debt to zero and provided surplus cash, which was invested as permitted by our credit agreement.  The sale of a life insurance investment for $6.1 million resulted in a gain of $3.8 million during 2005.
    Equity in earnings of limited partnership for 2004 and 2005 was from our 20% equity interest in W&B Refrigeration Services, LLP. We account for that investment by the equity method of accounting.
    Pre-Tax and Net Income: For 2005, we earned pre-tax income of $33.4 million as compared to $17.1 million for 2004 and of $6.4 million for 2003. During 2005, 2004 and 2003, we incurred income tax expense of $12.9 million, $6.3 million and $2.1 million, respectively. During 2005, 2004, and 2003 we reported net income of $20.4 million, $10.8 million and $4.3 million, respectively.
    Our marginal tax rate for federal and state taxes has been about 37% since 2003, but our effective income tax rate (provision for income taxes as a percent of pre-tax income) was 38.8%, 37.1% and 33.3% for 2005, 2004 and 2003, respectively.   This rate is impacted by the presence of non-taxable income and non-tax deductible costs in our pre-tax income.  Non-taxable income reduces the effective tax rate and non-deductible costs will increase the effective rate.
    During 2005, we had a non-taxable gain from the sale of a life insurance policy of nearly $3.8 million, but the downward impact of that gain on our effective tax rate was more than offset by the upward impact of non-deductible expenses.  The largest of our non-deductible expenses are associated with travel expenses and per-diem travel allowances for our employee-drivers.

LIQUIDITY AND CAPITAL RESOURCES
    Certain amounts for 2004 have been restated or reclassified from the amounts previously reported.  For a complete description of the amounts that were restated or reclassified, please see Note 2 to the financial statements included as Item 8 to this report.
    Debt and Working Capital: Cash from our freight revenue is typically collected between 30 and 50 days after the service has been provided. We continually seek to accelerate our collection of accounts receivable to enhance our liquidity and minimize our debt. Our freight business is highly dependent on the use of fuel, labor, operating supplies and equipment provided by owner-operators. We are typically obligated to pay for these resources within seven to fifteen days after we use them, so our payment cycle is a significantly shorter interval compared to our collection cycle. This disparity between cash payments to our suppliers and cash receipts from our customers can create significant needs for borrowed funds to finance our working capital, especially during the peak time of our fiscal year.
    Our primary needs for capital resources are to finance working capital, expenditures for property and equipment and, from time to time, acquisitions. Working capital investment typically increases during periods of sales expansion when higher levels of receivables occur.
    During 2002, we entered into a new credit agreement with two banks. The credit agreement was amended during December 2003, June 2004, August 2004, April 2005, March 2006 and May 2006. It expires on June 1, 2007. We expect to renew or replace the agreement and extend the expiration date during 2006.  Debt may be secured by our revenue equipment, trade accounts receivable and inventories.
    As of December 31, 2005, we were using none of the credit facility for borrowed funds, but were using $4.8 million of the facility as security for letters of credit, for a total utilization of $4.8 million of the $50 million available to us. Accordingly, our remaining availability was $45.2 million at the end of 2005.
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
    As of December 31, 2005, we were in compliance with all of our restrictive covenants and we project that our compliance will remain intact during 2006.  Such terms include a provision that we provide the banks with audited financial statements within 90 days of the end of each year.  December 31, 2005 statements would have been due by March 31, 2006.  During March of 2006, it became apparent that we would be unable to meet that requirement. The banks extended the due date for 2005's audited financials until June 16, 2006.

    Cash Flows:  During 2005, 2004 and 2003 cash provided by operating activities was $30.0 million, $41.6 million and $14.3 million, respectively. As compared to 2003, factors contributing to the improvement in operating cash flows included 2005's higher net income, higher depreciation and amortization expense, higher deferred income tax expense, higher liability for accounts payable and 2005’s higher accrued payroll liability.
    The decline in operating cash flows between 2004 and 2005 was primarily due to higher accounts receivable and lower accounts payable, which were offset by an improvement in net income and other components of cash flows from operating activities.
    As of December 31, 2005, our working capital (current assets minus current liabilities) was $33.0 million, as compared to $19.2 million as of December 31, 2004. This change, which was mostly related to higher accounts receivable at December 31, 2005, is the principal reason behind 2005’s lower year-to-date cash flows provided by operating activities. Accounts receivable increased by $10.3 million (17.7%) between December 31, 2004 and 2005, due to a 14.2% increase in revenue between the quarters ended on those dates.
    Regarding cash flows from investing activities, expenditures for property and equipment totaled $42.0 million in 2005, $40.5 million in 2004 and $31.1 million during 2003. Cash proceeds from the sale of retired equipment were $15.5 million, $10.2 million and $9.3 million during 2005, 2004 and 2003, respectively. In addition, we financed, through operating leases, the addition of revenue equipment valued at approximately $26 million in 2005, $36 million in 2004 and $57 million during 2003.
    During 2004, much of our cash flow from operating activities was used to pay down our debt, from $14 million to $2 million. That resulted in 2004's net cash used in financing activities to be $10.9 million, as compared to 2005’s $1.8 million.  Proceeds from the issuance of common stock or re-issuance of treasury stock (both in connection with the exercise of stock options) also served to reduce net cash used in financing activities during the twelve months of 2005. During 2005, we expended $3.9 million for repurchases of our common stock, as compared to $1.1 million during 2004.
    Obligations and Commitments:  The table below sets forth information as to the amounts of our obligations and commitments as well as the year in which they will become due (in millions):
Payments Due by Year	Total	2006	2007	2008	2009	2010	After 2010
Long-term debt and letters of credit	$4.8	$--	$4.8	$--	$--	$--	$--
Purchase obligations	7.8	7.8	--	--	--	--	--
Operating leases for
Rentals(1)	80.6	26.6	19.8	15.7	9.4	5.2	3.9
Residual guarantees	8.7	5.5	1.1	1.0	1.1	--	--
Accounts payable	28.3	28.3	--	--	--	--	--
Accrued payroll	8.9	8.9	--	--	--	--	--
	139.1	$77.1	$25.7	$16.7	$10.5	$5.2	$3.9
Deferred compensation
Phantom stock (2)	1.9
Rabbi trust (3)	1.9
Total	$142.9

(1)
Our consolidated financial statements include the financial statements of a variable interest entity ("VIE") from which we lease 68 tractors.  The VIE is under the control of our Chairman and Chief Executive Officer.  Accounting principles generally accepted in the United States (GAAP) require such consolidation for financial reporting purposes.  Accordingly, our financial statements reflect the debt of the VIE as a financial obligation of the company and the notes to our consolidated financial statements omit from our commitments (Note 8) the rent payable to the VIE.  Because the debt of the VIE is a legal obligation of the VIE and not of the company, the table above omits the debt of the VIE ($3.6 million due in 2006) and includes the rentals we are required to pay to the VIE of approximately $1.2 million, $1.0 million, $700,000, and $300,000 during 2006, 2007, 2008 and 2009, respectively.

(2)
Represents the current value of approximately 170,000 restricted phantom stock units awarded pursuant to the company’s Executive Bonus and Phantom Stock Plan and a Supplemental Executive Retirement Plan. An officer may elect to cash out any number of the phantom stock units between December 1 and December 15 of any year selected by the officer with the payout amount with respect to each phantom stock unit being generally equal to the greater of (i) the actual price of the company’s common stock on December 31 of the year of an officer’s election to cash out the unit, or (ii) the average of the 12 month-end values of such stock during the year in which an officer elects to cash out. Accordingly, we are unable to anticipate the year this currently unfunded obligation will be paid in cash or the amount of cash ultimately payable.

(3)
Represents the obligations of a "grantor" (or "rabbi") trust established in connection with our 401(k) Wrap Plan to hold company assets to satisfy obligations under the wrap plan. The trust obligations include approximately 141,000 shares of the company’s common stock that will be cashed out either upon the eligibility of the obligations to be transferred to our 401(k) Savings Plan or upon the retirement of individual wrap plan participants. Accordingly, we are unable to anticipate the year this amount will be paid in cash or the amount of cash ultimately payable.

.

    As of December 31, 2005 our debt was zero and letters of credit issued by us for insurance purposes were $4.8 million.
    As of December 31, 2005, we had contracts for construction of a new terminal and to purchase tractors and trailers totaling $7.8 million during 2006. We expect to lease many of the tractors and trailers assets when they are placed into service.
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
    Facility and trailer leases do not contain guaranteed residual values in favor of the lessors. Most of the tractors we leased prior to 2003 and a minority of the tractors we leased since 2002 are leased pursuant to agreements under which we have partially guaranteed the assets end-of lease-term residual value. Tractor leases entered into before 2003 typically have 36-month terms, and tractor leases entered into after 2002 have either 42 or 48-month terms. The portions of the residuals we have guaranteed vary from lessor to lessor. Gross residuals are about 40% of the leased asset’s historical cost, of which we have guaranteed the first 25% to 30%. The lessors remain at risk for up to 13% of the remainder of such leased asset’s historical cost. Because our lease payments and residual guarantees do not exceed 90% of the tractor’s cost, the leases are accounted for as operating leases and rentals are recorded as rent expense over the term of the leases.
    Offsetting our lease residual guarantees, when our tractors were originally leased, the tractor manufacturer conditionally agreed to repurchase the tractors at the end of the term of the lease. Factors which may limit our ability to recover the amount of the residual guaranty from the manufacturer include specifications as to the physical condition of each tractor, their mechanical performance, each vehicles accumulated mileage, and whether or not we order replacement and additional vehicles from the same manufacturer. The price to be paid by the manufacturer is generally equal to the full amount of the lessor's residual. In addition to residual values, our tractor leases contain fair value purchase options. Our agreement with the tractor manufacturer enables, but does not require, us to sell the tractors back to the manufacturer at a future date, should we own them at such time, at a predetermined price. In order to avoid the administrative efforts necessary to return leased tractors to the lessor, we typically purchase such tractors from the lessor by paying the residual value and then sell the tractors to the manufacturer. There is no gain or loss on these transactions because the residual value we pay to the lessor is generally equal to the manufacturer’s purchase price.
    At December 31, 2005, the amount of our obligations to lessors for residual guarantees did not exceed the amount we expect to recover from the manufacturer.
    As of December 31, 2005, our lease commitments for 2006 and beyond included $2.0 million for rentals of tractors owned by our Chairman and Chief Executive Officer as well as our former Executive Vice President and Chief Operating Officer. For a discussion of such related party leases,  see Note 7 to the accompanying consolidated financial statements at Item 8 and Item 13 of this Form 10-K.
    Depending upon the availability of qualified drivers and the level of customer demand for our services, we may add up to 100 tractors to our company-operated fleet during 2006. In addition, approximately 350 of our oldest company-operated tractors are expected to be replaced during 2006. These expenditures will be financed with internally generated funds, borrowings under available credit agreements and leasing. We expect these sources of capital to be sufficient to finance our operations.
    Off-Balance Sheet Arrangements:  Our liquidity is not materially affected by off-balance sheet arrangements. Like many other trucking companies, we often utilize non-cancelable operating leases to finance a portion of our revenue equipment acquisitions. As of December 31, 2005, we leased 1,025 tractors and 2,167 trailers under operating leases with varying termination dates ranging from January 2006 to August 2012. Vehicles held under operating leases are not carried on our balance sheet, and lease payments for such vehicles are reflected in our income statements in the line item "Revenue equipment rent expense". Our rental expense related to operating leases involving vehicles during 2005, 2004 and 2003 was $29.3 million, $30.2 million and $32.2 million, respectively.
    Other:  We own a life insurance policy with a death benefit of $10.8 million on the life of one of our founding shareholders. The insured is 91 years old. The policy's cash surrender value of $2.2 million as of December 31, 2005 is included in other assets on our balance sheet. In the event that a benefit becomes payable under the policy, we would record as income the difference between the benefit and the cash surrender value.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk.
    As of December 31, 2005, we held no market risk sensitive instruments for trading purposes.
    For purposes other than trading, we held the following market risk sensitive instruments as of December 31, 2005:

Description	Discussion
Rabbi Trust investment in 141,000 shares of our stock, $1.9 million
Our consolidated financial statements include the assets and liabilities of a Rabbi Trust established to hold the investments of participants in our 401(k) Wrap Plan. Among such investments at December 31, 2005 were 141,000 shares of our common stock. To the extent that the trust assets are invested in our stock, our future compensation expense and income will be impacted by fluctuations in the market price of our stock.

Cash surrender value of life insurance policies, $3.6 million
The cash surrender value of our life insurance policies is a function of the amounts we pay to the insurance companies, the insurance charges taken by the insurance companies and the investment returns earned by or losses incurred by the insurance company. Changes in any of these factors will impact the cash surrender value of our life insurance policies. Insurance charges and investment performance have a direct effect on the value of our life insurance assets and on our net income.

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
******************************************************************************************************

(a) Financial Statements
Consolidated Balance Sheets Frozen Food Express Industries, Inc. and Subsidiaries As of December 31, (in thousands)
Assets	2005	2004 (restated)
Current assets
Cash and cash equivalents	$10,957	$3,142
Accounts receivable, net	68,216	57,954
Inventories	1,982	1,818
Tires on equipment in use	4,899	5,157
Deferred income taxes	4,354	2,818
Other current assets	7,550	9,103
Total current assets	97,958	79,992

Property and equipment, net	92,110	82,513
Other assets	10,887	12,006
	$200,955	$174,511

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$28,292	$31,985
Accrued claims	14,455	13,068
Accrued payroll	12,661	9,070
Income taxes payable	2,932	--
Accrued liabilities	2,947	2,147
Debt of variable interest entity	3,622	4,474
Total current liabilities	64,909	60,744

Long-term debt	--	2,000
Deferred income taxes	7,318	7,896
Accrued claims	9,536	6,825
	81,763	77,465

Shareholders' equity
Par value of common stock (18,137 and 17,653 shares issued)	27,206	26,480
Capital in excess of par value	6,081	2,518
Retained earnings	89,040	68,603
	122,327	97,601
Less - Treasury stock (331 and 130 shares), at cost	3,135	555
Total shareholders' equity	119,192	97,046
	$200,955	$174,511

See accompanying notes to consolidated financial statements.
****************************************************

Consolidated Statements of Income Frozen Food Express Industries, Inc. and Subsidiaries Years ended December 31, (in thousands, except per share amounts)
	2005	2004 (restated)	2003
Revenue
Freight revenue	$514,017	$464,689	$405,901
Non-freight revenue	10,110	9,741	16,073
	524,127	474,430	421,974
Costs and expenses
Salaries, wages and related expenses	133,538	123,298	117,453
Purchased transportation	125,147	125,860	107,246
Fuel	81,151	60,124	47,451
Supplies and expenses	63,030	56,488	47,672
Revenue equipment rent	29,338	30,231	32,175
Depreciation	21,857	20,719	14,529
Communications and utilities	4,285	4,016	4,095
Claims and insurance	19,910	18,056	14,739
Operating taxes and licenses	4,692	4,544	3,985
Gain on disposition of equipment	(4,740)	(2,184)	(1,317)
Miscellaneous expense	6,144	7,170	5,945
	484,352	448,322	393,973
Non-freight costs and operating expenses	9,765	8,931	21,454
	494,117	457,253	415,427
Income from operations	30,010	17,177	6,547
Interest and other expense (income)
Interest expense	89	486	636
Interest income	(329)	(56)	(99)
Equity in earnings of limited partnership	(686)	(357)	(288)
Life insurance and other	(2,437)	12	(101)
	(3,363)	85	148
Income before income tax	33,373	17,092	6,399
Income tax provision	12,936	6,338	2,129
Net income	$20,437	$10,754	$4,270
Net income per share of common stock
Basic	$1.15	$.62	$.25
Diluted	$1.09	$.59	$.24

See accompanying notes to consolidated financial statements.
***************************************************

Consolidated Statements of Cash Flows Frozen Food Express Industries, Inc. and Subsidiaries Years ended December 31, (in thousands)
	2005	2004 (restated)	2003
Cash flows from operating activities
Net income	$20,437	$10,754	$4,270
Non-cash items involved in net income
Depreciation and amortization	26,979	25,786	19,593
Provision for losses on accounts receivable	1,367	2,078	2,655
Deferred income tax	(2,114)	4,857	1,889
Gain on sale of life insurance contract	(3,764)	--	--
Gain on disposition of equipment	(4,740)	(2,184)	(1,317)
Provision for losses on inventory	--	91	2,385
Deferred compensation	(277)	454	604
Non-cash investment income	(495)	(99)	(132)
Income tax benefit of stock options exercised	928	857	168
Change in assets and liabilities, net of divestiture
Accounts receivable	(11,629)	(4,938)	(14,058)
Inventories	(164)	2,145	585
Tires on equipment in use	(3,794)	(4,884)	(5,523)
Other current assets	279	(2,073)	642
Accounts payable	(4,179)	6,072	1,659
Accrued claims and liabilities	4,400	(2,349)	(1,140)
Income tax payable	2,932	--	--
Accrued payroll and other	3,824	5,044	2,045
Net cash provided by operating activities	29,990	41,611	14,325

Cash flows from investing activities
Expenditures for property and equipment	(41,974)	(40,465)	(31,130)
Proceeds from sale of property and equipment	15,470	10,151	9,326
Proceeds from divestiture	--	--	1,000
Life insurance and other	6,178	1,300	(886)
Net cash used in investing activities	(20,326)	(29,014)	(21,690)

Cash flows from financing activities
Borrowings	22,100	43,000	47,200
Payments against borrowings	(24,100)	(55,000)	(39,200)
Borrowings of variable interest entities	499	1,671	--
Debt repaid by variable interest entities	(852)	(1,449)	--
Capital leases	--	--	(2,562)
Proceeds from capital stock transactions	3,084	2,062	480
Purchases of treasury stock	(3,932)	(1,135)	(18)
Sales of treasury stock	1,352	--	--
Net cash (used in) provided by financing activities	(1,849)	(10,851)	5,900

Net increase (decrease) in cash and cash equivalents	7,815	1,746	(1,465)
Cash and cash equivalents at beginning of year	3,142	1,396	2,861
Cash and cash equivalents at end of year	$10,957	$3,142	$1,396

See accompanying notes to consolidated financial statements.
****************************************************

Consolidated Statements of Shareholders' Equity
Frozen Food Express Industries, Inc. and Subsidiaries
Three Years Ended December 31, 2005
(in thousands)

	Common Stock		Capital In
	Shares	Par	Excess	Retained	Treasury Stock
	Issued	Value	of Par	Earnings	Shares	Cost	Total
December 31, 2002	17,281	$25,921	$2,569	$53,579	587	$3,519	$78,550
Net income	--	--	--	4,270	--	--	4,270
Treasury stock reacquired	--	--	--	--	5	18	(18)
Retirement plans	--	--	(719)	--	(206)	(1,323)	604
Exercise of stock options	--	--	(921)	--	(191)	(1,401)	480
Income tax benefit of stock options exercised	--	--	168	--	--	--	168
December 31, 2003	17,281	25,921	1,097	57,849	195	813	84,054
Net income	--	--	--	10,754	--	--	10,754
Treasury stock reacquired	--	--	--	--	167	1,243	(1,243)
Retirement plans	--	--	37	--	(102)	(525)	562
Exercise of stock options	372	559	527	--	(130)	(976)	2,062
Income tax benefit of stock options exercised	--	--	857	--	--	--	857
December 31, 2004	17,653	26,480	2,518	68,603	130	555	97,046
Net income	--	--	--	20,437	--	--	20,437
Treasury stock reacquired	--	--	--	--	369	3,797	(3,797)
Retirement plans	25	38	433	--	(3)	135	336
Exercise of stock options	453	679	2,149	--	(165)	(1,352)	4,180
Restricted stock issued	6	9	53	--	--	--	62
Income tax benefit of stock options exercised	--	--	928	--	--	--	928
December 31, 2005	18,137	$27,206	$6,081	$89,040	331	$3,135	$119,192

See accompanying notes to consolidated financial statements.
***************************************************

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
    Principles of Consolidation -These consolidated financial statements include Frozen Food Express Industries, Inc., a Texas corporation, and our subsidiaries, all of which are wholly-owned. We are primarily engaged in motor carrier transportation of perishable commodities, providing full-truckload and less-than-truckload service throughout North America. All significant intercompany balances and transactions have been eliminated in consolidation.
    These consolidated financial statements also include two variable interest entities that we do not own, but which we are required by accounting principles generally accepted in the United States to consolidate. AirPro Mobile Air, LLC (“AMA”) is a distributor of after-market parts and supplies for motor vehicle air conditioning systems. During 2003, 2004 and early 2005, the business of AMA was conducted by our wholly-owned subsidiary, AirPro Holdings, Inc. (“AHI”). AHI is consolidated into our financial statements for 2003 and 2004. During 2005, we sold the primary operating assets (excluding real estate) of AHI to AMA. Among the consideration we received from AMA in exchange for the assets were cash, a 20% equity interest in AMA and a note payable to us from AMA. AMA is 80% owned by two individuals whom we employed at AHI. Because we retained a substantial interest in AMA, accounting principles generally accepted in the United States require that we continue to include AMA in our consolidated financial statements. Associated non-freight revenue for 2005 was $10.1 million and the maximum amount of our loss associated with AMA was approximately $1 million at December 31, 2005.
    The second variable interest entity that we do not own but which is consolidated into these financial statements is a family partnership from which we lease 68 tractors. The family partnership is under the control of our Chairman and Chief Executive Officer.
    Because we have determined that we are the principal beneficiary of each of these variable interest entities, both have been included in these consolidated financial statements.

    Accounting Estimates -The preparation of financial statements requires estimates and assumptions that affect the value of assets, liabilities, revenue and expenses. Estimates and assumptions also influence the disclosure of contingent assets and liabilities. Actual outcomes may vary from these estimates and assumptions.
    Revenue and Expense Recognition -Freight revenue and associated direct operating expenses are recognized on the date the freight is picked up from the shipper in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue No. 91-9 “Revenue and Expense Recognition for Freight Services in Progress” (“EITF No. 91-9”).
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
    Revenue from equipment rental is recognized ratably over the term of the associated rental agreements.
    In our non-freight operations, we recognize revenue when products are shipped and title passes to customers.
    Stock-Based Compensation -We apply Accounting Principles Board Opinion No. 25 and related interpretations to account for our stock options. Options granted to employees are at a price equal to the market price on the date of grant.  Accordingly, no expense has been recognized for stock options granted to employees. Had we elected to apply FASB Statement of Financial Accounting Standards ("SFAS") No. 123 to account for our stock options, our net income and diluted net income per share of common stock for 2005, 2004 and 2003 would have been as follows:

Pro Forma Impact on Net Income (in millions)	2005	2004	2003
As reported	$20.4	$10.8	$4.3
Impact of SFAS No. 123, net of tax	(1.9)	(0.7)	(0.3)
	$18.5	$10.1	$4.0

Pro Forma Impact on Basic Net Income per share	2005	2004	2003
As reported	$1.15	$.62	$.25
Impact of SFAS No. 123, net of tax	(.11)	(.03)	(.02)
	$1.04	$.59	$.23

Pro Forma Impact on Diluted Net Income per share	2005	2004	2003
As reported	$1.09	$.59	$.24
Impact of SFAS No. 123, net of tax	(.10)	(.03)	(.02)
	$.99	$.56	$.22

    In calculating the above amounts, we assumed that expenses from employee stock options would accrue over each option's vesting period. Options granted during 2005 were typically fully vested on the date they were granted. Options granted during 2004 and 2003 typically fully vested one year after the date they were granted. The fair value for these options was estimated at the date of grant using a Black-Scholes option valuation model with the following weighted average assumptions:

	2005	2004	2003
Risk-free interest rate	4.29%	3.61%	4.12%
Dividend yield	--	--	--
Volatility factor	42.1%	44.5%	40.4%
Expected life (years)	4.0	4.0	7.0

    On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). SFAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. Under SFAS No. 123R, companies must calculate and record in the income statement the cost of equity instruments, such as stock options, awarded to employees for services received. Pro forma disclosure is no longer permitted. The cost of the equity instruments is to be measured based on the fair value of the instruments on the date they are granted and is required to be recognized over the period during which the employees are required to provide services in exchange for the equity instruments.

    On April 21, 2005, the SEC announced the adoption of a new rule that amends the effective date for SFAS No. 123R so that each registrant that is not a small business issuer will be required to prepare financial statements in accordance with SFAS No. 123R beginning with the first reporting period of the registrant’s first fiscal year beginning on or after June 15, 2005. In our case, that period is the first three months of 2006.
    SFAS No. 123R provides two alternatives for adoption: (i) a modified prospective method in which compensation cost is recognized for all awards granted subsequent to the effective date of this statement as well as for the unvested portion of awards outstanding as of the effective date or (ii) a modified retrospective method which permits entities to restate prior periods to record compensation cost calculated under SFAS No. 123 for the pro forma disclosure. During 2006, we adopted SFAS No. 123R using the modified prospective method.
    Because we have accounted for stock options granted to employees and shares issued under our employee stock purchase plans in accordance with the intrinsic value method permitted under APB Opinion No. 25, no compensation expense from stock options granted to employees has been recognized. We plan to curtail the number of stock options we grant to our employees in favor of other forms of stock-based compensation, but if we continue to issue stock options to our employees, the adoption of SFAS No. 123R could have an impact on our results of operations, although it will have no impact on our overall financial position.
    The impact of adopting SFAS No. 123R cannot be accurately estimated at this time, as it will depend on the market value and the amount of share-based awards granted in future periods. Had we adopted SFAS No. 123R in a prior period, the impact would approximate that as described in the tables above.
    SFAS No. 123R also requires that income tax benefits received by companies in excess of compensation cost be reclassified from operating cash flows to financing cash flows in statements of cash flows. This change in classification will reduce cash flows from operating activities and increase cash flows from financing activities in periods after adoption. The amount of cash provided by operating activities from such share-based payments was $928,000, $857,000 and $168,000, respectively, during 2005, 2004 and 2003.
    Cash Equivalents -We consider all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.
    Accounts Receivable -We extend trade credit to our customers who are primarily located in the United States. Accounts receivable from customers are stated net of estimated allowances for doubtful accounts of $3.4 million and $3.0 million as of December 31, 2005 and 2004, respectively. We generally write off receivables that become aged more than 15 to 18 months from the date we recognized the revenue.
    Inventories -Inventories are valued at the lower of cost (principally weighted average cost) or market and primarily consist of finished products which are ready for resale by our non-freight operation. During 2004 and 2003, we recorded lower of cost or market write-downs of our inventories aggregating $0.1 million and $2.4 million, respectively.
    Tires -We record the cost of tires purchased with vehicles and replacement tires as a current asset. Tires are then recorded to expense on a per-mile basis. The number of miles over which a tire is amortized depends on a variety of factors, including but not limited to the type of tire involved (recap or original tread) and the position of the tire (steering, tractor drive, axle or trailer). Steering tires tend to be shorter-lived (75,000 to 100,000 miles) than do original tread drive-axle (100,000 to 150,000 miles) or original tread trailer tires (125,000 to 150,000 miles). Recaps generally have a service life of about two-thirds as many miles as the similarly-positioned original tread tires. For safety reasons, we do not utilize recaps as steering tires.
    Accrued Claims -We record an expense equal to our estimate of our liability for personal or work-related injury and cargo claims at the time an event occurs. If additional information becomes available, we then determine whether our estimate should be revised.
    Income Taxes -We use the asset and liability method to account for income taxes. Deferred income taxes are provided for temporary differences between the tax basis of assets and liabilities and their financial reporting amounts and are valued based upon statutory tax rates anticipated to be in effect when temporary differences are expected to reverse.
    Long-Lived Assets -We periodically evaluate whether the remaining useful life of our long-lived assets may require revision or whether the remaining unamortized balance is recoverable. When factors indicate that an asset should be evaluated for possible impairment, we use an estimate of the asset's undiscounted cash flow in evaluating whether an impairment exists. If an impairment exists, the asset is written down to net realizable value.
    Included in other noncurrent assets is the cash surrender value of life insurance policies and related investments, among which is a policy we own with a cash surrender value of $2.2 million and a death benefit of $10.8 million insuring the life of one of our founding shareholders.

2.  Restatement
    During 2004, the staff of the FASB issued FIN No. 46(R) “Consolidation of Variable Interest Entities”, (“FIN No. 46(R)”), which became effective during the first quarter of 2004. During 2005, we determined that the financial statements of a family partnership controlled by an executive officer should have been consolidated because the Company is the primary beneficiary of the partnership’s assets. Accordingly, the accompanying financial statements for 2004 have been restated to reflect this consolidation.  Certain prior-year amounts have been reclassified to conform with the current year presentation.
    A summary of the impact of the restatement and reclassifications on our December 31, 2004 financial statements is as follows (in thousands):

Balance Sheet	As Reported	Effect of Restatement	As Restated	Reclassi-fications	Restated and Reclassified
Total current assets	$80,647	$--	$80,647	$(655)	$79,992
Property and Equipment, net	78,039	4,474	82,513	--	82,513
Total assets	170,692	4,474	175,166	(655)	174,511
Debt of variable interest entity	--	4,474	4,474	--	4,474
Current liabilities	56,270	4,474	60,744	--	60,744
Total liabilities	73,646	4,474	78,120	(655)	77,465
Statement of Income
Revenue equipment rent expense	$31,388	$(1,157)	$30,231	$--	$30,231
Depreciation expense	19,899	820	20,719	--	20,719
Income from operations	16,840	337	17,177	--	17,177
Interest expense	327	159	486	--	486
Life insurance and other espense	(166)	178	12	--	12
Total interest and other expense	(252)	337	85	--	85
Statement of Cash Flows
Depreciation and amortization	$24,966	$820	$25,786	$--	$25,786
Net cash provided by operating activities	40,533	820	41,353	258	41,611
Expenditures for property and equipment	(38,794)	(1,671)	(40,465)	--	(40,465)
Proceeds from sale of property and equipment	9,522	629	10,151	--	10,151
Net cash used in investing activities	(27,714)	(1,042)	(28,756)	(258)	(29,014)
Borrowings of variable interest entities	--	1,671	1,671	--	1,671
Debt repaid by variable interest entities	--	(1,449)	(1,449)	--	(1,449)
Net cash used in financing activities	(11,073)	222	(10,851)	--	(10,851)

    The restatement had no effect on the amounts we had reported for revenue, pre-tax income, or net income.
3. Accounts Receivable
    Our accounts receivable are shown net of our estimate of accounts that will not be paid by our customers. A summary of the activity for each of the years in the three-year period ended December 31, 2005 in our allowance for such doubtful accounts receivable from customers is as follows (in millions):

	2005	2004	2003
Balance at January 1	$3.0	$3.2	$2.2
Current year provision	1.4	2.1	2.7
Accounts charged off and other	(1.0)	(2.3)	(1.7)
Balance at December 31	$3.4	$3.0	$3.2

    We generally base the amount of our reserve upon the age (in months) of our receivables from a specific customer. When we determine that it is probable that we will not be paid for an outstanding invoice, we charge the invoice against our allowance for doubtful accounts.

4. Property and Equipment
    We calculate our depreciation expense using the straight-line method. Repairs and maintenance are charged to expense as incurred. Property and equipment is shown at historical cost and consists of the following as of December 31, 2005 and 2004 (dollar amounts in thousands):

	2005	2004 (restated)	Estimated Useful Life (Years)
Land	$4,940	$4,025	--
Buildings and improvements	17,217	16,851	5 - 30
Revenue equipment	107,913	96,717	2 - 10
Service equipment	14,680	14,887	2 - 20
Construction in progress	1,325	--	--
Computer, software and related equipment	23,875	23,474	3 - 12
	169,950	155,954
Less accumulated depreciation	77,840	73,441
	$92,110	$82,513

5. Debt
    As of December 31, 2005, we had a $50 million secured line of credit pursuant to a revolving credit agreement with two commercial banks. Interest is due monthly. We may elect to borrow at a daily interest rate based on the bank's prime rate or for specified periods of time at fixed interest rates which are based on the London Interbank Offered Rate in effect at the time of a fixed rate borrowing. To the extent that we do not utilize the facility for borrowing or letter of credit, we pay a committment fee to the banks.  The fee ranges from 1.50% to 2.25% per year, prorated daily on the unused amount.  If our leverage ratio is (as defined in the agreement) 1.25:1.0 or less, the fee is 1.50%.  If such ratio is 2.25:1.0 or more, the fee is 2.25%.  At December 31, 2005, no amount was borrowed against this facility, and $4.8 million was being used as collateral for letters of credit. Accordingly, approximately $45.2 million was available under the agreement. To the extent that the line of credit is not used for borrowings or letters of credit, we pay a commitment fee to the banks.
    Loans may be secured by liens against our inventory, trade accounts receivable and over-the-road trucking equipment. The agreement also contains a pricing "grid" where increased levels of profitability and cash flows or reduced levels of indebtedness can reduce the rates of interest expense we incur. The agreement restricts, among other things, payments of cash dividends, repurchases of our stock and our capital expenditures. The amount we may borrow under the facility may not exceed the lesser of $50 million, as adjusted for letters of credit and other debt as defined in the agreement, a borrowing base or a multiple of a measure of cash flow as described in the agreement. The agreement expires on June 1, 2007, at which time loans and letters of credit will become due. As of December 31, 2005, we were in compliance with the terms of the agreement.
    Such terms include a provision that we provide the banks with audited financial statements within 90 days of the end of each year.  December 31, 2005 statements would have been due by March 31, 2006.  During March of 2006, it became apparent that we would be unable to meet that requirement. The banks extended the due date for 2005's audited financials until June 16, 2006.
    Total interest payments under the credit line during 2005, 2004 and 2003 were $113,000, $373,000 and $496,000, respectively. The weighted average interest rate we incurred on our debt during 2005 and 2004 was 5.2% and 3.8%, respectively.
    Debt of variable interest entity represents loans by a bank to a family partnership controlled by our chief executive officer (see Note 1, "Principles of Consolidation" and Note 7, "Related Party Transactions").  The loans are secured by the assets that we lease from the partnership.  The loans mature on various dates between 2006 and 2008, but under the loan agreements the bank is permitted to declare the loans to be immediately due and payable, in the sole discretion of the bank.  Interest paid by the partnership to the bank was $227,000, $159,000 and $125,000 during 2005, 2004 and 2003, respectively.  The weighted average interest rate in effect as of December 31, 2005 and 2004 was 6.7% and 4.6%, respectively.

6. Income Taxes
    Our income tax provision consists of the following (in thousands):

	2005	2004	2003
Current provision
Federal	$13,987	$1,630	$--
State	1,063	95	240
Deferred (benefit) provision
Federal	(1,500)	4,322	1,889
State	(614)	291	--
Total provision	$12,936	$6,338	$2,129

    State income tax is presented net of the related federal tax benefit. During 2005 and 2004, respectively, we paid federal and state income taxes of $9.9 million and $2.2 million. We paid no federal income tax during 2003. Realization of our deferred tax assets depends on our ability to generate sufficient taxable income in the future. We anticipate that we will be able to realize our deferred tax assets in future years. Changes between December 31, 2004 and 2005 in the primary components of the net deferred tax asset or (liability) were (in thousands):

	2004	Activity	2005
Deferred tax assets
Accrued claims	$7,221	$1,622	$8,843
Allowance for bad debts	1,093	311	1,404
Deferred compensation	1,483	28	1,511
Other	667	247	914
	10,464	2,208	12,672

Deferred tax liabilities
Prepaid expense	(1,661)	25	(1,636)
Property and equipment	(13,881)	(119)	(14,000)
	(15,542)	(94)	(15,636)
	$(5,078)	$2,114	$(2,964)

    Differences between our income tax provision as computed at the statutory federal rate and as presented on our Consolidated Statement of Income for each of the years in the three-year period ended December 31, 2005 were as follows (in thousands):

	2005	2004	2003
Income tax provision at statutory federal rate	$11,680	$5,982	$2,240
Non-taxable life insurance income	(1,230)	(282)	(308)
Non-deductible driver per-diem payments	1,993	184	--
State income taxes and other	493	454	197
	$12,936	$6,338	$2,129

7.  Related Party Transactions
    During 2006, our Audit Committee reviewed the related party leasing arrangements described below, which it had approved in prior years.  At the conclusion of the 2006 review, the audit committee and the board of directors determined that the related party lease agreements should be cancelled subject to the negotiation of terms satisfactory to our audit committee and the related party lessors. We have accounted for these arrangements as operating leases.
    During each of the years in the three-year period ended December 31, 2005, we leased tractors from our Chief Executive Officer (“CEO”) and our former (effective May 2006) Chief Operating Officer (“COO”), or partnerships under the control of such officers.  One of the lessors is a family partnership under the control of the CEO, from which we leased 68 of the 111 total tractors we leased from related parties during 2005. Because the family partnership is a variable interest entity (see Note 1, “Principles of Consolidation”), our consolidated financial statements include the financial statements of the family partnership.  Our current (effective May 2006), COO is the son of our CEO and beneficially owns 42.1% of the family partnership. The remaining 57.9% of the family partnership is beneficially owned by other family members, including 2.6% beneficially owned by our CEO who serves as the family partnership’s managing general partner.  The remaining 43 of the 111 total tractors we leased from related parties are leased personally from the CEO and the former COO, or personally from members of their families. The following discussion of the amounts we paid to the related parties for rentals under the leasing arrangements during each of the years in the three year period ended December 31, 2005 includes all 111 total tractors.
    We pay the officers a premium over the tractor rentals we pay to unaffiliated lessors. Throughout the three years ended December 31, 2005, the average monthly rent per tractor leased from related parties was about 10% higher than the rentals for tractors we leased from unrelated parties. For 2005, 2004 and 2003, payments to officers (including payments to the family partnership) under these leases were $1.9 million, $1.8 million and $1.6 million, respectively. During each of the years in the three-year period ended December 31, 2005, the annual cost for related party tractor leases was between $160,000 and $190,000 more than it would have been had the tractors been leased from unrelated parties.
    We also rent from the same officers 118 trailers on a month-to-month basis. Among the 118 trailers were 36 trailers that were rented from our former COO, which were cancelled during June 2006. Upon cancellation, we purchased the 36 trailers from the former COO for fair market value.
    The annual rentals we paid pursuant to the 118 trailers leased from related-parties were approximately $490,000 during the year ended December 31, 2005. Per reference to similar rental agreements in effect between ourselves and unrelated third party trailer rental companies, during each of the years in the three-year period ended December 31, 2005, the amount we paid to the related-party lessors was about $225,000 more than the trailers' annual fair rental value.
    During 2004, we exchanged 118 eight-year old non-refrigerated trailers that we had owned in return for 59 eight year old refrigerated trailers that were owned by the CEO and the COO.  No such exchanges occurred in 2003 or 2005.  Prior to the 2004 exchange, we had been leasing the 59 trailers for $692 per month per trailer. Subsequent to the exchange, we have been leasing the 118 trailers for $346 per month per trailer. Based on conditions in the used trucking equipment marketplace at the time the exchange occurred, we estimate that the fair value of the 118 trailers we conveyed to the officers was $400,000, and we estimate that the fair value of the 59 trailers we received was approximately $350,000.
    A member of our finance staff devotes a significant portion of his time rendering tax and other professional services for the personal benefit of our CEO and former COO. We have determined that $43,000 of the finance staff member’s salary was related to the provision of such services during 2005. Similar amounts were incurred during 2004 and 2003, respectively. In addition, during 2005, 2004 and 2003, the company paid third parties for various professional services and computer software used in connection with these services in the amount of $27,000, $23,000 and $24,000, respectively.
    Prior to 2003, we entered into Split Dollar Agreements for the benefit of our CEO and former COO. Under the agreements, we had agreed to pay certain premiums for and we owned split dollar insurance policies on the lives of the CEO and former COO. The CEO and former COO had agreed to repay such premiums to us on the earlier of each policy's surrender or cancellation or upon payment of any death benefit.
    Due to changes in the law and other pertinent factors, during 2003 we amended the agreements. The amendments (i) transferred ownership of the polices to the CEO and former COO, (ii) transferred the obligation to pay premiums to the CEO and former COO and (iii) provided us with assurance that our right to be repaid for the premiums that we had paid before the date of the amendment would be retained. No payments were made between us, the CEO or the COO directly in connection with the amendment. The expected discounted present value of such premiums to be repaid to the company is included in other non-current assets on our consolidated balance sheet.
    During each of the years in the three year period ended December 31, 2005, we bought most of the trailers and trailer refrigeration units we use in our operations from W&B Refrigeration, LLP ("W&B"), an entity in which we have owned a 20% equity interest since 2001. We account for our investment by the equity method of accounting. All of our trailer purchase orders are awarded after a competitive bidding process, to ensure that we are getting the best possible product quality, price, warranty and terms. We also rely on W&B to provide routine maintenance and warranty repair of the trailers and refrigeration units which we purchase from W&B. For the years ended December 31, 2005, 2004 and 2003, we purchased trailers and refrigeration units aggregating $7.3 million, $5.3 million and $2.3 million, respectively. During 2005, we paid W&B $1.8 million for maintenance and repair services and parts.  During each of the years in the two-year period ended December 31, 2004, we paid W&B $1.6 million for such repair services and parts.  As of December 31, 2005 and 2004, respectively, included in accounts payable were amounts owned to W&B of $1.3 million and $1.1 million for the purchase of trailers, parts and repair services.

8. Commitments and Contingencies
    We lease real estate and equipment. The aggregate future minimum rentals under non-cancelable operating leases at December 31, 2005 were (in millions):

Due In	Third Parties	Related Parties	Total
2006	$24.7	$0.7	$25.4
2007	18.2	0.6	18.8
2008	14.5	0.5	15.0
2009	8.9	0.2	9.1
2010	5.2	--	5.2
After 2010	3.9	--	3.9
Total	$75.4	$2.0	$77.4

    Rentals are due under non-cancelable operating leases for facilities, tractors and trailers. Facility and trailer leases do not contain guaranteed residual values in favor of the lessors. Most of the tractors we leased prior to 2003 and many of the tractors we leased since 2002 are leased pursuant to agreements under which we have partially guaranteed the assets end-of-term residual value. Tractor leases entered into before 2003 typically have 36-month terms, and tractor leases entered into after 2002 have either 42 or 48-month terms. The portions of the residuals we have guaranteed vary among lessors. Gross residuals are about 40% of the leased asset’s historical cost, of which we have guaranteed the first 25% to 30%. The lessors remain at risk for up to 13% of the remainder of such leased asset’s historical cost. Because our lease payments and residual guarantees do not exceed 90% of the tractor’s cost, the leases are accounted for as operating leases and rentals are recorded as rent expense over the term of the leases.
    As of December 31, 2005, we had partially guaranteed the residual value of certain leased tractors totaling $8.7 million pursuant to leases with remaining lease terms that range from one month to three years. Our estimates of the fair market values of such tractors exceed the guaranteed values. Consequently, no provision has been made for any losses related to such guarantees. Although such guarantees are fully recoverable from their manufacturer to the extent that additional and replacement tractors are purchased from the same supplier as the related tractors, we have not considered such future recoverability in our evaluation of the market value of the tractors for which we have guaranteed residuals to the lessors involved. Factors which may limit our ability to recover the amount of the residual guaranty from the manufacturer include specifications as to the physical condition of each tractor, its mechanical performance, accumulated mileage and whether or not we order replacement and additional vehicles from the same manufacturer.
    At December 31, 2005, we had commitments of approximately $7.8 million for the expected purchase of revenue equipment and a construction project during 2006. We will determine whether to lease or purchase the revenue equipment when it is placed into service.
    Included in current and non-current accrued claims are estimated costs related to public liability, cargo and work-related injury claims. When an incident occurs we record a reserve for the estimated outcome. As additional information becomes available, adjustments are often made. Accrued claims liabilities include all such reserves and our estimate for incidents which have been incurred but not reported. It is probable that any estimate accrued will change over time. At December 31, 2005, we had established $4.8 million of irrevocable letters of credit pursuant to certain insurance agreements.
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
    We are party to routine litigation incidental to our businesses, primarily involving claims for personal injury and property damage incurred in the ordinary and routine highway transportation of freight. As of December 31, 2005, the aggregate amount of reserves for such claims on our Consolidated Balance Sheet was nearly $24.0 million. We maintain insurance programs and accrue for expected losses in amounts designed to cover liability resulting from personal injury, property damage, cargo and work-related injury claims.
    On January 4, 2006, the Owner Operator Independent Drivers Association, Inc. and three independent contractors with trucks formerly contracted to one of our operating subsidiaries filed a putative class action complaint against the subsidiary in the United States District Court for the Northern District of Texas. The complaint alleges that parts of the subsidiary’s independent contractor agreements violate the federal Truth-in-Leasing regulations at 49 CFR Part 376. The complaint seeks to certify a class comprised of all independent contractors of motor vehicle equipment who have been party to a federally-regulated lease with the subsidiary during the time period beginning four years before the complaint was filed and continuing to the present, and seeks injunctive relief, an unspecified amount of damages, and legal costs. The subsidiary's response to the complaint was filed during March of 2006. Due to the early stage of this litigation, the Company does not believe it is in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case or what damages, if any, the plaintiffs would be awarded should they prevail on all or any part of their claims. However, we believe that the subsidiary has meritorious defenses, which it intends to assert vigorously.

9. Non-Cash Financing and Investing Activities
    During 2005, 2004 and 2003, we funded contributions to a SERP and our 401(k) Savings Plan by transferring approximately 25,000, 102,000 and 181,000 shares, respectively, of treasury stock to the Plan trustees. We recorded expense for the fair market value of the shares, which at the time of the contributions, was $277,000 for 2005, $454,000 for 2004 and $604,000 for 2003.
    During 2005 and 2004, respectively, two non-executive officers of our primary operating subsidiary exchanged shares of common stock, which they had owned for more than one year as consideration for the exercise of stock options, as permitted by our stock option plans. The value of the shares exchanged was $142,000 during 2005 and $108,000 during 2004.
    As of December 31, 2005 and 2004, respectively, other current assets included $347,000 and $259,000 due to us from the sale of equipment we sold during those years. As of December 31, 2005 and 2004, respectively, accounts payable included $1.8 million and $1.3 million related to capital expenditures we made during those years.
    During 2001, we sold W&B Refrigeration Service Company, the largest component of our non-freight business. In addition to $6.8 million cash the buyer paid us, the buyer executed a note payable to us for $4.1 million and assumed liabilities of the business amounting to $2.8 million. The buyer repaid $1.0 million of the note to us in cash during December 2003. We continue to own a 19.9% share of the business. We account for our investment in the buyer by the equity method. The amount of that investment, which is included in other assets on our balance sheet, was $2.0 million and $1.5 million, respectively, at December 31, 2005 and 2004. During 2005, 2004 and 2003, our equity in the earnings of the buyer was $686,000, $357,000 and $288,000, respectively. These amounts are included in interest and other income in our statements of income. Cash distributions to us from the buyer’s earnings were $191,000 for 2005, $258,000 for 2004 and $156,000 during 2003.
10. Shareholders' Equity
    Since before 2003 there have been authorized 40 million shares of our $1.50 par value common stock.
    During 2005, we implemented the 2005 Non-Employee Director Restricted Stock Plan (the “2005 Director Plan”). The 2005 Director Plan authorizes the award of up to 50,000 shares of restricted stock to non-employee members of our board of directors. During 2005, we issued 6,440 shares of restricted common stock to non-employee members of our Board of Directors. The shares had a market value of $62,000 on the date they were issued. Restricted share awards vest ratably over a three-year term beginning on the date of issuance.
    During 2005, we also implemented the 2005 Executive Bonus and Restricted Stock Plan (the “2005 Executive Plan”), under which our officers may receive awards of restricted shares of our common stock. The restricted shares vest over a period of three years, one-third per year, provided that the officer remains employed on the vesting dates.
    During 2005, we amended and restated the Frozen Food Express Industries, Inc. 2002 Incentive and Nonstatutory Option Plan (the “2002 Plan”). As amended and restated, the 2002 Plan became the 2005 Stock Incentive Plan (the “2005 Plan”). The purpose of the amendment and restatement is to authorize the award of shares of restricted stock, stock appreciation rights, stock units and performance shares, in addition to stock options, under the 2005 Plan. The 2002 Plan only authorized the award of stock options. The 2005 Plan did not increase the total number of shares of Common Stock currently authorized to be awarded under the 2002 Plan, which is 1.7 million shares.
    As of December 31, 2005, we also had outstanding unexercised stock options under various plans that have expired and no longer allow for the issuance of stock options.
    The following tables summarize information regarding stock options for each of the years in the three-year period ended December 31, 2005 (in thousands, except price and periodic amounts):

	2005	2004	2003
Options outstanding at beginning of year	3,030	3,038	2,873
Cancelled	(62)	(78)	(120)
Granted	638	572	476
Exercised	(618)	(502)	(191)
Options outstanding at end of year	2,988	3,030	3,038

Exercisable options	2,322	2,342	2,151
Year-end weighted average remaining life of options (years)	6.3	6.0	6.4
Options available for future grants	74	702	415
Expense from director stock options	$--	$40	$18
Weighted average price of options:
Cancelled during year	$8.07	$8.24	$7.04
Granted during year	$10.61	$6.62	$2.34
Exercised during year	$6.80	$4.07	$2.51
Outstanding at end of year	$5.89	$5.12	$4.74
Exercisable at end of year	$4.58	$4.58	$4.51

    The range of prices and certain other information about our stock options as of December 31, 2005 is presented in the following table:

	Options Priced Between
For all options	$1.50- $5.00	$5.01- $8.00	$8.01- $12.00	Total
Number of options outstanding (in thousands)	1,390	604	994	2,988
Weighted average remaining contractual life (years)	5.7	6.2	7.0	6.3
Weighted average exercise price	$2.46	$6.73	$10.16	$5.89
For exercisable options only
Number of options (in thousands)	1,380	582	360	2,322
Weighted average exercise price	$2.47	$6.69	$9.27	$4.58

    We sponsor a Supplemental Executive Retirement Plan ("SERP") for the benefit of certain "highly compensated" personnel (as determined in accordance with the Employee Retirement Income Security Act of 1974). The SERP's investment income, assets and liabilities which are contained in a rabbi trust, are included in our consolidated financial statements. As of December 31, 2005, there were 141,000 shares remaining in the trust. Consistent with the FASB’s Emerging Issues Task Force (“EITF”) issue 97-14, the shares of our common stock held in a rabbi trust are accounted for as treasury stock until SERP participants elect to liquidate the stock. During 2005, SERP participants liquidated 28,000 shares from the rabbi trust.
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
11. Savings Plan
    We sponsor defined contribution retirement plans for our employees. Our contributions to the plans are determined by reference to voluntary contributions made by each of our employees. Additional contributions are made at the discretion of the Board of Directors. During each of the years in the three-year period ended December 31, 2005, we have made our contributions with shares of our treasury stock. During 2005, 2004 and 2003, respectively, we contributed 25,000, 102,000 and 132,000 shares of our treasury stock valued at $277,000, $454,000 and $604,000 to the plans.
12. Net Income Per Share of Common Stock
    Our basic net income per share was computed by dividing our net income by the weighted average number of shares of common stock outstanding during the year. The table below sets forth information regarding weighted average basic and diluted shares for each of the years in the three-year period ended December 31, 2005 (in thousands):

Weighted average number of	2005	2004	2003
Basic shares	17,802	17,219	16,829
Common stock equivalents (“CSEs”)	937	905	1,010
Diluted shares	18,739	18,124	17,839
Anti-dilutive shares excluded	18	467	1,255

    All CSEs result from stock options. For each year we excluded anti-dilutive shares from our calculation of CSEs because their exercise prices exceeded the market price of our stock, which would have caused further anti-dilution.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Frozen Food Express Industries, Inc.:

    We have audited the accompanying consolidated balance sheets of Frozen Food Express Industries, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frozen Food Express Industries, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
    As discussed in Note 2 to the consolidated financial statements, the consolidated financial statements for the year ended December 31, 2004 have been restated.
    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Frozen Food Express Industries, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated June 13, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas
June 13, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Frozen Food Express Industries, Inc.:

    We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Frozen Food Express Industries, Inc. and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of material weaknesses identified in management's assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.
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
    A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment as of December 31, 2005:
i)
The Company lacked sufficient personnel resources with adequate expertise to identify and account for complex or non-routine transactions. Specifically, the Company lacked the sufficient personnel resources with adequate expertise to identify and account for the consolidation of a related party entity under the control of its Chairman and Chief Executive Officer as required by Financial Accounting Standards Board’s Financial Interpretation No. 46 (revised) “Consolidation of Variable Interest Entities.” As a result of this deficiency, material errors in accounting for this variable interest entity were identified in the Company’s interim consolidated financial statements for 2004 and 2005, as well as in the annual consolidated financial statements contained in its Annual Form 10-K for the year ended December 31, 2004. Those financial statements were restated. Also as a result of the deficiency, material errors in accounting for the variable interest entity also were identified in the 2005 annual consolidated financial statements.

ii)
The Company lacked adequately designed controls to ensure the completeness and accuracy of the reserve for cargo claims. Specifically, the Company lacked (a) adequate policies and procedures to ensure the timely reporting of unasserted cargo claims by personnel responsible for the daily management of those claims, and (b) adequate policies and procedures to provide for management’s review of all open and incurred but not reported claims. This deficiency resulted in material errors in the reserve for cargo claims and related expenses in the 2005 annual consolidated financial statements.

iii)
The Company lacked adequately designed controls to ensure the accuracy of accrued revenues. Specifically, the review control (a) was not properly designed with a sufficient level of precision to adequately examine revenue accruals, and (b) did not provide for validation of the source data. This deficiency resulted in material errors in accrued revenues in the 2005 annual consolidated financial statements.

iv)
The Company’s controls to ensure the accuracy of the allowances for doubtful accounts were not adequately designed. Specifically, the management review control of the calculation of the allowances for doubtful accounts did not provide for the tracing of the inputs of the calculation to the source records. This deficiency resulted in material errors in the estimated allowances for doubtful accounts in the 2005 interim and annual consolidated financial statements.

v)
The procedures related to the Company’s manually billed revenue were not adequate to ensure the revenues were properly reflected in the general ledger. Specifically, the Company had not designed or implemented procedures related to manually billed revenue to ensure that: (a) manually billed revenue is invoiced in a timely manner; (b) manually billed revenue is reconciled to the general ledger; and (c) supporting documentation for manually billed revenue exists. These deficiencies resulted in material errors in revenue in the 2005 annual consolidated financial statements.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Frozen Food Express Industries, Inc. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated June 13, 2006, which expressed an unqualified opinion on those consolidated financial statements.
    In our opinion, management's assessment that Frozen Food Express Industries, Inc. and subsidiaries did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Frozen Food Express Industries, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/KPMG LLP

Dallas, Texas
June 13, 2006

Unaudited Quarterly Financial Data
    During the fourth quarter of 2005, we changed our accounting for our lease arrangements with a related party, in accordance with the Financial Accounting Standards Board’s Financial Interpretation No. 46 (R), “Consolidation of Variable Interest Entities” (“FIN No. 46(R)”).  Due to certain terms and conditions present in one such arrangement with a family partnership controlled by an executive officer of the Company, we determined that the family partnership is a variable interest entity that is required to be consolidated into the financial statements of the Company. FIN No. 46(R) became effective beginning in the first quarter of 2004. We restated  prior-period financial statements beginning with the first quarter of 2004 through the third quarter of 2005 to reflect the inclusion of the family partnership. The consolidation of the family partnership did not impact revenue, pre-tax income or net income or net income per share previously reported but did result in immaterial changes to certain income statement line items, including income from operations.
    Information regarding our quarterly financial performance, including the impact of the restatement on our income from operations is as follows (in thousands, except per-share amounts):
		Income from Operations			Net Income Per Share of Common Stock
	Revenue	As Reported	As Restated	Net Income	Basic	Diluted

2005-Three months ended
March 31	$118,029	$5,531	$5,633	$3,307	$0.19	$0.18
June 30	126,680	6,093	6,186	5,799	0.33	0.31
September 30	137,539	8,875	8,969	4,976	0.28	0.26
December 31	141,879		9,222	6,355	0.36	0.34
2005-Year	$524,127		$30,010	$20,437	$1.15	$1.09

2004-Three months ended
March 31	$108,931	$3,290	$3,371	$1,940	$0.11	$0.11
June 30	118,138	5,019	5,100	3,492	0.20	0.19
September 30	123,121	4,817	4,926	3,520	0.20	0.20
December 31	124,240	3,714	3,780	1,802	0.10	0.10
2004-Year	$474,430	$16,840	$17,177	$10,754	$0.62	$0.59
    Net income per share of common stock is computed independently for each quarter presented and is based on the average number of common and equivalent shares for the quarter. The computation of common equivalent shares is affected by changes in the market price of the company's stock. The sum of the quarterly net income per share of common stock in a year may not equal the total for the year, primarily due to changes in the price of the company's stock during the year.

ITEM 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A.  Controls and Procedures.
(a) Disclosure Controls and Procedures:  As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and the operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2005, because of the material weaknesses discussed below.
(b) Management’s Report on Internal Control over Financial Reporting:  Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control - Integrated Framework.

As a result of this assessment, management identified the following material weaknesses, as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2, as of December 31, 2005:

i)
The Company lacked sufficient personnel resources with adequate expertise to identify and account for complex or non-routine transactions. Specifically, the Company lacked the sufficient personnel resources with adequate expertise to identify and account for the consolidation of a related party entity under the control of its Chairman and Chief Executive Officer as required by Financial Accounting Standards Board’s Financial Interpretation No. 46 (revised) “Consolidation of Variable Interest Entities.” As a result of this deficiency, material errors in accounting for this variable interest entity were identified in the Company’s interim consolidated financial statements for 2004 and 2005, as well as in the annual consolidated financial statements contained in its Annual Form 10-K for the year ended December 31, 2004. Those financial statements were restated. Also as a result of the deficiency, material errors in accounting for the variable interest entity also were identified in the 2005 annual consolidated financial statements. These errors were corrected prior to the issuance of the 2005 annual consolidated financial statements.

ii)
The Company lacked adequately designed controls to ensure the completeness and accuracy of the reserve for cargo claims. Specifically, the Company lacked (a) adequate policies and procedures to ensure the timely reporting of unasserted cargo claims by personnel responsible for the daily management of those claims, and (b) adequate policies and procedures to provide for management’s review of all open and incurred but not reported claims. This deficiency resulted in material errors in the reserve for cargo claims and related expenses in the 2005 annual consolidated financial statements. These errors were corrected prior to the issuance of the 2005 annual consolidated financial statements.

iii)
The Company lacked adequately designed controls to ensure the accuracy of accrued revenues. Specifically, the review control (a) was not properly designed with a sufficient level of precision to adequately examine revenue accruals, and (b) did not provide for validation of the source data. This deficiency resulted in material errors in accrued revenues in the 2005 annual consolidated financial statements. These errors were corrected prior to the issuance of the 2005 annual consolidated financial statements.

iv)
The Company’s controls to ensure the accuracy of the allowances for doubtful accounts were not adequately designed. Specifically, the management review control of the calculation of the allowances for doubtful accounts did not provide for the tracing of the inputs of the calculation to the source records. This deficiency resulted in material errors in the estimated allowances for doubtful accounts in the 2005 interim and annual consolidated financial statements. These errors were corrected prior to the issuance of the 2005 interim and annual consolidated financial statements.

v)
The procedures related to the Company’s manually billed revenue were not adequate to ensure the revenues were properly reflected in the general ledger. Specifically, the Company had not designed or implemented procedures related to manually billed revenue to ensure that: (a) manually billed revenue is invoiced in a timely manner; (b) manually billed revenue is reconciled to the general ledger; and (c) supporting documentation for manually billed revenue exists. These deficiencies resulted in material errors in revenue in the 2005 annual consolidated financial statements. These errors were corrected prior to the issuance of the 2005 annual consolidated financial statements.

    As a result of the material weaknesses in internal control over financial reporting described in the preceding paragraphs, management has concluded that as of December 31, 2005, the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
    KPMG LLP, the independent registered public accounting firm that audited the Company’s 2005 consolidated financial statements, has issued an audit report on management’s assessment of internal control over financial reporting, which appears in Item 8 of this Annual Report on Form 10-K.
    (c) Changes in Internal Control over Financial Reporting: There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
    (d) Remediation Efforts:In the first quarter of 2006, the Company began developing and implementing improved controls to remediate the conditions described in Item 9A(b) above.

i)
Upon restatement of the variable interest entity, the Company implemented disclosure controls to ensure that such relationships are properly identified, analyzed and correctly reported in its periodic reports on Forms 10-Q and 10-K. Additionally, controls over the identification of non-routine transactions are being designed and implemented throughout the Company to ensure that all appropriate personnel are trained to identify variable interest entities and are held accountable for reporting these items to the appropriate parties so that a proper analysis can be conducted.

ii)
The Company has developed stricter policies on the timely identification of events that may lead to the eventual assertion of claims for loss of and damage to customer freight in order to assure the proper matching and recording of such claims in the period in which the revenue associated with the loss was recognized. Management has also implemented procedures where the personnel responsible for the daily management of such claims, as of the end each quarterly period, review the calculation of the reserve in detail and certify to management that they agree with that calculation. Management’s review of such claims and the associated accrual is also being improved through better visibility into open and incurred not yet reported claims and associated changes in reserves.

iii)
The components of accrued revenue and related accounts receivable represent the Company’s estimates of the amounts that customers owe the Company for revenue transactions and the Company owes to its employees and vendors for revenue-related expense transactions that have occurred but which have not yet been invoiced to the customers. These components will be formally defined and management’s review control for this accrual will include tracing these components to their source records. Additionally, management instituted a review process in the first quarter of 2006 that ensures that the components of revenue are reasonable based on the comparison of the accrual to previous periods, expectations as to revenue per mile, expectations of revenue per truck per week and reviews to ensure manual bills are recorded in an accurate and timely fashion. Furthermore, the alignment of the billing function within the organization has been modified so that the finance organization has better insight into these types of revenue transactions and to ensure that the appropriate information is available for accounting at period end.

iv)
The allowance for doubtful accounts from its customers represents the Company’s estimate of the amount of its accounts receivable that will not ultimately be collected from its customers. The components of the allowance for doubtful accounts will be formally defined, and management’s review control for this reserve will include tracing the components of the reserve to their source records. Additionally, the calculation as of the end of each reporting period will be documented and tested to ensure that it conforms with management’s objectives.

v)
The Company is improving its controls over manually billed revenue. Specifically, the Company is redefining its processes to ensure that all significant revenue transactions are processed through its computerized information systems ensuring that they are properly reflected in the Company’s consolidated financial statements. Furthermore, the Company is redefining its policies and procedures for authorizing and documenting all such revenue to ensure that it is complete, accurate and timely. These procedures include: (a) review of key performance indicators measuring the timeliness of the invoicing process; (b) monthly reconciliations of manually billed revenue to the general ledger; and (c) more stringent requirements in obtaining supporting documentation as evidence that a billable event occurred. Additionally, the alignment of the billing function within the organization has been modified to ensure an increased level of segregation of duties between the sales/marketing function that arranges such non-standard transactions and the billing function that is required to approve the supporting documentation, in order to invoice these transactions in a timely and accurate fashion.

ITEM 9B.  Other Information.
    None.
PART III
ITEM 10.  Directors and Executive Officers of the Registrant.
    The following table lists the name, age and position of our directors and executive officers.  The biographies of each of these individuals are also set forth below.

Name	Age	Position
Stoney M. Stubbs, Jr.	69	Chairman of the Board, President and Chief Executive Officer
S. Russell Stubbs	42	Senior Vice President, Chief Operating Officer and Director
Thomas G. Yetter	54	Senior Vice President, Chief Financial Officer and Director
Leroy Hallman	90	Director
Brian R. Blackmarr	64	Director
T. Michael O’Connor	51	Director
W. Mike Baggett	59	Director
Jerry T. Armstrong	67	Director

    Stoney M. Stubbs, Jr. has served as a director since 1977 and as Chairman of the Board, President and Chief Executive Officer of the Company since 1980. He serves as a Class III director with a term that expires at the Company’s 2007 Annual Meeting of Shareholders.
    S. Russell Stubbs has served as a director and Senior Vice President since November 2005 and as Senior Vice President and Chief Operating Officer, effective May 17, 2006. He replaces Charles G. Robertson, who was Executive Vice President and a Director of the Company.  Mr. Stubbs has served as President of Lisa Motor Lines, Inc., a subsidiary of the Company, since 1999. He joined FFE Transportation Services, Inc. (“FFE”), the Company’s primary operating subsidiary, in 1986 as a management trainee. He is the son of Stoney M. Stubbs, Jr. Although appointed as a Class I director which has a term that expires at the Company’s 2008 Annual Meeting of Shareholders, Mr. Stubbs will be a nominee for election to the Board at the 2006 Meeting of Shareholders.
    Thomas G. Yetter has served as a director and Senior Vice President, Chief Financial Officer since May 17, 2006. He served as Interim Chief Financial Officer since February 15, 2006, when Gary M. Pruden resigned as Senior Vice President, Chief Financial Officer and a Director of the Company. Mr. Yetter joined the Company in 1986 and has served as Treasurer since 1988. He also previously served as Vice President of Finance of FFE. He serves as a Class II director with a term that expires at the Company’s 2006 Annual Meeting of Shareholders.
    Leroy Hallman has served as a director since 1975 and is a retired attorney. He is the Chairman of the Audit Committee and a member of the Compensation Committee. He serves as a Class I director with a term that expires at the Company’s  2008 Annual Meeting of Shareholders.
    Brian R. Blackmarr has served as a director since 1990. He is the Chairman of the Compensation Committee. He is the president and Chief Executive Officer of RFID Systems Inc., a computer software company, since June 2002 and Fusion Laboratories, Inc., an information technology services company, since January 2002. From January 2000 until January 2002, Mr. Blackmarr was President and Chief Executive Officer of eBusLink, Inc., a technology consulting company. He is a Class II director with a term that expires at the Company’s 2006 Annual Meeting of Shareholders.
    T. Michael O’Connor has served as a director since 1992. He is a member of the Audit Committee. He manages T. J. O’Connor Cattle Co., a ranch and energy company, since 2000. He is a Class III director with a term that expires at the Company’s 2007 Annual Meeting of Shareholders.
    W. Mike Baggett has served as a director since 1998. He is a member of the Audit and Compensation Committees. He is Chairman and Chief Executive Officer of Winstead Sechrest & Minick, P.C., a Dallas-based law firm, since 1992. He is a Class II director with a term that expires at the Company’s 2006 Annual Meeting of Shareholders.
    Jerry T. Armstrong has served as a director since 2003. He is a member of the Audit Committee and the Board of Directors has determined that he is an “audit committee financial expert” as such term is defined by regulations promulgated by the SEC. Mr. Armstrong is Chairman, Chief Executive Officer and Director of Wind Associates, Inc., a private investment and management company, since 1997. He is a Class I director with a term that expires at the Company’s 2008 Annual Meeting of Shareholders.

    Code of Business Conduct and Ethics:  The Board of Directors has adopted a Code of Business Conduct and Ethics (the "Code"). The full text of the Code is posted on the Company’s website at www.ffeinc.com, under the link to “Investors.”
    Audit Committee:  The Audit Committee was established in accordance with the Exchange Act. The Board has concluded that the Audit Committee is comprised only of Independent Directors who satisfy the Nasdaq listing standards financial literacy requirements and that Mr. Armstrong is the "audit committee financial expert" within the meaning of the Securities and Exchange Commission rules. The Audit Committee assists the Board in fulfilling its responsibilities for general oversight of the integrity of the Company’s financial statements, the qualifications of the Company’s Independent Registered Public Accounting Firm, the Company’s compliance with legal and regulatory requirements and the Company’s internal audit function and internal controls over financial reporting. The Audit Committee works closely with management as well as the Company’s Independent Registered Public Accounting Firm.
    Section 16(a) Beneficial Ownership Reporting Compliance:  Rules promulgated under Section 16(a) of the Exchange Act require the Company's executive officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC") and Nasdaq. Such persons are required by SEC regulations to furnish the Company with copies of such forms they file. Based entirely upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Company, the Company believes that, since January 1, 2005, all Section 16(a) filing requirements applicable to such persons were complied with, except for the following Form 4 late filings:
- - - -
December 31, 2005 restricted stock award to Stoney M. Stubbs, Jr. was filed on May 25, 2006.
December 31, 2005 and May 17, 2006 restricted stock awards to S. Russell Stubbs were filed on May 25, 2006.
December 31, 2005 restricted stock award to Charles G. Robertson was filed on May 26, 2006.
May 17, 2006 restricted stock award to Thomas G. Yetter was filed on May 25, 2006.

ITEM 11.  Executive Compensation.
    Summary Compensation Table:  Set forth below is information with respect to the compensation paid by the Company for services rendered during 2005, 2004 and 2003, to each executive officer (collectively, the “Executive Officers”):

		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year	Salary($)	Bonus($)	Total($)(5)	Restricted Stock Awards (6)	Securities Underlying Options/SARs (# )(7)	All Other Compen-sation($)(8)
Current Officers
Stoney M. Stubbs, Jr.(1)	2005	$395,346	$417,411	$812,757	$218,788	70,000	$58,663
Chairman of the Board	2004	394,901	414,746	809,647	147,085	50,000	68,652
President and Chief Executive Officer	2003	324,119	296,276	620,395	41,613	90,000	55,453

S. Russell Stubbs(1)	2005	132,448	140,716	273,164	74,117	25,000	4,560
Senior Vice President and	2004	123,916	--	123,916	--	10,000	7,310
Chief Operating Officer	2003	117,565	--	117,565	--	25,000	11,245

Thomas G. Yetter(1)	2005	161,565	49,349	210,914	10,182	10,000	8,967
Senior Vice President and	2004	154,095	20,032	174,127	--	10,000	8,978
Chief Financial Officer	2003	148,256	--	148,256	--	10,500	7,965

Former Officers
Charles G. Robertson(2)	2005	291,632	307,800	599,432	185,124	60,000	36,492
Former Executive Vice President	2004	291,231	272,783	564,014	115,416	50,000	36,250
and Chief Operating Officer	2003	250,033	185,414	435,447	25,591	65,000	28,972

F. Dixon McElwee, Jr.(3)	2005	187,531	185,311	372,842	29,037	--	151,769
Former Senior Vice President	2004	201,821	87,369	289,190	106,750	50,000	12,349
and Chief Financial Officer	2003	184,263	--	184,263	24,150	40,000	6,219

Gary M. Pruden(4)	2005	15,167	25,000	40,167	--	25,000	--
Former Senior Vice President	2004	--	--	--	--	--	--
and Chief Financial Officer	2003	--	--	--	--	--	--

(1)
The current annual base salaries for Messrs. Stoney M. Stubbs, S. Russell Stubbs and Thomas G. Yetter are $388,000, $231,000 and $216,000, respectively, each including an automobile allowance of $6,000.

(2)
Mr. Robertson retired from the Company and from the Company's Board of Directors on May 16, 20006.  Prior to his retirement he was director since 1982 and Executive Vice President of the Company and Executive Vice President and Chief Operating Officer of FFE, since 1987.

(3)
Mr. McElwee resigned from the Company and from the Company's Board of Directors on November 29, 2005. Prior to his resignation he served as Senior Vice President, Chief Financial Officer and Director of the Company since 1998.

(4)
Mr. Pruden resigned from the Company and from the Company's Board of Directors on February 15, 2006. Prior to his resignation he served as Senior Vice President, Chief Financial Officer and Director of the Company since November 29, 2005. For thirteen years prior to joining the Company, he was employed by USF Corporation, which was acquired by Yellow Corporation during May of 2005, most recently as Chief Operating Officer of USF Dugan, a subsidiary of USF Corporation.

(5)	Personal benefits provided to each of the named officers under various company programs do not exceed the disclosure thresholds established under SEC rules and are not included in this total.
(6)
Includes restricted stock awarded pursuant to the FFE Transportation Services, Inc. 2005 Executive Bonus and Restricted Stock Plan (the “2005 Executive Plan”) and restricted phantom stock units awarded pursuant to the FFE Transportation Services, Inc. 2000 Executive Bonus and Phantom Stock Plan (the “ 2000 Executive Plan”) or in accordance with the Company’s Supplemental Executive Retirement Plan (the “SERP”) and Common Stock issued to a trust for the benefit of participants in the FFE Transportation Services, Inc. 401(k) Wrap Plan (the “Wrap Plan”).  Restricted stock vests over a three-year period, one-third on each anniversary date. Restricted stock and phantom stock units generally will be adjusted to prevent dilution in the event of any cash and non-cash dividends, recapitalizations and similar transactions affecting the Common Stock.  An officer may elect to cash out any number of the phantom stock units between December 1 and December 15 of any year. In that event an amount equal to the product of the greater of (i) the Fair Market Value of a share of Common Stock as of the last business day of the calendar year in which such election is made and (ii) the average of the Fair Market Values of a share of Common Stock as of the last business day of each calendar month of the calendar year in which such election is made multiplied by the number of units that the officer elected to cash out shall be paid to the officer. In the event of certain mergers, the sale of all or substantially all of the Company’s assets and certain similar transactions (a “Reorganization”) within six months after the date an officer has been paid for units and as a result of such Reorganization the holders of Common Stock receive cash for each share so held in an amount in excess of the amount paid to such officer for such units, then such excess shall be paid to the officer.

    The following table sets forth the total number of shares of restricted stock, phantom stock units and shares of restricted Common Stock issued to a trust awarded under the 2005 Executive Plan, the 2000 Executive Plan, the SERP and the Wrap Plan for 2005, 2004 and 2003, to each Executive Officer of the Company:
	2005	2004	2003
Current Officers
Stoney M. Stubbs, Jr.	19,835	11,402	6,267
S. Russell Stubbs	6,720	--	--
Thomas G. Yetter	923	--	--
Former Officers
Charles G. Robertson	16,784	8,947	3,854
F. Dixon McElwee, Jr.	2,633	8,275	3,637
Gary M. Pruden	--	--	--

    During 2000, a "grantor" (or "rabbi") trust was established in connection with the Wrap Plan to hold Company assets to satisfy obligations under the Plan. As of December 31, 2005, the total number of phantom stock units and shares of Restricted Common Stock allocated to the accounts of each named individual were as follows:  Stoney M. Stubbs, Jr.--25,914, , S. Russell Stubbs--3,888, Thomas G. Yetter--84, Charles G. Robertson--22,733, and F. Dixon McElwee, Jr.--14.757, under the Plan. The total value of such accounts, based upon the market price of a share of Common Stock on December 31, 2005, as follows:  Stoney M. Stubbs, Jr. $285,831, S. Russell Stubbs $42,885, Thomas G. Yetter $927, Charles G. Robertson $250,745 and F. Dixon McElwee, Jr. $162,770, respectively, for Stoney M. Stubbs, Jr., S. Russell Stubbs, Thomas G. Yetter, Charles G. Robertson, and F. Dixon McElwee, Jr.

    As of December 31, 2005, the total number of shares of restricted stock, phantom stock units and shares of Restricted Common Stock and the dollar value based upon the market price of a share of Common Stock on December 31, 2005, granted to each Executive Officer of the Company was:

	Number of Shares	Value
Current Officers
Stoney M. Stubbs, Jr.	141,720	$1,563,173
S. Russell Stubbs	9,865	108,811
Thomas G. Yetter	84	927
Former Officers
Charles G. Robertson	98,289	1,084,126
F. Dixon McElwee, Jr.	19,316	213,058
Gary M. Pruden	--	--

(7)	Options to acquire shares of the Company's Common Stock.
(8)	Amounts shown in this column include the following benefits:

		Split Dollar	Supplemental	401(k)Wrap Company	Severance	Personal Financial
Current Officers		Valuations(1)	Medical (2)	Match (3)	Package(4)	Services(5)	Total
Stoney M. Stubbs, Jr.	2005	$--	$2,663	$7,000	$--	$49,000	$58,663
	2004	--	16,652	6,500	--	45,500	68,652
	2003	120	4,533	6,000	--	44,800	55,453

S. Russell Stubbs	2005	--	1,638	2,922	--	--	4,560
	2004	--	4,832	2,478	--	--	7,310
	2003	--	8,894	2,351	--	--	11,245

Thomas G. Yetter	2005	--	5,335	3,632	--	--	8,967
	2004	--	8,978	--	--	--	8,978
	2003	--	7,965	--	--	--	7,965

Former Officers
Charles G. Robertson	2005	--	8,492	7,000	--	21,000	36,492
	2004	--	12,898	3,852	--	19,500	36,250
	2003	27	4,744	5,001	--	19,200	28,972

F. Dixon McElwee, Jr.	2005	--	3,475	4,002	144,292	--	151,769
	2004	--	8,313	4,036	--	--	12,349
	2003	--	2,534	3,685	--	--	6,219

(1)
The value of benefits, as determined under a methodology required by the United States Securities and Exchange Commission, ascribed to Split Dollar life insurance policies whose premiums were paid by the Company.

(2)
The Company maintains an Exec-U-Care Medical Reimbursement Plan which provides additional health insurance protection for certain key employees of the Company and its subsidiaries, in addition to the group health and life insurance policies provided to all employees.

(3)
The Company matching contribution is equal to 50% of the executive contribution each pay period up to a maximum of 2% of executive salary. Executive contributions are limited to the annual 401(k) Elective Deferral Limit, as defined by the associated plan.

(4)
The Company entered into a Severance Agreement, dated as of November 29, 2005 (the “Agreement”), with Mr. McElwee. Pursuant to the Agreement, the Company paid Mr. McElwee $144,292, which represents nine months’ salary.

(5)
The value of certain tax and other professional services performed for the personal benefit of our CEO and the former COO  by a member of the Company's finance staff. Also included are payments to third parties for various professional services and computer software used in connection with such services.

Option/SAR Grants in Last Fiscal Year
    Following is information concerning the grant of stock options to the Executive Officers during 2005 under the Company’s option plans:

	Individual Grants
	Number of Securities Underlying Options/SARs Granted (1)	% of Total Options/SARS Granted to Employees In Fiscal Year	Exercise or Base Price (#/Sh)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation For Option Term (2)
Current Officers					5%	10%
Mr. S. M. Stubbs, Jr.	70,000	11.0%	$10.59	12/16/2015	$466,200	$1,181,441
Mr. S. R. Stubbs	25,000	3.9	10.59	12/16/2015	166,500	421,943
Mr. Yetter	10,000	1.6	10.59	12/16/2015	66,600	168,777
Former Officers
Mr. Robertson	60,000	9.5%	$10.59	12/16/2015	399,600	1,012,664
Mr. Pruden	25,000	3.9	11.72	11/29/2015	184,266	466,967

(1)
All options were granted under the 2005 Stock Incentive Plan, are exercisable one year from the date of grant, were fully vested on the date of grant, expire ten years from the date of grant and were granted with an exercise price equal to the market price of the Common Stock on the date of grant.

(2)
Represents assumed rates of appreciation only. Actual gains depend on the future performance of the Common Stock and overall stock market conditions. There can be no assurance that the amounts reflected in this table will be achieved.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values
    The following table provides information, with respect to each Executive Officer, concerning the exercise of options during the last fiscal year and the number of unexercised options segregated by those that were exercisable and those that were unexercisable at December 31, 2005 and the value of in-the-money options segregated by those that were exercisable and those that were unexercisable at December 31, 2005:

	Shares Acquired	Value	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-end(#)		Value of Unexercised In-the-Money Options/SARs At Fiscal Year-end ($) (1)
	On Exercise(#)	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Current Officers
Mr. S. M. Stubbs, Jr.	--	$--	576,326	70,000	$4,735,540	$30,800
Mr. S. R. Stubbs	--	--	72,603	25,000	559,336	11,000
Mr. Yetter	11,367	96,473	61,819	10,000	451,127	4,400
Former Officers
Mr. Robertson	--	$--	416,653	60,000	$3,363,968	$26,400
Mr. McElwee, Jr.	29,400	137,940	107,325	--	834,697	--
Mr. Pruden	--	--	--	25,000	--	--

(1)
The closing price for the Company's Common Stock as reported by Nasdaq on December 31, 2005, was $11.03. Value is calculated on the basis of the difference between $11.03 and the option exercise price of an "in-the-money" option multiplied by the number of shares of Common Stock underlying the option.

Change in Control Agreements
    The Company has entered into Change in Control Agreements ("Agreements") with each Executive Officer, pursuant to which each Executive Officer is entitled to severance benefits in the event of a "change in control" of the Company during the term of his employment.  The form of such agreements is filed herewith as Exhibit 10.9.
    Under the terms of the Agreements, if an Executive Officer (i) is terminated by the Company without cause during the six month period following a change in control ("Transition Period"), (ii) resigns for "good reason" (as defined in the Agreements) during the Transition Period, or (iii) resigns for any reason during the ten day period following a change in control or during the thirty day period following the Transition Period, then the Company is required to provide the Executive Officer with certain payments and benefits. Such payments and benefits include (a) payment of accrued and unpaid base salary, car allowance, plus accrued and unpaid bonus, if any, for the prior fiscal year plus a pro-rated bonus (as defined in the Agreements) for the year during which such Executive Officer's employment is terminated; (b) payment of a lump sum amount equal to the sum of 2.9 times the Executive Officer's annual pay (as defined in the Agreement); (c) payment of the unvested account balance under the Company's 401(k) Savings Plan and 401(k) Wrap Plan; (d) continued participation, at the same premium rate charged when actively employed, in the Company's employee welfare plans, until the expiration of two years following the change in control or cash equivalent; (e) vesting of all stock options on change of control; and (f) "gross-up" payments, if applicable, in the amount necessary to satisfy any excise tax imposed on the Executive Officer by the Internal Revenue Code of 1986, as amended (the ("Code")).
Director Compensation
    Our directors receive a fee of $2,000 for each Board meeting personally attended,  and $1,000 for each committee meeting personally attended which is not on the same day as a Board meeting. Our Audit Committee Chairman receives an annual retainer of $3,000 and our Audit Committee Financial Expert and Compensation Committee Chairman each receive an annual retainer of $1,500.
    The 2005 Non-Employee Director Restricted Stock Plan (the "2005 Director Plan") was approved by the Company's shareholders on May 5, 2005.  The 2005 Director Plan has a term of ten years, unless terminated sooner by the Board and a total of 50,000 shares of Common Stock have been reserved for issuance.  Eligibility under the 2005 Director Plan is limited to Non-Employee Directors of the Company.  There are currently five Directors who are eligible to participate.  Upon initial election or appointment to the Board, and thereafter annually upon the date of the annual shareholders' meeting, each Non-Employee Director is awarded shares of restricted stock which will vest over a period of three years, one-third on each anniversary of the Date of Grant, provided that the Non-Employee Director continues to serve on each vesting date.  The Board will determine in its discretion the number of shares of Restricted Stock to be awarded under the 2005 Director Plan.  All shares of Restricted Stock will vest in full if the Director should die while serving as such.  The Company's Board approved a restricted stock grant of 1,288 shares to each of the Company's five Non-Employee Directors, effective May 5, 2005.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
    The following table provides information concerning all of our equity compensation plans as of December 31, 2005. Specifically, the number of shares of common stock subject to outstanding options, warrants and rights (in thousands) and the exercise price thereof, as well as the number (in thousands) of shares of common stock available for issuance under all of our equity compensation plans.
	No. of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A) (c)
Equity compensation plans approved by security holders	2,525	$5.34	117
Equity compensation plan not approved by security holders	463	8.87	--
Total	2,988	$5.89	117

    Pursuant to our Employee Stock Option Plan (the "Plan") we issued non-qualified stock options to substantially all of our employees (except officers) in 1997, 1998 and 1999. All grants under the Plan were at market value on the date of the grant and generally do not vest for five years following the grant at which time they are 60% vested and are 100% vested after seven years. As of December 31, 2005, there were 463,000 options outstanding under the Plan of which 440,000 were exercisable. Because our officers did not participate in the Plan, no shareholder approval of the Plan was required. As of December 31, 2005, the weighted average exercise price of options outstanding under the Plan was $8.87. The Plan terminated on July 1, 2001 and no additional grants are permitted under the Plan.
    The shareholders approved the 2005 Stock Incentive Plan (the “2005 Plan”) at their annual meeting on May 5, 2005, which amended and restated the Frozen Food Express Industries, Inc. 2002 Incentive and Nonstatutory Option Plan (the "2002 Plan"). The 2005 Plan authorizes the award of shares of Restricted Stock, stock appreciation rights, stock units and performance shares, in addition to stock options which were authorized under the 2002 Plan.  Awards under the 2005 Plan may be made to key persons, including officers and directors who may be employees, and non-employee consultants or advisors. No individual may be granted options under the 2005 Plan in any single year if the total number of such options exceeds 100,000 shares. The 2005 Plan did not increase the total number of shares of Common Stock authorized for issuance under the 2002 Plan, which are 1.7 million shares all of which have been granted as stock options except for 37,000 shares which were awarded as restricted stock and 37,000 shares which are available for future issuance. During 2005, options for 638,000 shares of our common stock were granted to key employees, including officers under the 2005 Plan.
    We have change in control agreements with our executive officers. Pursuant to those agreements, in the event of a change in control (as defined therein), all unvested  and options held by these officers would become immediately and fully vested.

    The following table sets forth the total number and percentage of our common shares beneficially owned as of May 25, 2006 by (i) each person known to us to be the beneficial owner of more than 5% of the Company's Common Stock; (ii) each director; (iii) each of the current and former named executive officers; and (iv) all executive officers and directors as a group.
		Shares Beneficially Owned
Beneficial Owner	Address	Number	(1)	Percent
Frozen Food Express Industries, Inc. 401(k) Savings Plan Principal Financial Group	710 9th Street Des Moines, IA 50309	2,099,097		11.52%
Stoney M. Stubbs, Jr.	158 Jellico Circle Southlake, TX 76092	1,653,006	(2)	8.80%
Sarah M. Daniel (3)	612 Linda El Paso, TX 79922	1,424,014		7.82%
Lucile B. Fielder (3)	104 South Commerce St. Lockhart, TX 78644	1,324,572		7.27%
Dimensional Fund Advisors, Inc.	1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	1,221,523	(4)	6.70%
Charles G. Robertson, former executive officer		895,632	(5)	4.79%
S. Russell Stubbs		287,220	(6)	1.57%
F. Dixon McElwee, Jr., former executive officer		159,682	(7)	*
Thomas G. Yetter		98,355	(8)	*
Brian R. Blackmarr		36,288	(9)	*
Leroy Hallman		35,438	(10)	*
M. Mike Baggett		19,382	(11)	*
T. Michael O’Connor		16,288	(12)	*
Jerry T. Armstrong		6,913	(13)	*
Gary M. Pruden, former executive officer		--		*
All directors, executive officers and former executive directors as a group (11 persons)		3,208,204	(14)	16.48%

        * less than 1%
(1)	Except as otherwise noted, all shares are held directly, and the owner has sole voting and investment power.
(2)
Includes 576,326 shares issuable pursuant to options exercisable within 60 days of June 9, 2006, 17,842 shares of restricted stock for which Mr. Stubbs has voting power, 208,833 shares allocated to his account in the Frozen Food Express Industries, Inc. 401(k) Savings Plan, 26,611 shares allocated to his account in the FFE Transportation Services, Inc. 401(k) Wrap Plan and 586,272 shares held in family partnerships controlled by Mr. Stubbs.

(3)
Ms. Daniel has sole voting and dispositive power over 55,590 shares, joint voting and dispositive power with her husband over 45,092 shares, and shared voting and dispositive power with Ms. Fielder over 1,323,332 shares owned by Weller Investment, Ltd. Ms. Fielder has sole voting and dispositive power over 1,240 shares and shared voting and dispositive power with Ms. Daniel over 1,323,332 shares owned by Weller Investment Ltd.

(4)	Information concerning the number of shares owned by Dimensional Fund Advisors, Inc. is as of December 31, 2005 and was obtained from a Schedule 13G/A dated February 6, 2006.
(5)
Includes 476,653 shares issuable pursuant to options exercisable by Mr. Robertson within 60 days of June 9, 2006, 140,813 shares allocated to his account in the Frozen Food Express Industries, Inc. 401(k) Savings Plan, 24,247 shares allocated to his account in the FFE Transportation Services, Inc. 401(k) Wrap Plan, and 192,236 shares held in family partnerships controlled by Mr. Robertson.

(6)
Includes 72,603 shares issuable pursuant to options exercisable within 60 days of June 9, 2006, 15,977 shares of restricted stock for which Mr. Stubbs has voting power, 29,103 shares allocated to his account in the Frozen Food Express Industries, Inc. 401(k) Savings Plan, 5,223 shares allocated to his account in the FFE Transportation Services, Inc. 401(k) Wrap Plan, 1,112 shares held in a partnership controlled by Mr. Stubbs, 5,727 shares held by his spouse and 6,116 shares held in Irrevocable Trusts of which Mr. Stubbs is the trustee.

(7)	Includes 13,110 shares allocated to his account in the FFE Transportation Services, Inc. 401(k) Wrap Plan.
(8)
Includes 61,819 shares issuable pursuant to options exercisable within 60 days of June 9, 2006, 10,000 shares of restricted stock for which Mr. Yetter has voting power, 15,493 shares allocated to his account in the Frozen Food Express Industries, Inc. 401(k) Savings Plan and 676 shares allocated to his account in the FFE Transportation Services, Inc. 401(k) Wrap Plan.

(9)	Includes 15,000 shares issuable pursuant to options exercisable within 60 days of June 9, 2006 and 1,288 shares of restricted stock for which Mr. Blackmarr has voting power.
(10)
Includes 13,125 shares issuable pursuant to options exercisable within 60 days of June 9, 2006, 1,288 shares of restricted stock for which Mr. Hallman has voting power and 7,475 shares held by a trust of which Mr. Hallman is the Trustee.

(11)	Includes 16,068 shares issuable pursuant to options exercisable within 60 days of June 9, 2006 and 1,288 shares of restricted stock for which Mr. Baggett has voting power.
(12)	Includes 15,000 shares issuable pursuant to options exercisable within 60 days of June 9, 2006 and 1,288 shares of restricted stock for which Mr. O’Connor has voting power.
(13)	Represents 5,625 shares issuable pursuant to options exercisable within 60 days of June 9, 2006 and 1,288 shares of restricted stock for which Mr. Armstrong has voting power.
(14)
Includes 1,252,219 shares issuable pursuant to options exercisable within 60 days of June 9, 2006, 50,259 shares of restricted stock with voting power, 394,242 shares allocated to the Frozen Food Express Industries, Inc. 401(k) Savings Plan, 69,867 shares allocated to the FFE Transportation Services, Inc, 401(k) Wrap Plan,1,000,341 shares held by family partnerships, 5,727 shares held by a spouse, and 13,591 shares held by trusts.

ITEM 13. Certain Relationships and Related Transactions.
    During the year ended December 31, 2005, we leased tractors and trailers from Stoney M. Stubbs, Jr., our Chairman, President and Chief Executive Officer (“Mit Stubbs”), Charles G. Robertson, our Chief Operating Officer prior to May 2006 (“Charles Robertson”), and Russell Stubbs, our current Chief Operating Officer since May 2006 and the son of Mit Stubbs (“Russell Stubbs”) or parties related to these individuals. The trailer leases are on a month-to month basis. The trailer leases with Charles Robertson were cancelled during June 2006, and the trailer leases with Mit Stubbs, Russell Stubbs and their related parties will also be cancelled. Although the tractor lease agreements, as drafted, are non-cancelable, we intend to terminate all of the tractor leases, subject to the negotiation of terms satisfactory to our audit committee with the related party lessors. We have accounted for these tractor and trailer arrangements as operating leases and all of the lease transactions were pre-approved by our audit committee.
    One of the lessors of the non-cancelable tractor leases is a limited partnership (the “Stubbs Limited Partnership”) of which Mit Stubbs is the managing partner and a 2.6% beneficial owner, Russell Stubbs is a general partner and together with his children a 42.1% beneficial owner, and other members of the family of Mit Stubbs and Russell Stubbs own the remaining interests. Because the Stubbs Limited Partnership is deemed to be a variable interest entity under FIN 46(R) (see Note 1, “Principles of Consolidation”), the financial statements of the Stubbs Limited Partnership are included in our consolidated financial statements. One of the lessors of the month-to-month trailer leases is an equipment company (the “Stubbs Equipment Company”) of which Russell Stubbs is the beneficial owner of an approximately 31% interest and Timothy Stubbs, the son of Mit Stubbs and the brother of Russell Stubbs, and other members of the family of Mit and Russell Stubbs are the remaining beneficial owners. Timothy Stubbs is employed by us and was paid total compensation of $58,000 in 2005 and currently has a base salary of $85,000, which reflects his promotion in May 2006 to Vice President and General Manager of Lisa Motor Lines, Inc., a subsidiary of the Company.
    We pay each of the related party lessors a premium over the tractor and trailer rentals we pay to unaffiliated lessors. For the year ended December 31, 2005, the average monthly rent per tractor leased from related parties was about 10% higher than the rentals for tractors we leased from unrelated parties and the average monthly rent per trailer leased from related parties was approximately 80% higher then the rentals for trailers leased from unrelated parties.
    The amounts paid to the related party lessors under these leases in 2005 were as follows:

	Tractors	Trailers
Mit Stubbs, individually	$90,000	$--
Charles Robertson, individually	669,000	146,000
Russell Stubbs, individually	--	36,000
Stubbs Limited Partnership	1,189,000	227,000
Stubbs Equipment Company	--	81,000
Total	$1,948,000	$490,000

The future minimum rentals under the non-cancelable tractor operating leases at December 31, 2005 were as follows:
	Mit Stubbs	Limited Partnership	Charles Robertson

2006	$91,000	$1,211,000	$618,000
2007	91,000	1,008,000	511,000
2008	89,000	726,000	423,000
2009	36,000	262,000	159,000
Total	$307,000	$3,207,000	$1,711,000

    We, the Stubbs Equipment Company, the Stubbs Limited Partnership, and Charles Robertson agreed, should the month-to-month leases be terminated within twelve months following a change in control, that the Company is required to pay to the lessors a lump sum payment in cash equal to 24 times the most recent monthly rental.

ITEM 14.  Principal Accountant Fees and Services.
Audit and Non-Audit Fees
    The following table presents fees for the professional audit services rendered and billed by KPMG LLP (“KPMG”), the Company’s Independent Public Accountants for 2005, for the audit of the Company's systems of internal controls and annual financial statements for the years ended December 31, 2005 and December 31, 2004 and fees billed for other services rendered by KPMG during those periods.

	Fiscal Year 2005	Fiscal Year 2004
Audit fees (1)	$1,370,000	$833,000
Tax fees (2)	--	13,000
All other fees	--	--
	$1,370,000	$846,000

(1)
Audit fees consist of the aggregate fees billed for professional services rendered for the audit of the Company's systems of internal controls and reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q and services that are normally provided by KPMG in connection with statutory and regulatory filings or engagements.

(2)
Tax fees consist of the aggregate fees billed for professional services rendered for tax compliance, tax advice and tax planning. For fiscal 2004 these services include review of and consultation regarding the Company's federal tax returns. During 2005, the company used another firm of independent public accountants to conduct this review.

Policy on Audit Committee Pre-Approval of Audit and Non-Audit Services
    For the 2005 and 2004 fiscal year, the Audit Committee's policy with respect to the pre-approval of audit and non-audit services was to specifically pre-approve the terms and fees of each engagement for services to be performed by the independent registered public accounting firm. The Audit Committee did not delegate its responsibility to a member of the committee or to management.

PART IV
ITEM 15.  Exhibits and Financial Statement Schedules.
(a) Financial Statements, Financial Statement Schedules and Exhibits:
(1) Financial Statements
    -The financial statements included in Item 8 above are filed as part of this annual report.
(2) Financial Statement Schedules
    -Financial statement schedules have been omitted either because they are not applicable or beccause the required information is included in our consolidated financial statements or the notes thereto.
(3) Exhibits
    -The response to this portion of Item 15 is submitted as a separate section of this report on Form 10-K ("Exhibit Index").

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

FROZEN FOOD EXPRESS INDUSTRIES, INC.

Date: June 14, 2006	/s/	Stoney M. Stubbs, Jr.
Stoney M. Stubbs, Jr., Chairman of the Board of Directors and President (Principal Executive Officer)

Date: June 14, 2006	/s/	Thomas G. Yetter
Thomas G. Yetter Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

FROZEN FOOD EXPRESS INDUSTRIES, INC.

Date: June 14, 2006	/s/	Stoney M. Stubbs, Jr.
Stoney M. Stubbs, Jr., Chairman of the Board of Directors and President (Principal Executive Officer)

Date: June 14, 2006	/s/	Thomas G. Yetter
Thomas G. Yetter Senior Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Date: June 14, 2006	/s/	Stoney Russell Stubbs
Stoney Russell Stubbs Senior Vice President, Chief Operating Officer and Director

Date: June 14, 2006	/s/	Jerry T. Armstrong
Jerry T. Armstrong, Director

Date: June 14, 2006	/s/	W. Mike Baggett
W. Mike Baggett, Director

Date: June 14, 2006
Brian R. Blackmarr, Director

Date: June 14, 2006	/s/	Leroy Hallman
Leroy Hallman, Director

Date: June 14, 2006	/s/	T. Michael O'Connor
T. Michael O'Connor, Director

INDEX OF EXHIBITS

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

10.1(a)*
First Amendment to Frozen Food Express Industries, Inc. 1995 Non-Employee Director Stock Plan (filed as Exhibit 10.1 (a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.1 (b)*
Second Amendment to Frozen Food Express Industries, Inc. 1995 Non-Employee Director Stock Plan (filed as Exhibit 10.1 (b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.1 (c)*
Third Amendment to Frozen Food Express Industries, Inc. 1995 Non-Employee Director Stock Plan (filed as Exhibit 10.1 (c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.1 (d)
Form of Stock Option Agreement for Use in Connection with the Frozen Food Express Industries, Inc. Non-Employee Director Stock Plan (filed as Exhibit 10.1 (d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

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

10.2 (a)
First Amendment to the Credit Agreement between Comerica Bank-Texas as administrative agent for itself and other banks, LaSalle Bank National Association, as collateral agent and syndication agent for itself and other banks and FFE Transportation Services, Inc. as Borrower and certain of its affiliates as of May 30, 2002 (filed as exhibit 10.2 (a) to Registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

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

10.2(d)
Fourth Amendment to the Credit Agreement between Comerica Bank-Texas as administrative agent for itself and other banks, LaSalle Bank National Association, as collateral agent and syndication agent for itself and other banks and FFE Transportation Services, Inc. as Borrower and certain of its affiliates as of May 30, 2002 (filed as exhibit 10.1 to Registrant's Current Report on Form 8-K filed on April 29, 2005 and incorporated herein by reference).

10.2(e)
Fifth Amendment to the Credit Agreement between Comerica Bank-Texas as administrative agent for itself and other banks, LaSalle Bank National Association, as collateral agent and syndication agent for itself and other banks and FFE Transportation Services, Inc. as Borrower and certain of its affiliates as of May 30, 2002 (filed as exhibit 10.1 to Registrant's Current Report on Form 8-K filed on April 4, 2006 and incorporated herein by reference).

10.2(f)
Sixth Amendment to the Credit Agreement between Comerica Bank-Texas as administrative agent for itself and other banks, LaSalle Bank National Association, as collateral agent and syndication agent for itself and other banks and FFE Transportation Services, Inc. as Borrower and certain of its affiliates as of May 30, 2002 (filed as exhibit 10.1 to Registrant's Current Report on Form 8-K filed on May 26, 2006 and incorporated herein by reference).

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

10.3 (d)*
Form of Stock Option Agreement for use in connection with the Frozen Food Express Industries, Inc. 1992 Incentive and Stock Option Plan (filed as Exhibit 10.3 (d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

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

10.6 (b)*
Second Amendment to the Frozen Food Express Industries, Inc. 401(k) Savings Plan (filed as Exhibit 10.6 (b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.6 (c)*
Third Amendment to the Frozen Food Express Industries, Inc. 401(k) Savings Plan (filed as Exhibit 10.6 (c) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.6 (d)*
Fourth Amendment to the Frozen Food Express Industries, Inc. 401(k) Savings Plan (filed as Exhibit 10.6 (d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.6 (e)*
Fifth Amendment to the Frozen Food Express Industries, Inc. 401(k) Savings Plan (filed as Exhibit 10.6 (e) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.6 (f)*
Sixth Amendment to the Frozen Food Express Industries, Inc. 401(k) Savings Plan (filed as exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 and incorporated herein by reference).

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

10.8 (b)*
Amendment No. 2 to the FFE Transportation Services, Inc. 401(k) Wrap Plan (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed December 23, 2005 and incorporated herein by reference).

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

10.10 (b)*
Form of Stock Option Agreement used in connection with the Frozen Food Express Industries, Inc. 2002 Incentive and Non-Statutory Stock Option Plan (filed as Exhibit 10.10 (b) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.11*
Split Dollar Agreement between Registrant and Stoney Russell Stubbs, as Trustee of the Stubbs Irrevocable 1995 Trust (filed as Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.11 (a)*
First Amendment to Split Dollar Agreement between Registrant and Stoney Russell Stubbs, as Trustee of the Stubbs Irrevocable 1995 Trust (filed as Exhibit 10.11 (a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.12*
Split Dollar Agreement between Registrant and Weldon Alva Robertson, as Trustee of the Stubbs Irrevocable 1995 Trust (filed as Exhibit 10.12 to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.12 (a)*
First Amendment to Split Dollar Agreement between Registrant and Weldon Alva Robertson, as Trustee of the Stubbs Irrevocable 1995 Trust (filed as Exhibit 10.12 (a) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.13
Frozen Food Express Industries, Inc. 2005 Non-Employee Director Restricted Stock Plan (filed as exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 and incorporated herein by reference).

10.13 (a)
Form of Restricted Stock Agreement for use with Frozen Food Express Industries, Inc. Non-Employee Director Restricted Stock Plan (filed as exhibit 10.2 (a) to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 and incorporated herein by reference).

10.14*
FFE Transportation Services, Inc. 2005 Executive Bonus and Restricted Stock Plan (filed as exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 and incorporated herein by reference).

10.15*
Frozen Food Express Industries, Inc. 2005 Stock Incentive Plan (filed as exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 and incorporated herein by reference).

10.15 (a)*
Form of Incentive Stock Option Agreement for use with Frozen Food Express Industries, Inc. Stock Incentive Plan (filed as exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 and incorporated herein by reference).

10.16*	Form of Key Employee Supplemental Medical Plan (filed herewith).
10.17*	FFE Transportation Services, Inc. Management Phantom Stock Plan (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed February 22, 2006 and incorporated herein by reference).
10.18*	Summary of compensation arrangements with Stoney M. Stubbs, Jr. (filed herewith).
10.19*	Summary of compensation arrangements with Stoney Russell Stubbs (filed as Exhibit 99.2 to Registrant's Current Report on Form 8-K filed on May 18, 2006, and incorporated herein by reference).
10.20*	Summary of compensation arrangements with Thomas G. Yetter (filed as Exhibit 99.1 to Registrant's Current Report on Form 8-K filed on May 18, 2006, and incorporated herein by reference).
10.21	Summary of compensation arrangements with Timothy L. Stubbs (filed herewith).
11.1	Computation of basic and diluted net income or loss per share of common stock (incorporated by reference to Footnote 12 to the financial statements appearing as Item 8 of this Form 10-K).
14.1
Frozen Food Express Industries, Inc. Code of Business Conduct and Ethics (filed as Exhibit 14.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

21.1	Subsidiaries of Frozen Food Express Industries, Inc. (filed herewith).
23.1	Consent of Independent Public Accounting Firm (filed herewith).
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)(17 CFR 240.13a-14(a)) (filed herewith).
31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)(17 CFR 240.13a-14(a)) (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
*Executive Compensation plans and arrangements required to be filed as an Exhibit to this Form 10-K.