Form 10-Q
period 2006-03-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2006-06-29
CIK 39273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[MARK ONE]
[x]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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
☒ Yes ☐No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes  ☒ No

As of June 26, 2006, there were 18,204,547 shares of the registrant's common stock, par value $1.50 per share, outstanding.

-i-

PART I

ITEM 1.  Financial Statements

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)
(Unaudited)

Assets	Mar. 31, 2006	Dec. 31, 2006
Current assets
Cash and cash equivalents	$8,363	$10,957
Accounts receivable, net	63,784	68,216
Inventories	2,504	1,982
Tires on equipment in use	4,842	4,899
Deferred income taxes	4,230	4,354
Other current assets	5,514	7,550
Total current assets	89,237	97,958

Property and equipment, net	97,551	92,110
Other assets	10,919	10,887
	$197,707	$200,955
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$30,137	$28,292
Accrued claims	13,273	14,455
Accrued payroll	7,910	12,661
Income taxes payable	342	2,932
Accrued liabilities	2,483	2,947
Debt of variable interest entity	3,408	3,622
Total current liabilities	57,553	64,909

Long-term debt	--	--
Deferred income taxes	7,320	7,318
Accrued claims and liabilities	10,349	9,536
	75,222	81,763

Shareholders' equity
Par value of common stock (18,193 and 18,137 shares outstanding)	27,290	27,206
Paid-in capital	6,118	6,081
Unvested restricted stock (42 and 0 shares)	(474)	--
Retained earnings	90,975	89,040
	123,909	122,327
Less - treasury stock (146 and 331 shares)	1,424	3,135
Total shareholders’ equity	122,485	119,192
	$197,707	$200,955

See accompanying notes to consolidated condensed financial statements.

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Income
For the Three Months Ended March 31,
(In thousands, except per-share amounts)
(Unaudited)

	2006	2005
Revenue
Freight revenue	$123,598	$115,872
Non-freight revenue	2,470	2,157
	126,068	118,029
Costs and expenses
Salaries, wages and related expenses	33,978	30,626
Purchased transportation	28,316	29,566
Fuel	20,818	16,719
Supplies and expenses	15,432	15,166
Revenue equipment rent	7,956	6,450
Depreciation	5,183	6,047
Communications and utilities	1,086	1,026
Claims and insurance	3,995	3,437
Operating taxes and licenses	1,301	1,176
Gains on sale of equipment	(634)	(1,157)
Miscellaneous operating expenses	2,678	1,188
	120,109	110,244
Non-freight costs and operating expenses	2,647	2,152
	122,756	112,396
Income from operations	3,312	5,633
Interest and other (income) expense	(272)	192
Income before income tax	3,584	5,441
Income tax provision	1,649	2,134
Net income	$1,935	$3,307

Net income per share of common stock
Basic	$0.11	$0.19
Diluted	$0.10	$0.18

Weighted average shares outstanding
Basic	17,986	17,656
Diluted	18,896	18,724

See accompanying notes to consolidated condensed financial statements.

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
For the Three Months Ended March 31, 2006 and 2005
(In thousands)
(Unaudited)

	2006	2005
Net cash provided by operating activities	$6,177	$5,780

Cash flows from investing activities
Expenditures for property and equipment	(11,425)	(11,344)
Proceeds from sale of property and equipment	1,556	3,362
Other	7	62
Net cash used in investing activities	(9,862)	(7,920)

Cash flows from financing activities
Borrowings under revolving credit agreement	--	15,600
Payments against revolving credit agreement	--	(16,600)
Debt repaid by variable interest entities	(214)	(213)
Common stock issued	995	1,951
Treasury stock re-issued	--	71
Treasury stock reacquired	--	(135)
Income tax benefit from stock options exercised	111	--
Other	199	--
Net cash provided by financing activities	1,091	674

Net decrease in cash and cash equivalents	(2,594)	(1,466)
Cash and cash equivalents at January 1	10,957	3,142

Cash and cash equivalents at March 31	$8,363	$1,676

See accompanying notes to consolidated condensed financial statements.

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
March 31, 2006 and 2005
(Unaudited)

1.    BASIS OF PRESENTATION
These consolidated condensed financial statements include Frozen Food Express Industries, Inc. and its subsidiary companies, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (which consisted only of normal recurring accruals) necessary to present fairly our financial position, cash flows and results of operations have been made. Pursuant to SEC rules and regulations, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. We believe that the disclosures contained herein, when read in conjunction with the financial statements and notes included, or incorporated by reference, in our Form 10-K filed with the SEC on June 14, 2006, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes (included or incorporated by reference) in our most recent Annual Report on Form 10-K.
These consolidated financial statements also include two variable interest entities that we do not own, but which we are required by GAAP to consolidate. AirPro Mobile Air, LLC (“AMA”) is a distributor of after-market parts and supplies for motor vehicle air conditioning systems. Until early 2005, the business of AMA was conducted by our wholly-owned subsidiary, AirPro Holdings, Inc. (“AHI”). During 2005, we sold the primary operating assets (excluding real estate) of AHI to AMA. Among the consideration we received from AMA in exchange for the assets were cash, a 20% equity interest in AMA and a note payable to us from AMA. AMA is 80% owned by two individuals whom we employed at AHI.  Associated non-freight revenue during the first three months of 2006 was $2.5 million and the maximum amount of our potential exposure associated with AMA was approximately $1 million at March 31, 2006.
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
Prior to the January 1, 2006 adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  Accordingly, because the stock option grant price equaled the market price on the date of grant, no compensation expense has been recognized for Company-issued stock options issued prior to December 31, 2005.  As permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the Notes to the Consolidated Financial Statements we have previously filed with the SEC.
Effective January 1, 2006, we adopted SFAS 123R using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods.  Under this transition method, stock-based compensation is recognized for: (i) expense related to the remaining unvested portion of all stock-based awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (ii) expense related to all stock-based awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which is then amortized on a straight-line basis over the requisite service period.  See Note 3 of these Notes to Consolidated Condensed Financial Statements for further discussion of stock-based compensation.

2.    REVENUE AND EXPENSE RECOGNITION
Freight revenue and associated direct operating expenses are recognized on the date the freight is picked up from the shipper in accordance with the FASB’s Emerging Issues Task Force’s Issue No. 91-9 “Revenue and Expense Recognition for Freight Services In Progress” (“EITF No. 91-9”).
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

3.    STOCK-BASED COMPENSATION
On January 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method, and as a result, did not retroactively adjust results from prior periods.  Under this transition method, stock-based compensation must be recognized for: (i) any expense related to the remaining unvested portion of all stock-based awards granted prior to January 1, 2006, based on the grant date fair value, determined in accordance with the original provisions of SFAS 123; and (ii) any expense related to all stock option awards granted on or subsequent to January 1, 2006, based on the fair value determined in accordance with the provisions of SFAS 123R.  Because we had no such expenses that were required to be recognized upon the adoption of SFAS 123R, the adoption of SFAS 123R did not impact our financial statements for 2006 with regard to share-based payments issued to employees prior to January 1, 2006. During the latter part of the three-month period ended March 31, 2006, we granted 42,000 shares of restricted stock to officers and employees. The expense during the first three months of 2006 was $9,000, none of which was capitalized.
Pursuant to our Employee Stock Option Plan (the "Employee Plan"), we issued non-qualified stock options to substantially all of our employees (except officers) in 1997, 1998 and 1999. All grants issued under the Employee Plan were at the market value of our common stock on the date of the grant and generally did not begin to vest until five years following the grant, at which time they were 60% vested. Employee Plan stock options became 100% vested seven years after the date of grant. As of March 31, 2006, there were 388,000 options outstanding under the Plan, all of which were exercisable. Because our officers did not participate in the Employee Plan, no shareholder approval of the Employee Plan was required. As of March 31, 2006, the weighted average exercise price of options outstanding under the Employee Plan was $8.87. The Plan terminated during 2001 and no additional grants are permitted under the Plan.
Our shareholders approved the 2005 Stock Incentive Plan (the “2005 Plan”) at their annual meeting on May 5, 2005, which amended and restated the Frozen Food Express Industries, Inc. 2002 Incentive and Nonstatutory Option Plan (the "2002 Plan"). The 2005 Plan authorizes the award of shares of Restricted Stock, stock appreciation rights, stock units and performance shares, in addition to stock options which were authorized under the 2002 Plan.  Awards under the 2005 Plan may be made to key persons, including officers and directors who may be employees, and non-employee consultants or advisors. No individual may be granted options under the 2005 Plan in any single year if the total number of options granted to such an individual exceeds 100,000 shares. The 2005 Plan did not increase the 1.7 million total shares of Common Stock previously authorized for issuance under the 2002 Plan. Of such shares, as of March 31, 2006, all except 42,000 which were granted as restricted stock during the first three months of 2006 and 33,000 which remain available for future issuance have been granted as stock options.
During the first three months of 2006, we granted 42,000 shares of restricted stock and no stock options under the plan. During the first three months of 2005, options for 4,000 shares of our common stock were granted to key employees under the 2002 Plan. Stock options were granted at the market price on the date of grant during 2005 and vested immediately upon grant.  Our stock options expire ten years from the date of grant.  We issue new shares of common stock or reissue treasury shares upon exercise of stock options.
During 2005 we used the Black-Scholes valuation model in determining the fair value of stock options issued to employees. We will also use that valuation model for stock options, if any, that may be issued to employees after January 1, 2006. As permitted by SFAS 123, prior to January 1, 2006, no compensation expense was recorded for such issuances. If any options are issued to employees on or after January 1, 2006, the resulting compensation expense will be recognized over the requisite service period, which is generally equal to the vesting period. For options granted in 2005, vesting was immediate upon grant. Because the vesting period for such options did not extend into 2006, no expense from options granted during 2005 was recorded in 2005 or 2006. No options were issued during the three months ended March 31, 2006, and accordingly, no associated expense has been recorded in our consolidated financial statements.
The table below reflects net income and basic and diluted net income per share for the first three months of 2005, had we applied the fair value recognition provisions of SFAS 123:
Pro Forma Impact on
Net Income (in millions)
As reported	$3.3
Impact of SFAS No. 123, net of tax	(0.2)
$3.1

Pro Forma Impact on
Basic Net Income Per Share
As reported	$.19
Impact of SFAS No. 123, net of tax	(.02)
$.17

Pro Forma Impact on
Diluted Net Income Per Share
As reported	$.18
Impact of SFAS No. 123, net of tax	(.02)
$.16

In calculating the amounts in the preceding table, the weighted average fair value at the grant date for stock options issued during the first three months of fiscal 2005 was $4.88 per option.  We utilized and will continue to utilize the Black-Scholes model to determine the fair value of stock options granted, if any are granted in the future.  The fair value of stock options at date of grant was estimated using the following weighted average assumptions for the first quarter of fiscal 2005: (a) no dividend yield on our common stock, (b) expected stock price volatility of 42.1%, (c) a risk-free interest rate of 3.56% and (d) an expected option term of 4 years.
The expected term of the options represents the estimated period of time until exercise. It is based on our historical experience regarding similar options, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior.  Expected stock price volatility is based solely on historical price volatility of our common stock over a period commensurate with the expected term of the underlying stock options. The risk-free interest rate is based on the U.S. Treasury yield curve at the time of grant for Treasury issues with a maturity corresponding to the remaining term of the options. We have not paid cash dividends since and do not currently expect to pay any cash dividends in the foreseeable future.
Under SFAS 123R compensation expense will be recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations.  Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.
Stock option activity during the three-month period ended March 31, 2006 was as follows:

Options	Shares (000)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2006	2,988	$5.89
Granted	--	--
Exercised	(181)	5.49
Forfeited or expired	(4)	8.34
Outstanding at March 31, 2006	2,803	$5.91	6.36	$12,877
Exercisable at March 31, 2006	2,164	$4.46	5.07	$12,807

The aggregate intrinsic value in the tables above represents the total pretax value (the difference between our closing stock price on March 31, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by all option holders had all option holders exercised their options on March 31, 2006.  This amount will change over time based on the fair market value of our stock in the future.  For the quarters ended March 31, 2006 and 2005, respectively, the intrinsic value of options exercised was $898,000 and $935,000.  As of March 31, 2006, we had no stock options that were not yet vested and no unrecognized stock-based compensation expense related to stock options.  Cash received from option exercises for the three-month periods ended March 31 2006 and 2005, respectively, was approximately $1.0 and $2.0 million. The actual tax benefit realized for the options exercised for the quarters ended March 31, 2006 and 2005, respectively, was $111,000 and $378,000.
The fair value of restricted stock granted is equal to the fair market value of the Company's common stock on the date of grant. The weighted average fair value of restricted stock granted in the first quarter of fiscal 2006 was $11.29. No restricted stock was granted in the first quarter of fiscal 2005.  Restricted stock awards become 33%, 67% and 100% vested on a cumulative basis at the 1st, 2nd and 3rd anniversaries of such awards, respectively.
Restricted Stock activity during the three-month period ended March 31, 2006 was as follows:

Restricted Stock	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	--	$--
Granted	42,000	$11.29
Vested	--	--
Forfeited	--	--
Nonvested at March 31, 2006	42,000	$11.29

4.    RELATED PARTY TRANSACTIONS
During 2006, our Audit Committee reviewed the related-party leasing arrangements described below, which it had approved in prior years.  At the conclusion of the 2006 review, the audit committee and the board of directors determined that the related-party lease agreements should be cancelled subject to the negotiation of terms satisfactory to our audit committee and the related-party lessors. We have accounted for these arrangements as operating leases.
During each of the three-month periods ended March 31, 2005 and 2006, we leased tractors from our Chief Executive Officer (“CEO”) and our former (effective May 2006) Chief Operating Officer (“COO”), or partnerships under the control of such officers.  One of the lessors is a family partnership under the control of the CEO, from which we leased 68 of the 111 total tractors we leased from related parties during 2005 and 2006. Because the family partnership is a variable interest entity (see Note 1, “Basis of Presentation”), our consolidated financial statements include the financial statements of the family partnership.  Our current (effective May 2006) COO is the son of our CEO and beneficially owns 42.1% of the family partnership. The remaining 57.9% of the family partnership is beneficially owned by other family members, including 2.6% beneficially owned by our CEO who serves as the family partnership’s managing general partner.  The other 43 of the 111 total tractors we leased from related parties are leased personally from the CEO and the former COO, or personally from members of their families. The following discussion of the amounts we paid to the related parties for rentals under the leasing arrangements during each of the three month periods ended March 31, 2005 and 2006 includes all 111 tractors.
We pay the officers a premium over the tractor rentals we pay to unaffiliated lessors. During each of the three-month periods ended March 31, 2005 and 2006, the average monthly rent per tractor leased from related parties was about 10% higher than the rentals for tractors we leased from unrelated parties. During each of the three-month periods ended March 31, 2005 and 2006, payments to officers (including payments to the family partnership) under these leases were $477,000 and $505,000, respectively. During each of the three-month periods ended March 31, 2005 and 2006, the cost for related-party tractor leases was  approximately $50,000 more than it would have been had the tractors been leased from unrelated parties.
We also rent from the same officers 118 trailers on a month-to-month basis. Among the 118 trailers were 36 trailers that were rented from our former COO, but which were cancelled during June 2006. Upon cancellation, we purchased the 36 trailers from the former COO at their fair market value of $7,500 per trailer.
The rentals we paid for the 118 trailers leased from related parties were approximately $125,000 during each of the three-month periods ended March 31, 2005 and 2006. Per reference to similar rental agreements in effect between ourselves and unrelated third party trailer rental companies, during each of the three-month periods ended March 31, 2005 and 2006, the amount we paid to the related-party lessors was about $60,000 more than the trailers' fair rental value.
Related-party tractor leases are documented by formal lease contracts between ourselves and the lessors, but there is no written agreement between us and our related parties for the trailer leases.  Because of the absence of such a trailer rental agreement, the leases do not qualify as long term leases.  In Texas, long term leases are exempted from rental tax, but short term rentals are subject to such taxes.  The State of Texas determined that the related-party lessors had failed to pay such rental tax to the state, and assessed the related-party lessors for such taxes in the amount of approximately $200,000, a negotiated settlement for all such taxes due through March 31, 2006.
In the normal course of our business with unrelated-party lessors for short-term trailer rentals, we agree by the terms of the underlying written rental contracts that similar rental taxes will be for our account.  Unrelated-party rental companies add the taxes to their invoices to us and we remit the rental fee and the associated tax to the rental companies, who subsequently remit the taxes collected from us to the state where the rental transaction occurred.
In the case of our short-term related-party trailer rentals, because there was no formal rental contract, we were not legally obligated by contract to reimburse the lessors for the taxes that the State of Texas assessed against them.  As previously reported, the Audit Committee of our Board of Directors commenced an investigation into certain billing and other operational matters during February 2006.  The investigation was completed during May of 2006.  When the investigation began, the related-party lessors had requested reimbursement for their rental tax liability, but the Audit Committee had not yet acted on their request, pending the conclusion of the investigation.  Transactions with related parties require the approval in advance by the Audit Committee in all cases and the full Board of Directors in certain cases.  In June of 2006, the Audit Committee approved the related-party lessor's requests for reimbursement of the rental tax assessment described above. They further agreed to pay rental taxes of about $3,000 per month on trailers rented during the second quarter of 2006 as well as for subsequent future trailer rentals until such time as  the related-party trailer lease cancellations are negotiated and finalized.
A member of our finance staff devotes a significant portion of his time rendering tax and other professional services for the personal benefit of our CEO and former COO. We have determined that $10,000 of the finance staff member’s salary was related to the provision of such services during each of the three-month periods ended March 31, 2005 and 2006.
Prior to 2003, we entered into split dollar agreements for the benefit of our CEO and former COO. Under the agreements, we had agreed to pay certain premiums for split dollar insurance policies which we owned on the lives of the CEO and former COO. The CEO and former COO had agreed to repay such premiums to us on the earlier of each policy's surrender or cancellation or upon payment of any death benefit.
During 2003, we amended the agreements. The amendments (i) transferred ownership of the polices to the CEO and former COO, (ii) transferred the obligation to pay premiums to the CEO and former COO and (iii) provided us with assurance that our right to be repaid for the premiums that we had paid before the date of the amendment would be retained. No payments were made between us, the CEO or the COO directly in connection with the amendment. The expected discounted present value of such premiums to be repaid to the company is included in other non-current assets on our consolidated balance sheet.
During the three-month period ended March 31, 2006, we bought most of the trailers and trailer refrigeration units we use in our operations from W&B Refrigeration, LLP ("W&B"), an entity in which we own a 20% equity interest. We account for our investment by the equity method of accounting. All of our trailer purchase orders are awarded after a competitive bidding process to ensure that we are getting the best possible product quality, price, warranty and terms. We also rely on W&B to provide routine maintenance and warranty repair of the trailers and refrigeration units. During the three-month period ended March 31, 2006, we purchased trailers and refrigeration units aggregating $3.0 million from W&B. We made no such purchases in the first quarter of 2005. During each of the three-month periods ended March 31, 2005 and 2006, respectively, we paid W&B $300,000 and $602,000 for maintenance and repair services and parts.   As of March 31, 2006 and 2005, respectively, included in accounts payable were amounts owed to W&B of $1.1 million and $0.1 million for the purchase of trailers, parts and repair services.

5.    LONG-TERM DEBT
As of March 31, 2006, we had a $50 million secured line of credit pursuant to a revolving credit agreement with two commercial banks. The agreement expires June 1, 2007.
Interest is due monthly. We may elect to borrow at a daily interest rate based on the bank’s prime rate or for specified periods of time at fixed interest rates which are based on the London Interbank Offered Rate in effect at the time of a fixed rate borrowing. At March 31, 2006, although nothing was borrowed against this facility, $5.2 million was being used as collateral for letters of credit. Accordingly, at March 31, 2006 approximately $44.8 million was available under the agreement. To the extent that the line of credit is not used for borrowing or letters of credit, we pay a commitment fee to the banks.
Loans may be secured by liens against our inventory, trade accounts receivable and over-the-road trucking equipment. The agreement also contains a pricing “grid” where increased levels of profitability and cash flows or reduced levels of indebtedness can reduce the rates of interest expense we incur. The agreement restricts, among other things, payments of cash dividends, repurchases of our stock and the amount of our capital expenditures. The amount we may borrow under the facility may not exceed the lesser of $50 million, as adjusted for letters of credit and other debt as defined in the agreement, a borrowing base or a multiple of a measure of cash flow as described in the agreement. Loans and letters of credit will become due on the agreement expiration. As of March 31, 2006, we were in compliance with the terms of the agreement.
6.    COMMITMENTS AND CONTINGENCIES
We have accrued for costs related to public liability, cargo and work-related injury claims. When an incident occurs we record a reserve for the incident’s estimated outcome. As additional information becomes available, adjustments are made. Accrued claims liabilities include all such reserves and our estimate for incidents which have been incurred but not reported.
7.    NET INCOME PER SHARE OF COMMON STOCK
Our basic income per share was computed by dividing our net income by the weighted average number of shares of common stock outstanding during the period. The table below sets forth information regarding weighted average basic and diluted shares for each of the three month periods ended March 31, 2006 and 2005 (in thousands):
	2006	2005
Basic shares	17,986	17,656
Common stock equivalents	910	1,068
Diluted shares	18,896	18,724

For the three months ended March 31, 2006, we excluded 4,000 stock options from our calculation of common stock equivalents because their exercise prices exceeded the market price of our stock, which would have caused anti-dilution. For the three month period ended March 31, 2005, no such stock options were excluded.
8.    PRIOR PERIOD AMOUNTS
Certain prior period amounts have been reclassified to conform with the current period presentation.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
The following management's discussion and analysis describes the principal factors affecting our results of operations, liquidity, and capital resources. This discussion should be read in conjunction with the accompanying unaudited consolidated condensed financial statements and our Annual Report on Form 10-K for the year ended December 31, 2005, which include additional information about our business, our significant accounting policies and other relevant information that underlies our financial results. Without limiting the foregoing, the “Overview” and “Critical Accounting Policies and Estimates” sections under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our last Annual Report on Form 10-K should be read in conjunction with this Quarterly Report.
During the first quarter of 2006, the Audit Committee of our Board of Directors initiated an investigation into alleged improprieties involving certain of our billing practices and other operational matters.  The investigation was completed during the second quarter of 2006.  No adjustment to our previously reported financial results was indicated by the investigation, but the investigation did result in the realignment of certain billing and planning processes.  Such processes had previously been aligned under the supervision of our Chief Operating Officer.  In order to improve our internal controls over our billing and planning activities, those activities were realigned during the second quarter of 2006 to be under the supervision of the Chief Financial Officer.
Our operating expenses for the first three months of 2006 include approximately $1.25 million in professional fees and other expenses that we incurred relative to the investigation.  For the second quarter of 2006, we anticipate that such fees will approximate an additional $1.0 million.  We anticipate no further significant expenses associated with the investigation will be incurred during the final six months of 2006.
The professional fees we incurred related to the investigation accounted for about 50% of the decrease in our income from operations during the first three months of 2006, as compared to the comparable period of 2005.  Other factors that impacted our operating results are summarized in the remaining parts of this discussion.
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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2006 and 2005
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
Our dedicated fleet operation consists of tractors and trailers that only haul freight for a specific customer. Dedicated fleet revenue is asset based. Customers typically pay us weekly for trucks assigned to their service
Income from equipment rental represents amounts we charge to independent contractors for the use of trucks which we own and lease to the owner-operator, as well as income for special-use equipment rentals. For the first quarter of 2006, we have continued to provide trailers in the aftermaths of Hurricanes Katrina and Rita, services originally begun in the third quarter of 2005. During the first three months of 2006, we earned $1.7 from the rental of refrigerated trailers being used by governmental agencies in ongoing hurricane relief efforts. There was no such revenue during the comparable three months of 2005.
The rates we charge for our freight services include fuel adjustment charges. In periods when the price we incur for diesel fuel is high, we add fuel surcharges in an effort to recover this increase from our customers. The opposite is true when fuel prices decline.
The following table summarizes and compares the significant components of freight revenue for each of the three-month periods ended March 31, 2006 and 2005:

Freight revenue from (a)	2006	2005	(d)
Temperature-controlled fleet	$41.7	$43.4
Dry-freight fleet	20.6	21.7
Total truckload linehaul services	62.3	65.1
Dedicated fleets	6.0	5.4
Total full-truckload	68.3	70.5
Less-than truckload linehaul services	32.4	28.5
Fuel surcharges	17.0	10.8
Freight brokerage	2.9	4.8
Equipment rental	3.0	1.3
Total freight revenue	123.6	115.9
Freight operating expenses(a)	120.1	110.2
Income from frieght operations (a)	$3.5	$5.7
Freight operating ratio (b)	97.2%	95.1%
Total full-truckload revenue	$68.3	$70.5
Less-than-truckload linehaul revenue	32.4	28.5
Total linehaul and dedicated fleet revenue	$100.7	$99.0
Weekly average trucks in service	2,301	2,290
Revenue per truck per week (c)	$3,404	$3,362

Computational notes:
(a)	In millions.
(b)	Freight operating expenses divided by total freight revenue.
(c)	Average daily revenue times seven divided by weekly average trucks in service.
(d)
Due to changes in the way we tabulated the underlying data for 2006 and in order to provide a valid comparison to the 2006 statistical data, amounts reported for 2005 differ from amounts previously reported.

Fuel adjustment charges comprised 81% of the $7.7 million increase in freight revenue for the three months ended March 31, 2006, compared to the comparable period of 2005. Excluding fuel adjustment charges, revenue from our freight operations increased by $1.5 million (1.4%) between the three-month periods ended March 31, 2005 and 2006. Dedicated fleet revenue increased by $600 thousand (11%) between the three-month periods, reflecting our continuing efforts to expand our dedicated fleet customer base.
The following table summarizes and compares selected statistical data relating to our freight operations for the three month periods ended March 31, 2006 and 2005:

Truckload	2006	2005	(j)
Total linehaul miles (a)	47.1	48.4
Loaded miles (a)	42.7	43.5
Empty mile ratio (b)	9.3%	10.1%
Linehaul revenue per total mile (c)	$1.32	$1.35
Linehaul revenue per loaded mile (d)	$1.46	$1.50
Linehaul shipments (e)	44.3	46.1
Loaded miles per shipment (f)	964	944
Less-than-truckload
Hundredweight (e)	2,100	1,983
Shipments (e)	66.6	64.4
Linehaul revenue per hundredweight (g)	$15.43	$14.37
Linehaul revenue per shipment (h)	$486	$443
Average weight per shipment (i)	3,153	3,079

Computational notes:
(a)	In millions.
(b)	Total linehaul miles minus loaded miles divided by total linehaul miles.
(c)	Revenue from linehaul services divided by total linehaul miles.
(d)	Revenue from linehaul services divided by loaded miles.
(e)	In thousands.
(f)	Total loaded miles divided by number of linehaul shipments.
(g)	LTL revenue divided by hundredweight.
(h)	LTL revenue divided by number of shipments.
(i)	LTL hundredweight times one hundred divided by number of shipments.
(j)
Due to changes in the way we tabulated the underlying data for 2006 and in order to provide a valid comparison to the 2006 statistical data, amounts reported for 2005 differ from amounts previously reported.

Full-truckload revenue declined by $2.2 million (3.1%) during the three months ended March 31, 2006, as compared to the comparable period of 2005. Revenue per loaded mile declined by 2.7%, to $1.46, but our average length of haul improved by 2.1%, to 964 miles. The number of full-truckload linehaul shipments we transported during the first quarter of 2006 declined to 44,300, from 46,100 during the year-ago quarter. Throughout 2005, we sought and obtained rate increases from our customers in an effort to compensate us for increased operating costs and to reflect diminished capacity of the trucking industry to meet expanding customer demand for trucking services.  Factors mitigating the reduced per-mile revenue during the first three months of 2006, compared to the same period of 2005, included the  longer average length of haul for such shipments and a decrease in the proportion of our empty, or non-revenue-producing, to loaded, or revenue-producing, miles. The loss of 16 owner-operator provided tractors between March 31, 2005 and 2006 has constrained our ability to expand our full-truckload linehaul service. Redeployment of trucks from our linehaul service to dedicated fleets also impacted full-truckload linehaul revenue during the first three months of 2006, as indicated by an 11% increase in dedicated fleet revenue between the three-month periods.
Since the third quarter of 2005, we have redeployed certain tractors and trailers from our full-truckload linehaul fleets to provide relief services in the aftermaths of Hurricanes Katrina and Rita. Ongoing relief efforts generated revenue of approximately $1.7 million during the first quarter of 2006.
 Freight brokerage revenue declined by $1.9 million (39.6%), between the three month periods ended March 31, 2005 and 2006. Our freight brokerage provides transportation services to our customers by using equipment belonging to third party trucking companies. Payments to these trucking companies are negotiated for each load and are recorded as purchased transportation expense.
In our freight brokerage operation, we employ specialists knowledgeable in our freight network. During the second quarter of 2005, we determined that certain of the specialists we had been using would be replaced. We are presently exploring ways to improve the level and quality of our freight brokerage revenue.

Particularly in response to the rapidly escalating price of diesel fuel, we have begun to seek compensation from our customers for empty miles. Our linehaul rates are typically related to providing service between an origin and a destination. Often, it is necessary for trucks to run empty, or “deadhead” long distances from the city of their last destination to the city of their next origin. Historically, the expenses we incurred for deadhead miles were not passed through to the customer. Our trucks currently average between five and seven miles per gallon. Between the first quarter of 2005 and the first quarter of 2006, the average per-gallon price we incurred for fuel rose by 23%, to $2.38.  Due to this rapid increase, we have determined that we can no longer bear 100% of the costs of deadhead miles, and many of our customers have agreed to absorb at least some of our incremental deadhead expense.
LTL linehaul revenue improved by $3.9 million (13.7%) during the three months ended March 31, 2006 as compared to the comparable period of 2005. The number of LTL shipments transported rose by 3.4% between the first quarters of 2005 and 2006, the average weight of the shipments transported increased by 2.4%, and average linehaul revenue per LTL shipment improved by 9.7%, to $486.
The following table summarizes and compares the makeup of our fleets between truckload and LTL and between company-provided tractors and tractors provided by owner-operators as of March 31, 2006 and 2005:
	2006	2005
Truckload tractors
Company-provided	1,523	1,444
Owner-operator	535	547
Total truckload	2,058	1,991
LTL tractors
Company-provided	100	95
Owner-operator	146	150
Total LTL	246	245

Total company-provided	1,623	1,539
Total owner-operator	681	697
Tractors in service	2,304	2,236
Trailers in service	4,180	3,952

Recent high operating expenses in the trucking industry, particularly for maintenance and fuel, have contributed to a decline in the number of independent contractors providing equipment to the industry. Our ability to mitigate this industry-wide trend by expanding our company-operated fleets has been constrained by a lack of drivers qualified to operate the equipment.
 Freight Operating Expenses: The following table sets forth, as a percentage of freight revenue, certain major operating expenses for each of the three-month periods ended March 31, 2006 and 2005:

	2006	2005
Salaries, wages and related expenses	27.5%	26.4%
Purchased transportation	22.9	25.5
Fuel	16.8	14.4
Supplies and expenses	12.5	13.1
Revenue equipment rent and depreciation	10.6	10.8
Claims and insurance	3.2	3.0
Other	3.7	1.9
Total freight operating expenses	97.2%	95.1%

Salaries, Wages and Related Expenses: Salaries, wages and related expenses increased by $3.4 million (10.9%) during the first three months of 2006 as compared to the comparable period of 2005. The following table summarizes and compares the major components of these expenses for each of the three month periods ended March 31, 2006 and 2005 (in millions):

Amount of Salaries, Wages and Related Expesnes Attributable to	2006	2005
Driver salaries and per-diem expenses	$19.2	$17.9
Non-driver salaries	9.4	8.9
Payroll taxes	2.6	2.3
Work-related injuries	1.7	0.6
Health insurance and other	1.1	0.9
	$34.0	$30.6

Payroll expenses related to drivers rose by $1.3 million (7.3%) between the three month periods ended March 31, 2006 and 2005 due to changes in the average number of loaded miles traveled by our company-operated fleet. Employee-drivers are typically paid wages calculated on a per-linehaul mile basis. Employee-drivers in our dedicated fleets are typically paid by the day. The 2006 increase in driver pay is primarily due to the continued expansion of our dedicated fleet customer base.
During April of 2006, we increased our linehaul driver wage rate by $0.02 per mile, in an effort to improve our ability to retain qualified employee-drivers.
Between the three month periods ended March 31, 2005 and 2006, non-driver salaries and wages increased $0.5 million (5.6%). The increase was partially related to our continuing efforts to refocus our marketing efforts, merit increases and increased staffing related to the improved level of our business operations and our efforts to comply with the Sarbanes-Oxley Act of 2002. Higher accruals for employee incentive compensation also contributed to the increases between the three-month periods.
We sponsor a 401(k) wrap plan which enables employees to defer a portion of their current salaries to their post-retirement years. Because the wrap plan’s assets are held by a grantor or “rabbi” trust, we are required to include the wrap plan’s assets and liabilities in our consolidated financial statements. During the three month periods ended March 31, 2005 and 2006, respectively, such assets included approximately 130,000 and 146,000 shares of our common stock, which are classified as treasury stock in our consolidated balance sheet.
We are required to value the assets and liabilities of the wrap plan at market value on our periodic balance sheets, but accounting principles generally accepted in the United States preclude us from reflecting the treasury stock portion of the wrap plan’s assets at market value. When the market value of our common stock rises, this causes upward pressure on non-driver salaries and wage expense. The opposite is true when the market value of our common stock falls. During the first three months of 2005 and 2006, respectively, the per-share market price of our stock declined by $1.38 and $0.58 for 2005 and 2006, respectively. That resulted in a reduction of approximately $155,000 and $80,000 in first quarter salaries and wage expense for 2005 and 2006, respectively. Also, during the three month periods ended March 31, 2005 and 2006, respectively, our executive bonus and phantom stock plan was partially denominated in approximately 170,000 and 165,000 “phantom” shares of our stock, the liability for which is also determined by the value of our stock. That resulted in additional $200,000 and $60,000 reductions, respectively, in non-driver salaries and wage expense during the first three months of 2005 and 2006.
Because non-driver salaries and wages expense was reduced by approximately $380,000 during the first three months of 2005 as compared to approximately $140,000 during the comparable period of 2006, the net effect of stock-market fluctuations in the market value of our common stock was that such expenses during the first three months of 2006 were approximately $240,000 more than such expenses were during the comparable three months of 2005.
Salaries and wage expense associated with work-related injuries increased to $1.7 million during the first three months of 2006, as compared to $600 thousand during the comparable three months of 2005.  Such expenses principally relate to injuries sustained by employees during the course of their employment.
Expenses associated with payroll taxes did not change appreciably between the three month periods ended March 31, 2005 and 2006. Unfavorable claims experience in our employee health insurance plans was the principal cause of the increase in health insurance and other expenses.
Purchased Transportation: Purchased transportation expense declined by $1.3 million (4.2%) during the first three months of 2006 as compared to the comparable period of 2005. The following table summarizes and compares our purchased transportation expense for each of the three-month periods ended March 31, 2006 and 2005, by type of service (in millions):

Amount of Purchased Transportation Expense Incurred for	2006	2005
Linehaul service	$22.1	$23.1
Fuel adjustments	3.8	2.7
Freight brokerage and other	2.4	3.8
	$28.3	$29.6

Purchased transportation for linehaul service primarily represents payments to owner-operators in exchange for our use of their vehicles to transport shipments. The $1.0 million decrease in such expenses during the first three months of 2006 as compared to the comparable period of 2005 is primarily a result of a decrease in the number of owner-operator provided tractors in our fleets, from 697 as of March 31, 2005 to 681 as of March 31, 2006.
Independent contractors own tractors which are utilized by us to transport our customers' freight. As consideration for the use of their tractors, we pay the independent contractors amounts which are generally calculated based upon the revenue we receive from the freight they haul. Independent contractors are responsible for paying for the fuel that is consumed by their trucks. To the extent that our revenue from a shipment includes fuel adjustments charges, we pass such fuel adjustments through to the independent contractors to alleviate some of their increased fuel expense. Higher fuel prices during 2006 have accordingly served to further increase purchased transportation expense as compared to 2005.
Our freight brokerage provides transportation services to our customers by using equipment belonging to third party trucking companies. Payments to these trucking companies are negotiated for each load and recorded as purchased transportation expense. The 37% decline in freight brokerage purchased transportation expense to $2.4 million during the first three months of 2006, as compared to the comparable period of 2005, is in line with the 40% decline in related revenue between the 2005 and 2006 three-month periods.

 Fuel: Fuel expense increased by $4.1 million (24.5%) during the first three months of 2006 as compared to the same period of 2005. The following table summarizes and compares the relationship between fuel expense and freight linehaul revenue during each of the three-month periods ended March 31, 2006 and 2005:

	2006	2005
Total linehaul and dedicated fleet revenue	$100.7	$99.0
Fuel expense	$20.8	$16.7
Fuel expense as a percent of total linehaul and dedicated fleet revenue	20.7%	16.9%

The average price per gallon of fuel we paid during the first three months of 2006 was 23% more than during the comparable year-ago period. Fuel adjustment charges do not always fully compensate us and our independent contractors for increased fuel costs. Accordingly, fuel price volatility can impact our profitability. We have in place a number of strategies that mitigate, but do not eliminate, the impact of such volatility. Pursuant to the contracts and tariffs by which our freight rates are determined, most of those rates automatically fluctuate as diesel fuel prices rise and fall.
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
New federal environmental regulations over diesel engine exhaust cleanliness are slated to come into effect during the latter part of 2006. Tractors provided under the new regulations will be powered by engines with more extensive exhaust filtering systems. The new engines will also be designed to more completely burn diesel fuel, thereby reducing the level of particulates such engines discharge into the air. We expect to begin using tractors with the new engines during the latter half of 2007.
The new regulations will also require new standards in the composition of diesel fuel. The new fuel will be designed to contain fewer particulates, and is expected to be as much as ten cents per gallon more expensive than the fuel we presently use. The new fuel is also expected to result in lower miles per gallon (“mpg”) than the fuel that is presently in use. Had the new fuel been in use in all of our company-operated tractors and trailer refrigeration units during the first three months of 2006, had such fuel been ten cents per gallon more than what we incurred during that period and had our mpg dropped by .5 mpg, our fuel expense would have been about $2.5 million higher than what we incurred during the three months ended March 31, 2006. Consequently, we have planned our tractor orders to maximize delivery of 2006-model tractors and will not have to accept delivery of 2007-model tractors until the fall of 2007. That plan will delay the impact of the mpg decline, but will not avoid the increase in fuel prices. About one third of the aforementioned $2.5 million is fuel-price related. Our tractor fleet should be fully converted to the new engines by the end of 2011. We intend to continue to pass our increases in fuel expenses along to our customers but there can be no assurance that we will continue to succeed in those efforts.
Supplies and Expenses: Supplies and expenses increased by $0.3 million (1.8%) between the three month periods ended March 31, 2005 and 2006. The following table summarizes and compares the major components of these expenses between the 2005 and 2006 three month periods (in millions):

Amount of Supplies and Expenses Incurred for	2006	2005
Fleet repairs and maintenance	$5.1	$6.1
Freight handling	2.8	2.6
Driver travel expense	0.8	0.7
Tires	1.6	1.4
Terminal and warehouse expenses	1.4	1.7
Driver recruiting	1.4	0.9
Other	2.3	1.8
	$15.4	$15.2

Fleet repairs and maintenance declined by $1.0 million (16.4%) during the first quarter of 2006, as compared to the comparable quarter of 2005. By way of comparison, the $6.1 million we incurred for such activities in 2005 was 56.4% more than during the comparable period of 2004. Prior to 2005, we had been replacing our tractors on a 42 to 48 month cycle. Late in 2005, we began to shorten the cycle to 42 months. Older tractors are more costly to maintain and most repairs to newer tractors are covered by manufacturer’s warranties. We plan to continue phasing out older tractors during 2006. The cost of maintaining engines in newer tractors is rising as such tractors typically have more complex and hard to maintain air pollution control devices.
Driver recruiting expenses increased by $500,000 between the three month periods ended March 31, 2005 and 2006. The lack of availability of qualified truck drivers has been a problem for our industry for many years, and trucking companies usually recruit drivers from other trucking companies. Also, inexperienced driver candidates often must be properly trained before qualifying to be “solo” drivers. As qualified drivers have become harder to find, we have increased the amount we spend to advertise and solicit for such drivers. Improved retention of drivers currently in service is expected to mitigate the need to recruit drivers to replace those who leave. In order to improve such retention, we implemented a pay-rate increase for our employee drivers in April, 2006. We will continue to explore and implement other strategies in an effort to reduce recruiting costs through improved retention of employee-drivers currently in service.

Rentals and Depreciation: The total revenue equipment rent expense and depreciation expense increased by $0.6 million (5.1%) to $13.1 million during the first three months of 2006 as compared to the comparable period of 2005. This change was due in part to increased use of leasing to finance our fleet. Equipment rental includes a component of interest-related expense that is classified as non-operating expense when we incur debt to acquire equipment. Equipment rent and depreciation also are affected by the replacement of less expensive, older model company-operated tractors and trailers with more expensive new equipment.
Claims and Insurance: Claims and insurance expenses increased by $0.6 million (16.2%) during the first three months of 2006, as compared to the comparable period of 2005. The following table summarizes and compares the major components of claims and insurance expenses for each of the three-month periods ended March 31, 2006 and 2005 (in millions):

Amount of Claims and Insurance Expense Incurred for	2006	2005
Liability	$2.7	$2.5
Cargo	0.7	0.3
Physical damage, property and other	0.6	0.6
	$4.0	$3.4
The changes in the amounts of liability and cargo claims and insurance expense we incurred between the first three months of 2006 and 2005 resulted primarily from differences in the number and severity of incidents which occurred during the periods involved.
We have accrued for our estimated costs related to our liability claims. When an incident occurs we reserve for the incident's estimated outcome. As additional information becomes available, adjustments are made.
Accrued claims and liabilities on our balance sheets include reserves for over-the-road accidents, work-related injuries, self-insured employee medical expenses and cargo losses. Employee-related insurance costs are included in salaries, wages and related expenses in our statements of income. It is probable that the estimates we have accrued at any point in time will change in the future.
Claims and insurance expenses can vary significantly from year to year. The amount of open claims is significant. There can be no assurance that these claims will be settled without a material adverse effect on our financial position or our results of operations.
Under our current policies for liability incidents, we retain all of the risk for losses up to $3 million per incident. Between $3 million and $10 million, we retain 25% of the risk. We are fully insured for losses for each occurrence between $10 million and $25 million. Our existing policies for liability insurance will expire on June 1, 2007.
Gains on Disposition of Equipment:  Gains on the disposition of equipment were $634,000 during the first three months of 2006, as compared to $1.2 million during the comparable period of 2005.  The periodic amount of such gains depends primarily upon conditions in the market for previously-owned equipment and on the quantity of retired equipment sold.
Miscellaneous Expenses: Miscellaneous operating expenses increased by $1.5 million (125%) during the first three months of 2006, as compared to the comparable period of 2005.
The largest component of the increase (approximately $1.25 million) was for professional fees associated with the investigation commissioned by the Audit Committee of the Board of Directors, which was concluded during the second quarter of 2006.
Miscellaneous expenses also include fees for routine legal services, auditing fees, rentals associated with freight terminals, costs associated with compliance with the Sarbanes-Oxley Act of 2002 and our provisions for uncollectible accounts receivable.
Operating Income: Income from operations fell by $2.3 million during the first three months of 2006, as compared to the comparable period of 2005. The following table summarizes and compares our operating results from our freight and non-freight operations for each of the three-month periods ended March 31, 2006 and 2005 (in thousands):

Operating Income (Loss) from	2006	2005
Freight operations	$3,489	$5,628
Non-freight operations	(177)	5
	$3,312	$5,633

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

Interest and Other: The following table summarizes and compares our interest and other expenses for each of the three-month periods ended March 31, 2006 and 2005 (in thousands):

Amount of Interest and Other Expense (Income) from	2006	2005
Interest expense	$73	$109
Interest income	(117)	(12)
Equity in earnings of limited partnership	(137)	(33)
Life insurance and other	(91)	128
	$(272)	$192

Pre-Tax and Net Income: Pre-tax income declined by $1.9 million between the three month periods ended March 31, 2006 and 2005. Net income decreased by $1.4 million (41%) between the three month periods ended March 31, 2006 and 2005.
Non-deductible per diem expenses from employee-drivers are expected to increase our effective tax rate (income tax provision divided by pre-tax income) for fiscal 2006 by 9%. As a result of the non-deductible expenses and state income taxes, the effective tax rate for the three month period ended March 31, 2006 was 46%, which includes 2% for state income tax, net of federal benefit. Our effective tax rate during the first three months of 2005 was 39.2%. The principal factor that contributed to the lower rate in 2005 was the presence of a $3.8 million gain from the sale of a life insurance investment. The non-taxable gain occurred during the second quarter of 2005, but before we reported our first quarter 2005 results. We accordingly reflected the impact of the gain itself in our second quarter results, but reflected the impact from the sale on our effective tax rate ratably over each of the four quarters in 2005.
The presence of non-taxable income in pre-tax income served to reduce our 2005 effective rate. As of March 31, 2006, we continue to hold a life insurance investment of a similar size and type as we sold last year. We have not yet decided whether to sell our remaining investment during 2006. If we do and if we do not incur a taxable loss for the remainder of the year, our effective tax rate will be lower for the latter part of 2006 than the 46% we incurred during the first quarter of 2006.
Our remaining life insurance investment is carried at cash surrender value in our balance sheet and is included in other non-current assets.

LIQUIDITY AND CAPITAL RESOURCES
Debt and Working Capital: Cash from our freight revenue is typically collected between 30 and 50 days after the service has been provided. We continually seek to accelerate our collection of accounts receivable to enhance our liquidity or reduce any debt. Our freight business is highly dependent on the use of fuel, labor, operating supplies and equipment provided by owner-operators. We are typically obligated to pay for these resources within seven to fifteen days after we use them, so our payment cycle is a significantly shorter interval than is our collection cycle. This disparity between cash payments to our suppliers and cash receipts from our customers can create significant needs for borrowed funds to finance our working capital, especially during our busiest time of year.
As of March 31, 2006, our working capital (current assets minus current liabilities) was $31.7 million, as compared to $21.8 million as of March 31, 2005. Accounts receivable increased by $8.4 million (15.2%) between March 31, 2005 and 2006. Revenue increased by 6.8% between the quarters ended on those dates.
The remainder of the increase in accounts receivable was primarily due to revenue associated with our hurricane relief activities that was earned during the fourth quarter of 2005 and the first quarter of 2006. The collection cycle on such revenue is longer than for our other kinds of revenue due to more complicated billing requirements. The majority of such receivables was collected during the second quarter of 2006.
Our primary needs for capital resources are to finance working capital, expenditures for property and equipment and, from time to time, acquisitions. Working capital investment typically increases during periods of sales expansion when higher levels of receivables occur.
We had no long-term debt as of March 31, 2006, and the unused portion of the company's $50 million revolving credit facility was approximately $44.8 million. The credit agreement expires on June 1, 2007. We expect to renegotiate and extend or replace the credit agreement before December 31, 2006.
We believe that the funds available to us from our working capital, future operating cash flows and our credit and leasing facilities will be sufficient to finance our operation during the next twelve months.
Cash Flows: During the three month period ended March 31, 2006, cash provided by operating activities was $6.2 million as compared to $5.8 million during the comparable 2005 three month period. Operating cash flows were positively impacted during the first three months of 2006 as compared to the comparable period of 2005 by, among other things, changes in accounts receivable and accounts payable. The impact of these positive factors was negatively impacted by changes in accrued payroll, income taxes currently due, other current assets and lower net income.
Cash used in investing activities increased from $7.9 million during the first three months of 2005 to $9.9 million during the comparable period of 2006. Increased expenditures for property and equipment net of proceeds from the sale of retired assets accounted for 97% of this change.

Obligations and Commitments:  The table below sets forth information as to the amounts of our obligations and commitments as well as the year in which they will become due (in millions):

Payments Due by Year	Total	2006 (2)	2007	2008	2009	2010	After 2010
Long-term debt and letters of credit	$5.2	$--	$5.2	$--	$--	$--	$--
Purchase obligations	22.9	22.9	--	--	--	--	--
Operating leases for
Rentals (1)	70.5	18.6	18.7	15.0	9.1	5.2	3.9
Residual guarantees	5.5	2.4	1.1	0.9	1.1	--	--
Accounts payable	30.1	30.1	--	--	--	--	--
Income taxes	0.3	0.3	--	--	--	--	--
Accrued payroll	5.0	5.0	--	--	--	--	--
	139.5	$79.3	$25.0	$15.9	$10.2	$5.2	$3.9
Deferred compensation
Phantom stock (3)	1.1
Rabbi trust (4)	1.8
Total	$142.4

(1)
Our consolidated financial statements include the financial statements of a variable interest entity ("VIE") from which we lease 68 tractors.  The VIE is under the control of our Chairman and Chief Executive Officer.  Accounting principles generally accepted in the United States (GAAP) require such consolidation for financial reporting purposes.  Accordingly, our financial statements reflect the debt of the VIE as a financial obligation of the company.  Because the debt of the VIE is a legal obligation of the VIE and not of the company, the table above omits the debt of the VIE ($3.4 million due in 2006) and includes the rentals we are required to pay to the VIE of approximately $900,000, $1,000,000, $700,000, and $300,000 during 2006, 2007, 2008 and 2009, respectively.

(2)	Represents amounts due between April 1, 2006 and December 31, 2006.
(3)
Represents the current value of approximately 100,000 restricted phantom stock units awarded pursuant to the company’s Executive Bonus and Phantom Stock Plan and a Supplemental Executive Retirement Plan. An officer may elect to cash out any number of the phantom stock units between December 1 and December 15 of any year selected by the officer with the payout amount with respect to each phantom stock unit being generally equal to the greater of (i) the actual price of the company’s common stock on December 31 of the year of an officer’s election to cash out the unit, or (ii) the average of the 12 month-end values of such stock during the year in which an officer elects to cash out. Accordingly, we are unable to anticipate the year this currently unfunded obligation will be paid in cash or the amount of cash ultimately payable.

(4)
Includes the obligations of a "grantor" (or "rabbi") trust established in connection with our 401(k) Wrap Plan to hold company assets to satisfy obligations under the wrap plan. The trust obligations include approximately 146,000 shares of the company’s common stock that will be cashed out either upon the eligibility of the obligations to be transferred to our 401(k) Savings Plan or upon the retirement of individual wrap plan participants. Accordingly, we are unable to anticipate the year this amount will be paid in cash or the amount of cash ultimately payable.

As of March 31, 2006 our debt was zero and we had issued letters of credit for insurance purposes in the amount of $5.2 million.
As of March 31, 2006, we had contracts for construction of a new terminal and to purchase tractors and trailers totaling $22.9 million during 2006. We expect to lease many of the tractors and trailers assets when they are placed into service. The new terminal was completed and placed into service during June 2006.
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
Offsetting our lease residual guarantees, when our tractors were originally leased, the tractor manufacturer conditionally agreed to repurchase the tractors at the end of the term of the lease. Factors which may limit our ability to recover the amount of the residual guaranty from the manufacturer include specifications as to the physical condition of each tractor, their mechanical performance, each vehicle’s accumulated mileage, and whether or not we order replacement and additional vehicles from the same manufacturer. The price to be paid by the manufacturer is generally equal to the full amount of the lessor's residual. In addition to residual values, our tractor leases contain fair value purchase options. Our agreement with the tractor manufacturer enables, but does not require, us to sell the tractors back to the manufacturer at a future date, should we own them at such time, at a predetermined price. In order to avoid the administrative efforts necessary to return leased tractors to the lessor, we typically purchase such tractors from the lessor by paying the residual value and then sell the tractors to the manufacturer. There is no gain or loss on these transactions because the residual value we pay to the lessor is generally equal to the manufacturer’s purchase price.
At March 31, 2006, the amount of our obligations to lessors for residual guarantees did not exceed the amount we expect to recover from the manufacturer.
As of March 31, 2006, our lease commitments for 2006 and beyond included $2.0 million for rentals of tractors owned by our Chairman and Chief Executive Officer as well as our former Executive Vice President and Chief Operating Officer. For a discussion of such related party leases,  see Note 4 to the consolidated condensed financial statements, which were included at Item 1 to Part I of this Quarterly Report on Form 10-Q.
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
Factors that are not within our control which could cause actual results to differ materially from those in such forward-looking statements and may have a bearing on operating results include demand for our services and products, and our ability to meet that demand, which may be affected by, among other things, competition, weather conditions and the general economy, the availability and cost of labor, our ability to negotiate favorably with lenders and lessors, the effects of terrorism and war, the availability and cost of equipment, fuel and supplies, the market for previously-owned equipment, the impact of changes in the tax and regulatory environment in which we operate, operational risks and insurance, risks associated with the technologies and systems used and the other risks and uncertainties described elsewhere in our filings with the Securities and Exchange Commission. We do not assume any obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OFF-BALANCE SHEET ARRANGEMENTS
We utilize non-cancelable operating leases to finance a portion of our revenue equipment acquisitions. As of March 31, 2006, we leased 1,000 tractors and 2,145 trailers under operating leases with varying termination dates ranging from 2006 to 2012. Vehicles held under operating leases are not carried on our balance sheet, and lease payments for such vehicles are reflected in our income statements in the line item “Revenue equipment rent expense”. Our rental expense related to operating leases involving vehicles during the three months ended March 31, 2006 and 2005 was $8.0 million and $6.5 million, respectively.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk
As of March 31, 2006, we held no market risk sensitive instruments for trading purposes. For purposes other than trading, we held the following market risk sensitive instruments as of March 31, 2006:

Description	Discussion
Rabbi Trust investment in 146,000 shares of our stock, $0.3 million, and liabilities for stock-based deferred compensation arrangements, $1.8 million.

Our consolidated financial statements include the assets and liabilities of a Rabbi Trust established to hold the investments of participants in our 401(k) Wrap Plan and for deferred compensation liabilities under our Executive Bonus and Phantom Stock Plan. Such liabilities are adjusted from time to time to reflect changes in the market price of our Common Stock. Accordingly, our future compensation expense and income will be impacted by fluctuations in the market price of our Common Stock.

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

ITEM 4.  Controls and Procedures
(a) Disclosure Controls and Procedures:  As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and the operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2006, because of the material weaknesses discussed below.
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

As the material weaknesses in internal control over financial reporting described in the preceding paragraphs have not been corrected, management has concluded that as of March 31, 2006, the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.
(c) Changes in Internal Control over Financial Reporting: There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
(d) Remediation Efforts: In the first quarter of 2006, the Company began developing and implementing improved controls to remediate the conditions described in Item 4 (b) above.
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

PART II

OTHER INFORMATION

ITEM 1.    Legal Proceedings.
We are party to routine litigation incidental to our business, primarily involving claims for personal injury and property damage incurred in the ordinary and routine highway transportation of freight. As of March 31, 2006, the aggregate amount of reserves for such claims on our Consolidated Balance Sheet was $23.6 million. We maintain insurance programs and accrue for expected losses in amounts designed to cover liability resulting from personal injury, property damage, cargo and work-related injury claims.
On January 4, 2006, the Owner Operator Independent Drivers Association, Inc. and three independent contractors with trucks formerly contracted to one of our operating subsidiaries filed a putative class action complaint against the subsidiary in the United States District Court for the Northern District of Texas. The complaint alleges that parts of the subsidiary’s independent contractor agreements violate the federal Truth-in-Leasing regulations at 49 CFR Part 376. The complaint seeks to certify a class comprised of all independent contractors of motor vehicle equipment who have been party to a federally-regulated lease with the subsidiary during the time period beginning four years before the complaint was filed and continuing to the present, and seeks injunctive relief, an unspecified amount of damages, and legal costs. The subsidiary's response to the complaint was filed during March of 2006. Due to the early stage of this litigation, we do not believe it is in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case or what damages, if any, the plaintiffs would be awarded should they prevail on all or any part of their claims. However, we believe that the subsidiary has meritorious defenses, which it intends to assert vigorously.

ITEM 1A. Risk Factors

There are many factors that affect our business and the results of our operations, many of which are beyond our control. In this regard, "Item 1A. Risk Factors" of Part I of our Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the SEC on June 14, 2006, contains a description of significant factors and risks that may affect our business.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities for Quarter Ended March 31, 2006

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1 to January 31, 2006	--	$--	--	236,300
February 1 to February 28, 2006	--	--	--	236,300
March 1 to March 31, 2006	--	--	--	236,300
Total	--	$--	--	236,300

(1)
On August 11, 2004, our Board of Directors authorized the purchase of up to 750,000 shares of common stock from time to time on the open market or through private transactions at such times as management deems appropriate. The authorization did not specify an expiration date. Purchases may be increased, decreased or discontinued by our Board of Directors at any time without prior notice.

ITEM 3.    Defaults Upon Senior Securities
None.

ITEM 4.    Submission of Matters to a Vote of Security Holders
None.

ITEM 5.    Other Information
None.

ITEM 6.  Exhibits

Exhibits

3.1
Articles of Incorporation of the Registrant and all amendments to date (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

3.2	Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).

10.1
Summary of Compensation Arrangement for Thomas G. Yetter as of February 15, 2006 (filed as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on February 22, 2006, and incorporated herein by reference).

10.2
Summary of Compensation Arrangement for Thomas G. Yetter as of May 17, 2006 (filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on May 18, 2006, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)(17 CFR 240.13a-14(a)). (filed herewith)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)(17 CFR 240.13a-14(a)). (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

FROZEN FOOD EXPRESS INDUSTRIES, INC.
(Registrant)
Dated: June 29, 2006	By:	/s/ Stoney M. Stubbs, Jr.
Stoney M. Stubbs, Jr. President, Chairman and Chief Executive Officer

FROZEN FOOD EXPRESS INDUSTRIES, INC.
(Registrant)
Dated: June 29, 2006	By:	/s/ Thomas G. Yetter
Thomas G. Yetter Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1
Articles of Incorporation of the Registrant and all amendments to date (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and incorporated herein by reference).

3.2	Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and incorporated herein by reference).

10.1
Summary of Compensation Arrangement for Thomas G. Yetter as of February 15, 2006 (filed as Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on February 22, 2006, and incorporated herein by reference).

10.2
Summary of Compensation Arrangement for Thomas G. Yetter as of May 17, 2006 (filed as Exhibit 99.1 to Registrant’s Current Report on Form 8-K filed on May 18, 2006, and incorporated herein by reference).

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)(17 CFR 240.13a-14(a)). (filed herewith)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)(17 CFR 240.13a-14(a)). (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)