Form 10-Q
period 2006-06-30
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2006-08-09
CIK 39273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[MARK ONE]
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO ______________

FROZEN FOOD EXPRESS INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	1-10006 Commission File Number	75-1301831 (IRS Employer Identification No.)
1145 Empire Central Place Dallas, Texas 75247-4309 (Address of principal executive offices)		(214) 630-8090 (Registrant's telephone number, including area code)

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

☐ Yes        ☒ No

As of August 2, 2006, there were 18,317,953 shares of the registrant's common stock, par value $1.50 per share, outstanding.

RETURN TO INDEX

RETURN TO INDEX

PART I.  FINANCIAL INFORMATION
ITEM 1. Financial Statements

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(In thousands)

Assets	June 30, 2006 (unaudited)	December 31, 2005
Current assets
Cash and cash equivalents	$9,283	$10,957
Accounts receivable, net	55,871	68,216
Inventories	2,627	1,982
Tires on equipment in use	4,887	4,899
Deferred income taxes	4,087	4,354
Other current assets	14,304	7,550
Total current assets	91,059	97,958

Property and equipment, net	97,734	92,110
Other assets	11,700	10,887
Total assets	$200,493	$200,955
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$29,713	$28,292
Accrued claims	12,272	14,455
Accrued payroll	9,264	12,661
Income taxes payable	--	2,932
Accrued liabilities	2,486	2,947
Debt of variable interest entity	3,195	3,622
Total current liabilities	56,930	64,909

Long-term debt	--	--
Deferred income taxes	7,873	7,318
Accrued claims and liabilities	10,375	9,536
Total liabilities	75,178	81,763

Shareholders' equity
Par value of common stock (18,297 and 18,137 shares outstanding)	27,445	27,206
Paid-in capital	6,879	6,081
Unvested restricted stock (62 and 0 shares)	(637)	--
Retained earnings	93,088	89,040
	126,775	122,327
Less - treasury stock (148 and 331 shares)	1,460	3,135
Total shareholders' equity	125,315	119,192
Total liabilities and shareholders' equity	$200,493	$200,955

See accompanying notes to consolidated condensed financial statements.

RETURN TO INDEX

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Income
Three and Six Months Ended June 30,
(Unaudited and in thousands, except per share amounts)

	Three Months		Six Months
	2006	2005	2006	2005
Revenue
Freight revenue	$123,554	$123,250	$247,152	$239,122
Non-freight revenue	3,252	3,430	5,722	5,587
	126,806	126,680	252,874	244,709
Cost and expenses
Salaries, wages and related expenses	32,887	32,632	66,875	63,258
Purchased transportation	29,583	31,605	57,899	61,171
Fuel	23,651	19,090	44,469	35,809
Supplies and expenses	13,859	15,897	29,281	31,063
Revenue equipment rent	7,660	7,004	15,616	13,454
Depreciation	5,060	5,697	10,243	11,744
Communication and utilities	970	900	2,056	1,926
Claims and insurance	5,066	3,151	9,061	6,588
Operating taxes and licenses	944	1,026	2,245	2,202
Gain on disposition of equipment	(1,017)	(1,493)	(1,651)	(2,650)
Miscellaneous expenses	1,510	1,697	4,188	2,885
	120,173	117,206	240,282	227,450
Non-freight costs and operating expenses	3,165	3,428	5,812	5,580
	123,338	120,634	246,094	233,030
Operating income	3,468	6,046	6,780	11,679
Interest and other expense (income)
Interest expense	81	76	154	186
Interest income	(219)	(115)	(336)	(182)
Equity in earnings of limited partnership	(116)	(104)	(252)	(137)
Life insurance and other	(100)	(3,349)	(192)	(3,167)
	(354)	(3,492)	(626)	(3,300)
Income before income tax	3,822	9,538	7,406	14,979

Income tax provision	1,709	3,739	3,358	5,873

Net income	$2,113	$5,799	$4,048	$9,106

Net income per share of common stock
Basic	$0.12	$0.33	$0.22	$0.51
Diluted	$0.11	$0.31	$0.21	$0.49

Basic shares	18,059	17,843	18,019	17,750
Diluted shares	18,839	18,759	18,864	18,751

See accompanying notes to consolidated condensed financial statements.

RETURN TO INDEX

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
For the Six Months Ended June 30,
(Unaudited and in thousands)

	2006	2005
Net cash provided by operating activities	$11,897	$10,186

Cash flows from investing activities
Expenditures for property and equipment	(18,089)	(17,487)
Proceeds from sale of property and equipment	4,110	7,797
Net life insurance (expenditures) proceeds	(931)	4,759
Net cash used in investing activities	(14,910)	(4,931)

Cash flows from financing activities
Borrowings under revolving credit agreement	2,100	21,600
Payments against revolving credit agreement	(2,100)	(23,600)
Debt repaid by variable interest entities	(427)	(426)
Common stock issued	1,572	2,780
Treasury stock re-issued	--	120
Treasury stock reacquired	--	(241)
Income tax benefit from stock options exercised	196	--
Other	(2)	799
Net cash provided by financing activities	1,339	1,032

Net (decrease) increase in cash and cash equivalents	(1,674)	6,287
Cash and cash equivalents at January 1	10,957	3,142

Cash and cash equivalents at June 30	$9,283	$9,429

See accompanying notes to consolidated condensed financial statements.

RETURN TO INDEX

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
June 30, 2006 and 2005
(Unaudited)

1.  BASIS OF PRESENTATION
These consolidated condensed financial statements include Frozen Food Express Industries, Inc. and its subsidiary companies, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (which consisted only of normal recurring entries) necessary to present fairly our financial position, cash flows and results of operations have been made. Pursuant to SEC rules and regulations, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. We believe that the disclosures contained herein, when read in conjunction with the audited financial statements and notes included in our Annual Report on Form 10-K, filed with the SEC on June 14, 2006, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes included in our most recent Annual Report on Form 10-K.
These consolidated condensed financial statements also include two variable interest entities that we do not own, but which we are required by GAAP to consolidate. AirPro Mobile Air, LLC (“AMA”) is a distributor of after-market parts and supplies for motor vehicle air conditioning systems. Until early 2005, the business of AMA was conducted by our wholly-owned subsidiary, AirPro Holdings, Inc. (“AHI”). During 2005, we sold the primary operating assets (excluding real estate) of AHI to AMA. Among the consideration we received from AMA in exchange for the assets were cash, a 20% equity interest in AMA and a note payable to us from AMA.  Two individuals whom we employed at AHI own 80% of AMA.  After the sale, AHI changed its name to FX Holdings, Inc.  Associated non-freight revenue during the first six months of 2006 was $5.7 million and the maximum amount of our potential exposure associated with AMA was approximately $1.0 million at June 30, 2006.
The second variable interest entity that we do not own but which is consolidated into these financial statements is a family partnership from which we lease 68 tractors. The family partnership is under the control of our Chairman and Chief Executive Officer.  Our Senior Vice President and Chief Operating Officer also owns an interest in the family partnership.
Because we have determined that we are the principal beneficiary of each of these variable interest entities, both have been included in these consolidated condensed financial statements.
Prior to our January 1, 2006 adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations.  Accordingly, because the stock option grant price equaled the market price on the date of grant, no compensation expense has been recognized for Company-issued stock options issued prior to January 1, 2006.  As permitted by SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the financial statements we have previously filed with the SEC.
On January 1, 2006, we adopted SFAS 123R using the modified prospective transition method and, as a result, did not retroactively adjust results from prior periods.  Under this transition method, stock-based compensation is recognized for: (i) expense related to the remaining unvested portion of all stock-based awards granted prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123; and (ii) expense related to all stock-based awards granted on or subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R.  We apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which is then amortized on a straight-line basis over the appropriate service period.  See Note 3 of these Notes to Consolidated Condensed Financial Statements for further discussion of stock-based compensation.
Certain prior period amounts have been reclassified to conform to the current period's presentation.

RETURN TO INDEX

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

3.   STOCK-BASED COMPENSATION
On January 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method, and as a result, did not retroactively adjust results from prior periods.  Under this transition method, stock-based compensation must be recognized for: (i) any expense related to the remaining unvested portion of all stock-based awards granted prior to January 1, 2006, based on the grant date fair value, determined in accordance with the original provisions of SFAS 123; and (ii) any expense related to all stock option awards granted on or subsequent to January 1, 2006, based on the fair value determined in accordance with the provisions of SFAS 123R.  Because we had no material expenses that were required to be recognized upon the adoption of SFAS 123R, the adoption of SFAS 123R did not impact our financial statements for 2006 with regard to share-based payments issued to employees prior to January 1, 2006. During the six-month period ended June 30, 2006, we granted 75,000 shares of restricted stock to officers and employees and 13,000 of those shares were forfeited during the three months ended June 30, 2006. The expense associated with restricted stock awards during the first six months of 2006 was $45,000, none of which was capitalized.
Pursuant to our Employee Stock Option Plan (the "Employee Plan"), we issued non-qualified stock options to substantially all of our employees (except officers) in 1997, 1998 and 1999. All grants issued under the Employee Plan were at the market value of our common stock on the date of the grant.  Employee Plan stock options became 100% vested seven years after the date of grant. As of June 30, 2006, there were 339,000 options outstanding under the Plan, all of which were exercisable. Because our officers did not participate in the Employee Plan, no shareholder approval of the Employee Plan was required. As of June 30, 2006, the weighted average exercise price of options outstanding under the Employee Plan was $8.87. The Plan terminated during 2001 and no additional grants are permitted under the Plan.
Our shareholders approved the Frozen Food Express Industries, Inc. 2005 Stock Incentive Plan (the "2005 Plan") at their annual meeting on May 5, 2005, which amended and restated the Frozen Food Express Industries, Inc. 2002 Incentive and Nonstatutory Option Plan (the "2002 Plan"). The 2005 Plan authorizes the award of shares of Restricted Stock, stock appreciation rights, stock units and performance shares, in addition to stock options which were authorized under the 2002 Plan.  Awards under the 2005 Plan may be made to key persons, including officers and directors who may be employees, and non-employee consultants or advisors. No individual may be granted options under the 2005 Plan in any single year if the total number of options granted to such an individual exceeds 100,000 shares.
During the first six months of 2006, we granted 75,000 shares (13,000 of which were subsequently forfeited) of restricted stock to officers and key employees and no stock options under the 2005 plan. During the first six months of 2005, options for 4,000 shares of our common stock were granted to officers and key employees under the 2005 Plan. Stock options were granted at the market price on the date of grant during 2005 and vested immediately upon grant.  Our stock options expire ten years from the date of grant.  We issue new shares of common stock or reissue treasury shares upon exercise of stock options.
During 2005 we used the Black-Scholes valuation model to determine the fair value of stock options issued to employees. We will also use that valuation model for stock options, if any, that may be issued to employees after January 1, 2006. As permitted by SFAS 123, prior to January 1, 2006, no compensation expense was recorded for such issuances. If any options are issued to employees on or after January 1, 2006, the resulting compensation expense will be recognized over the appropriate service period, which is generally equal to the vesting period. For options granted in 2005, vesting was immediate upon grant. Because the vesting period for such options did not extend into 2006, no expense from options granted during 2005 was recorded in 2006. No stock options were issued during the six months ended June 30, 2006, and accordingly, no expense associated with stock options has been recorded in our consolidated condensed financial statements.
The table below presents net income and basic and diluted net income per share for the three- and six-month periods ended June 30, 2005, had we applied the fair value recognition provisions of SFAS 123:

Pro Forma Impact on	Three Months	Six Months
Net Income (in millions)	2005	2005
As reported	$5.8	$9.1
Impact of SFAS No. 123, net of tax	(0.2)	(0.4)
	$5.6	$8.7

Pro Forma Impact on	Three Months	Six Months
Basic Net Income Per Share	2005	2005
As reported	$0.33	$0.51
Impact of SFAS No. 123, net of tax	(0.02)	(0.02)
	$0.31	$0.49

Pro Forma Impact on	Three Months	Six Months
Diluted Net Income Per Share	2005	2005
As reported	$0.31	$0.49
Impact of SFAS No. 123, net of tax	(0.01)	(0.03)
	$0.30	$0.46

RETURN TO INDEX
In calculating the amounts in the preceding table, the weighted average fair value at the grant date for stock options issued during the first six months of fiscal 2005 was $4.88 per option.  We utilized and will continue to utilize the Black-Scholes model to determine the fair value of stock options granted, if any are granted in the future.  The fair value of stock options at date of grant was estimated using the following weighted average assumptions for the six months ended June 30, 2005: (a) no dividend yield on our common stock, (b) expected stock price volatility of 42.1%, (c) a risk-free interest rate of 3.56% and (d) an expected option term of 4 years.
The expected term of the options represented the estimated period of time until exercise. It was based on our previous experience regarding similar options, giving consideration to the contractual terms, vesting schedules and our expectations of future employee behavior regarding the exercise and forfeiture of stock options.  Expected stock price volatility was based solely on historical price volatility of our common stock over a period commensurate with the expected term of the underlying stock options. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of grant for Treasury issues with a maturity corresponding to the remaining term of the options. We have not paid cash dividends since 1998 and do not currently expect to pay any cash dividends in the foreseeable future.
Under SFAS 123R, compensation expense will be recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations.  Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as the forfeitures occurred.
Stock option activity during the six-month period ended June 30, 2006 was as follows:
Options	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	2,988	$5.89
Granted	--	--
Exercised	(256)	6.14
Forfeited or expired	(49)	9.78
Outstanding at June 30, 2006	2,683	$5.78	5.92	$14,082
Exercisable at June 30, 2006	2,082	$4.42	4.92	$13,761

The aggregate intrinsic value in the tables above represents the total pre-tax value (the difference between our closing stock price on June 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by all option holders had all option holders exercised their options on June 30, 2006.  This amount will change over time based on the fair market value of our stock in the future.  For each of the six-month periods ended June 30, 2006 and 2005, the intrinsic value of options exercised was approximately $1.8 million. As of June 30, 2006, we had no stock options that were not yet vested and no unrecognized stock-based compensation expense related to stock options.  Cash received from option exercises for the six-month periods ended June 30, 2006 and 2005, respectively, was approximately $1.6 million and  $2.8 million. The actual tax benefit we realized for the options exercised for the six-month periods ended June 30, 2006 and 2005, was approximately $0.2 million and $0.6 million, respectively.
The fair value of restricted stock granted is equal to the fair market value of our common stock on the date of grant. The weighted average fair value of restricted stock granted in the first half of fiscal 2006 was $10.43. No restricted stock was granted in the first half of fiscal 2005.  Restricted stock awards become 33%, 67% and 100% vested on a cumulative basis on the 1st, 2nd and 3rd anniversaries of such awards, respectively.
Restricted Stock activity during the six-month period ended June 30, 2006 was as follows:
Restricted Stock	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	--	$--
Granted	74,979	10.43
Vested	--	--
Forfeited	(13,160)	11.03
Nonvested at June 30, 2006	61,819	$10.30

RETURN TO INDEX
4.  RELATED PARTY TRANSACTIONS
During 2006, our Audit Committee reviewed the related-party leasing arrangements described below, which it had approved in prior years.  At the conclusion of its 2006 review, the Audit Committee and the Board of Directors determined that the related-party lease agreements should be cancelled subject to the negotiation of terms satisfactory to our Audit Committee and the related-party lessors. We have accounted for these arrangements as operating leases.
During each of the six-month periods ended June 30, 2005 and 2006, we leased tractors from our Chief Executive Officer (“CEO”) and our former (effective May 2006) Chief Operating Officer (“COO”), or partnerships under the control of such officers.  One of the lessors is a family partnership under the control of the CEO, from which we leased 68 of the 111 total tractors we leased from related parties during 2005 and 2006. Thirty-eight of the 111 tractors were leased from the former COO.  Eight of the former COO's tractor leases expired during June of 2006.
Because the family partnership is a variable interest entity (see Note 1, “Basis of Presentation”), these consolidated condensed financial statements include the financial statements of the family partnership.  Our current (effective May 2006) COO is the son of our CEO and beneficially owns 42.1% of the family partnership. The remaining 57.9% of the family partnership is beneficially owned by other family members, including 2.6% beneficially owned by our CEO who serves as the family partnership’s managing general partner.  The other 35 of the 103 total tractors we leased from related parties at June 30, 2006 are leased personally from the CEO (5 tractors) and the former COO (30 tractors), or personally from members of their families.  The following discussion of the amounts we paid to the related parties for rentals under the leasing arrangements during each of the six-month periods ended June 30, 2005 and 2006 includes all 111 tractors.
We pay the officers a premium over the tractor rentals we pay to unaffiliated lessors. During each of the six-month periods ended June 30, 2005 and 2006, the average monthly rent per tractor leased from related parties was about 10% higher than the rentals for tractors we leased from unrelated parties. During each of the six-month periods ended June 30, 2005 and 2006, payments to officers (including payments to the family partnership) under these leases were approximately $1.0 million. During each of the six-month periods ended June 30, 2005 and 2006, the cost for related-party tractor leases was approximately $100 thousand more than it would have been had the tractors been leased from unrelated parties.
During the first six months of 2005 and 2006, we also rented from the same officers 118 trailers on a month-to-month basis. Among the 118 trailers were 36 trailers that were rented from our former COO, but which were cancelled during June 2006. Upon cancellation, we purchased the 36 trailers from the former COO at their fair market value of $7,500 per trailer.
The rentals we paid for the 118 trailers leased from related parties were approximately $250 thousand during each of the six-month periods ended June 30, 2005 and 2006. Per reference to similar rental agreements in effect between ourselves and unrelated third party trailer rental companies, during each of the six-month periods ended June 30, 2005 and 2006, the amount we paid to the related-party lessors was about $120 thousand more than the trailers' fair rental value.
Related-party tractor leases are documented by formal lease contracts between us and the lessors, but there is no written agreement between us and our related parties for the trailer leases.  Because of the absence of such a trailer rental agreement, the leases do not qualify as long term leases.  In Texas, long term leases are exempted from rental tax, but short term rentals are subject to such taxes.  The State of Texas determined that the related-party lessors had failed to pay such rental tax and assessed the related-party lessors for such taxes in the amount of approximately $0.2 million, a negotiated settlement for all such taxes due through March 31, 2006.
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
In the case of our short-term related-party trailer rentals, because there was no formal rental contract, we were not legally obligated by contract to reimburse the lessors for the taxes that the State of Texas assessed against them.  As previously reported, the Audit Committee of our Board of Directors commenced an investigation into certain billing and other operational matters during February 2006.  The investigation was completed during May of 2006.  When the investigation began, the related-party lessors had requested reimbursement for their rental tax liability, but the Audit Committee had not yet acted on their request, pending the conclusion of the investigation.  Transactions with related parties require the approval in advance by the Audit Committee in all cases and the full Board of Directors in certain cases.  In June 2006, the Audit Committee approved the related-party lessor's requests for reimbursement of the rental tax assessment described above. They further agreed to pay rental taxes of about $3 thousand per month on trailers rented during the second quarter of 2006 as well as for subsequent future trailer rentals until such time as the related-party trailer lease cancellations are negotiated and finalized.
A member of our finance staff devotes a significant portion of his time rendering tax and other professional services for the personal benefit of our CEO and former COO. We have determined that $20 thousand of the finance staff member’s salary was related to the provision of such services during each of the six-month periods ended June 30, 2005 and 2006.
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
During 2003, we amended the split-dollar agreements. The amendments (i) transferred ownership of the polices to the CEO and former COO, (ii) transferred the obligation to pay premiums to the CEO and former COO and (iii) provided us with assurance that our right to be repaid for the premiums that we had paid before the date of the amendment would be retained. No payments were made between us, the CEO or the COO directly in connection with the amendment. The expected discounted present value of such premiums to be repaid to the company is included in other non-current assets on our consolidated balance sheets.
During the six-month period ended June 30, 2006, most of the trailers and trailer refrigeration units we purchased for use in our operations were purchased from W&B Refrigeration, LLP ("W&B"), an entity in which we own a 20% equity interest. We account for our investment using the equity method of accounting. All of our trailer purchase orders are awarded after a competitive bidding process to ensure that we are getting the best possible product quality, price, warranty and terms. We also rely on W&B to provide routine maintenance and warranty repair of the trailers and refrigeration units. During the six-month period ended June 30, 2006, we purchased trailers and refrigeration units aggregating $2.8 million from W&B. We made no such purchases in the first half of 2005. During each of the six-month periods ended June 30, 2006 and 2005, respectively, we paid W&B $0.9 million and $0.7 million for maintenance and repair services and parts.   As of June 30, 2006 and 2005, respectively, included in our accounts payable were amounts owed to W&B of $0.5 million and $0.3 million for the purchase of trailers, parts and repair services.

RETURN TO INDEX

5. LONG-TERM DEBT
As of June 30, 2006, we had a $50 million secured line of credit pursuant to a revolving credit agreement with two commercial banks. The agreement expires June 1, 2007.
Interest is due monthly. We may elect to borrow at a daily interest rate based on the bank’s prime rate or for specified periods of time at fixed interest rates which are based on the London Interbank Offered Rate in effect at the time of a fixed rate borrowing. At June 30, 2006, although nothing was borrowed against this facility, $5.3 million was being used as collateral for letters of credit. Accordingly, at June 30, 2006 approximately $44.7 million was available under the agreement. To the extent that the line of credit is not used for borrowing or letters of credit, we pay a commitment fee to the banks.
Loans may be secured by liens against our inventory, trade accounts receivable and over-the-road trucking equipment. The agreement also contains a pricing “grid” where increased levels of profitability and cash flows or reduced levels of indebtedness can reduce the rates of interest expense we incur. The agreement restricts, among other things, payments of cash dividends, repurchases of our stock and the amount of our capital expenditures. The amount we may borrow under the facility may not exceed the lesser of $50 million, as adjusted for letters of credit and other debt as defined in the agreement, a borrowing base or a multiple of a measure of cash flow as described in the agreement. Loans and letters of credit will become due upon the expiration of the agreement. As of June 30, 2006, we were in compliance with the terms of the agreement.

6. COMMITMENTS AND CONTINGENCIES
We have accrued for costs related to public liability, cargo, employee health insurance and work-related injury claims. When an incident occurs we record a reserve for the incident’s estimated outcome. As additional information becomes available, adjustments are made. Accrued claims liabilities include all such reserves and our estimate for incidents which have been incurred but not reported.

7. NET INCOME PER SHARE OF COMMON STOCK
Our basic income per share was computed by dividing our net income by the weighted average number of shares of common stock outstanding during the period. The table below sets forth information regarding weighted average basic and diluted shares for each of the three- and six-month periods ended June 30, 2006 and 2005 (in thousands):

	Three Months		Six Months
	2006	2005	2006	2005
Basic shares	18,059	17,843	18,019	17,750
Common stock equivalents	780	916	845	1,001
Diluted shares	18,839	18,759	18,864	18,751

For the three and six months ended June 30, 2006, we excluded 618,000 and 41,500 stock options, respectively, from our calculation of common stock equivalents because their exercise prices exceeded the market price of our stock, which would have been anti-dilutive.  For the three- and six-month periods ended June 30, 2005, respectively, 20,000 and 14,000 such stock options were excluded.

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
During the first quarter of 2006, the Audit Committee of our Board of Directors initiated an investigation into alleged improprieties involving certain of our billing practices and other operational matters.  The investigation was completed during the second quarter of 2006.  No adjustment to our previously reported financial results was indicated by the investigation, but the investigation did result in the realignment of certain billing and planning processes.  Such processes had previously been aligned under the supervision of our former Chief Operating Officer.  In order to improve our internal controls over our billing and planning activities, those activities were realigned during the second quarter of 2006 to be under the supervision of the Chief Financial Officer.
Our operating expenses for the first six months of 2006 include approximately $2.1 million in professional fees and other expenses that we incurred relative to the investigation.  We anticipate no further significant expenses associated with the investigation will be incurred during the final six months of 2006.
The professional fees we incurred relating to the investigation accounted for about 43% of the decrease in our income from operations during the first six months of 2006, as compared to the same period of 2005.  Other factors that impacted our operating results are summarized in the remaining parts of this discussion.
During the second quarter of 2005, we sold a life insurance investment.  In connection with the sale, we received cash of $6.1 million and realized a gain of $3.8 million.  No such transaction has occurred during 2006.  The absence of such a gain from our 2005 results represents 66% of the $5.7 million decline in our pre-tax income between the three-month periods ended June 30, 2005 and 2006.
During April of 2005, we sold certain operating assets of our remaining non-freight subsidiary, Airpro Holdings, Inc. ("AHI").  The buyer was a newly-formed entity, Airpro Mobile Air, LLC ("AMA").  After the sale, AHI, which owns 20% of AMA, changed its name to FX Holdings, Inc. ("FX").  Because FFE remains the primary beneficiary of AMA, we are required by Financial Accounting Standards Board Interpretation No. 46 (revised) to consolidate the financial statements of AMA.
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

RETURN TO INDEX

RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2006 and 2005

Freight Revenue: Our freight revenue is derived from five types of transactions.  Linehaul revenue is order-based and earned by transporting cargo for our customers using tractors and trailers that we control by ownership, long-term leases or by agreements with independent contractors (sometimes referred to as “owner-operators”). Within our linehaul freight service portfolio we offer both truckload and less-than-truckload (“LTL”) services. Over 90% of our LTL linehaul shipments must be temperature-controlled to prevent damage to the cargo. We operate fleets that focus on refrigerated or “temperature-controlled” LTL shipments, truckload temperature-controlled shipments and truckload non-refrigerated, or “dry”, shipments. Our freight brokerage provides freight transportation services to customers using third-party trucking companies.
Our dedicated fleet operation consists of tractors and trailers that only haul freight for a specific customer. Dedicated fleet revenue is asset based. Customers typically pay us weekly for trucks assigned to their service.
Income from equipment rental represents amounts we charge to independent contractors for the use of trucks which we own and lease to the owner-operator, as well as income for special-use equipment rentals. For the second quarter of 2006, we continued to provide trailers in the aftermaths of Hurricanes Katrina and Rita, services which originated in the third quarter of 2005. During the first six months of 2006, revenue from the rental of refrigerated trailers being used by governmental agencies in ongoing hurricane relief efforts was $2.1 million.  There was no such revenue during the comparable six months of 2005.
The rates we charge for our freight services include fuel adjustment charges. In periods when the price we incur for diesel fuel is high, we add fuel surcharges in an effort to recover this increase from our customers. The opposite is true when fuel prices decline.
The following table summarizes and compares the significant components of freight revenue for each of the three- and six-month periods ended June 30, 2006 and 2005:

	Three Months		Six Months
Freight revenue from (a):	2006	2005(d)	2006	2005(d)
Temperature-controlled fleet	$42.2	$45.2	$83.9	$88.6
Dry-freight fleet	20.2	22.4	40.8	44.1
Total truckload linehaul services	62.4	67.6	124.7	132.7
Dedicated fleets	5.3	5.6	11.3	11.0
Total full-truckload	67.7	73.2	136.0	143.7
Less-than truckload linehaul services	30.7	31.5	63.1	60.0
Fuel surcharges	20.2	14.0	37.2	24.8
Freight brokerage	3.1	3.1	6.0	7.9
Equipment rental	1.9	1.4	4.9	2.7
Total freight revenue	$123.6	$123.2	$247.2	$239.1
Freight operating expenses(a)	$120.2	$117.2	$240.3	$227.4
Income from freight operations (a)	$3.4	$6.0	$6.9	$11.7
Freight operating ratio (b)	97.3%	95.1%	97.2%	95.1%
Total full-truckload revenue	$67.7	$73.2	$136.0	$143.7
Less-than-truckload linehaul revenue	30.7	31.5	63.1	60.0
Total linehaul and dedicated fleet revenue	$98.4	$104.7	$199.1	$203.7
Weekly average trucks in service	2,235	2,269	2,267	2,282
Revenue per truck per week (c)	$3,387	$3,550	$3,397	$3,452

Computational notes:
(a)	Revenue and expense amounts are stated in million of dollars. The amounts presented in the table may not agree to the amounts shown in the accompanying statements of income due to rounding.
(b)	Freight operating expenses divided by total freight revenue.
(c)	Average daily revenue times seven, divided by weekly average trucks in service.
(d)
Due to changes in the way we tabulated the underlying data for 2006 and in order to provide a valid comparison to the 2006 statistical data, amounts reported for 2005 may differ from amounts previously reported.

RETURN TO INDEX

Excluding fuel adjustment charges, revenue from our freight operations decreased by $5.8 million (5.3%) and $4.3 million (2.0%) between the three- and six-month periods ended June 30, 2005 and 2006.  Dedicated fleet revenue increased by  $0.3 million (2.7%) between the six-month periods, reflecting our continuing efforts to expand our dedicated fleet customer base.
The following table summarizes and compares our revenue from full-truckload linehaul services and related data for each of the three- and six-month periods ended June 30, 2006 and 2005:

	Three Months		Six Months
Truckload	2006	2005(j)	2006	2005(j)
Total linehaul miles (a)	46.5	50.0	93.6	98.4
Loaded miles (a)	42.0	45.1	84.7	88.6
Empty mile ratio (b)	9.7%	9.8%	9.5%	10.0%
Linehaul revenue per total mile (c)	$1.34	$1.35	$1.33	$1.35
Linehaul revenue per loaded mile (d)	$1.49	$1.50	$1.47	$1.50
Linehaul shipments (e)	43.8	47.4	88.1	93.5
Loaded miles per shipment (f)	959	951	961	948
Less-than-truckload
Hundredweight (e)	2,043	2,167	4,143	4,150
Shipments (e)	65.5	69.7	132.1	134.1
Linehaul revenue per hundredweight (g)	$15.03	$14.54	$15.23	$14.46
Linehaul revenue per shipment (h)	$469	$452	$478	$447
Average weight per shipment (i)	3,119	3,109	3,136	3,095

Computational notes:
(a)	In millions.
(b)	Total linehaul miles minus loaded miles, divided by total linehaul miles.
(c)	Revenue from linehaul services divided by total linehaul miles.
(d)	Revenue from linehaul services divided by loaded miles.
(e)	In thousands.
(f)	Total loaded miles divided by number of linehaul shipments.
(g)	LTL revenue divided by hundredweight.
(h)	LTL revenue divided by number of shipments.
(i)	LTL hundredweight times one hundred, divided by number of shipments.
(j)
Due to changes in the way we tabulated the underlying data for 2006 and in order to provide a valid comparison to the 2006 statistical data, amounts reported for 2005 may differ from amounts previously reported.

Full-truckload revenue declined by $5.5 million (7.5%) and $7.7 million (5.4%) during the three and six months ended June 30, 2006, as compared to the same period of 2005. Revenue per loaded mile declined by 0.7% to $1.49 and by 2.0%, to $1.47 for the 2006 three- and six-month periods, respectively, as compared to the same periods of 2005. During the six-month period ended June 30, 2006 as compared to the same period of 2005, the average length of haul improved to 961 miles (1.4%), helping to offset the reduction in revenue per loaded mile, and our empty mile ratio improved from 10.0% to 9.5%. The number of full-truckload linehaul shipments we transported during the second quarter of 2006 declined 7.6% to 43,800 shipments, down from 47,400 during the year-ago quarter.
The loss of 100 owner-operator-provided tractors between June 30, 2005 and June 30, 2006 has constrained our ability to expand our full-truckload linehaul service. Redeployment of trucks from our linehaul service to dedicated fleets also impacted full-truckload linehaul revenue during the first six months of 2006, as indicated by a 2.7% increase in dedicated fleet revenue between the six-month periods.

RETURN TO INDEX

Since the third quarter of 2005, we have redeployed certain tractors and trailers from our full-truckload linehaul fleets to provide relief services in the aftermaths of Hurricanes Katrina and Rita. Ongoing relief efforts generated revenue of approximately $0.4 million during the second quarter of 2006 and $2.1 million for the six months ended June 30, 2006.
 Freight brokerage revenue declined by $1.9 million (24.1%) between the six-month periods ended June 30, 2005 and 2006, but did not vary significantly when comparing the second quarters of 2006 and 2005. Our freight brokerage provides transportation services to our customers by using equipment belonging to third-party trucking companies. Payments to these trucking companies are negotiated for each load and are recorded as purchased transportation expense.
In our freight brokerage operation, we employ specialists knowledgeable in our freight network. During the second quarter of 2005, we made personnel changes in our freight brokerage operation and continue to explore ways to improve the level and quality of our freight brokerage revenue.
Particularly in response to the rapidly escalating price of diesel fuel, we have begun to seek compensation from our customers for empty miles. Our linehaul rates are typically related to providing service between an origin and a destination. Often, it is necessary for trucks to run empty, or “deadhead” long distances from the city of their last delivery to the city of their next load. Historically, the expenses we incurred for deadhead miles were not passed through to the customer. Our trucks currently average between five and seven miles per gallon. Between the second quarter of 2005 and the second quarter of 2006, the average per-gallon price we incurred for fuel rose by 28%, to $2.71.  Due to this rapid increase, we have determined that we should no longer bear 100% of the costs of deadhead miles, and many of our customers have agreed to absorb at least some of our incremental deadhead expense.
LTL linehaul revenue decreased by $0.8 million (2.5%) during the three months ended June 30, 2006 but improved by $3.1 million (5.2%) during the six months ended June 30, 2006, both as compared to the same periods of 2005. The number of LTL shipments transported dropped by 6.0% between the second quarters of 2005 and 2006, the average weight of the shipments transported increased by 0.3% and average linehaul revenue per LTL shipment improved by 3.8%, to $469.  Corresponding year-to-date comparisons between 2006 and 2005 show a 1.5% drop in the number of shipments, an increase of 1.3% in the weight per shipment, and an improvement in the revenue per shipment of 6.9% to $478.
The following table summarizes and compares the makeup of our fleets between truckload and LTL and between company-provided tractors and tractors provided by owner-operators as of June 30, 2006 and 2005:
	2006	2005
Truckload tractors
Company-provided	1,428	1,464
Owner-operator	464	567
Total truckload	1,892	2,031
LTL tractors
Company-provided	110	95
Owner-operator	145	142
Total LTL	255	237

Total company-provided	1,538	1,559
Total owner-operator	609	709
Tractors in service	2,147	2,268
Trailers in service	4,040	4,288

Recent high operating expenses in the trucking industry, particularly for maintenance and fuel, have contributed to a decline in the number of independent contractors providing equipment to the industry. Our ability to mitigate this industry-wide trend by expanding our company-operated fleets has been constrained by a lack of drivers qualified to operate the equipment.

RETURN TO INDEX

Freight Operating Expenses: The following table sets forth, as a percentage of freight revenue, certain major operating expenses for each of the three- and six-month periods ended June 30, 2006 and 2005:

	Three Months		Six Months
	2006	2005	2006	2005
Salaries, wages and related expenses	26.6%	26.5%	27.1%	26.5%
Purchased transportation	23.9	25.6	23.4	25.6
Fuel	19.1	15.5	18.0	15.0
Supplies and expenses	11.2	12.9	11.8	13.0
Revenue equipment rent and depreciation	10.3	10.3	10.5	10.5
Claims and insurance	4.1	2.6	3.7	2.8
Other	2.1	1.7	2.7	1.7
Total freight operating expenses	97.3%	95.1%	97.2%	95.1%

 Salaries, Wages and Related Expenses: Salaries, wages and related expenses increased by $0.3 million (0.8%) and $3.6 million (5.7%), respectively, during the three- and six-month periods ended June 30, 2006 as compared to the same periods of 2005. The following table summarizes and compares the major components of these expenses for each of the three- and six-month periods ended June 30, 2006 and 2005 (in millions):

	Three Months		Six Months
Amount of Salaries, Wages and Related Expenses Incurred for	2006	2005	2006	2005
Driver salaries and per diem expenses	$19.3	$18.3	$38.5	$36.2
Non-driver salaries	9.8	9.0	19.2	17.9
Payroll taxes	1.9	2.1	4.5	4.4
Work-related injuries	0.3	1.5	2.0	2.1
Health insurance and other	1.6	1.8	2.7	2.7
	$32.9	$32.7	$66.9	$63.3

Payroll expenses related to drivers rose by $1.0 million (5.5%) and $2.3 million (6.4%) between the three- and six-month periods ended June 30, 2005 and 2006.  Employee-drivers are typically paid wages and per diem expense allowances calculated on a per-linehaul-mile basis while employee-drivers in our dedicated fleets are typically paid by the day.  In April of 2006, we increased our linehaul driver per diem rate per mile by $0.02 in an effort to improve our ability to attract and retain qualified employee-drivers.  Driver turnover has improved from 122% and 100% for the three- and six-month periods ended June 30, 2005 to 88% and 90% for the three- and six-month periods ended June 30, 2006.  The 2006 increase in driver pay is primarily due to the higher proportion of our freight handled by company drivers rather than owner-operators and the per diem rate increase.
Between the three- and six-month periods ended June 30, 2005 and 2006, non-driver salaries and wages increased $0.8 million (8.9%) and $1.3 million (7.3%), respectively. The increase was related to our continuing efforts to refocus our marketing efforts as well as annual merit increases.
We sponsor a 401(k) wrap plan which enables employees to defer a portion of their current salaries to their post-retirement years. Because the wrap plan’s assets are held by a grantor or “rabbi” trust, we are required to include the wrap plan’s assets and liabilities in our consolidated financial statements. For the six-month periods ended June 30, 2005 and 2006, respectively, such assets included approximately 133,000 and 148,000 shares of our common stock, which are classified as treasury stock in our consolidated balance sheet.

RETURN TO INDEX

We are required to value the assets and liabilities of the wrap plan at market value on our periodic balance sheets, but accounting principles generally accepted in the United States preclude us from reflecting the treasury stock portion of the wrap plan’s assets at market value. When the market value of our common stock rises, this causes upward pressure on non-driver salaries and wage expense. The opposite is true when the market value of our common stock falls. During the first six months of 2005 and 2006, respectively, the per-share market price of our stock declined by $1.58 and $0.01 for 2005 and 2006. That resulted in a reduction of approximately $165 thousand in salaries and wage expense for the first six months of 2005. Expenses for the first six months of 2006 were up slightly ($6 thousand) despite the slight decrease in stock price, due to the change in the number of shares of our common stock remaining in the plan. Also, during the six-month periods ended June 30, 2005 and 2006, respectively, our executive bonus and phantom stock plan was partially denominated in approximately 170,000 and 166,000 “phantom” shares of our stock, the liability for which is also determined by the value of our stock. That resulted in additional $270 thousand and $55 thousand reductions, respectively, in non-driver salaries and wage expense during the first six months of 2005 and 2006.
Because non-driver salaries and wages expense was reduced by approximately $435 thousand during the first six months of 2005 as compared to approximately $49 thousand during the comparable period of 2006, the net effect of stock market fluctuations in the market value of our common stock was that such expenses during the first six months of 2006 were approximately $386 thousand more than such expenses were during the comparable six months of 2005.
Salaries and wage expense associated with work-related injuries declined for the second quarter of 2006 (down 80% compared to the same quarter last year), but was relatively unchanged at $2.0 million during the first six months of 2006, as compared to $2.1 million during the comparable six months of 2005.  Such expenses principally relate to injuries sustained by employees during the course of their employment. Large fluctuations can be caused by the occurrence of just one serious injury in a quarter compared to a quarter with lesser experience in the frequency and severity of injuries.
Expenses associated with payroll taxes, employee health insurance or other salaries, wages, and related expense did not change appreciably between the three- and six-month periods ended June 30, 2005 and 2006.

Purchased Transportation: Purchased transportation expense declined by $2.0 million (6.4%) and $3.3 million (5.3%) during the three- and six-month periods ended June 30, 2006 as compared to the comparable periods of 2005. The following table summarizes and compares our purchased transportation expense for those periods by type of service (in millions):

	Three Months		Six Months
Amount of Purchased Transportation Expense Incurred for	2006	2005	2006	2005
Linehaul service	$22.8	$25.7	$44.9	$48.8
Fuel adjustments	4.2	3.3	8.0	6.0
Freight brokerage and other	2.6	2.6	5.0	6.4
	$29.6	$31.6	$57.9	$61.2

Purchased transportation for linehaul service primarily represents payments to owner-operators in exchange for our use of their vehicles to transport shipments. The  $3.9 million decrease in such expenses during the first six months of 2006, as compared to the same period of 2005 is primarily a result of a decrease in the average number of owner-operator-provided tractors in our fleets, from about 702 during the six-month period ended June 30, 2005 to approximately 656 during the comparable period of 2006.
Purchased transportation for fuel adjustments represents incremental payments to owner-operators to compensate them for currently high fuel costs. Owner-operators are responsible for all expenses associated with the operation of their tractors, including labor, maintenance and fuel. The per-gallon price of fuel we incurred during the six months ended June 30, 2006 was 28% more than the same period of 2005. Pursuant to the contracts and tariffs by which our freight rates are determined, those rates in most cases automatically fluctuate as diesel fuel prices rise and fall because of the fuel adjustment charges. When retail fuel prices rise, we charge our customers incremental fuel adjustment charges to defray such higher costs. To the extent that shipments are transported by owner-operators, we pass the amount of these fuel surcharges through to the owner-operators, in order to offset their incremental fuel expense.
Purchased transportation expenses associated with our freight brokerage and other (principally intermodal) service offerings declined by $1.4 million between the 2006 and 2005 six-month periods. Nearly the entire year-to-date decline occurred during the three months ended March 31, 2006 as compared to the same period of 2005. Freight brokerage purchased transportation expense is highly correlated to freight brokerage revenue, which declined by $1.9 million between the six-month periods.

RETURN TO INDEX

Fuel: Fuel expense increased by $4.6 million (23.9%) and $8.7 million (24.2%), respectively, during the three- and six-month periods ended June 30, 2006 as compared to the same periods of 2005. The following table summarizes and compares the relationship between fuel expense and total linehaul and dedicated fleet revenue during each of the three- and six-month periods ended June 30, 2006 and 2005:

	Three Months		Six Months
	2006	2005	2006	2005
Total linehaul and dedicated fleet revenue	$98.4	$104.7	$199.1	$203.7
Fuel expense	23.7	19.1	44.5	35.8
Fuel expense as a percent of total linehaul and dedicated fleet revenue	24.1%	18.2%	22.4%	17.6%

The average price per gallon of fuel we paid during the first six months of 2006 was 28% more than during the comparable year-ago period. Fuel adjustment charges do not always fully compensate us or our independent contractors for increased fuel costs. Accordingly, fuel price volatility can impact our profitability. We have in place a number of strategies that mitigate, but do not eliminate, the impact of such volatility. Pursuant to the contracts and tariffs by which our freight rates are determined, most of those rates automatically fluctuate as diesel fuel prices rise and fall.
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
With regard to fuel expenses for company-operated equipment, we attempt to further mitigate the impact of fluctuating fuel costs by operating more fuel-efficient tractors and aggressively managing fuel purchasing. We use computer software to optimize our routing and our fuel purchasing. The software enables us to select the most efficient route for a trip. It also assists us in deciding on a real-time basis how much fuel to buy at a particular fueling station. Also, owner-operators are responsible for all costs associated with their equipment, including fuel. Therefore, the cost of such fuel is not a direct expense of ours, but to the extent such fuel adjustment charges are passed through by us to owner-operators, fuel price volatility may impact purchased transportation expenses. Furthermore, our fuel expenses are impacted by the loss of owner-operators, so that as more of our freight volume is moved by company equipment, the related cost of fuel is transferred to fuel expense from purchased transportation expense.
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
The new regulations will also require new standards in the composition of diesel fuel. New ultra-low sulfur diesel ("USLD") fuel will be designed to contain fewer particulates, and is expected to be as much as ten cents per gallon more expensive than the fuel we presently use. USLD fuel is also expected to result in lower miles per gallon (“mpg”) than the USLD fuel that is presently in use. Had the new fuel been in use in all of our company-operated tractors and trailer refrigeration units during the first six months of 2006, had such fuel been ten cents per gallon more than what we incurred during that period and had our mpg dropped by .5 mpg, our fuel expense would have been about $5.8 million higher than what we incurred during the six months ended June 30, 2006. Consequently, we have planned our tractor orders to maximize delivery of the 2006-model tractors and will not have to accept delivery of the 2007-model tractors until the fall of 2007. That plan will delay the impact of the mpg decline, but will not avoid the increase in fuel prices.  Approximately one-third of the aforementioned $5.8 million is fuel-price related. Our tractor fleet should be fully converted to the new engines by the end of 2011. We intend to continue to pass our increases in fuel expenses along to our customers but there can be no assurance that we will succeed in those efforts.

RETURN TO INDEX

      Supplies and Expenses: Supplies and expenses decreased by $2.0 million (12.8%) and $1.8 million  (5.7%), respectively, between the three- and six-month periods ended June 30, 2005 and 2006. The following table summarizes and compares the major components of supplies and expenses for each of the three- and six-month periods ended June 30, 2005 and 2006 (in millions):

	Three Months		Six Months
Amount of Supplies and Expenses Incurred for	2006	2005	2006	2005
Fleet repairs and maintenance	$4.2	$5.8	$9.3	$11.9
Freight handling	2.7	2.8	5.5	5.4
Driver travel expenses	0.8	0.7	1.6	1.4
Tires	1.6	1.3	3.2	2.7
Terminal and warehouse expenses	1.5	1.9	2.9	3.6
Driver recruiting	1.2	1.1	2.6	2.0
Other	1.9	2.3	4.2	4.1
	$13.9	$15.9	$29.3	$31.1

Fleet repairs and maintenance declined by $1.6 million (27.6%) during the second quarter of 2006 and by $2.6 million (21.8%) for the first six months of 2006, as compared to the same periods of 2005. By way of comparison, the $11.9 million we incurred for such activities in the first six months of 2005 was 43% more than during the comparable period of 2004. Prior to 2005, we had been replacing our tractors on a 42- to 48-month cycle. Late in 2005, we began to shorten the cycle to 42 months. Older tractors are more costly to maintain and most repairs to newer tractors are covered by manufacturers’ warranties. We plan to continue phasing out older tractors during 2006. However, the cost of maintaining engines in newer tractors is increasing as such tractors typically have more complex and hard-to-maintain air pollution control devices.
Part of the increased maintenance expenses we incurred during 2005 was related to a group of our assets that had experienced an unusually high failure rate. When such failures occur, we incur expenses for repairs, and we also experience additional expenses for downtime and customer service. During the second quarter of 2006, we reached an agreement with the vendor who provided the assets to us.  Pursuant to the agreement, we are to receive assets valued at approximately $0.5 million, which we credited against fleet repairs and maintenance expense during the second quarter of 2006.
Driver recruiting expenses increased by $0.6 million between the six-month periods ended June 30, 2006 and 2005. The lack of availability of qualified truck drivers has been a problem for our industry for many years, and trucking companies usually recruit drivers from other trucking companies. Also, inexperienced driver candidates often must be properly trained before qualifying to be “solo” drivers. As qualified drivers have become harder to find, we have increased the amount we spend to advertise and solicit for such drivers. Improved retention of drivers currently in service is expected to mitigate the need to recruit drivers to replace those who leave. In order to improve such retention, we implemented a pay-rate increase for our employee-drivers in April 2006. We will continue to explore and implement other strategies in an effort to reduce recruiting costs through improved retention of employee-drivers currently in service.

Rentals and Depreciation: The total revenue equipment rent expense and depreciation expense did not change appreciably between the three months ended June 30, 2005 and June 30, 2006. For the six months ended June 30, 2006, such expenses increased by $0.7 million (2.6%) to $25.9 million as compared to the same period of 2005. Equipment rental includes a component of interest-related expense that is classified as non-operating expense when we incur debt to acquire equipment. Equipment rent and depreciation also are affected by the replacement of less expensive, older model company-operated tractors and trailers with more expensive new equipment.

RETURN TO INDEX

Claims and Insurance: Claims and insurance expenses increased by $1.9 million (60.8%) and $2.5 million (37.5%) for the three- and six-month periods ended June 30, 2006, respectively, as compared to the same periods of 2005. The following table summarizes and compares the major components of claims and insurance expenses for each of the three- and six-month periods ended June 30, 2006 and 2005 (in millions):

	Three Months		Six Months
Amount of Claims and Insurance Expenses Incurred for	2006	2005	2006	2005
Liability	$3.8	$2.6	$6.5	$5.1
Cargo	0.7	0.4	1.4	0.7
Physical damage	0.6	0.2	1.2	0.8
	$5.1	$3.2	$9.1	$6.6

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
The changes in the amounts of liability and cargo claims and insurance expense we incurred between the first six months of 2006 and 2005 resulted from differences in the number and severity of incidents which occurred during the periods involved.
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

Gains on Disposition of Equipment:  Gains on the disposition of equipment were $1.7 during the first six months of 2006, as compared to $2.7 million during the same period of 2005.  The periodic amount of such gains depends primarily upon conditions in the market for previously-owned equipment and on the quantity of retired equipment sold.

Miscellaneous Expenses: Miscellaneous operating expenses increased by $1.3 million (45.2%) during the first six months of 2006, as compared to the same period of 2005. The largest component of the increase (approximately $2.1 million) was for professional fees associated with the investigation commissioned by the Audit Committee of the Board of Directors, which was concluded during the second quarter of 2006.  Lower provisions for uncollectible accounts receivable and reductions in professional fees that were unrelated to the investigation served to mitigate the expense of the investigation.
Miscellaneous expenses also include fees for routine legal services, auditing fees, rentals associated with freight terminals, costs associated with compliance with the Sarbanes-Oxley Act of 2002 and our provisions for uncollectible accounts receivable.

RETURN TO INDEX

Operating Income: Income from operations decreased by $2.6 million (42.6%) and $4.9 million (41.9%), respectively, between the three- and six-month periods ended June 30, 2005 and 2006. The following table summarizes and compares our operating results from our freight and non-freight operations for each of the three- and six-month periods ended June 30, 2006 and 2005 (in thousands):

	Three Months		Six Months
Operating Income (Loss) from	2006	2005	2006	2005
Freight operations	$3,381	$6,044	$6,870	$11,672
Non-freight operations	87	2	(90)	7
	$3,468	$6,046	$6,780	$11,679

During April  of 2005, we sold certain operating assets of our remaining non-freight subsidiary, AirPro Holdings, Inc. (“AHI”). The buyer was a newly-formed entity, AirPro Mobile Air, LLC (“AMA”). After the sale, AHI, which owns 20% of AMA, changed its name to FX Holdings, Inc. ("FX"). Because FFE remains the primary beneficiary of AMA, we are required by Financial Accounting Standards Board Interpretation No. 46, (revised) to consolidate the financial statements of AMA.

 Interest and Other: The following table summarizes and compares our interest and other income for each of the three- and six-month periods ended June 30, 2006 and 2005 (in thousands):

	Three Months		Six Months
Amount of Interest and Other Expense (Income) from	2006	2005	2006	2005
Interest expense	$81	$76	$154	$186
Interest income	(219)	(115)	(336)	(182)
Equity in earnings (loss) of former subsidiaries	(116)	(104)	(252)	(137)
Life insurance and other	(100)	(3,349)	(192)	(3,167)
	$(354)	$(3,492)	$(626)	$(3,300)

During April of 2005, we sold a 50% interest in one of our life insurance investments.  The book value of the asset we sold as of March 31, 2005 was approximately $2.3 million.  As consideration for the sale of the policy, we received $6.1 million in cash.  The resulting non-operating gain of $3.5 million is reflected above in "Life insurance and other" for the three and six months of 2005.

Pre-Tax and Net Income: Pre-tax income declined by $5.7 million and by $7.6 million between the three- and six-month periods ended June 30, 2006 and 2005, respectively. Net income decreased by $3.7 million (64%) and by $5.1 million (56%) between the three- and six-month periods ended June 30, 2006 and 2005, respectively.
Nondeductible per diem expenses from employee-drivers are expected to increase our effective tax rate (income tax provision divided by pre-tax income) for fiscal 2006 by 8.5%.  As a result of the nondeductible expenses and state income taxes, the effective tax rate for the six-month period ended June 30, 2006 was 45.3%, which includes 2% for state income tax, net of federal benefit. Our effective tax rate during the first six months of 2005 was 39.2%.  The principal factor that contributed to the lower rate in 2005 was the presence of a nontaxable $3.8 million gain from the sale of a life insurance investment.  The impact of the nontaxable gain was to reduce our effective tax rate to 39.2% for 2005, as compared to 45.3% for 2006.
As of June 30, 2006, we continue to hold a life insurance investment of a similar size and type as we sold last year. We have not yet decided whether to sell our remaining investment during 2006. If we do and if we do not incur a taxable loss for the remainder of the year, our effective tax rate for 2006 will be lower than the 45.3% we incurred during the first six months of 2006.
Our remaining life insurance investment is carried at cash surrender value in our balance sheet and is included in Other assets.

RETURN TO INDEX

LIQUIDITY AND CAPITAL RESOURCES
Debt and Working Capital: Cash from our freight revenue is typically collected between 30 and 50 days after the service has been provided. We continually seek to accelerate our collection of accounts receivable to enhance our liquidity or reduce any debt. Our freight business is highly dependent on the use of fuel, labor, operating supplies and equipment provided by owner-operators. We are typically obligated to pay for these resources within seven to fifteen days after we use them, so our payment cycle is a significantly shorter interval than our collection cycle. This disparity between cash payments to our suppliers and cash receipts from our customers can create significant needs for borrowed funds to finance our working capital, especially during our busiest time of year.
As of June 30, 2006, our working capital (current assets minus current liabilities) was $34.1 million, as compared to $33.7 million as of June 30, 2005. Accounts receivable decreased by $0.8 million (1.5%) between June 30, 2005 and 2006.
Our primary needs for capital resources are to finance working capital, expenditures for property and equipment and, from time to time, acquisitions. Working capital investment typically increases during periods of sales expansion when higher levels of receivables occur.
We had no long-term debt as of June 30, 2006, and the unused portion of the company's $50 million revolving credit facility was $44.7 million. The credit agreement expires on June 1, 2007. We expect to renegotiate and extend or replace the credit agreement before December 31, 2006.
We believe that the funds available to us from our working capital, future operating cash flows and our credit and leasing facilities will be sufficient to finance our operation during the next twelve months.
Cash Flows: During the six-month period ended June 30, 2006, cash provided by operating activities was $11.9 million as compared to $10.2 million during the same period of 2005.  Operating cash flows were positively impacted during the first six months of 2006 as compared to the same period of 2005 by, among other things, changes in accounts receivable and accounts payable. During 2006, the most significant of these was the collection of approximately $10 million of accounts receivable for hurricane-relief-related revenue generated in the fourth quarter of 2005.  The impact of these positive factors was negatively impacted by changes in accrued payroll, income taxes currently due, other current assets and lower net income.
Cash used in investing activities increased from $4.9 million during the first six months of 2005 to $14.9 million during the comparable period of 2006. Increased expenditures for property and equipment net of proceeds from the sale of retired assets accounted for 43% of this change.
The total of depreciation and amortization expense for the six-month periods ended June 30, 2005 and 2006 was $13.8 million and $12.8 million, respectively.

RETURN TO INDEX

Obligations and Commitments:  The table below sets forth information as to the amounts of our obligations and commitments as well as the year in which they will become due (in millions):

Payments Due by Year	Total	2006 (2)	2007	2008	2009	2010	After 2010
Long-term debt and letters of credit	$5.3	$--	$5.3	$--	$--	$--	$--
Purchase obligations	33.3	33.3	--	--	--	--	--
Operating leases for
Rentals (1)	69.5	13.0	20.5	16.5	10.1	5.5	3.9
Residual guarantees	4.1	.9	1.1	1.0	1.1	--	--
Accounts payable	29.7	29.7	--	--	--	--	--
Accrued payroll	5.7	5.7	--	--	--	--	--
	147.6	$82.6	$26.9	$17.5	$11.2	$5.5	$3.9
Deferred compensation
Phantom stock (3)	1.8
Rabbi trust (4)	1.8
Total	$151.2

(1)
Our consolidated condensed financial statements include the financial statements of a variable interest entity ("VIE") from which we lease 68 tractors.  The VIE is under the control of our Chairman and Chief Executive Officer.  Accounting principles generally accepted in the United States (GAAP) require such consolidation for financial reporting purposes.  Accordingly, our financial statements reflect the debt of the VIE as a financial obligation of the company.  Because the debt of the VIE is a legal obligation of the VIE and not of the company, the table above omits the debt of the VIE ($3.2 million due in 2006) and includes the rentals we are required to pay to the VIE of approximately $0.6 million, $1.0 million, $0.7 million and $0.2 million during 2006, 2007, 2008 and 2009, respectively.

(2)	Represents amounts due between July 1, 2006 and December 31, 2006.
(3)
Represents the current value of approximately 166,000 phantom stock units awarded pursuant to our Executive Bonus and Phantom Stock Plan and a Supplemental Executive Retirement Plan. An officer may elect to cash out any number of the phantom stock units between December 1 and December 15 of any year selected by the officer with the payout amount with respect to each phantom stock unit being generally equal to the greater of (i) the actual price of our common stock on December 31 of the year of an officer’s election to cash out the unit, or (ii) the average of the 12 month-end values of our stock during the year in which an officer elects to cash out. Accordingly, we are unable to anticipate the year this currently unfunded obligation will be paid in cash or the amount of cash ultimately payable.

(4)
Includes the obligations of a "grantor" (or "rabbi") trust established in connection with our 401(k) Wrap Plan to hold company assets to satisfy obligations under the wrap plan. The trust obligations include approximately 148,000 shares of our common stock that will be cashed out either upon the eligibility of the obligations to be transferred to our 401(k) Savings Plan or upon the retirement of individual wrap plan participants. Accordingly, we are unable to anticipate the year this amount will be paid in cash or the amount of cash ultimately payable.

RETURN TO INDEX

As of June 30, 2006, we had no debt and we had issued letters of credit for insurance purposes in the amount of $5.3 million.
As of June 30, 2006, we had contracts to purchase tractors and trailers totaling $32.9 million during 2006. We expect to lease many of the tractor and trailer assets when they are placed into service.  In addition, we had contracts totaling $0.4 million for small construction projects.
We lease equipment and real estate. Rentals are due under noncancelable operating leases for facilities, tractors and trailers. Our minimum lease payments and residual guarantees do not exceed 90% of the leased asset’s cost, the lease terms are for fewer years than 75% of the leased asset’s economic life, the leases do not convey ownership to us at the end of the term of the lease and the leases do not contain bargain purchase arrangements. Accordingly, the leases are accounted for as operating leases and rentals are recorded as rent expense over the term of the leases.
Facility and trailer leases do not contain guaranteed residual values in favor of the lessors. Most of the tractors we leased prior to 2003 and a minority of the tractors we leased since 2002 are leased pursuant to agreements under which we have partially guaranteed the assets end-of-lease-term residual value. Tractor leases entered into before 2003 typically have 36-month terms, and tractor leases entered into after 2002 have either 42- or 48-month terms. The portions of the residuals we have guaranteed vary from lessor to lessor. Gross residuals are about 40% of the leased asset’s historical cost, of which we have guaranteed the first 25% to 30%. The lessors remain at risk for up to 13% of the remainder of such leased asset’s historical cost. Because our lease payments and residual guarantees do not exceed 90% of the tractor’s cost, the leases are accounted for as operating leases and rentals are recorded as rent expense over the terms of the leases.
Offsetting our lease residual guarantees, when our tractors were originally leased, the tractor manufacturer conditionally agreed to repurchase the tractors at the end of the terms of the leases. Factors which may limit our ability to recover the amount of the residual guarantee from the manufacturer include specifications as to the physical condition of each tractor, their mechanical performance, each vehicle’s accumulated mileage, and whether or not we order replacement and additional vehicles from the same manufacturer. The price to be paid by the manufacturer is generally equal to the full amount of the lessor's residual. In addition to residual values, our tractor leases contain fair value purchase options. Our agreement with the tractor manufacturer enables, but does not require, us to sell the tractors back to the manufacturer at a future date, should we own them at such time, at a predetermined price. In order to avoid the administrative efforts necessary to return leased tractors to the lessor, we typically purchase such tractors from the lessor by paying the residual value and then sell the tractors to the manufacturer. There is no material gain or loss on these transactions because the residual value we pay to the lessor is generally equal to the manufacturer’s purchase price.
At June 30, 2006, the amount of our obligations to lessors for residual guarantees did not exceed the amount we expect to recover from the manufacturer.
As of June 30, 2006, our lease commitments for 2006 and beyond included $1.6 million for rentals of tractors owned by our Chairman and Chief Executive Officer as well as our former Executive Vice President and Chief Operating Officer. For a discussion of such related party leases,  see Note 4 to the consolidated condensed financial statements, which were included at Item 1 to Part I of this Quarterly Report on Form 10-Q.
Approximately 350 of our oldest company-operated tractors are expected to be replaced during the remainder of 2006. These expenditures will be financed with internally generated funds, borrowings under available credit agreements and leasing. We expect these sources of capital to be sufficient to finance our operations.

RETURN TO INDEX

NEW ACCOUNTING PRONOUNCEMENTS
In June 2003, The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  We are currently assessing the impact of this Interpretation on our financial statements.

OUTLOOK
This report contains information and forward-looking statements that are based on our current beliefs and expectations and assumptions which are based upon information currently available. Forward-looking statements include statements relating to our plans, strategies, objectives, expectations, intentions, and adequacy of resources, and may be identified by words such as "will," "could," "should," "believe," "expect," "intend," "plan," "schedule," "estimate," "project," and similar expressions. These statements are based on current expectations and are subject to uncertainty and change.
Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will be realized. Should one or more of the risks or uncertainties underlying such expectations not materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected.
Among the key factors that are not within our control and that may cause actual results to differ materially from those projected in such forward-looking statements are demand for our services and products, and our ability to meet that demand, which may be affected by, among other things, competition, weather conditions, the general economy, the availability and cost of labor, the ability to negotiate favorably with lenders and lessors, the effects of terrorism and war, the availability and cost of equipment, fuel and supplies, the market for previously-owned equipment, the impact of changes in the tax and regulatory environment in which we operate, operational risks and insurance, risks associated with the technologies and systems used and the other risks and uncertainties described in our filings with the Securities and Exchange Commission.

OFF-BALANCE SHEET ARRANGEMENTS
We utilize noncancelable operating leases to finance a portion of our revenue equipment acquisitions. As of June 30, 2006, we leased 991 tractors and 2,145 trailers under operating leases with varying termination dates ranging from 2006 to 2012. Vehicles held under operating leases are not carried on our balance sheet, and lease payments for such vehicles are reflected in our income statements in the line item “Revenue equipment rent”.  Our rental expense related to operating leases involving vehicles during the three months ended June 30, 2006 and 2005 was $7.7 million and $7.0 million, respectively. During the six months ended June 30, such expenses were $15.6 million and $13.5 million for 2006 and 2005, respectively.

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk
We held no market risk sensitive instruments for trading purposes as of June 30, 2006.  For purposes other than trading, we held the following market risk sensitive instruments as of June 30, 2006:

Description	Discussion
Rabbi Trust investment ($1.8 million) including 148,000 shares of our stock, and liabilities for stock-based deferred compensation arrangements, $1.8 million.

Our consolidated condensed financial statements include the assets and liabilities of a Rabbi Trust established to hold the investments of participants in our 401(k) Wrap Plan and for deferred compensation liabilities under our Executive Bonus and Phantom Stock Plan. Such liabilities are adjusted from time to time to reflect changes in the market price of our Common Stock. Accordingly, our future compensation expense and income will be impacted by fluctuations in the market price of our Common Stock.

Cash surrender value of life insurance policies, $5.5 million.

The cash surrender value of our life insurance policies is a function of the amounts we pay to the insurance companies, the insurance charges taken by the insurance companies and the investment returns earned, or losses incurred, by the insurance company. Changes in any of these factors will impact the cash surrender value of our life insurance policies. Insurance charges and investment performance have a proximate effect on the value of our life insurance assets and on our net income.

We had no other material market risk sensitive instruments (for trading or non-trading purposes) that would involve significant relevant market risks, such as equity price risk. Accordingly, the potential loss in our future earnings resulting from changes in such market rates or prices is not significant.

RETURN TO INDEX

ITEM 4.  Controls and Procedures
(a) Disclosure Controls and Procedures:  As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and the operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2006, because of the material weaknesses discussed below.
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
As a result of this assessment, management identified the following material weaknesses, as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2, as of December 31, 2005:
i)
The Company lacked sufficient personnel resources with adequate expertise to identify and account for complex or nonroutine transactions. Specifically, the Company lacked sufficient personnel resources with adequate expertise to identify and account for the consolidation of a related party entity under the control of its Chairman and Chief Executive Officer as required by Financial Accounting Standards Board’s Financial Interpretation No. 46 (revised) Consolidation of Variable Interest Entities. As a result of this deficiency, material errors in accounting for this variable interest entity were identified in the Company’s interim consolidated financial statements for 2004 and 2005, as well as in the annual consolidated financial statements contained in its Annual Form 10-K for the year ended December 31, 2004. Those financial statements were restated. Also as a result of the deficiency, material errors in accounting for the variable interest entity also were identified in the 2005 annual consolidated financial statements. These errors were corrected prior to the issuance of the 2005 annual consolidated financial statements.

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

RETURN TO INDEX

As the material weaknesses in internal control over financial reporting described in the preceding paragraphs have not been corrected, management has concluded that as of June 30, 2006, the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.
(c) Changes in Internal Control over Financial Reporting: There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
(d) Remediation Efforts: Since the first quarter of 2006, the Company has been developing and implementing improved controls to remediate the conditions described in Item 4 (b) above.
i)
Upon the restatement for the variable interest entity, the Company implemented disclosure controls to ensure that such relationships are properly identified, analyzed and correctly reported in its periodic reports on Forms 10-Q and 10-K.  Additionally, controls over the identification of non-routine transactions are being designed and implemented throughout the Company to ensure that all appropriate personnel are trained to identify variable interest entities and are held accountable for reporting these items to the appropriate parties so that proper analysis can be conducted.

ii)
The Company has developed stricter policies on the timely identification of events that may lead to the eventual assertion of claims for loss of, and damage to, customer freight in order to assure the proper and timely matching and recording of such claims in the period in which the revenue associated with the loss was recognized. Management has also implemented procedures where the personnel responsible for the daily management of such claims, as of the end of each quarterly period, review the calculation of the reserve in detail and certify to management that they agree with that calculation.  Management’s review of such claims and the associated accrual is also being improved through better visibility into open and incurred but not yet reported claims and associated changes in reserves.

iii)
The components of accrued revenue and related accounts receivable represent the Company’s estimates of the amounts that customers owe the Company for revenue transactions and the Company owes to its employees and vendors for revenue-related expense transactions that have occurred but which have not yet been invoiced to customers. These components have been documented and management’s review control for these accruals now include tracing these components to their source records. Additionally, management instituted a review process to ensure that the components of revenue are reasonable, based on the comparison of the accrual to previous periods, expectations as to revenue per mile, expectations of revenue per truck per week and reviews to ensure manual bills are recorded in an accurate and timely fashion. Furthermore, the alignment of the billing function within the organization has been modified so that the finance organization has better insight into these types of revenue transactions and to ensure that the appropriate information is available at period end.

iv)
The allowance for doubtful accounts from customers represents the Company’s estimate of amounts that will not ultimately be collected from customers. The components of this allowance and management’s review control for this reserve includes tracing the components of the reserve to their source records.  Additionally, the calculation as of the end of each reporting period will be documented and tested to ensure that it conforms with management’s objectives.

v)
The Company is improving its controls over manually billed revenue.  Specifically, the Company is redefining its processes to ensure that all significant revenue transactions are processed through its computerized information systems ensuring that they are properly reflected in the Company’s consolidated financial statements.  Furthermore, the Company is redefining its policies and procedures for authorizing and documenting all such revenue to ensure that it is complete, accurate and timely. These procedures include: (a) review of key performance indicators measuring the timeliness of the invoicing process; (b) monthly reconciliations of manually billed revenue to the general ledger; and (c) more stringent requirements in obtaining supporting documentation as evidence that a revenue transaction occurred. Additionally, the alignment of the billing function within the organization has been modified to ensure an increased level of segregation of duties between the sales and marketing functions that arrange such non-standard transactions and the billing function that is required to approve the supporting documentation, in order to invoice these transactions in a timely and accurate fashion.

RETURN TO INDEX

PART II.  OTHER INFORMATION
ITEM 1.    Legal Proceedings
We are party to routine litigation incidental to our business, primarily involving claims for personal injury, property damage, work-related injuries of employees and cargo losses incurred in the ordinary and routine highway transportation of freight. We also primarily self-insure for employee health care claims.  As of June 30, 2006, the aggregate amount of reserves for such claims on our Consolidated Condensed Balance Sheet was $22.6 million. We maintain excess insurance programs and accrue for expected losses in amounts designed to cover liability resulting from such claims.
On January 4, 2006, the Owner Operator Independent Drivers Association, Inc. and three independent contractors with trucks formerly contracted to one of our operating subsidiaries filed a putative class action complaint against the subsidiary in the United States District Court for the Northern District of Texas. The complaint alleges that parts of the subsidiary’s independent contractor agreements violate the federal Truth-in-Leasing regulations at 49 CFR Part 376. The complaint seeks to certify a class comprised of all independent contractors of motor vehicle equipment who have been party to a federally-regulated lease with the subsidiary during the time period beginning four years before the complaint was filed and continuing to the present, and seeks injunctive relief, an unspecified amount of damages, and legal costs. The subsidiary's response to the complaint was filed during March of 2006, and the parties are engaged in discovery concerning class certification issues.  The plaintiffs are expected to file a motion for class certification in September 2006, the subsidiary's response will be due in December 2006, and the Court is expected to rule on the motion sometime after February 1, 2007.  Due to the early stage of this litigation, we do not believe we are in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case or what damages, if any, the plaintiffs would be awarded should they prevail on all or any part of their claims. However, we believe that the subsidiary has meritorious defenses, which it intends to assert vigorously.

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

RETURN TO INDEX

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities for the Quarter Ended June 30, 2006
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 to April 30, 2006	--	--	--	236,300
May 1 to May 31, 2006	--	--	--	236,300
June 1 to June 30, 2006	--	--	--	236,300
Total	--	--	--

(1)
On August 11, 2004, the Board of Directors authorized the purchase of up to 750,000 shares of the Company's common stock from time to time on the open market or through private transactions at such times as management deems appropriate.  The authorization did not specify an expiration date.  Purchases may be increased, decreased or discontinued by the Board of Directors at any time without prior notice.

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

FROZEN FOOD EXPRESS INDUSTRIES, INC.
(Registrant)

Dated: August 9, 2006	By	/s/ Stoney M. Stubbs, Jr.
Stoney M. Stubbs, Jr. Chairman of the Board of Directors and President (Principal Executive Officer)

FROZEN FOOD EXPRESS INDUSTRIES, INC.
(Registrant)
Dated: August 9, 2006	By	/s/ Thomas G. Yetter
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