Form 10-Q
period 2006-09-30
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2006-11-09
CIK 39273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[MARK ONE]
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

❒ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

☐Yes        ☒No

As of November 1, 2006, there were 17,665,542 shares of the registrant's common stock, par value $1.50 per share, outstanding.

-i-

PART I.  FINANCIAL INFORMATION
ITEM 1. Financial Statements

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(In thousands)

Assets	Sept. 30, 2006 (unaudited)	Dec. 31, 2005
Current assets
Cash and cash equivalents	$2,309	$10,957
Accounts receivable, net	57,248	68,216
Inventories	2,935	1,982
Tires on equipment in use	4,884	4,899
Deferred income taxes	2,351	4,354
Other current assets	18,078	7,550
Total current assets	87,805	97,958

Property and equipment, net	94,649	92,110
Other assets	11,475	10,887
Total assets	$193,929	$200,955
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$30,245	$28,292
Accrued claims	12,388	14,455
Accrued payroll	8,535	12,661
Income taxes payable	--	2,932
Accrued liabilities	2,708	2,947
Debt of variable interest entity	--	3,622
Total current liabilities	53,876	64,909

Long-term debt	1,000	--
Deferred income taxes	8,193	7,318
Accrued claims and liabilities	9,383	9,536
Total liabilities	72,452	81,763

Shareholders' equity
Par value of common stock (18,572 and 18,137 shares outstanding)	27,858	27,206
Paid-in capital	7,344	6,081
Unvested restricted stock (80 and 0 shares)	(803)	--
Retained earnings	95,497	89,040
	129,896	122,327
Less - treasury stock (1,032 and 331 shares)	8,419	3,135
Total shareholders' equity	121,477	119,192
Total liabilities and shareholders' equity	$193,929	$200,955

See accompanying notes to consolidated condensed financial statements.

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Income
Three and Nine Months Ended September 30,
(Unaudited and in thousands, except per share amounts)

	Three Months		Nine Months
	2006	2005	2006	2005
Revenue
Freight revenue	$124,133	$135,136	$371,285	$374,258
Non-freight revenue	2,844	2,403	8,566	7,990
	126,977	137,539	379,851	382,248
Cost and expenses
Salaries, wages and related expenses	30,813	33,894	97,688	97,152
Purchased transportation	30,335	32,190	88,234	93,361
Fuel	23,499	22,862	67,968	58,671
Supplies and expenses	15,455	17,004	44,736	48,067
Revenue equipment rent	7,537	7,849	23,153	21,303
Depreciation	5,082	5,094	15,325	16,838
Communication and utilities	1,120	1,087	3,176	3,013
Claims and insurance	4,579	4,293	13,640	10,881
Operating taxes and licenses	1,138	1,218	3,383	3,420
Gain on disposition of equipment	(958)	(923)	(2,609)	(3,573)
Miscellaneous expenses	154	1,959	4,342	4,844
	118,754	126,527	359,036	353,977
Non-freight costs and operating expenses	2,894	2,170	8,706	7,750
	121,648	128,697	367,742	361,727
Operating income	5,329	8,842	12,109	20,521
Interest and other expense (income)
Interest expense	105	92	259	278
Interest income	(56)	(13)	(392)	(195)
Equity in earnings of limited partnership	(226)	(302)	(478)	(439)
Life insurance and other	221	707	29	(2,460)
	44	484	(582)	(2,816)
Income before income tax	5,285	8,358	12,691	23,337

Income tax provision	2,423	3,382	5,781	9,255

Net income	$2,862	$4,976	$6,910	$14,082

Net income per share of common stock
Basic	$0.16	$0.28	$0.38	$0.79
Diluted	$0.16	$0.26	$0.37	$0.75

Basic shares	17,876	17,944	17,971	17,817
Diluted shares	18,374	18,873	18,688	18,791

See accompanying notes to consolidated condensed financial statements.

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
For the Nine Months Ended September 30,
(Unaudited and in thousands)

	2006	2005
Net cash provided by operating activities	$14,108	$15,520

Cash flows from investing activities
Expenditures for property and equipment	(31,020)	(28,541)
Proceeds from sale of property and equipment	13,279	13,954
Net life insurance (expenditures) proceeds	(582)	5,777
Net cash used in investing activities	(18,323)	(8,810)

Cash flows from financing activities
Borrowings under revolving credit agreement	20,900	21,600
Payments against revolving credit agreement	(19,900)	(23,600)
Debt repaid by variable interest entities	(670)	(640)
Common stock issued	2,810	2,887
Treasury stock re-issued	--	153
Treasury stock reacquired	(8,863)	(3,244)
Income tax benefit from stock options exercised	1,193	--
Other	97	799
Net cash used in financing activities	(4,433)	(2,045)

Net (decrease) increase in cash and cash equivalents	(8,648)	4,665
Cash and cash equivalents at January 1	10,957	3,142

Cash and cash equivalents at September 30	$2,309	$7,807

See accompanying notes to consolidated condensed financial statements.

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
September 30, 2006 and 2005
(Unaudited)

1. BASIS OF PRESENTATION
These consolidated condensed financial statements include Frozen Food Express Industries, Inc. and its subsidiary companies, all of which are wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. The financial statements included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (which consisted only of normal recurring entries) necessary to present fairly our financial position, cash flows and results of operations have been made. Pursuant to SEC rules and regulations, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. We believe that the disclosures contained herein, when read in conjunction with the audited financial statements and notes included in our Annual Report on Form 10-K, filed with the SEC on June 14, 2006, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes included in our most recent Annual Report on Form 10-K.
These consolidated condensed financial statements also reflect two variable interest entities that we do not own, but which we are required by GAAP to consolidate. AirPro Mobile Air, LLC (“AMA”) is a distributor of after-market parts and supplies for motor vehicle air conditioning systems. Until early 2005, the business of AMA was conducted by our wholly-owned subsidiary, AirPro Holdings, Inc. (“AHI”). During 2005, we sold the primary operating assets (excluding real estate) of AHI to AMA. Among the consideration we received from AMA in exchange for the assets were cash, a 20% equity interest in AMA and a note payable to us from AMA.  Two individuals whom we employed at AHI own 80% of AMA.  After the sale, AHI changed its name to FX Holdings, Inc.  Associated non-freight revenue during the first nine months of 2006 was $8.6 million and the maximum amount of our potential exposure associated with AMA was approximately $1.0 million at September 30, 2006.
The second variable interest entity that we do not own but which is consolidated into these financial statements until September 30, 2006 is a family partnership from which we leased 68 tractors until the end of September, 2006. The family partnership is under the control of our Chairman and Chief Executive Officer.  Our Senior Vice President and Chief Operating Officer also owns an interest in the family partnership. Effective September 30, 2006, we terminated the leases with the family partnership and, hereafter, this entity is no longer a variable interest entity. A more detailed discussion of that transaction appears at Note 4 to these financial statements.
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

3. STOCK-BASED COMPENSATION
On January 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method, and as a result, did not retroactively adjust results from prior periods.  Under this transition method, stock-based compensation must be recognized for: (i) any expense related to the remaining unvested portion of all stock-based awards granted prior to January 1, 2006, based on the grant date fair value, determined in accordance with the original provisions of SFAS 123; and (ii) any expense related to all stock option awards granted on or subsequent to January 1, 2006, based on the fair value determined in accordance with the provisions of SFAS 123R.  Because we had no material expenses that were required to be recognized upon the adoption of SFAS 123R, the adoption of SFAS 123R did not impact our financial statements for 2006 with regard to share-based payments issued to employees prior to January 1, 2006. During the nine-month period ended September 30, 2006, we granted 93 thousand shares of restricted stock to officers and employees and 13 thousand of those shares were forfeited during the three months ended June 30, 2006. The expense associated with restricted stock awards during the first nine months of 2006 was $107 thousand, none of which was capitalized.
Pursuant to our Employee Stock Option Plan (the "Employee Plan"), we issued non-qualified stock options to substantially all of our employees (except officers) in 1997, 1998 and 1999. All grants issued under the Employee Plan were at the market value of our common stock on the date of the grant.  Employee Plan stock options became 100% vested seven years after the date of grant. As of September 30, 2006, there were 332 thousand options outstanding under the Employee Plan, all of which were exercisable. Because our officers did not participate in the Employee Plan, no shareholder approval of the Employee Plan was required. As of September 30, 2006, the weighted average exercise price of options outstanding under the Employee Plan was $8.87. The Employee Plan terminated during 2001 and no additional grants are permitted under the Employee Plan.
Our shareholders approved the Frozen Food Express Industries, Inc. 2005 Stock Incentive Plan (the "2005 Plan") at their annual meeting on May 5, 2005. The 2005 Plan amended and restated the Frozen Food Express Industries, Inc. 2002 Incentive and Nonstatutory Option Plan (the "2002 Plan"). The 2005 Plan authorizes the award of shares of Restricted Stock, stock appreciation rights, stock units and performance shares, in addition to stock options which were authorized under the 2002 Plan.  Awards under the 2005 Plan may be made to key persons, including officers and directors who may be employees, and non-employee consultants or advisors. No individual may be granted options under the 2005 Plan in any single year if the total number of options granted to such an individual exceeds 100 thousand shares.
During the first nine months of 2006, we granted 93 thousand shares (13 thousand of which were subsequently forfeited) of restricted stock to officers and key employees and no stock options under the 2005 Plan. During the first nine months of 2005, options for 74 thousand shares of our common stock were granted to officers and key employees under the 2005 Plan. Stock options were granted at the market price on the date of grant during 2005 and vested immediately upon grant.  Stock options expire ten years from the date of grant.  We issue new shares of common stock or reissue treasury shares upon exercise of stock options.
We use the Black-Scholes valuation model to determine the fair value of stock options issued to employees.  As permitted by SFAS 123, prior to January 1, 2006, no compensation expense was recorded for such issuances. If any options are issued to employees on or after January 1, 2006, the resulting compensation expense will be recognized over the appropriate service period, which is generally equal to the vesting period. For options granted in 2005, vesting was immediate upon grant. Because the vesting period for such options did not extend into 2006, no expense from options granted during 2005 was recorded in 2006. No stock options were issued during the nine months ended September 30, 2006, and accordingly, no expense associated with stock options has been recorded in our consolidated condensed financial statements.
The table below presents net income and basic and diluted net income per share for the three- and nine-month periods ended September 30, 2005, had we applied the fair value recognition provisions of SFAS 123:

Pro Forma Impact on	Three Months	Nine Months
Net Income (in millions)	2005	2005
As reported	$5.0	$14.1
Impact of SFAS No. 123, net of tax	(0.2)	(0.5)
	$4.8	$13.6

Pro Forma Impact on	Three Months	Nine Months
Basic Net Income Per Share	2005	2005
As reported	$0.28	$0.79
Impact of SFAS No. 123, net of tax	(0.01)	(0.03)
	$0.27	$0.76

Pro Forma Impact on	Three Months	Nine Months
Diluted Net Income Per Share	2005	2005
As reported	$0.26	$0.75
Impact of SFAS No. 123, net of tax	(0.01)	(0.03)
	$0.25	$0.72

In calculating the amounts in the preceding table, the weighted average fair value at the grant date for stock options issued during the first nine months of fiscal 2005 was $4.88 per option.  We utilized and will continue to utilize, the Black-Scholes valuation model to determine the fair value of stock options granted, if any are granted in the future.  The fair value of stock options at date of grant was estimated using the following weighted average assumptions for the nine months ended September 30, 2005: (a) no dividend yield on our common stock, (b) expected stock price volatility of 42.1%, (c) a risk-free interest rate of 3.56% and (d) an expected option term of 4 years.
The expected term of the options represented the estimated period of time until exercise. It was based on our previous experience regarding similar options, giving consideration to the contractual terms, vesting schedules and our expectations of future employee behavior regarding the exercise and forfeiture of stock options.  Expected stock price volatility was based solely on historical price volatility of our common stock over a period commensurate with the expected term of the underlying stock options. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of grant for Treasury issues with a maturity corresponding to the remaining term of the options. We have not paid cash dividends since 1999.
Under SFAS 123R, compensation expense will be recognized only for those awards expected to vest, with forfeitures estimated based on our historical experience and future expectations.  Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as forfeitures occurred.

Stock option activity during the nine-month period ended September 30, 2006 was as follows:
Options	Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2006	2,988	$5.89
Granted	--	--
Exercised	(673)	4.17
Forfeited or expired	(131)	10.60
Outstanding at September 30, 2006	2,184	$6.14	5.6	$5,212
Exercisable at September 30, 2006	1,718	$4.97	4.7	$5,169

The aggregate intrinsic value in the table above represents the total pre-tax value (the difference between our closing stock price on September 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by all option holders had all option holders exercised all such options on September 30, 2006.  This amount will fluctuate over time with the fair market value of our stock.  During the quarters ended September 2006 and 2005, respectively, the intrinsic value of options exercised was approximately $2.5 million and $2.2 million. As of September 30, 2006, we had no stock options that were not yet vested and no unrecognized stock-based compensation expense related to stock options.  Cash received from option exercises for the nine-month periods ended September 30, 2006 and 2005, respectively, was approximately $2.8 million and $2.9 million. The actual tax benefit we realized for the options exercised for the nine-month periods ended September 30, 2006 and 2005, was approximately $1.2 million and $0.8 million, respectively.
The fair value of restricted stock granted is equal to the fair market value of our common stock on the date of grant. The weighted average fair value of restricted stock granted in the first nine months of fiscal 2006 was $10.06. No restricted stock was granted in the first nine months of fiscal 2005.  Restricted stock awards become 33%, 67% and 100% vested on a cumulative basis on the first, second and third anniversaries of such awards, respectively.
Restricted stock activity during the nine-month period ended September 30, 2006 was as follows:

Restricted Stock	Shares (in thousands)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2006	--	$--
Granted	93	10.20
Vested	--
Forfeited	(13)	11.03
Nonvested at September 30, 2006	80	$10.06

4. RELATED PARTY TRANSACTIONS
Effective September 30, 2006, upon the recommendation of our Audit Committee and Board of Directors, we terminated all existing tractor and trailer lease arrangements with entities affiliated with our Chief Executive Officer, Stoney M. Stubbs, Jr., our current (since May 2006) Chief Operating Officer, S. Russell Stubbs and members of their immediate family, (collectively referred to herein as the “Stubbs Lessors”).
These lease arrangements had been in place for a number of years among the Stubbs Lessors, our former (until May 2006) Chief Operating Officer and us. As of the beginning of 2006, the assets that were the subject of the lease agreements involved 118 trailers which were leased on a month-to-month basis and 111 tractors that were leased for longer terms subject to written lease agreements. Of the 118 trailers, 36 were personally leased to us by our former Chief Operating Officer, and 82 were personally leased to us by various Stubbs Lessors.
Of the 111 tractors, 38 were leased from the former Chief Operating Officer and 73 were leased from the Stubbs Lessors, consisting of 68 leased from a family partnership and 5 leased personally from Stoney M. Stubbs, Jr. Our current COO is the son of our CEO and beneficially owns 42.1% of the family partnership. The remaining 57.9% of the family partnership is beneficially owned by other family members, including 2.6% beneficially owned by Stoney M. Stubbs, Jr., who serves as the family partnership’s managing general partner.
Effective September 30, 2006, we purchased from the Stubbs Lessors the 73 tractors at their fair market value ("FMV") as determined by an independent third party and approved by our Audit Committee and Board of Directors.
The FMV purchase price for all tractors leased from the Stubbs Lessors was approximately $3.5 million, which includes $275 thousand paid to Stoney M. Stubbs, Jr. for 5 leased trucks owned personally by him. In addition, because the tractor leases with the Stubbs Lessors were, by their terms, not subject to cancellation, we paid the Stubbs Lessors early tractor lease termination fees totaling $275 thousand, which the Audit Committee determined to be (i) reasonable relative to termination fees that would likely be assessed under similar leases with unrelated parties; (ii) more favorable to us than allowing the leases to continue until their normal termination dates; and (iii) more favorable to us than terminating the leases and replacing the tractors.
Leases for the 82 trailers rented from Stubbs Lessors were also terminated effective September 30, 2006. In connection with that termination, we purchased those trailers for their fair market value. We subsequently sold those trailers and realized no significant loss or gain on the sales.
Until the effective date of the lease terminations (September 30, 2006), the family partnership had been treated as a variable interest entity (see Note 1, “Basis of Presentation”) which we included in our consolidated condensed financial statements. Upon the September termination of the leases, the consolidation of the family partnership ceased. Accordingly, these financial statements reflect the expenses (depreciation and interest expense) associated with the 68 tractors leased from the family partnership during the nine months ended September 30, 2006, but no longer reflect the assets or liabilities of the family partnership. The termination of the family partnership leases resulted in the family partnership no longer being considered as a variable interest entity. These consolidated condensed financial statements for all periods presented also reflect as equipment rental expense the rentals we paid for all of the tractors and trailers we leased from related parties (other than the 68 tractors we leased from the family partnership).
Because the family partnership was a variable interest entity until September 30, 2006, these consolidated condensed financial statements reflect the operating expenses of the family partnership.  Accordingly, the net book value of the 68 tractors and the debt that the family partnership owed to a bank for loans collateralized by the 68 tractors were reflected in our consolidated financial statements for all periods prior to September 30, 2006. The amount of the debt was equal to the net book value of the 68 tractors. Therefore, when we paid the family partnership for the purchase of the 68 tractors, the funds that were paid were used by the family partnership to pay off the debt owed to the bank. The FMV of the 68 tractors that we paid to the family partnership exceeded net book value as of September 30, 2006 by approximately $175 thousand.

The termination fee and the excess of FMV over the net book value that was paid was accounted for as a dividend to a related party. Accordingly, the total $450 thousand that we paid for cancellation fees and excess FMV over net book value of the 68 tractors was accounted for as a dividend in these consolidated condensed financial statements, and were therefore charged directly to retained earnings.
Eight of our former Chief Operating Officer's tractor leases expired during June of 2006.  Pursuant to the former Chief Operating Officer’s tractor leases, those eight tractors were returned to him when those leases expired. All of the trailers that were rented from our former Chief Operating Officer were cancelled during June 2006. Upon cancellation, we purchased those 36 trailers from our former Chief Operating Officer at their fair market value.  We subsequently sold those trailers and realized no significant loss or gain on the sales.
Aside from the 68 tractors we leased from the family partnership, we accounted for all of the other leases as operating lease agreements.
The following discussion of the amounts we paid to the related parties for rentals under the leasing arrangements during each of the nine-month periods ended September 30, 2005 and 2006 includes all 111 tractors and 118 trailers.
We paid the officers a premium over the tractor rentals we pay to unaffiliated lessors. During each of the nine-month periods ended September 30, 2005 and 2006, the average monthly rent per tractor leased from related parties was about 10% higher than the rentals for tractors we leased from unrelated parties. During the nine-month periods ended September 30, 2005 and 2006, payments to officers (including payments to the family partnership) under these leases were approximately $1.5 million and $1.3 million, respectively. During the nine-month periods ended September 30, 2005 and 2006, the cost for related-party tractor leases was approximately $150 thousand and $130 thousand, respectively, more than it would have been had the tractors been leased from unrelated parties.
During the first nine months of 2005 and 2006, we also rented from the same officers up to 118 trailers on a month-to-month basis. The rentals we paid for the 118 trailers leased from related parties were approximately $370 thousand during the nine-month periods ended September 30, 2005 and $280 thousand during the comparable period of 2006. Per reference to similar rental agreements in effect between ourselves and unrelated third party trailer rental companies, during each of the nine-month periods ended September 30, 2005 and 2006, the amount we paid to the related-party lessors was about $120 thousand more than the trailers' fair rental value.
Related-party tractor leases were documented by formal lease contracts between us and the lessors, but there was no written agreement between us and our related parties for the trailer leases.  Because of the absence of such a trailer rental agreement, the leases did not qualify as long term leases.  In Texas, long term leases are exempted from rental tax, but short term rentals are subject to such taxes.  The State of Texas determined that the related-party lessors had failed to pay such rental tax and assessed the related-party lessors for such taxes in the amount of approximately $200 thousand, a negotiated settlement for all such taxes due through March 31, 2006.
In the normal course of our business with unrelated-party lessors for short-term trailer rentals, we agree by the terms of the underlying written rental contracts that similar rental taxes will be our responsibility.  Unrelated-party rental companies add the taxes to their invoices to us and we remit the rental fee and the associated tax to the rental companies, who subsequently remit the taxes collected from us to the state where the rental transaction occurred.
In the case of our short-term related-party trailer rentals, we were not legally obligated by contract to reimburse the lessors for the taxes that the State of Texas assessed against them because there was no formal rental contract.  As previously reported, the Audit Committee of our Board of Directors commenced an investigation into certain billing and other operational matters during February 2006.  The investigation was completed during May of 2006.  When the investigation began, the related-party lessors had requested reimbursement for their rental tax liability, but the Audit Committee had not yet acted on their request, pending the conclusion of the investigation.  Transactions with related parties require the approval in advance by the Audit Committee in all cases and the full Board of Directors in certain cases.  In June 2006, the Audit Committee approved the related-party lessor's requests for reimbursement of the rental tax assessment described above. They further approved payment of rental taxes of about $3 thousand per month on trailers rented during the third quarter of 2006 as well as for subsequent future trailer rentals until such time as the related-party trailer lease cancellations are negotiated and finalized, which occurred effective September 30, 2006.
A member of our finance staff devotes a significant portion of his time rendering tax and other professional services for the personal benefit of our CEO and former COO. We have determined that $30 thousand of the finance staff member’s salary was related to the provision of such services during each of the nine-month periods ended September 30, 2005 and 2006.
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
During the nine-month period ended September 30, 2006, most of the trailers and trailer refrigeration units we purchased for use in our operations were purchased from W&B Refrigeration, LLP ("W&B"), an entity in which we own a 20% equity interest. We account for our investment using the equity method of accounting. As of September 30, 2005 and 2006, the total investment in W&B, which is included in "Other Assets" on our consolidated condensed balance sheets, was $4.8 million and $4.9 million, respectively.  All of our trailer purchase orders are awarded after a competitive bidding process to ensure that we are getting the best possible product quality, price, warranty and terms. We also rely on W&B to provide routine maintenance and warranty repair of the trailers and refrigeration units. During the nine-month period ended September 30, 2006, we purchased trailers and refrigeration units aggregating $3.1 million from W&B. We made $1.4 million of such purchases in the first nine months of 2005. During each of the nine-month periods ended September 30, 2006 and 2005, respectively, we paid W&B $1.4 million and $1.2 million for maintenance and repair services and parts.   As of September 30, 2006 and 2005, respectively, included in our accounts payable were amounts owed to W&B of $0.3 million and $1.9 million for the purchase of trailers, parts and repair services.

5. LONG-TERM DEBT
As of September 30, 2006, we had a $50 million secured line of credit pursuant to a revolving credit agreement with two commercial banks. In October of 2006, we negotiated a new agreement, with the same two banks, which will expire in 2010. As with the old agreement, borrowings under the new agreement are secured by the company’s accounts receivable. In addition, we have the option to provide the banks with liens on a portion of our truck and trailer fleets to cover borrowings and letters of credit in excess of the amount that can be borrowed against accounts receivable.
Interest is paid monthly. We may elect to borrow at a daily interest rate based on the bank’s prime rate or for specified periods of time at fixed interest rates which are based on the London Interbank Offered Rate in effect at the time of a fixed rate borrowing. Pricing under the new agreement is more favorable than under the old agreement. At September 30, 2006, $1.0 million was borrowed against this facility and $5.1 million was being used as collateral for letters of credit. Accordingly, at September 30, 2006 approximately $43.9 million was available under the agreement. To the extent that the line of credit is not used for borrowing or letters of credit, we pay a commitment fee to the banks.
The agreement contains a pricing “grid” where increased levels of profitability and cash flows or reduced levels of indebtedness can reduce the rates of interest expense we incur. The new agreement permits, with certain limits, payments of cash dividends, repurchases of our stock and increased levels of capital expenditures. The amount we may borrow under the facility may not exceed the lesser of $50 million, as adjusted for letters of credit and other debt as defined in the agreement, a borrowing base or a multiple of a measure of cash flow as described in the agreement. Loans and letters of credit will become due upon the expiration of the agreement. As of September 30, 2006, we were in compliance with the terms of the agreement.

6. COMMITMENTS AND CONTINGENCIES
We have accrued for costs related to public liability, cargo, employee health insurance and work-related injury claims. When an incident occurs, we record a reserve for the incident’s estimated outcome. As additional information becomes available, adjustments are made. Accrued claims liabilities include all such reserves and our estimate for incidents which have been incurred but not reported.

7. NET INCOME PER SHARE OF COMMON STOCK
Basic income per share was computed by dividing our net income by the weighted average number of shares of common stock outstanding during the period. The table below sets forth information regarding weighted average basic and diluted shares for each of the three- and nine-month periods ended September 30, 2006 and 2005 (in thousands):

	Three Months		Nine Months
	2006	2005	2006	2005
Basic shares	17,876	17,944	17,971	17,817
Common stock equivalents	498	929	717	974
Diluted shares	18,374	18,873	18,688	18,791

For the three and nine months ended September 30, 2006, we excluded 823 thousand and 606 thousand stock options, respectively, from our calculation of common stock equivalents because their exercise prices exceeded the market price of our stock, which would have been anti-dilutive.  For the three- and nine-month periods ended September 30, 2005, respectively, 63 thousand and 14 thousand such stock options were excluded.

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
Our operating expenses for 2006 include approximately $2.1 million in professional fees and other expenses that we incurred relative to the investigation.  We anticipate no further significant expenses associated with the investigation will be incurred during the final three months of 2006.
The professional fees we incurred relating to the investigation accounted for approximately 20% of the decrease in our pre-tax income during the first nine months of 2006, as compared to the same period of 2005.  Other factors that impacted our results are summarized in the remaining parts of this discussion.
During the second quarter of 2005, we sold a life insurance investment.  In connection with the sale, we received cash of $6.1 million and realized a gain of $3.8 million.  No such transaction occurred during the first nine months of 2006.  The absence of such a gain from our 2005 results represents 35% of the $10.6 million decline in our pre-tax income between the nine-month periods ended September 30, 2005 and 2006.
During 2005, we sold certain operating assets of our remaining non-freight subsidiary, Airpro Holdings, Inc. ("AHI").  The buyer was a newly-formed entity, Airpro Mobile Air, LLC ("AMA").  After the sale, AHI, which owns 20% of AMA, changed its name to FX Holdings, Inc. ("FX").  Because FFE remains the primary beneficiary of AMA, we are required by Financial Accounting Standards Board Interpretation No. 46 (revised) to consolidate the financial statements of AMA.  As of September 30, 2005 and 2006, the total assets of AirPro, which are included in our consolidated condensed financial statements, were $3.2 million and $3.7 million, respectively.
A second variable interest entity that we do not own but which is consolidated into these financial statements until September 30, 2006, is a family partnership from which we leased 68 tractors.  The family partnership is under the control of our Chairman and Chief Executive Officer. Our Senior Vice President and Chief Operating Officer also owns an interest in the family partnership. Effective September 30, 2006, we terminated these leases and thereafter the entity is no longer a variable interest entity. A more detailed discussion of that transaction is summarized in Note 4 to the accompanying condensed consolidated financial statements.
Our Internet address is www.ffex.net. All of our filings with the Securities and Exchange Commission ("SEC") are available free of charge through our website as soon as reasonably practicable after we file them with the SEC.

RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2006 and 2005

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
Our dedicated fleet operation consists of tractors and trailers that haul freight for a specific customer only. Dedicated fleet revenue is asset based. Customers typically pay us weekly for trucks assigned to their service.
Income from equipment rental represents amounts we charge to independent contractors for the use of trucks which we own and lease to the owner-operator, as well as income for special-use equipment rentals. Since the third quarter of 2005, we have continued to provide trailers in the aftermaths of Hurricanes Katrina and Rita. During the first nine months of 2006, revenue from the rental of refrigerated trailers being used by governmental agencies in ongoing hurricane relief efforts was $2.2 million.  There was no such revenue during the comparable nine months of 2005.
The rates we charge for our freight services include fuel adjustment charges. In periods when the price we incur for diesel fuel is high, we add fuel surcharges in an effort to recover this increase from our customers.

The following table summarizes and compares the significant components of freight revenue for each of the three- and nine-month periods ended September 30, 2006 and 2005:

	Three Months		Nine Months
Freight revenue from (a):	2006	2005(d)	2006	2005(d)
Temperature-controlled fleet	$37.7	$46.0	$121.6	$134.6
Dry-freight fleet	19.7	21.9	60.5	66.0
Total truckload linehaul services	57.4	67.9	182.1	200.6
Dedicated fleets	5.2	7.7	16.5	18.7
Total full-truckload	62.6	75.6	198.6	219.3
Less-than truckload linehaul services	34.0	35.5	97.1	95.6
Fuel surcharges	22.2	18.7	59.4	43.5
Freight brokerage	3.7	3.8	9.7	11.6
Equipment rental	1.6	1.5	6.5	4.3
Total freight revenue	$124.1	$135.1	$371.3	$374.3
Freight operating expenses(a)	$118.8	$126.5	$359.0	$354.0
Income from freight operations (a)	$5.3	$8.6	$12.3	$20.3
Freight operating ratio (b)	95.7%	93.6%	96.7%	94.6%
Total full-truckload revenue	$62.6	$75.6	$198.6	$219.3
Less-than-truckload linehaul revenue	34.0	35.5	97.1	95.6
Total linehaul and dedicated fleet revenue	$96.6	$111.1	$295.7	$314.9
Weekly average trucks in service	2,175	2,281	2,239	2,282
Revenue per truck per week (c)	$3,379	$3,706	$3,386	$3,537

Computational notes:
(a)	Revenue and expense amounts are stated in millions of dollars. The amounts presented in the table may not agree to the amounts shown in the accompanying statements of income due to rounding.
(b)	Freight operating expenses divided by total freight revenue.
(c)	Average daily revenue times seven, divided by weekly average trucks in service.
(d)
Due to changes in the way we tabulated the underlying data for 2006 and in order to provide a valid comparison to the 2006 statistical data, amounts reported for 2005 may differ from amounts previously reported.

Excluding fuel surcharges, revenue from our freight operations decreased by $14.5 million (12.5%) and $18.9 million (5.7%) between the three- and nine-month periods ended September 30, 2005 and 2006, respectively.  Dedicated fleet revenue decreased by $2.2 million (11.8%) between the nine-month periods. The following table summarizes and compares our revenue-related data from full-truckload and LTL linehaul services for each of the three- and nine-month periods ended September 30, 2006 and 2005:

	Three Months		Nine Months
Truckload	2006	2005(j)	2006	2005(j)
Total linehaul miles (a)	42.5	48.8	136.1	147.2
Loaded miles (a)	38.5	43.7	123.2	132.3
Empty mile ratio (b)	9.4%	10.5%	9.5%	10.1%
Linehaul revenue per total mile (c)	$1.35	$1.39	$1.34	$1.36
Linehaul revenue per loaded mile (d)	$1.49	$1.55	$1.48	$1.52
Linehaul shipments (e)	40.8	46.0	128.9	139.5
Loaded miles per shipment (f)	944	950	956	948
Less-than-truckload
Hundredweight (e)	2,172	2,352	6,315	6,502
Shipments (e)	69.8	75.3	201.9	209.4
Linehaul revenue per hundredweight (g)	$15.65	$15.09	$15.38	$14.70
Linehaul revenue per shipment (h)	$487	$471	$481	$457
Average weight per shipment (i)	3,112	3,124	3,128	3,105

Computational notes:
(a)	In millions.
(b)	Total linehaul miles minus loaded miles, divided by total linehaul miles.
(c)	Revenue from linehaul services divided by total linehaul miles.
(d)	Revenue from linehaul services divided by loaded miles.
(e)	In thousands.
(f)	Total loaded miles divided by number of linehaul shipments.
(g)	LTL revenue divided by hundredweight.
(h)	LTL revenue divided by number of shipments.
(i)	LTL hundredweight times one hundred divided by number of shipments.
(j)
Due to changes in the way we tabulated the underlying data for 2006 and in order to provide a valid comparison to the 2006 statistical data, amounts reported for 2005 may differ from amounts previously reported.

Full-truckload revenue declined by $13.0 million (17.2%) and $20.7 million (9.4%) during the three- and nine-month periods ended September 30, 2006, as compared to the same periods of 2005. Linehaul revenue per loaded mile declined by 3.9% to $1.49 and by 2.6%, to $1.48 for the 2006 three- and nine-month periods, respectively, as compared to the same periods of 2005. During the nine-month period ended September 30, 2006 as compared to the same period of 2005, the average full truckload length of haul improved to 956 miles (0.8%), helping to offset the reduction in revenue per loaded mile, and our empty mile ratio improved from 10.1% to 9.5%. The number of full-truckload linehaul shipments we transported during the third quarter of 2006 declined 11.3% to 40,800 shipments, as compared to 46,000 during the year-ago quarter.
The loss of 84 owner-operator-provided tractors between September 30, 2005 and September 30, 2006 has impaired our ability to expand our full-truckload linehaul service. Despite the redeployment of trucks from our linehaul service to dedicated fleets, which negatively impacted full-truckload linehaul revenue during the first nine months of 2006, we also experienced an 11.8% decrease in dedicated fleet revenue between the nine-month periods. Of the year-to-date decline in dedicated revenue, 73% was from the disaster-related revenue earned in 2005, but not in 2006. We have recently designated an employee to focus on the development of our dedicated service offerings.
Included in our truckload revenue (and LTL revenue to a lesser extent) is revenue generated from our intermodal operations. Early in the third quarter of 2006, we also expanded our intermodal initiative, and have seen a 5% increase in intermodal revenue, comparing the third quarter of 2006 to the same period of 2005. This initiative provides an opportunity for revenue growth without depending on either the limited availability of owner-operators or further investments in company-operated fleets.
Since the third quarter of 2005, we have redeployed certain tractors and trailers from our full-truckload linehaul fleets to provide relief services in the aftermaths of Hurricanes Katrina and Rita. Relief efforts generated revenue of approximately $0.5 million during the third quarter of 2006 and $2.5 million for the nine months ended September 30, 2006, compared to $1.9 million for both the quarter and the nine months year-to-date of 2005.
 Freight brokerage revenue declined by $1.9 million (16.4%) between the nine-month periods ended September 30, 2005 and 2006, but did not vary significantly when comparing the third quarters of 2006 and 2005. Our freight brokerage provides transportation services to our customers by using equipment belonging to third-party trucking companies. Payments to these trucking companies are negotiated for each load and are recorded as purchased transportation expense.
In our freight brokerage operation, we employ specialists knowledgeable in our freight network. During the third quarter of 2005, we made personnel changes in our freight brokerage operation and continue to explore ways to improve the level and quality of our freight brokerage revenue.

Our linehaul rates are typically related to providing service between an origin and a destination. Often, it is necessary for trucks to run empty, or “deadhead” long distances from the city of their last delivery to the city of their next load. Historically, the expenses we incurred for deadhead miles could not be passed through to the customer. Our trucks currently average between five and seven miles per gallon. Between the third quarter of 2004 and the third quarter of 2005, the average per-gallon price we incurred for fuel rose by 40%, to $2.42.  Due to this rapid increase, we have determined that we should no longer bear 100% of the costs of deadhead miles, and last year many of our customers agreed to absorb at least some of our incremental deadhead expense. Demand for trucking services in general has declined during 2006 from levels a year ago. Due to this shift from a sellers market to a buyers market in the trucking industry, fewer shippers are compensating us for deadheads during 2006 than did so last year.
LTL linehaul revenue decreased by $1.5 million (4.2%) during the three months ended September 30, 2006, but improved by $1.5 million (1.6%) during the nine months ended September 30, 2006, as compared to the same periods of 2005, respectively. The number of LTL shipments transported dropped by 7.3% between the third quarters of 2005 and 2006, the average weight of the shipments transported decreased by 0.4% and average linehaul revenue per LTL shipment improved by 3.4%, to $487.  Corresponding year-to-date comparisons between 2006 and 2005 show a 3.6% drop in the number of shipments, an increase of 0.7% in the weight per shipment, and an improvement in the revenue per shipment of 5.3%, to $481.
The following table summarizes and compares the makeup of our fleets between truckload and LTL and between company-provided tractors and tractors provided by owner-operators as of September 30, 2006 and 2005:
	2006	2005
Truckload tractors
Company-provided	1,477	1,526
Owner-operator	456	536
Total truckload	1,933	2,062
LTL tractors
Company-provided	110	105
Owner-operator	143	147
Total LTL	253	252

Total company-provided	1,587	1,631
Total owner-operator	599	683
Tractors in service	2,186	2,314
Trailers in service	3,940	4,378

Recent high operating expenses in the trucking industry, particularly for maintenance and fuel, have contributed to a decline in the number of independent contractors providing equipment to the industry. Our ability to mitigate this industry-wide trend by expanding our company-operated fleets has been constrained by a lack of drivers qualified to operate the equipment.

Freight Operating Expenses: The following table sets forth, as a percentage of freight revenue, certain major operating expenses for each of the three- and nine-month periods ended September 30, 2006 and 2005:

	Three Months		Nine Months
	2006	2005	2006	2005
Salaries, wages and related expenses	24.8%	25.1%	26.3%	26.0%
Purchased transportation	24.4	23.8	23.8	24.9
Fuel	18.9	16.9	18.3	15.7
Supplies and expenses	12.5	12.6	12.0	12.8
Revenue equipment rent and depreciation	10.2	9.6	10.4	10.2
Claims and insurance	3.7	3.2	3.7	2.9
Other	1.2	2.4	2.2	2.1
Total freight operating expenses	95.7%	93.6%	96.7%	94.6%

     Salaries, Wages and Related Expenses: Salaries, wages and related expenses decreased by $3.1 million (9.1%) and increased by $536 thousand (0.6%), respectively, during the three- and nine-month periods ended September 30, 2006 as compared to the same periods of 2005. The following table summarizes and compares the major components of these expenses for each of the three- and nine-month periods ended September 30, 2006 and 2005 (in millions):

	Three Months		Nine Months
Amount of Salaries, Wages and Related Expenses Incurred for	2006	2005	2006	2005
Driver salaries and per diem expenses	$18.7	$19.0	$57.2	$55.2
Non-driver salaries	9.2	10.7	28.4	28.6
Payroll taxes	1.9	2.1	6.4	6.5
Work-related injuries	(0.1)	0.6	1.9	2.7
Health insurance and other	1.1	1.5	3.8	4.2
	$30.8	$33.9	$97.7	$97.2

Driver salaries and per diem expenses fell by $0.3 million (1.6%) and rose by $2.0 million (3.6%) between the three- and nine-month periods ended September 30, 2005 and 2006, respectively.  Employee-drivers are typically paid wages and per diem expense allowances calculated on a per-linehaul-mile basis while employee-drivers in our dedicated fleets are typically paid by the day.  In April of 2006, we increased our linehaul driver per diem rate-per-mile by $0.02 in an effort to improve our ability to attract and retain qualified employee-drivers.  Driver turnover has improved from 100% and 95% for the three- and twelve-month periods ended September 30, 2005 to 84% and 87% for the three- and twelve-month periods ended September 30, 2006.  The 2006 increase in driver pay is primarily due to the higher proportion of our freight handled by company drivers rather than owner-operators and the per diem rate increase.
Between the three- and nine-month periods ended September 30, 2005 and 2006, non-driver salaries and wages decreased $1.5 million (14.0%) and $200 thousand (0.7%), respectively.
We sponsor a 401(k) wrap plan which enables certain highly-compensated employees to defer a portion of their current salaries to their post-retirement years. Because the wrap plan’s assets are held by a grantor or “rabbi” trust, we are required to include the wrap plan’s assets and liabilities in our consolidated condensed financial statements. As of September 30, 2005 and 2006, respectively, such assets included approximately 141 thousand and 119 thousand shares of our common stock, which are classified as treasury stock in our consolidated condensed balance sheets.
We are required to value the assets and liabilities of the wrap plan at market value on our periodic balance sheets, but accounting principles generally accepted in the United States preclude us from reflecting the treasury stock portion of the wrap plan’s assets at market value. When the market value of our common stock rises, this causes upward pressure on non-driver salaries and wage expense. The opposite is true when the market value of our common stock falls. During the first nine months of 2005 and 2006, respectively, the per-share market price of our stock declined by $2.41 and $3.44. That resulted in reductions of approximately $277 thousand in salaries and wage expense for the first nine months of 2005 and $435 thousand for the same period of 2006. Also, during the nine-month periods ended September 30, 2005 and 2006, respectively, our executive bonus and phantom stock plan was partially denominated in approximately 171 thousand and 166 thousand “phantom” shares of our stock, the liability for which is also determined by the value of our stock. That resulted in additional $411 thousand and $570 thousand reductions, respectively, in non-driver salaries and wage expense during the first nine months of 2005 and 2006.
Because non-driver salaries and wage expense was reduced by approximately $688 thousand during the first nine months of 2005 as compared to approximately $1.0 million during the comparable period of 2006, the net effect of stock market fluctuations in the market value of our common stock was that such expenses during the first nine months of 2006 were approximately $317 thousand less than such expenses were during the comparable nine months of 2005.
Salaries and wage expense associated with work-related injuries decreased by $700 thousand (116.7%) and by $800 thousand (29.6%) for the three-and nine-month periods ended September 30, 2005 and 2006. Such expenses principally relate to injuries sustained by employees during the course of their employment. Large fluctuations can be caused by the occurrence of just one serious injury in a quarter compared to a quarter with lesser experience in the frequency and severity of injuries or the settlement of claims for less money than the initial analysis had indicated.
Expenses associated with employee health insurance and other salaries, wages, and related expense decreased by $400 thousand (26.7%) and by $400 thousand (9.5%) for the three- and nine-month periods ended September 30, 2005 and 2006. Expenses associated with payroll taxes did not change appreciably between the three- and nine-month periods ended September 30, 2005 and 2006.

Purchased Transportation: Purchased transportation expense declined by $1.9 million (5.8%) and $5.1 million (5.5%) during the three- and nine-month periods ended September 30, 2006 as compared to the comparable periods of 2005. The following table summarizes and compares the major components of our purchased transportation expense for each of those periods by type of service (in millions):

	Three Months		Nine Months
Amount of Purchased Transportation Expense Incurred for	2006	2005	2006	2005
Linehaul service	$22.9	$24.8	$67.8	$73.6
Fuel adjustments	4.4	4.2	12.4	10.2
Freight brokerage and other	3.0	3.2	8.0	9.6
	$30.3	$32.2	$88.2	$93.4

Purchased transportation for linehaul service primarily represents payments to owner-operators in exchange for our use of their vehicles to transport shipments. The  $5.2 million decrease in such expenses during the first nine months of 2006, as compared to the same period of 2005, is primarily a result of a decrease in the average number of owner-operator-provided tractors in our fleets, from 717 during the nine-month period ended September 30, 2005 to 640 during the comparable period of 2006.
Purchased transportation for fuel adjustments represents incremental payments to owner-operators to compensate them for currently high fuel costs. Owner-operators are responsible for all expenses associated with the operation of their tractors, including labor, maintenance and fuel. The per-gallon price of fuel we incurred during the nine months ended September 30, 2006 was 21% more than the same period of 2005. Pursuant to the contracts and tariffs by which our freight rates are determined, those rates in most cases automatically fluctuate as diesel fuel prices rise and fall because of the fuel adjustment charges. When retail fuel prices rise, we charge our customers incremental fuel adjustment charges to defray such higher costs. To the extent that shipments are transported by owner-operators, we pass the amount of these fuel surcharges through to the owner-operators, in order to offset their incremental fuel expense.
Purchased transportation expenses associated with our freight brokerage and other service offerings declined by $1.6 million between the 2005 and 2006 nine-month periods. Nearly the entire year-to-date decline occurred during the three months ended March 31, 2006 as compared to the same period of 2005. Freight brokerage purchased transportation expense is highly correlated to freight brokerage revenue, which declined by $1.9 million between the nine-month periods.
Intermodal purchased transportation (included in “linehaul service” in the above table) declined 13% when comparing the third quarter of 2006 to the same period of 2005, in spite of a 5% increase in intermodal revenue. Management hired to develop our intermodal revenue growth initiative has been successful in negotiating directly with the railroads, avoiding the cost of fees associated with third-party brokers, thus reducing our costs while increasing our revenue.

Fuel: Fuel expense increased by $637 thousand (2.8%) and $9.3 million (15.8%), respectively, during the three- and nine-month periods ended September 30, 2006 as compared to the same periods of 2005. The following table summarizes and compares the relationship between fuel expense and total linehaul and dedicated fleet revenue during each of the three- and nine-month periods ended September 30, 2006 and 2005:

	Three Months		Nine Months
	2006	2005	2006	2005
Total linehaul and dedicated fleet revenue	$96.6	$111.1	$295.7	$314.9
Fuel expense	23.5	22.9	68.0	58.7
Fuel expense as a percent of total linehaul and dedicated fleet revenue	24.3%	20.6%	23.0%	18.6%

The average price per gallon of fuel we paid during the first nine months of 2006 was 21% more than during the comparable year-ago period. Fuel adjustment charges do not always fully compensate us or our independent contractors for increased fuel costs. Accordingly, fuel price volatility can impact our profitability. We have in place a number of strategies that mitigate, but do not eliminate, the impact of such volatility. Pursuant to the contracts and tariffs by which our freight rates are determined, most of those rates automatically fluctuate as diesel fuel prices rise and fall.
Factors that might prevent us from fully recovering fuel cost increases include the presence of deadhead (empty) miles, tractor engine idling and fuel to power our trailer refrigeration units. Such fuel consumption often cannot be attributable to a particular load, so there is no revenue to which a fuel adjustment may be applied. Also, our fuel adjustment charges are computed by reference to federal government indices that are released weekly for the prior week. When prices are rising, the price we incur in a given week is more than the price the government reports for the preceding week. Accordingly, we are unable to recover the excess of the current week's actual price to the preceding week's indexed price.
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
New federal environmental regulations over diesel engine exhaust cleanliness are slated to come into effect during the first quarter of 2007. Tractors provided under the new regulations will be powered by engines with more extensive exhaust filtering systems. The new engines will also be designed to more completely burn diesel fuel, thereby reducing the level of particulates such engines discharge into the air. We expect to begin using tractors with the new engines during the latter half of 2007.
Beginning in October, 2006, the new regulations also require new standards in the composition of diesel fuel. New ultra-low sulfur diesel ("USLD") fuel will be designed to contain fewer particulates, and is expected to be as much as ten cents per gallon more expensive than the fuel we presently use. USLD fuel is also expected to result in lower miles per gallon (“mpg”) than the fuel that is presently in use. Had the USLD fuel been in use in all of our company-operated tractors and trailer refrigeration units during the first nine months of 2006, had such fuel been ten cents per gallon more than what we incurred during that period and had our mpg dropped by .5 mpg, our fuel expense would have been about $8.5 million higher than what we incurred during the nine months ended September 30, 2006. Consequently, we have planned our tractor orders to maximize delivery of the 2006-model tractors and will not have to accept delivery of the 2007-model tractors until the fall of 2007. That plan will delay the impact of the mpg decline, but will not avoid the increase in fuel prices.  Approximately one-third of the aforementioned $8.5 million is fuel-price related. Our tractor fleet should be fully converted to the new engines by the end of 2011. We intend to continue to pass our increases in fuel expenses to our customers but there can be no assurance that we will succeed in those efforts.

   Supplies and Expenses: Supplies and expenses decreased by $1.5 million (9.1%) and $3.3 million  (6.9%), respectively, between the three- and nine-month periods ended September 30, 2005 and 2006. The following table summarizes and compares the major components of supplies and expenses for each of the three- and nine-month periods ended September 30, 2005 and 2006 (in millions):

	Three Months		Nine Months
Amount of Supplies and Expenses Incurred for	2006	2005	2006	2005
Fleet repairs and maintenance	$5.2	$6.0	$14.5	$17.9
Freight handling	2.9	3.3	8.4	8.7
Driver travel expenses	0.8	0.8	2.4	2.2
Tires	1.4	1.7	4.6	4.4
Terminal and warehouse expenses	1.6	1.7	4.5	5.3
Driver recruiting	1.5	1.2	4.1	3.2
Other	2.0	2.3	6.2	6.4
	$15.4	$17.0	$44.7	$48.1

Fleet repairs and maintenance declined by $0.8 million (13.3%) during the third quarter of 2006 and by $3.4 million (19.0%) for the first nine months of 2006, as compared to the same periods of 2005. By way of comparison, the $17.9 million we incurred for such activities in the first nine months of 2005 was 32.6% more than during the comparable period of 2004. Prior to 2005, we had been replacing our tractors on a 42- to 48-month cycle. Late in 2005, we began to shorten the cycle to 42 months. Older tractors are more costly to maintain and most repairs to newer tractors are covered by manufacturers’ warranties. We plan to continue phasing out older tractors during the remainder of 2006.
Part of the increased maintenance expenses we incurred during 2005 was related to a group of our assets that had experienced an unusually high failure rate. When such failures occur, we incur expenses for repairs, and we also experience additional expenses for downtime and customer service. During the second quarter of 2006, we reached an agreement with the vendor who provided the assets to us.  Pursuant to the agreement, we received assets valued at approximately $0.5 million in September of 2006, which we had credited against fleet repairs and maintenance expense during the second quarter of 2006.
Driver recruiting expenses increased by $0.9 million between the nine-month periods ended September 30, 2006 and 2005. The lack of availability of qualified truck drivers has been a problem for our industry for many years, and trucking companies usually recruit drivers from other trucking companies. Also, inexperienced driver candidates often must be properly trained before qualifying to be “solo” drivers. As qualified drivers have become harder to find, we have increased the amount we spend to advertise and solicit for such drivers. Improved retention of drivers currently in service is expected to mitigate the need to recruit drivers to replace those who leave. In order to improve such retention, we implemented a pay-rate increase for our employee-drivers in April 2006. We will continue to explore and implement other strategies in an effort to reduce recruiting costs through improved retention of employee-drivers currently in service. We have seen improvement in our driver turnover, from 100% for the quarter ended September 30, 2005 to 84% for the quarter ended September 30, 2006.

Claims and Insurance: Claims and insurance expenses increased by $286 thousand  (6.7%) and $2.8 million (25.4%) for the three- and nine-month periods ended September 30, 2006, respectively, as compared to the same periods of 2005. The following table summarizes and compares the major components of claims and insurance expenses for each of the three- and nine-month periods ended September 30, 2006 and 2005 (in millions):

	Three Months		Nine Months
Amount of Claims and Insurance Expenses Incurred for	2006	2005	2006	2005
Liability	$3.0	$3.4	$9.5	$8.5
Cargo	1.2	0.4	2.6	1.1
Physical damage	0.3	0.5	1.5	1.3
	$4.5	$4.3	$13.6	$10.9

Claims and insurance expenses can vary significantly from year to year. When an incident occurs we reserve for the incident’s estimated outcome. The number and amount of open claims is significant. We have accrued for our estimated costs related to all open claims. There can be no assurance that these claims will be settled without a material adverse effect on our financial position or our results of operations. As additional information becomes available, adjustments are made.
Under our current policies for liability incidents, we retain all of the risk for losses up to $3 million per incident. Between $3 million and $10 million, we retain 25% of the risk. We are fully insured for losses for each occurrence between $10 million and $25 million. Our existing policies for liability insurance will expire on June 1, 2007.
The changes in the amounts of liability and physical damage expense we incurred between the first nine months of 2006 and 2005 resulted from differences in the number and severity of incidents which occurred during the periods involved. During 2006, we have improved our manner of accounting for cargo claims by establishing procedures to ensure that losses are timely identified and communicated to management. Based on that, and historical trends, we are better able to estimate the outcomes of known losses and also estimate what our losses for events that have been incurred but not reported.
Accrued claims and liabilities on our balance sheets include reserves for over-the-road accidents, work-related injuries, self-insured employee medical expenses and cargo losses. Employee-related insurance costs are included in salaries, wages and related expenses in our statements of income. It is probable that the estimates we have accrued at any point in time will change in the future.

Gains on Disposition of Equipment:  Gains on the disposition of equipment were $2.6 million during the first nine months of 2006, as compared to $3.6 million during the same period of 2005.  The periodic amount of such gains depends primarily upon conditions in the market for previously-owned equipment and on the quantity of retired equipment sold.

Miscellaneous Expenses: Miscellaneous operating expenses decreased by $1.8 million (92.1%) and $502 thousand (10.4%) for the three- and nine-month periods ended September 30, 2006, respectively, as compared to the same periods of 2005. Miscellaneous expenses include fees for routine legal services, auditing fees, rentals associated with freight terminals, costs associated with compliance with the Sarbanes-Oxley Act of 2002 and our provisions for uncollectible accounts receivable. The largest component of miscellaneous expenses for the nine months ended September 30, 2006 was approximately $2.1 million for professional fees associated with the investigation commissioned by the Audit Committee of the Board of Directors, which was concluded during the second quarter of 2006.  Reductions of $0.9 million in professional fees that were unrelated to the investigation served to mitigate the expense of the investigation.
When comparing nine months year-to-date 2006 to the same period of 2005, the provision for uncollectible accounts receivable was down $1.1 million.
During the three months ended September 30, 2006, we recorded, as a reduction of miscellaneous expense, an approximate $500 thousand recovery of professional fees we had earned from providing certain materials to a plaintiff in a legal action to which we were not a party. We developed the material in pursuing a claim against equipment providers during 2003-2005. We settled our claim during 2005, and incurred significant legal fees in connection with that action. We have accounted for our $500 thousand recovery during 2006 as a reduction in the legal fees we incurred in prior years.

Operating Income: Income from operations decreased by $3.5 million (39.7%) and $8.4 million (41.0%), respectively, between the three- and nine-month periods ended September 30, 2005 and 2006. The following table summarizes and compares our operating results from our freight and non-freight operations for each of the three- and nine-month periods ended September 30, 2006 and 2005 (in millions):

	Three Months		Nine Months
Operating Income (Loss) from	2006	2005	2006	2005
Freight operations	$5.4	$8.6	$12.2	$20.3
Non-freight operations	(0.1)	0.2	(0.1)	0.2
	$5.3	$8.8	$12.1	$20.5

During 2005, we sold certain operating assets of our remaining non-freight subsidiary, AirPro Holdings, Inc. (“AHI”). The buyer was a newly-formed entity, AirPro Mobile Air, LLC (“AMA”). After the sale, AHI, which owns 20% of AMA, changed its name to FX Holdings, Inc. ("FX"). Because FFE remains the primary beneficiary of AMA, we are required by Financial Accounting Standards Board Interpretation No. 46 (revised) to consolidate the financial statements of AMA.

 Interest and Other: The following table summarizes and compares our interest and other income for each of the three- and nine-month periods ended September 30, 2006 and 2005 (in thousands):

	Three Months		Nine Months
Amount of Interest and Other Expense (Income) from	2006	2005	2006	2005
Interest expense	$105	$92	$259	$278
Interest income	(56)	(13)	(392)	(195)
Equity in earnings of former subsidiaries	(226)	(302)	(478)	(439)
Life insurance and other	221	707	29	(2,460)
	$44	$484	$(582)	$(2,816)

During April of 2005, we sold a 50% interest in one of our life insurance investments.  The book value at March 31, 2005 of the asset we sold in April was approximately $2.3 million.  As consideration for the sale of the policy, we received $6.1 million in cash.  The resulting non-operating gain of $3.8 million is reflected above in "Life insurance and other" for the nine months of 2005.

Pre-Tax and Net Income: Pre-tax income declined by $3.1 million and by $10.6 million between the three- and nine-month periods ended September 30, 2005 and 2006, respectively. Net income decreased by $2.1 million (42.5%) and by $7.2 million (50.9%) between the three- and nine-month periods ended September 30, 2006 and 2005, respectively.
Nondeductible per diem expenses from employee-drivers have increased our effective tax rate (income tax provision divided by pre-tax income) for fiscal 2006 by almost 10 percentage points over the statutory federal rate of 35%.  As a result of the nondeductible expenses and state income taxes, the effective tax rate for the nine-month period ended September 30, 2006 was 45.5%, which includes 2% for state income tax, net of federal benefit. Our effective tax rate during the first nine months of 2005 was 39.7%.  The principal factor that contributed to the lower rate in 2005 was the presence of a nontaxable $3.8 million gain from the sale of a life insurance investment.
As of September 30, 2006, we continue to hold a life insurance investment of a similar size and type as we sold last year. We have not yet decided whether to sell our remaining investment during 2006. If we do, and if we do not incur a taxable loss for the remainder of the year, our effective tax rate for 2006 will be lower than the 45.5% we incurred during the first nine months of 2006.
Our remaining life insurance investment is carried at its cash surrender value of $2.0 million and is included in “Other assets” in our balance sheet.

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
As of September 30, 2006, our working capital (current assets minus current liabilities) was $33.9 million, as compared to $27.8 million as of September 30, 2005. Accounts receivable decreased by $6.0 million (9.5%) between September 30, 2005 and 2006, primarily due to an improvement of 2.1 days in our days sales outstanding.
Our primary needs for capital resources are to finance working capital, expenditures for property and equipment and, from time to time, acquisitions. Working capital investment typically increases during periods of sales expansion when higher levels of receivables occur.
We had $1.0 million in long-term debt as of September 30, 2006, and the unused portion of the company's $50.0 million revolving credit facility was $43.9 million. The credit agreement expires on June 1, 2010.
We believe that the funds available to us from our working capital, future operating cash flows and our credit and leasing facilities will be sufficient to finance our operation during the next twelve months.
Cash Flows: During the nine-month period ended September 30, 2006, cash provided by operating activities was $14.1 million as compared to $15.5 million during the same period of 2005.  Operating cash flows were positively impacted during the first nine months of 2006 as compared to the same period of 2005 by, among other things, changes in accounts receivable and accounts payable. During 2006, the most significant of these was the collection of approximately $10 million of accounts receivable for hurricane-relief-related revenue generated in the fourth quarter of 2005.  The impact of these positive factors was negatively impacted by changes in accrued payroll, income taxes currently due, other current assets and lower net income.
Cash used in investing activities increased from $8.8 million during the first nine months of 2005 to $18.3 million during the comparable period of 2006. Increased expenditures for property and equipment net of proceeds from the sale of retired assets accounted for 33% of this change.
Cash used in financing activities increased from $2.0 million for the nine months ended September 30, 2005 to $4.4 million for the nine months ended September 30, 2006. In the third quarter of 2006, and subsequent to approval from the Board of Directors, the company purchased 667,900 shares of our common stock on the open market and 416,700 shares of common stock from our former Executive VP and Chief Operating Officer as a simultaneous transaction with his exercise of the same number of options. These stock transactions required the use of $8.9 million of cash during the three and nine months ended September 30, 2006, compared to $3.2 million in similar transactions during the same nine-month period of 2005. Other significant changes in the use of cash in financing activities was the net borrowing of $1.0 million during the nine-month period of 2006 compared to the net repayment of borrowings of $2.0 million during the same time period of 2005. Cash flows from financing activities included $1.2 million of an income tax benefit related to the exercise of stock options in 2006.
We terminated our leases with the Stubbs Lessors (see Note 4 to the accompanying consolidated condensed financial statements) effective September 30, 2006. All of the terms and conditions of the termination were definitively agreed to between us and the Stubbs Lessors prior to September 30, 2006, but the payments we agreed to make in connection with the termination were not made until October 2, 2006.
We accounted for the termination in our consolidated condensed financial statements as of September 30, 2006. Accordingly, accounts payable as of that date included all of the payments due to the Stubbs Lessors in connection with the termination of the leases. Of the total we paid, $2.6 million was for the portion of the payments due that were for assets that remained in service after the termination. Because the assets we purchased from the Stubbs Lessors were previously included in our consolidated condensed financial statements, that amount was not accounted for as a capital expenditure in our statement of cash flows for the nine months ended September 30, 2006.
Also related to the termination of the leases with the Stubbs Lessors and as discussed at Note 4 to the accompanying consolidated condensed financial statements, $450 thousand of the amount we paid during October 2006 was accounted for as dividends during the three months ended September 30, 2006. Of that amount $275 thousand was in the form of a cash payment that was in fact a termination fee.
The remainder of the $450 thousand represented the excess of the fair market value of the tractors we purchased from the Stubbs Lessors over the amount at which one Stubbs Lessor (a family partnership) had carried the assets in its financial statements. Because the family partnership was included in our consolidated condensed financial statements until September 30, 2006, we are precluded from increasing the net book value of those tractors to fair market value, because GAAP requires that such assets be carried at the net book value (historical cost minus accumulated depreciation) for the entire consolidated entity. Accordingly, the $175 thousand by which fair market value exceeded net book value was accounted for as a dividend in our consolidated condensed financial statements as of September 30, 2006, and payment was made on October 2, 2006.
As discussed at Note 4 to the accompanying consolidated condensed financial statements, the agreement to terminate the leases between us and the Stubbs Lessors was an event that resulted in the family partnership no longer being included in our consolidated condensed financial statements as of September 30, 2006. Accordingly, all of the amounts we paid to the Stubbs Lessors on October 2, 2006 are classified as accounts payable as of September 30, 2006.
The total of depreciation and amortization expense for the nine-month periods ended September 30, 2005 and 2006 was $20.6 million and $19.3 million, respectively.

Obligations and Commitments:  The table below sets forth information as to the amounts of our obligations and commitments as well as the year in which they will become due (in millions):

Payments Due by Year	Total	2006 (1)	2007	2008	2009	2010	After 2010
Long-term debt and letters of credit	$6.1	$--	$6.1	$--	$--	$--	$--
Purchase obligations	37.5	37.5	--	--	--	--	--
Operating leases for
Rentals	76.9	6.8	23.0	19.2	13.3	7.2	7.4
Residual guarantees	4.5	--	1.1	1.0	1.1	1.3	--
Accounts payable	30.2	30.2	--	--	--	--	--
Accrued payroll	5.9	5.9	--	--	--	--	--
	161.1	$80.4	$30.2	$20.2	$14.4	$8.5	$7.4
Deferred compensation
Phantom stock (2)	1.3
Rabbi trust (3)	1.3
Total	$163.7

(1)	Represents amounts due between October 1, 2006 and December 31, 2006.
(2)
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

(3)
Includes the obligations of a "grantor" (or "rabbi") trust established in connection with our 401(k) wrap plan to hold company assets to satisfy obligations under the wrap plan. The trust obligations include approximately 119,000 shares of our common stock that will be cashed out either upon the eligibility of the obligations to be transferred to our 401(k) Savings Plan or upon the retirement of individual wrap plan participants. Accordingly, we are unable to anticipate the year this amount will be paid in cash or the amount of cash ultimately payable.

As of September 30, 2006, we had $1.0 million in debt and we had issued letters of credit for insurance purposes in the amount of $5.1 million.
As of September 30, 2006, we had contracts to purchase tractors and trailers totaling $37.5 million during the remainder of 2006. We expect to lease many of the tractor and trailer assets when they are placed into service.
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
At September 30, 2006, the amount of our obligations to lessors for residual guarantees did not exceed the amount we expect to recover from the manufacturer.
Approximately 250 of our oldest company-operated tractors are expected to be replaced during the remainder of 2006. These expenditures will be financed with internally generated funds, borrowings under available credit agreements and leasing. We expect these sources of capital to be sufficient to finance our operations.

NEW ACCOUNTING PRONOUNCEMENTS
In June 2003, The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an Interpretation of FASB Statement No. 109.  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  We are currently assessing whether this Interpretation will affect our financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently assessing whether SFAS 157 will affect our financial statements.
In September 2006, the Securities and Exchange Commission staff issued Staff Accounting Bulletin, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides guidance on the consideration of the effects of prior year unadjusted errors in quantifying current year misstatements for the purpose of a materiality assessment. The guidance in SAB 108 is effective for fiscal years ending after November 15, 2006. We are currently assessing whether SAB 108 will affect our financial statements.

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
Among the key factors that are not within our control and that may cause actual results to differ materially from those projected in such forward-looking statements are demand for our services and products, and our ability to meet that demand, which may be affected by, among other things, competition, weather conditions, highway and port congestion, the general economy, the availability and cost of labor, the ability to negotiate favorably with lenders and lessors, the effects of terrorism and war, the availability and cost of equipment, fuel and supplies, the market for previously-owned equipment, the impact of changes in the tax and regulatory environment in which we operate, operational risks and insurance, risks associated with the technologies and systems used and the other risks and uncertainties described in our filings with the Securities and Exchange Commission.

OFF-BALANCE SHEET ARRANGEMENTS
We utilize noncancelable operating leases to finance a portion of our revenue equipment acquisitions. As of September 30, 2006, we leased 1,000 tractors and 2,167 trailers under operating leases with varying termination dates ranging from 2006 to 2012. Vehicles held under operating leases are not carried on our balance sheet, and lease payments for such vehicles are reflected in our income statements in the line item “Revenue equipment rent”.  Our rental expense related to operating leases involving vehicles during the three months ended September 30, 2006 and 2005 was $7.5 million and $7.8 million, respectively. During the nine months ended September 30, such expenses were $23.2 million and $21.3 million for 2006 and 2005, respectively.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
We held no market risk sensitive instruments for trading purposes as of September 30, 2006.  For purposes other than trading, we held the following market risk sensitive instruments as of September 30, 2006:
Description	Discussion
Rabbi Trust investment ($1.3 million) including 119,000 shares of our stock, and liabilities for stock-based deferred compensation arrangements, $1.3 million.

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

Cash surrender value of life insurance policies, $4.9 million.
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

ITEM 4. Controls and Procedures
(a) Disclosure Controls and Procedures:  As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and the operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2006, because of the material weaknesses discussed below.

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

         As the material weaknesses in internal control over financial reporting described in the preceding paragraphs have not been corrected, management has concluded that as of September 30, 2006, the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

(c) Changes in Internal Control over Financial Reporting: There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II. OTHER INFORMATION
ITEM 1.    Legal Proceedings
We are party to routine litigation incidental to our business, primarily involving claims for personal injury, property damage, work-related injuries of employees and cargo losses incurred in the ordinary and routine highway transportation of freight. We also primarily self-insure for employee health care claims.  As of September 30, 2006, the aggregate amount of reserves for such claims on our Consolidated Condensed Balance Sheet was $21.8 million. We maintain excess insurance programs and accrue for expected losses in amounts designed to cover liability resulting from such claims.
On January 4, 2006, the Owner Operator Independent Drivers Association, Inc. and three independent contractors with trucks formerly contracted to one of our operating subsidiaries filed a putative class action complaint against the subsidiary in the United States District Court for the Northern District of Texas. The complaint alleges that parts of the subsidiary’s independent contractor agreements violate the federal Truth-in-Leasing regulations at 49 CFR Part 376. The complaint seeks to certify a class comprised of all independent contractors of motor vehicle equipment who have been party to a federally-regulated lease with the subsidiary during the time period beginning January 4, 2002 and continuing to the present, and seeks injunctive relief, an unspecified amount of damages, and legal costs. The subsidiary's response to the complaint was filed during March of 2006, and the parties are engaged in discovery concerning class certification issues.  The plaintiffs submitted a motion for class certification on September 15, 2006, the subsidiary's response will be due in December 2006, and the Court is expected to rule on the motion sometime after February 1, 2007.  Due to the early stage of this litigation, we do not believe we are in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case or what damages, if any, the plaintiffs would be awarded should they prevail on all or any part of their claims. However, we believe that the subsidiary has meritorious defenses, which it intends to assert vigorously.

ITEM 1A. Risk Factors
There are many factors that affect our business and the results of our operations, many of which are beyond our control. In this regard, "Item 1A. Risk Factors" of Part I of our Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the SEC on June 14, 2006, contains a description of significant factors and risks that may affect our business.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities for the Quarter Ended September 30, 2006
Period	Total Number of Shares Purchased (a)		Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(1) (d)
July 1 to July 31, 2006	416,653	(2)	9.41	--	236,300
August 1 to August 31, 2006	500,200		7.37	500,200	486,100
September 1 to September 30, 2006	167,700		7.49	167,700	318,400
Total	1,084,553		8.17	667,900

(1)
On August 11, 2004, the Board of Directors authorized the purchase of up to 750,000 shares of the company's common stock from time to time on the open market or through private transactions at such times as management deems appropriate.  The authorization did not specify an expiration date.  Purchases may be increased, decreased or discontinued by the Board of Directors at any time without prior notice.  On August 10, 2006, the Board of Directors authorized the purchase of an additional 750,000 shares of the company’s common stock from time to time on the open market or through private transactions at such times as management deems appropriate. The authorization did not specify an expiration date.  Purchases may be increased, decreased or discontinued by the Board of Directors at any time without prior notice.

(2)
In July, 2006, our former (until May 2006) Executive Vice President exercised stock options to acquire 416,653 shares of our common stock. Simultaneously with the exercise, we repurchased from him all 416,653 shares at their fair market value of $9.41 per share.  Such transactions are not deemed as having been repurchased as part of our publicly announced plans or programs.

ITEM 3.    Defaults Upon Senior Securities
None.

ITEM 4.    Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Shareholders was held on September 28, 2006. Of the 18,059,901 shares eligible to vote, 16,821,787 shares were represented at the meeting. The following table summarizes the results of voting held during the Annual Meeting.
Proposal Number	Subject of Proposal	Votes For	Votes Withheld	Results
1.	To elect one Class I directors: --S. Russell Stubbs	13,579,583	3,242,204	Approved
2.	To elect three Class II directors: --Brian Blackmarr --W. Mike Baggett --Thomas G. Yetter	15,719,604 15,591,888 13,458,005	1,102,183 1,229,899 3,363,782	Approved Approved Approved

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

10.1
Form of Amended and Restated Change in Control Agreement (filed with the Securities and Exchange Commission on August 11, 2006 as Exhibit 10.1 to the Registrant's Form 8-K and incorporated herein by reference).

10.2
Amended and Restated Credit Agreement among Comerica Bank, as Administrative Agent for itself and other Banks, LaSalle Bank National Association, as Collateral Agent and Syndication Agent for itself and other Banks, and FFE Transportation Services, Inc., as Borrower, and certain of its affiliates as of October 12, 2006 (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated herein by reference).

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

FROZEN FOOD EXPRESS INDUSTRIES, INC.
(Registrant)

Dated: November 9, 2006	By	/s/ Stoney M. Stubbs, Jr.
Stoney M. Stubbs, Jr. Chairman of the Board of Directors and President (Principal Executive Officer)

FROZEN FOOD EXPRESS INDUSTRIES, INC.
(Registrant)
Dated: November 9, 2006	By	/s/ Thomas G. Yetter
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

10.1
Form of Amended and Restated Change in Control Agreement (filed with the Securities and Exchange Commission on August 11, 2006 as Exhibit 10.1 to the Registrant's Form 8-K and incorporated herein by reference).

10.2
Amended and Restated Credit Agreement among Comerica Bank, as Administrative Agent for itself and other Banks, LaSalle Bank National Association, as Collateral Agent and Syndication Agent for itself and other Banks, and FFE Transportation Services, Inc., as Borrower, and certain of its affiliates as of October 12, 2006 (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on October 16, 2006 and incorporated herein by reference).

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