Form 10-K
period 2006-12-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2007-03-16
CIK 39273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission file number 1-10006

FROZEN FOOD EXPRESS INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)
TEXAS (State or other jurisdiction of incorporation or organization)	75-1301831 (I.R.S. Employer Identification No.)

1145 EMPIRE CENTRAL PLACE, DALLAS, TEXAS (Address of principal executive offices)	75247-4309 (Zip Code)

Registrant's telephone number, including area code: (214) 630-8090

Securities registered pursuant to Section 12(b) of the Act:

TITLE OF EACH CLASS i) Common Stock $1.50 par value ii) Rights to purchase Common Stock	NAME OF EACH EXCHANGE ON WHICH REGISTERED The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes [ ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: Yes [ ] No [ X ]

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [    ] Accelerated filer [ X ] Non-accelerated filer [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2006, the last day of the registrant's most recently completed second fiscal quarter, was approximately $186,446,000.  In making this calculation, the registrant has assumed that all directors and officers, and no other persons were affiliates on June 30, 2006.

The number of shares of common stock outstanding as of March 7, 2007 was 17,591,776.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 2006 and Proxy Statement for use in connection with its Annual Meeting of Stockholders to be held on May 24, 2007, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2006, are incorporated by reference in Part III (Items 10, 11, 12, 13 and 14) and Part IV (Item 15) of this Report.
-i-

-ii-

PART I

ITEM 1. Business.
    Frozen Food Express Industries, Inc. is the largest publicly-owned temperature-controlled trucking company in North America. We operate solely in the over-the-road transportation industry, and thus have only one reportable operating segment, even though underlying service levels have been, and will be, developed and marketed to various customer needs. We were incorporated in Texas in 1969, as successor to a company formed in 1946. References to “we” or “us”, unless the context requires otherwise, include Frozen Food Express Industries, Inc. and our subsidiaries, all of which are wholly-owned. We are also the only nationwide temperature-controlled trucking company in the United States that is full-service, offering all of the following services:
- FULL-TRUCKLOAD LINEHAUL SERVICE: This service provides for a shipment of a load, typically weighing between 20,000 and 40,000 pounds and usually from a single shipper, filling the trailer. Normally, a full-truckload shipment has a single destination, although we are also able to provide multiple deliveries. According to industry publications and based on 2005 revenue (the most recent year for which data is available), we are one of the largest temperature-controlled, full-truckload carriers in North America.
- DEDICATED FLEETS: In providing certain full-truckload services, we contract with a customer to provide service involving the assignment of specific trucks and drivers to handle certain of the customer's transportation needs. Frequently, we and our customers anticipate that dedicated fleet logistics services will both lower the customer's transportation costs and improve the quality of service.
- LESS-THAN-TRUCKLOAD ("LTL") LINEHAUL SERVICE: This service provides for a shipment of a load, typically consisting of up to 30 shipments, each weighing as little as 50 pounds or as much as 20,000 pounds, from multiple shippers destined to multiple receivers. Our temperature-controlled LTL operation is the largest in the United States and the only one offering regularly scheduled nationwide service. In providing refrigerated LTL service, multi-compartment trailers enable us to haul products requiring various levels of temperature control as a single load.
- FREIGHT BROKERAGE: Our freight brokerage service helps us to balance the level of demand in our core trucking business. Orders for shipments to be transported for which we have no readily available transportation assets are assigned to other unaffiliated motor carriers through our freight brokerage. We establish the price to be paid by the customer and we invoice the customer. Accordingly, we also assume the credit risk associated with the transaction. Our freight brokerage also pays the other motor carrier and earns a margin on the difference.
- OTHER: During the last four months of 2005, many of our resources were engaged in providing relief to the regions affected by Hurricanes Katrina and Rita. We provided dedicated fleet services, which contributed revenue of $5.7 million in 2005 and $0.5 million for similar services in 2006. We also provided temperature-controlled trailers, which were rented on a per-day basis for storage and transportation of perishable items. Such hurricane-related trailer rentals generated revenue of $3.2 million during the final three months of 2005 and $2.2 million for rentals that continued into 2006.

    Following is a summary of certain data for each of the years in the five-year period ended December 31, 2006 (in millions):
Revenue from:	2006	2005	2004	2003	2002
Full-truckload linehaul services	$237.5	$263.2	$258.7	$239.8	$229.8
Dedicated fleets	21.1	31.5	20.3	14.5	13.0
Less-than-truckload linehaul services	129.8	131.2	123.2	115.5	87.9
Fuel adjustments	75.1	63.5	31.7	15.7	6.5
Freight brokerage	12.5	15.6	24.9	15.0	7.6
Equipment rental	7.7	9.0	5.9	5.4	3.9
	$483.7	$514.0	$464.7	$405.9	$348.7

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

MARKETS WHICH WE SERVE
    Our temperature-controlled and non-temperature-controlled ("dry") trucking operations serve nearly 10,000 customers in the United States, Mexico and Canada. Temperature-controlled shipments account for about 75% of our total freight revenue. Our customers are involved in a variety of products including food products, pharmaceuticals, medical supplies and household goods. Our customer base is diverse in that our 5, 10 and 20 largest customers accounted for 22%, 31% and 40%, respectively, of our total freight revenue during 2006. None of our markets are dominated by any single competitor. We compete with several thousand other trucking companies. The principal methods of competition are price, quality of service and availability of equipment needed to satisfy customer requirements.

    Temperature-Controlled Trucking: The products we haul include meat, ice, poultry, seafood, processed foods, candy and other confectioneries, dairy products, pharmaceuticals, medical supplies, fresh and frozen fruits and vegetables, cosmetics, film and Christmas trees. In the temperature-controlled market, it may be necessary to keep the freight frozen as with ice, or to keep the freight cool, as with candy, or to keep the freight from freezing, as when delivering fresh produce or flowers, for example, to Minnesota in the dead of winter. The common and contract hauling of temperature-sensitive cargo is highly fragmented and comprised primarily of carriers generating less than $50 million in annual revenue. Industry publications report that only nine other temperature-controlled carriers generated $100 million or more of revenue in 2005, the most recent year for which data is available. In addition, many major food companies, food distribution firms and grocery chain companies transport a portion of their freight with their own fleets ("private carriage").
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
    For decades, most of the market for nationwide temperature-controlled LTL service had been shared between us and one other company. We competed primarily on price and breadth of services. The competitor's annual LTL revenue was 50% of our revenue. During December of 2002, the competitor announced that it planned to cease operations and liquidate, a process that began in January of 2003, after which we experienced a significant increase in our volume of LTL shipments. In order to provide service to our expanded LTL customer base, in December of 2002, we opened terminals near Miami, FL and Modesto, CA.
    Non-Temperature-Controlled Trucking: Our non-temperature-controlled (“dry”) trucking fleet conducts business under the name American Eagle Lines ("AEL"). AEL accounts for about 30% of our full-truckload linehaul revenue. AEL serves the dry full-truckload market throughout the United States and Canada. Also, during 2006, about 10% of the full-truckload shipments transported by our temperature-controlled fleets were of dry commodities.
    Intermodal:  In providing our full-truckload linehaul service, we often engage railroads to transport shipments between major cities. In such an arrangement (called "intermodal" service), loaded trailers are transported to a rail facility and placed on flat cars for transport to their destination. On arrival, we pick up the trailer and deliver the freight to the consignee. Intermodal service is generally less costly than using one of our own trucks for such movements, but other factors also influence our decision to utilize intermodal services.

OPERATIONS
    The management of a number of factors is critical to a trucking company's growth and profitability, including:
    Employee-Drivers: We maintain an active driver recruiting program. Driver shortages and high turnover can reduce revenue and increase operating expenses through reduced operating efficiency and higher recruiting costs. Since 2002, our operations have periodically been affected by driver shortages. At various times, we have not been able to attract and retain a sufficient number of qualified drivers.
    For much of 2003, the labor market remained soft, and we experienced less difficulty in attracting qualified employee-drivers than in 2002. Since 2003 the economy has improved and our ability to attract such drivers has been negatively impacted. If the economy strengthens during 2007, the availability of qualified drivers could continue to diminish. That, together with new federal regulations regarding the hours that truck drivers are allowed to work, led us to restructure our driver pay program.  Effective April 2006, we implemented a general rate increase of $0.02 per mile, an increase of about 6%, for all company drivers.
    Owner-Operators: We actively seek to expand our fleet with equipment provided by owner-operators, who act as independent contractors. Owner-operators provide tractors and drivers to pull our loaded trailers. Each owner-operator pays for the drivers' wages, fuel, equipment-related expenses and other transportation expenses and receives either a portion of the revenue from each load or a guaranteed rate per mile. At the end of 2006, we had contracts for approximately 460 owner-operator tractors in our full-truckload operations and approximately 139 in our LTL operations. Of the 460 such full-truckload tractors, 256 were owned by us and leased to the involved owner-operators.
The percent of linehaul full-truckload and LTL revenue generated from shipments transported by owner-operators during each of the last five years is summarized below:

Percent of Linehaul Revenue from Shipments Transported by Owner-Operators	2006	2005	2004	2003	2002
Full-truckload	24%	26%	29%	31%	30%
LTL	56	59	62	63	64

    To compensate owner-operators for the use of their trucks, we pay them commissions that are based either upon the amount of revenue we earn from the shipments they transport or the miles their trucks travel to haul our freight. Freight hauled by an owner-operator is transported under operating authorities and permits issued to us by various state and federal agencies.  We, and not the owner-operator, are accountable to the customers involved with each shipment for any problems encountered related to the shipment. We, and not the owner-operator, have sole discretion as to the price the customer will pay us for the service, and owner-operators may decline to haul specific loads for any reason, including their belief that their revenue-based commission will not be to their satisfaction. Further, we, and not the owner-operator, are 100% at risk for credit losses should the customer fail to pay us for the service. For these reasons, revenue from shipments hauled by owner-operators is recorded as gross of owner-operator commissions, rather than as an agent net of such commissions.
    Fuel: The average per gallon fuel cost we paid increased by approximately 34% in 2005, and an additional 13% during 2006. Cumulatively, such costs increased by 110% between 2002 and 2006. Owner-operators are responsible for all costs associated with their equipment, including fuel. Therefore, the cost of such fuel is not a direct expense of ours. Fuel price fluctuations result from many external market factors that cannot be influenced or predicted by us.
    In addition, in most years states increase fuel and road use taxes. Recovery of future increases or realization of future decreases in fuel prices and fuel taxes, if any, will continue to depend upon competitive freight market conditions.
    We do not hedge our exposure to volatile energy prices, but we are able to mitigate the impact of such volatility by adding fuel adjustment charges to the basic rates for the freight services we provide. The adjustment charges are designed to, but often do not, fully offset the increased fuel expenses we incur when prices escalate rapidly.

    Though we will continue to add fuel adjustment charges whenever possible, there can be no assurance that we can add fuel adjustment charges in an amount sufficient to minimize the impact of energy prices on our results of operations.
    Factors that prevent us from fully recovering fuel cost increases include the competitive environment, the presence of deadhead (empty) miles, tractor engine idling and fuel to power our trailer refrigeration units. Such fuel consumption often cannot be attributable to a particular load and therefore, there is no revenue to which a fuel adjustment may be applied. Also, our fuel adjustment charges are computed by reference to federal government indices that are released weekly for the preceding week. When prices are rising, our fuel cost in a given week is more than the price indicated by the government reports for the preceding week. Accordingly, we are unable to recover the excess of the current week's actual price to the preceding week's indexed price.
    Effective with model-year 2007 tractors, the EPA has mandated lower emission standards for newly manufactured heavy-duty tractor engines.  We are planning our new equipment purchases to accommodate these new standards but allow adequate testing of the new engines.  The 2007 EPA-compliant engines are equipped with a particulate trap and will require more costly ultra-low-sulfur diesel (ULSD) fuel.  The EPA estimates that ULSD fuel will cost approximately $.04 to $.05 more per gallon.  We are unable at this time to determine the increase in acquisition and operating costs of these new 2007 EPA-compliant engines.
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
    Drivers must also complete our training program, which includes tests for motor vehicle safety and over-the-road driving. They must have a current commercial driving license before being assigned to a tractor. Student drivers undergo a more extensive training program with a second driver as an experienced instructor-driver. In accordance with federal regulations, we conduct drug tests on all driver candidates and maintain a continuing program of random testing for use of such substances. Applicants who test positive for drugs are turned away and drivers who test positive for such substances are immediately disqualified.
    As of December 31, 2006, our liability insurance provides for a $3 million deductible for each occurrence and provides that the insurance company and we share in losses between $3 million and $10 million per occurrence. Accordingly, our maximum exposure for a $10 million insured loss is $4.75 million. We are fully insured for liability exposures between $10 million and $25 million. In May 2006, we renewed the policies under similar terms to expire in mid-2007.  Insurance premiums do not significantly contribute to our costs, partially because we carry large deductibles under our policies of liability insurance.
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
    We engage the services of an independent actuarial firm to analyze our claims history and to establish reasonable estimates of our claims reserves. In addition, the actuarial firm provided us procedures with which to establish appropriate claims reserves in future periods.
    For additional information, also see “Risk Factors” at Item 1A of this Form 10-K.
    Customer Service: The service-oriented culture we gained from our many years as a successful LTL carrier enables us to compete on the basis of service, rather than solely on price. Major shippers continue to require increasing levels of service and rely on their core carriers to provide transportation and logistics solutions, such as providing the shipper real-time information about the movement and condition of any shipment.
    Temperature-controlled, full-truckload service requires a substantially lower capital investment for terminals and lower costs for shipment handling and information management than does LTL. At the end of 2006, our full-truckload tractor fleet consisted of 1,479 tractors owned or leased by us and 460 tractors contracted to us by owner-operators, making us one of the seven largest temperature-controlled, full-truckload carriers in North America.
    We conduct operations involving "dedicated fleets". In such an arrangement, we contract with a customer to provide service involving the assignment of specific trucks to handle the transportation needs of our customers. Frequently, we and our customer anticipate that dedicated fleet logistics services will both lower the customer's transportation costs and improve the quality of the service the customer receives. We continuously improve our capability to provide and to market our dedicated fleet services. About 6% of our company-operated full-truckload fleet is now engaged in dedicated fleet operations.
    Temperature-controlled LTL trucking is service and capital intensive. LTL freight rates are higher than those for full-truckload and are based on mileage, weight, commodity type, trailer space and pick-up and delivery locations. Temperature-controlled LTL trucking requires a system of terminals capable of temporarily holding refrigerated and frozen products. Our LTL terminals are strategically located in or near New York City, Philadelphia, Atlanta, Lakeland (Florida), Miami, Chicago, Memphis, Dallas, Salt Lake City, Modesto (California) and Los Angeles. Some of these LTL terminals also serve as full-truckload driver centers where company-operated, full-truckload fleets are based. The Miami and Modesto terminals were added late in 2002 in order to help us manage increased LTL traffic to and from the southern Florida and northern California markets.
    In addition to the LTL terminals that serve as employee-driver centers, full-truckload activities are conducted from a terminal in Fort Worth, Texas.

    Information Management: Information management is essential to a successful temperature-controlled trucking operation. On a typical day, our LTL system handles about 6,000 shipments - about 4,000 on the road, 1,000 being delivered and 1,000 being picked up. In 2006, our LTL operation handled about 270,000 individual shipments.
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
    International Operations: Service to and from Canada is provided using tractors from our fleets. We partner with Mexico-based truckers to facilitate freight moving both ways across the southern United States border. Freight moving from Mexico is hauled in our trailers to the border by the Mexico-based carrier, where the trailers are exchanged. Southbound shipments work much the same way. This arrangement has been in place for approximately ten years. Often, we have sold used trailer equipment to these carriers for use in their operations.
    In February, 2007, the United States Department of Transportation (“DOT”) announced a new program to allow United States-based trucks into Mexico for the first time ever and change how some Mexican trucks may operate within the United States. Regarding the ability of Mexican trucks to operate within the United States, the DOT has put in place a rigorous inspection program to ensure the safe operation of Mexican trucks crossing the border. Mexican truck companies that may be allowed to participate in the one-year program will all be required to have insurance with a U.S. licensed firm and meet all U.S. safety standards. Companies that meet these standards will be allowed to make international pick up and deliveries only and will not be able to move goods from one U.S. city for delivery to another.
   We do not anticipate a need to change our manner of dealing with freight to or from Mexico. We have no plans to conduct operations in Mexico. Less than 10% of our consolidated linehaul freight revenue during 2006 involved international shipments, all of which was billed in United States currency.

EQUIPMENT
    We operate premium company-owned tractors in order to help attract and retain qualified employee-drivers, promote safe operations, minimize maintenance and repair costs and assure dependable service to our customers. We believe that the higher initial investment for our equipment is recovered through the more efficient vehicle performance offered by such premium tractors and improved resale value. Prior to 2002, we had a three-year replacement policy for most of our full-truckload tractors. Repair costs are mostly recovered through manufacturers' warranties, but routine and preventative maintenance is our expense.
    During 2002, we agreed to extend by six to twelve months the turn-in dates of our trucks and to reduce proportionally the price we will be paid for those used trucks. During 2006, we and the vendor agreed to shorten the 48 month tractor replacement cycle to 42 months. The aging of our tractor fleet contributed to significant increases in our equipment maintenance expenses during 2002 through 2005. We expect the accelerated tractor replacement cycle to help us reduce such maintenance expenses during years beyond 2006.
    Changes in the fleet depend upon acquisitions, if any, of other motor carriers, developments in the nation's economy, demand for our services and the availability of qualified drivers. Continued emphasis will be placed on improving the operating efficiency and increasing the utilization of the fleet through enhanced driver training and retention and reducing the percentage of empty, non-revenue producing miles. Due to current softness in customer demand for our services, we do not plan to add trucks to our company-operated, full-truckload fleet during 2007.
    Effective for trucks manufactured during the first quarter of 2007, the Federal government has required new technology for truck engines. The new technology is designed to reduce emission from diesel engines, and will increase the cost of new trucks by at least 10% in the first year alone. The newer engines are also expected to be more costly to maintain over the service life of the truck. In order to avoid the purchase price increase and in order to avoid the additional maintenance expenses and other uncertainties involved with the new technology engines, we took delivery during the latter part of 2006 of a number of trucks without the new technology and retired a number of older 2003 and 2004 model trucks from service. Also, during the first few months of 2007, we will take delivery of an additional 200 trucks without the new technology that will either replace older-year-model trucks or be leased to independent contractors who will then use those trucks to haul some of our freight.

REGULATION
    Our trucking operations are regulated by the United States Department of Transportation ("DOT"). The DOT generally governs matters such as safety requirements, registration to engage in motor carrier operations, certain mergers, insurance, consolidations and acquisitions. The DOT conducts periodic on-site audits of our compliance with their safety rules and procedures. Our most recent audit, which was conducted during 2006, resulted in a rating of "satisfactory", the highest safety rating available. A "conditional" or "unsatisfactory" DOT safety rating could have an adverse effect on our business, as some of our contracts with customers require a satisfactory rating and our qualification to self-insure our liability claims would be impaired.
    During 2005, the Federal Motor Carrier Safety Administration ("FMCSA") began to enforce changes to the regulations which govern drivers' hours of service. Hours of Service ("HOS") rules issued by the FMCSA, in effect since 1939, generally limit the number of consecutive hours and consecutive days that a driver may work. The new rules reduced by one the number of hours that a driver may work in a shift, but increased by one the number of hours that drivers may drive during the same shift. Drivers often are working at a time they are not driving. Duties such as fueling, loading and waiting to load count as part of a driver's shift that are not considered driving. Under the old rules, a driver was required to rest for at least eight hours between shifts. The new rules increased that to ten hours, thereby reducing the amount of time a driver can be "on duty" by two hours.
    Because of the two additional hours of required rest period time and the amount of time our drivers spend loading and waiting to load, we believe that the new rules have reduced our productivity and may negatively impact our profitability during 2007 and beyond. Accordingly, we are seeking pricing concessions from our customers to mitigate the impact on our profitability.
    The Transportation Security Administration ("TSA") has adopted regulations that require determination by the TSA that each driver who applies for or renews his or her license for carrying hazardous materials is not a security threat. This could reduce the pool of qualified drivers, which could require us to increase driver compensation, limit our fleet growth, or let trucks sit idle. These regulations also could complicate the matching of available equipment with hazardous material shipments, thereby increasing our response time on customer orders and our non-revenue miles. As a result, it is possible we may fail to meet the needs of our customers or may incur increased expenses to do so.
    Some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors, such as ours, may idle, in order to reduce exhaust emissions. We have plans to equip all of our full-truckload linehaul tractors with on-board power units that do not require the engine to idle by the end of 2008. In the meantime, these restrictions could force us to alter our drivers’ behavior, accelerate the purchase of the on-board power units or face a decrease in productivity.

    We have experienced higher prices for new tractors over the past few years, partially as a result of government regulations applicable to newly manufactured tractors and diesel engines, in addition to higher commodity prices and better pricing power among equipment manufacturers. More restrictive Environmental Protection Agency (“EPA”) emissions standards for 2007 will require vendors to introduce new engines. Additional EPA mandated emission standards will become effective for newly manufactured trucks beginning in January 2010. We have decided to upgrade our fleet with pre-2007 engines. Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers. We expect to continue to pay increased prices for equipment. Furthermore, when we do decide to purchase tractors with post-2007 engines, such engines are expected to reduce equipment productivity and lower fuel mileage and, therefore, increase our operating expenses. At December 31, 2006, 100% of our tractor fleet was comprised of tractors with pre-2007 engines that meet EPA-mandated clean air standards.
    We are also subject to regulation by various state regulatory agencies with respect to certain aspects of our operations. State regulations generally involve safety and the weight and dimensions of equipment.

SEASONALITY
    Our temperature-controlled full-truckload operations are somewhat affected by seasonal changes. The growing seasons for fruits and vegetables in Florida, California and Texas typically create increased demand for trailers equipped to transport cargo requiring refrigeration. Our LTL operations are also impacted by the seasonality of certain commodities. LTL shipment volume during the winter months is normally lower than other months. Shipping volumes of LTL freight are usually highest during July through October. In addition, severe winter driving conditions can be hazardous and impair all of our trucking operations from time to time.

EMPLOYEES
    The number of our employees, none of whom are subject to collective bargaining arrangements, as of December 31, 2006 and 2005 was as follows:

	2006	2005
Drivers and trainees	1,694	1,777
Non-driver personnel
Full time	939	958
Part time	58	66
	2,691	2,801

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
    Factors that are not within our control that could cause actual results to differ materially from those in such forward-looking statements include demand for our services and products, and our ability to meet that demand, which may be affected by, among other things, competition, weather conditions and the general economy, the availability and cost of labor and owner-operators, our ability to negotiate favorably with lenders and lessors, the effects of terrorism and war, the availability and cost of equipment, fuel and supplies, the market for previously-owned equipment, the impact of changes in the tax and regulatory environment in which we operate, operational risks and insurance, risks associated with the technologies and systems we use and the other risks and uncertainties described in Item 1A, Risk Factors of this report and risks and uncertainties described elsewhere in our filings with the Securities and Exchange Commission (“SEC”).

INTERNET WEB SITE
    We maintain a web site on the Internet through which additional information about our company is available. Our web site address is www.ffex.net. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, press releases, earnings releases and other reports filed with and furnished to the SEC, pursuant to Section 13 or 15(d) of the Exchange Act are available, free of charge, on our web site as soon as practical after they are filed.

SEC FILINGS
    The annual, quarterly, special and other reports we file with and furnish to the SEC are available at the SEC's Public Reference Room, located at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330. The SEC also maintains a web site at www.sec.gov. The SEC’s site also contains information we file with and furnish to the agency.

ITEM 1A. Risk Factors.
    The following issues, uncertainties, and risks, among others, should be considered in evaluating our business and growth outlook:
    We are subject to general economic factors and business risks that are beyond our control, any of which could significantly reduce our operating margins and income.  Recessionary economic cycles, changes in customers' business activity and outlook and excess tractor or trailer capacity in comparison with shipping demand could impact our operations. Economic conditions that decrease shipping demand or increase the supply of tractors and trailers generally available in the transportation sector of the economy can exert downward pressure on our equipment utilization, thereby decreasing asset productivity. Economic conditions also may harm our customers and their ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for loss, and we may be required to increase our allowance for uncollectible accounts.
    We are also subject to increases in costs that are outside of our control that could materially reduce our profitability if we are unable to increase our rates sufficiently. Such cost increases include, but are not limited to, declines in the resale value of used equipment, increases in interest rates, fuel prices, taxes, tolls, license and registration fees, insurance, revenue equipment, and wages and health care for our employees. Although none of our employees are covered by collective bargaining agreements, we could be affected by strikes or other work stoppages at shipping or receiving locations.
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
    Future insurance and claims expense could reduce our earnings.  Our future insurance and claims expense might exceed historical levels, which could reduce our earnings. We self-insure for significant portions of our claims exposure resulting from work-related injuries, auto liability, general liability, cargo and property damage claims, as well as employees' health insurance. We reserve currently for anticipated losses and expenses. We periodically evaluate and adjust our claims reserves to reflect our experience. However, ultimate results usually differ from our estimates.
    We maintain insurance above the amounts for which we self-insure. Although we believe the aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits. Insurance carriers have raised premiums for many businesses, including trucking companies. As a result, our insurance and claims expense could increase, or we could raise our self-insured retention when our policies are renewed. If these expenses increase, if we experience a claim in excess of our coverage limits, or if we experience a claim for which coverage is not provided, results of our operations and financial condition could be materially and adversely affected.
    Higher fuel prices could reduce our operating margins and income.  We are subject to risk with respect to purchases of fuel for use in our tractors and refrigerated trailers. Fuel prices are influenced by many factors that are not within our control. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition unless we are able to pass increased costs on to customers through rate increases or fuel surcharges. Historically, we have sought to recover increases in fuel prices from customers through fuel adjustment charges. Fuel adjustment charges that can be collected have not always fully offset the increase in the cost of diesel fuel in the past and there can be no assurance that fuel adjustment charges that can be collected will offset the increase in the cost of diesel fuel in the future.
    We will have significant ongoing capital requirements which could negatively impact our growth and profitability.  The trucking industry is capital intensive, and replacing older equipment requires significant investment. Although we agreed to shorten the 48-month tractor replacement cycle to 42 months, the aging of our tractor fleet continues to contribute to increases in our equipment maintenance. In addition, if we elect to expand our fleet in future periods, our capital needs would increase. We expect to pay for our capital expenditures with cash flows from operations, leasing and borrowings under our revolving credit facility. If we are unable to generate sufficient cash from operations and obtain financing on favorable terms, we may need to limit our growth, enter into less favorable financing arrangements or operate our revenue equipment for longer periods, any of which could impact our profitability.
    Difficulty in attracting or retaining qualified employee-drivers and independent contractors who provide tractors for use in our business could impede our growth and profitability.  Our independent contractors are responsible for paying for their own equipment, labor, fuel, and other operating costs.  Significant increases in these costs could cause them to seek higher compensation from us or other opportunities. Competition for employee-drivers continues to increase. If a shortage of employee-drivers occurs, or if we were unable to continue to sufficiently contract with independent contractors, we could be forced to limit our growth or experience an increase in the number of our tractors without drivers, which would lower our profitability.  During April 2006, we increased our employee-driver pay scale by about 6%. We could be required to further adjust our driver's compensation, which could impact our profitability if not offset by a corresponding increase in the rates we charge for our services.

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
    Interruptions in the operation of our computer and communications systems could reduce our operating margins and income.  We depend on the efficient and uninterrupted operation of our computer and communications systems and infrastructure. Our operations and those of our technology and communications service providers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, Internet failures, computer viruses and other events beyond our control. In the event of a system failure, our business could experience significant disruption.
    Changes in the availability of or the demand for new and used trucks could reduce our growth and negatively impact our operating margins and income.  More restrictive federal emissions standards for 2007 model year trucks require new technology diesel engines. As a result, we expect to continue to pay increased prices for equipment and incur additional expenses and related financing costs for the foreseeable future. The new engines are also expected to reduce equipment productivity, increase fuel consumption and be more expensive to maintain.
    We have a conditional commitment from our principal tractor vendor regarding the amount that we will be paid on the disposal of most of our tractors. We could incur a financial loss upon disposition of our equipment if the vendor cannot meet its obligations under these agreements.
    We are subject to various environmental and zoning laws and regulations, and costs of compliance with and liabilities for violations of existing or future regulations could significantly increase our costs of doing business.  We operate in industrial areas, where truck terminals and other industrial facilities are located, and where groundwater or other forms of environmental contamination may have occurred. Our operations involve the risks of fuel spillage, environmental damage and hazardous waste disposal, rezoning and eminent domain, among others.  If we are involved in a spill or other accident involving hazardous substances, if one of our properties is rezoned, if a governmental agency should assert a right involving eminent domain or if we are found to be in violation of applicable laws or regulations, such an event could significantly increase our cost of doing business. Additionally, under specific environmental laws, we could be held responsible for all of the costs relating to any contamination at our past or present terminals and at third-party waste disposal sites.
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
 We may not be able to improve our operating efficiency rapidly enough to meet market conditions. Because the markets in which we operate are highly competitive, we must continue to improve our operating efficiency in order to maintain or improve our profitability. Although we have been able to improve efficiency and reduce costs in the past, there is no assurance that we will continue to do so in the future. In addition, the need to reduce ongoing operating costs may result in significant up-front costs to reduce workforce, close or consolidate facilities, or upgrade equipment and technology.
    An extended disruption of vital infrastructure could negatively impact our business, results of operations and financial condition. Our operations depend upon, among other things, our infrastructure, including equipment and facilities. Extended disruption of vital infrastructure by fire, power loss, natural disaster, telecommunications failure, computer hacking or viruses, technology failure, terrorist activity or the domestic and foreign response to such activity, or other events outside of our control could have a material adverse impact on the transportation services industry as a whole and on our business, results of operations, cash flows, and financial condition in particular. Our business recovery plan may not work as intended or may not prevent significant interruptions of our operations.
Our operations could be adversely affected by a work stoppage at locations of our customers. Although none of our employees are covered by a collective bargaining agreement, a strike or other work stoppage at a customer could negatively affect our revenue and earnings and could cause us to incur unexpected costs to redeploy or deactivate assets and personnel.
We operate in a competitive and somewhat fragmented industry.  Numerous factors could negatively impair our growth and profitability and impair our ability to compete with other carriers and private fleets.
Some of these factors include:
-	We compete with many other transportation carriers of varying sizes and with less-than-truckload carriers, some of which have more equipment and greater capital resources than we do.
-
Some of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase freight rates or maintain our profit margins.

-	Many customers reduce the number of carriers they use by selecting so-called “core carriers” as approved transportation service providers, and in some instances we may not be selected.
-	Many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in the loss of some business to competitors.
-	Certain of our customers that operate private fleets to transport their own freight could decide to expand their operations.
-	The trend toward consolidation in the trucking industry may create other large carriers with greater financial resources and other competitive advantages relating to their size.
-	Advances in technology require increased investments to remain competitive, and our customers may not be willing to accept higher freight rates to cover the cost of these investments.

ITEM 1B.  Unresolved Staff Comments.
None

ITEM 2.  Properties.
    The following tables set forth certain information regarding our revenue equipment at December 31, 2006 and 2005:

	Age in Years
Tractors	Less than 1		1 thru 3		More than 3		Total
	2006	2005	2006	2005	2006	2005	2006	2005
Company-owned and leased	490	484	891	844	207	279	1,588	1,607
Owner-operator provided	109	11	37	88	453	560	599	659
	599	495	928	932	660	839	2,187	2,266

	Age in Years
Trailers	Less than 1		1 thru 3		More than 3		Total
	2006	2005	2006	2005	2006	2005	2006	2005
Company-owned and leased	493	483	2,521	2,216	898	1,583	3,912	4,282
Owner-operator provided	--	--	3	4	4	7	7	11
	493	483	2,524	2,220	902	1,590	3,919	4,293

    Approximately three-fourths of our trailers are insulated and equipped with refrigeration units capable of providing the temperature control necessary to handle perishable freight. Trailers that are used primarily in LTL operations are equipped with movable partitions permitting the transportation of goods requiring maintenance of different temperatures. We also operate a fleet of non-refrigerated trailers in our "dry freight" full-truckload operation. Company-operated trailers are primarily 102 inches wide. Full-truckload trailers used in dry freight operations are 53 feet long. Temperature-controlled operations are conducted with both 48- and 53-foot refrigerated trailers.
    Our general policy is to replace our company-operated, heavy-duty tractors after 42 or 48 months, subject to cumulative mileage and condition. Our refrigerated and dry trailers are usually retired after seven or ten years of service, respectively. Occasionally, we retain older equipment for use in local delivery operations.
    At December 31, 2006, in addition to a number of smaller rented recruiting and sales offices around the United States, we maintained terminal or office facilities of 10,000 square feet or more in or near the cities listed below. Lease terms range from one month to twelve years. We expect that our present facilities are sufficient to support our operations. We also own three properties in Texas that we lease to W&B Service Company, LLP, an entity in which we hold a minority ownership interest.

	Approximate Square Footage	Acreage	(O)wned or (L)eased
Dallas, TX
Maintenance, terminal, and freight handling	100,000	80.0	O
Corporate office	34,000	1.7	O
Ft. Worth, TX	34,000	7.0	O
Chicago, IL	37,000	5.0	O
Lakeland, FL	26,000	15.0	O
Newark, NJ	17,000	5.0	O
Atlanta, GA	50,000	13.0	O
Los Angeles, CA	40,000	6.0	L
Salt Lake City, UT	12,500	*	L
Miami, FL	17,500	*	L
Memphis, TN	11,000	*	L

*Facilities are part of an industrial park in which we share acreage with other tenants.

ITEM 3.  Legal Proceedings.
    We are party to routine litigation incidental to our business, primarily involving claims for personal injury and property damage incurred in the ordinary and routine highway transportation of freight. As of December 31, 2006, the aggregate amount of reserves for such claims on our Consolidated Balance Sheet was nearly $21.0 million. We maintain insurance programs and accrue for expected losses in amounts designed to cover liability resulting from personal injury, property damage, cargo and work-related injury claims.
    On January 4, 2006, the Owner Operator Independent Drivers Association, Inc. and three independent contractors with trucks formerly contracted to one of our operating subsidiaries filed a putative class action complaint against the subsidiary in the United States District Court for the Northern District of Texas. The complaint alleges that parts of the subsidiary's independent contractor agreements violate the federal Truth-in-Leasing regulations at 49 CFR Part 376. The complaint seeks to certify a class comprised of all independent contractors of motor vehicle equipment who have been party to a federally-regulated lease with the subsidiary during the time period beginning four years before the complaint was filed and continuing to the present, and seeks injunctive relief, an unspecified amount of damages, and legal costs. The subsidiary's response to the complaint was filed during March of 2006. Due to the early stage of this litigation, the Company does not believe it is in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case or what damages, if any, the plaintiffs would be awarded should they prevail on all or any part of their claims. However, we believe that the subsidiary has meritorious defenses, which it intends to assert vigorously.

ITEM 4.  Submission of Matters to a Vote of Security Holders.
    No matters were submitted to a vote of our shareholders during the fourth quarter of 2006.

PART II
ITEM 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant's Common Equity and Related Shareholder Matters.
In November, 2006, our Board of Directors approved the payment of a $.03 per share cash dividend, the first since 1999.  The dividends were paid in December of 2006.  Our Board of Directors intends to continue to pay such dividends on a quarterly basis in the future, subject to provisions in our credit agreement that may restrict our ability to do so without first obtaining waiver from our lenders.  We have not set any pre-established guidelines as to the per-share or aggregate quarterly amount of such dividends relative to net income or any other measurement.  The credit agreement allows us to pay cash dividends each quarter so long as the total amount paid out by us for dividends plus the amount we pay out to repurchase shares of our stock does not exceed the amount of our net income during the immediately preceding quarter.
    As of March 7, 2007, we had approximately 3,500 beneficial shareholders, including participants in our retirement plans. Our $1.50 par value common stock trades on the Global Market tier of the Nasdaq Stock Market under the symbol FFEX. Information regarding our common stock is as follows:

2006	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock sales price per share
High	$14.28	$14.28	$11.91	$11.25	$8.88
Low	6.94	9.90	9.31	6.94	7.14
Cash dividends paid per share	$.03	$--	$--	$--	$.03
Common stock trading volume (a)	29,994	9,101	9,763	8,167	2,963

2005	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock sales price per share
High	$13.50	$13.50	$12.05	$12.19	$11.88
Low	9.08	10.75	9.08	9.38	9.86
Cash dividends paid per share	$--	$--	$--	$--	$--
Common stock trading volume (a)	21,671	6,533	7,079	4,282	3,777

(a)	In thousands

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1) (d)
October 1, 2006 to October 31, 2006	--	$--	--	318,400
November 1, 2006 to November 30, 2006(2)	86,000	8.60	86,000	1,232,400
December 1, 2006 to December 31, 2006	128,300	$8.50	128,300	1,104,100
	214,300	$8.54	214,300
(1)
On November 8, 2006, our Board of Directors renewed our authorization to purchase up to 1,318,400 shares of our common stock. The authorization allows purchases from time to time on the open market or through private transactions at such times as management deems appropriate. The authorization does not specify an expiration date. Purchases may be increased, decreased or discontinued by our Board of Directors at any time without prior notice.

(2)
During December of 2006, our Chief Executive Officer and our Chief Operations Officer, respectively, exchanged 9,298 and 7,923 shares that they had owned for more than one year as consideration for the exercise of stock options, as permitted by our stock option plans. Such transactions are not deemed as having been purchased as part of our publicly announced plans or programs.

FIVE-YEAR SHAREHOLDER RETURN COMPARISON
The following graph compares the cumulative total shareholder return on the our common stock for the last five years to the S&P 500 Index and the Hemscott Industry Group Index #774- Trucking Companies (assuming the investment of $100 in our common stock, the S&P 500 Index and the Hemscott Index on December 31, 2001 and reinvestment of all dividends).

Compare 5-Year Cumulative Total Return Among Frozen Food Express Industries, Inc., S&P 500 Index and Hemscott Group Index
$700
$600
$500
$400
$300
$200
$100
$0
DOLLARS
2001
2002
2003
2004
2005
2006
FROZEN FOOD EXPRESS
HEMSCOTT GROUP INDEX
S&P 500 INDEX
ASSUMES $100 INVESTED ON JAN. 1, 2002 ASSUMES DIVIDEND REINVESTED FISCAL YEAR ENDING DEC. 31, 2006

	December 31,
	2001	2002	2003	2004	2005	2006
FROZEN FOOD EXPRESS INDUSTRIES, INC.	$100	$121	$310	$603	$515	$403
HEMSCOTT GROUP INDEX #774-TRUCKING COMPANIES	100	108	137	188	184	168
S&P 500 INDEX	100	78	100	111	117	135

ITEM 6. Selected Financial Data.
    The following unaudited data for each of the years in the five-year period ended December 31, 2006 should be read in conjunction with our Consolidated Financial Statements and Notes thereto included at Item 8 of this report, "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7 and other financial information contained in Item 8. The historical information is not necessarily indicative of future results or performance:

Summary of Operations	2006	2005	2004	2003	2002
Revenue(a)	483.7	514.0	464.7	405.9	348.7
Net income (a)	11.2	20.4	10.8	4.3	3.2
Net income per common share, diluted	.61	1.09	.59	.24	.19
Operating expenses (a)	472.2	484.4	448.3	394.0	344.7
Financial Data
Total assets (a)	191.8	201.0	174.5	155.2	137.6
Working capital (a)	41.4	33.0	19.2	37.1	31.3
Current ratio (b)	1.9	1.5	1.3	1.9	1.8
Cash provided by operations (a)	21.0	30.0	41.6	14.3	9.4
Long-term debt (a)	4.9	--	2.0	14.0	6.0
Shareholders' equity (a)	122.5	119.1	97.0	84.1	78.6
Debt-to-equity ratio (c)	--	--	--	.2	.1
Common Stock
Weighted average diluted shares (a)	18.5	18.7	18.1	17.8	16.7
Book value per share	6.99	6.64	5.50	4.88	4.66
Market value per share
High	14.28	13.50	13.86	8.85	3.50
Low	6.94	9.08	5.64	2.18	1.90
Freight Revenue from
Full-truckload linehaul services (a)	237.5	263.2	258.7	239.8	229.8
Dedicated fleets (a)	21.1	31.5	20.3	14.5	13.0
Less-than-truckload linehaul services (a)	129.8	131.2	123.2	115.5	87.9
Fuel adjustments (a)	75.1	63.5	31.7	15.7	6.5
Freight brokerage (a)	12.5	15.6	24.9	15.0	7.6
Equipment rental (a)	7.7	9.0	5.9	5.4	3.9
Equipment in Service at Year-end
Tractors
Company operated	1,588	1,607	1,573	1,534	1,411
Provided by owner-operators	599	659	716	757	737
Total tractors	2,187	2,266	2,289	2,291	2,148
Trailers	3,919	4,293	4,147	3,802	3,308

Computational notes:
(a)	In millions
(b)	Current assets divided by current liabilities
(c)	Debt divided by shareholders’ equity

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
    During the latter part of 2005, many of our resources were engaged in providing relief to the regions affected by Hurricanes Katrina and Rita. We provided dedicated fleet services in these hurricane relief efforts, which contributed revenue of $5.7 million. We also provided refrigerated trailers, which were rented on a per-day basis for storage and transportation of perishable items. Such hurricane-related trailer rentals generated $3.2 million of revenue during the final three months of 2005 and $2.2 million in 2006.
    Order-based services are either full-truckload or less-than-truckload ("LTL"). Our trailers are designed to carry up to 40,000 pounds of freight. Shipments weighing 20,000 pounds or more are full-truckload, while shipments of less than that amount are classified as LTL.
    Customers let us know that they have shipments requiring transportation and inform us as to any special requirements, such as an identification of the type of product to be shipped, the origin and destination of the load and the expected time by which delivery must occur. We inform our customers of our availability to haul the freight and of the price we will charge. If these fit with the needs of the customer, we pick up the freight.
    Shipments have three stages: pick-up, linehaul and delivery. The linehaul stage is over-the-road and involves longer distances. Most of our full-truckload shipments will have all of these stages performed by the same truck and trailer.
    LTL shipments typically involve different trucks and trailers for each of the three stages, including the linehaul stage, as the freight moves within our network of terminals. For example, an LTL truck bound from Los Angeles to Dallas may carry shipments destined for Dallas, Chicago and Atlanta. Once the truck arrives in Dallas, the freight will be sorted and sent out from Dallas on different trucks to Chicago and Atlanta with other LTL shipments that originated in Dallas or arrived there on trucks from other areas of the country. The freight destined for Dallas will be delivered by the city fleet. A linehaul load of LTL typically weighs 25,000 to 35,000 pounds and is comprised of between 5 and 30 individual shipments.
    We are the only company that provides nation-wide, temperature-controlled LTL service.  Other such LTL providers tend to operate on a regional basis.  Our LTL trucks operate according to published schedules.  That enables our customers to know when we will arrive to pick up or deliver a shipment.  We haul virtually no “dry” LTL freight.
We operate under three primary brand names, FFE Transportation Services ("FFE"), Lisa Motor Lines ("LML") and American Eagle Lines ("AEL"). FFE and LML specialize in products that require temperature control. All of our LTL service is provided by FFE.
Most shipments require the maintenance of a temperature between minus 10 degrees and plus 40 degrees Fahrenheit. Examples include perishable food, beverages, candy, pharmaceuticals, photographic supplies and electronics. Other products require maintenance of a warm temperature in the colder months to prevent freezing while in transit, such as nursery stock and liquid products. FFE conducts all of our LTL business and also has significant order-based and asset-based full-truckload operations. LML specializes in order-based full-truckload operations. AEL serves the market for order-based and asset-based full-truckload activities that do not require temperature control.
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
    There are several companies that provide national temperature-controlled full-truckload services. We know of no other company providing nationwide LTL temperature-controlled service. The vast majority of trucking companies that are nationwide in scope, such as our AEL brand, offer only full-truckload service with no temperature control. Therefore, the markets that are served by AEL tend to be very price-competitive and generally lack the level of seasonality present in our FFE and LML operations. Because consumer demand for products requiring temperature control is often less sensitive to economic cycles, linehaul revenue from FFE and LML tends to be less volatile during such cycles.
    The trucking business is highly competitive. During 2005, the last year for which data is available, there were several thousand companies operating in all sectors of the trucking business in the United States. Among those, the top five companies offering primarily temperature-controlled services collectively generated 2005 revenue of $2.4 billion. The next 20 such companies collectively generated revenues of $1.8 billion. In 2005, we ranked second in terms of revenue generated among all temperature-controlled motor carriers.
    We have nearly 10,000 active customers for our trucking business. We generally collect payment for our services between 30 and 50 days after our service is provided.
    Trucking companies of our size face challenges to be successful. Costs for labor, maintenance, fuel and insurance typically change every year. Fuel prices can increase or decrease quite rapidly. Due to the high level of competitiveness, it is often difficult to pass these rising costs on to our customers. Over the past few years, many trucking companies have ceased operations, resulting in a reduced number of alternatives and increasing the awareness among customers that price increases for trucking services are likely.

The capacity of the trucking industry to haul freight increased during 2006.  Over the same time, customer demand for such services diminished.  One result was increased industry-wide downward pressure on the rates truckers can charge for their services.  Although there can be no assurance this supply/demand imbalance will be corrected in the near-term, such situations have occurred periodically in the past, and are likely to recur in the future.
During 2006, the commodities we hauled most frequently included the following:
-Candy/confectionaries -Christmas trees -Cosmetics -Dairy products -Film -Food products (dry and frozen) -Fresh produce	-Frozen fruits and vegetables -Ice -Meat products (including poultry and fish) -Medical supplies -Paper products -Pharmaceuticals -Processed foods
During mid-2006, we made some changes in our management team. The new team has identified a number of areas that will be our focus for 2007 and beyond. The team intends to focus on improved profitability first and revenue second. Some of the things we intend to address are:
-	Expand our intermodal operation and focus on brokerage, dedicated and less capital intensive areas of our business.
-
Haul more LTL freight to add revenue without appreciably adding to direct operating expenses by adjusting the frequency of service to certain locations, thereby increasing the amount of freight that each LTL trailer hauls on each trip.

-	Reorganize sales and marketing department to streamline pricing and improve communications with our customers.
-	Identify opportunities to facilitate deployment of assets and drivers to their most effective use.
-	Identify opportunities to enhance our market presence and resources through acquisition.
-	Re-make internal operating environment that is more conducive to driver retention.
-	Combine redundant back-office functions such as billing, collections, payroll and order entry that are currently conducted at the fleet, rather than the corporate, level.
-	Install solutions that support a diverse business going through change and remain flexible enough to handle the needs of our customers in the most seamless manner as possible.
-
Increase management’s reaction-time and margin visibility using real-time dashboards containing key performance indicators that drive profitability, balanced scorecards, and rolling-forecast techniques aimed at communicating trends that may warrant counteractive or corrective action.

A few things the new team has achieved so far:
-	Installed new line management for intermodal operations, dedicated fleet operations, internal audit and information technology.
-	Signed credit agreement with lower margins, no commitment fee, relaxed covenants and enhanced provisions allowing distributions to our shareholders.
-	Repurchased significant number of shares and paid first cash dividend since 1999.
-	Monetized non-core assets, providing about $10 million in liquidity.
-	Overhauled operational and financial planning activities.
-	Reduced headcount in certain targeted areas and overtime in all areas.
-	Consolidated certain dispatch and back office functions.
-	Cancelled related party lease agreements.
-	Reduced our order entry and billing errors.
-	Reduced the level of accounts receivable relative to revenue by more than 10%.
-	Improved customer lane balance and density levels, better defined our feight network and yield visibility.
-	Increased utilization levels as evidenced by a lower empty mile ratio.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
    We have several critical accounting estimates. These require a more significant amount of management judgment than the other accounting policies we employ. Our critical accounting policies are as follows:
    Revenue and Expense Recognition: We recognize revenue and all estimated direct operating expenses such as fuel and labor on the date we pick up shipments from our customers. In 1991, the Emerging Issues Tax Force ("EITF") of the Financial Accounting Standards Board promulgated Issue 91-9, "Revenue and Expense Recognition for Freight Services in Process" ("EITF 91-9"). In 2001, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which provides that EITF 91-9 determines the revenue and expense recognition methods that may be used in our industry. According to EITF 91-9 and SAB 101, our manner of recognizing revenue and expenses for freight in process is acceptable.
    The other methods generally defer the recognition of revenue and expenses to as late as the date on which delivery of the shipments is completed. We have consistently utilized our manner of revenue and expense recognition since we began operations in 1946. Because our consolidated financial statements contain accruals for revenue and all associated estimated direct expenses as of the beginning and the end of each reporting period, if we were to change our manner of recognizing revenue and associated estimated direct expenses to one of the other methods allowed by EITF 91-9 and SAB 101, our results of operations would not be substantially affected. In such an event, each period's revenue and expenses would be adjusted to include revenue and expense amounts from freight in process at the beginning of the period and to exclude revenue and expense amounts from freight in process at the end of the same period. These amounts would essentially offset one another from period to period, resulting in minimal impact to our revenue, operating income or net income.
    Revenue from equipment rental is recognized on a per-day basis over the term of the associated rental agreements.
    Personal and Work-Related Injuries: The trucking business involves risk of injury to our employees and the public. Prior to 2002, we retained the first $500 thousand and $1 million of these risks, respectively, on a per occurrence basis. Due primarily to conditions in the insurance marketplace, during 2003 we retained the first $1 million for work-related injuries and the first $5 million for public liability risk. That arrangement continued through the first six months of 2004. From mid-2004 until mid-2005, our retention for public liability claims was lowered to $3 million and we were fully insured for losses between $3 million and $5 million, but we shared equally with the insurer losses from liability claims between $5 million and $10 million. Beginning in mid-2005 until mid-2006, our liability policies also contained a $3 million deductible. We presently also retain 25% of the losses between $3 million and $10 million. Since 2005, our retention for work-related injuries has been $1 million. In May of 2006, we renewed our 2005 liability policies to expire in mid-2007.  Throughout each of the years in the three-year period ended December 31, 2006, we have been fully insured above $10 million to a policy limit of $25 million for liability claims.

    Because of our large public liability and work-related injury retentions, the potential adverse impact a single occurrence can have on our results is significant. When an event involving potential liability occurs, our internal staff of risk management professionals determines the range of most probable outcomes. Based on that, we record a reserve in our financial statements during the period in which the event occurred. As additional information becomes available, we increase or decrease the amount of this reserve. We also maintain additional reserves for public liability and work-related injury events that may have been incurred but not reported. As of December 31, 2006, our reserves for personal injury, work-related injury, cargo and other claims against us aggregated nearly $21.0 million. If we were to change our estimates of those reserves up or down by 10% in the aggregate, the impact on 2006 net income would have been about $1.3 million, and diluted net income per share of common stock would have been impacted by $0.07.
    Estimate of Uncollectible Accounts: We extend trade credit to our customers. We also establish a reserve to represent our estimate of accounts that will not ultimately be collected. Once we conclude that a specific invoice is unlikely to be paid by the customer, we charge the invoice against the reserve. We estimate the amount of our bad debt reserve based on the composite age of our receivables and historical trends regarding such uncollectible amounts. During 2006, our bad debt expense decreased $1.4 million from 2005 largely due to improvement in our aged accounts receivable. Significant changes in our collection experience could impact our profits and financial condition. As of December 31, 2006, our reserve for uncollectible accounts was $2.0 million. If our estimate were to change by 10%, 2006 net income would have been impacted by about $130 thousand or $0.01 per diluted share of common stock.
    Depreciation: Property and equipment are stated at cost. Depreciation on property and equipment is calculated by the straight-line method over the estimated useful life, which ranges from two to 30 years, down to an estimated salvage value of the property and equipment. We periodically review the reasonableness of our estimates regarding useful lives and salvage values of our revenue equipment and other long-lived assets based upon, among other things, our experience with similar assets, conditions in the used revenue equipment market, and prevailing industry practice. Changes in our useful life or salvage value estimates, or fluctuations in market values that are not reflected in our estimates, could have a material effect on our results of operations.
    Income Taxes: Our net deferred tax liability position of $7.9 million is stated net of offsetting deferred tax assets. The assets consist of anticipated future tax deductions for items such as personal and work-related injury and bad debt expenses which have been reflected on our financial statements but which are not yet tax deductible. In total, our deferred tax assets as of December 31, 2006 were about $10.5 million. At current federal tax rates, we will need to generate about $30 million in future taxable income in order to fully realize our deferred tax assets.
    We believe it probable that we will generate sufficient taxable income in 2007 and beyond to realize the remainder of our deferred tax assets. If our expectation of such realizability changes, we may be required to establish a valuation allowance on our balance sheet. That could diminish our net income in future periods.

RESULTS OF OPERATIONS
    Freight Revenue: Our freight revenue is derived from five types of transactions. Linehaul revenue is order-based and earned by transporting cargo for our customers using tractors and trailers that we control by ownership, long-term leases or by agreements with independent contractors (sometimes referred to as “owner-operators”). Within our linehaul freight service portfolio we offer both full-truckload and less-than truckload services. Over 90% of our LTL linehaul shipments must be temperature-controlled to prevent damage to the cargo. We operate fleets that focus on refrigerated or “temperature-controlled” less-than-truckload (“LTL”), on full-truckload temperature-controlled shipments and on full-truckload non-refrigerated or “dry” shipments. Of the shipments transported by our temperature-controlled fleets during 2006, about 10% were dry commodities.
    Our dedicated fleet operation consists of fleets of tractors and trailers that haul freight only for a specific customer. Dedicated fleet revenue is asset-based. Customers typically pay us weekly for this type of service.
    During the fourth quarter of 2005, we provided refrigerated trailers, which were rented on a per-day basis, for storage and transportation of perishable items in regions affected by Hurricanes Rita and Katrina.  Such hurricane-related trailer rentals generated $3.2 million of revenue during 2005 and $2.2 million during 2006.  Income from equipment rental also includes amounts we charge to independent contractors for the use of trucks which we own and lease to the owner-operator.
    During the last four months of 2005, many of our resources were engaged in providing relief to the regions affected by Hurricanes Katrina and Rita. We provided dedicated fleet services, which contributed revenue of $5.7 million.
    The rates we charge for our freight services include fuel adjustment charges. In periods when the price we incur for diesel fuel is high, we increase our surcharges in an effort to recover this increase from our customers. The opposite is true when fuel prices decline. Using fuel surcharges to offset rising fuel costs is an industry-wide practice.

    The following table summarizes and compares the significant components of freight revenue and presents our freight operating ratio and revenue per truck per week for each of the years in the three year period ended December 31, 2006:

Freight revenue from (a)	2006	2005	2004
Temperature-controlled fleet	$159.1	$176.2	$174.1
Dry-freight fleet	78.4	87.0	84.6
Total truckload linehaul services	237.5	263.2	258.7
Dedicated fleets	21.1	31.5	20.3
Total full-truckload	258.6	294.7	279.0
Less-than-truckload linehaul services	129.8	131.2	123.2
Fuel adjustments	75.1	63.5	31.7
Freight brokerage	12.5	15.6	24.9
Equipment rental	7.7	9.0	5.9
Total freight revenue	483.7	514.0	464.7
Freight operating expenses	472.2	484.4	448.3
Income from freight operations (b)	$11.6	$29.7	$16.4
Freight operating ratio (c)	97.6%	94.2%	96.5%
Total full-truckload revenue	$258.6	$294.7	$279.0
Less-than-truckload linehaul revenue	129.8	131.2	123.2
Total linehaul and dedicated fleet revenue	$388.4	$425.9	$402.2
Weekly average trucks in service	2,222	2,282	2,292
Revenue per truck per week (d)	$3,352	$3,579	$3,365

Computational notes:
(a)	Revenue and expense amounts are stated in millions of dollars.
(b)	2005 and 2006 do not foot due to rounding.
(c)	Freight operating expenses divided by total freight revenue.
(d)	Average daily revenue times seven divided by weekly average trucks in service.

During 2006, the capacity of the trucking industry to haul freight expanded for a number of reasons.  Over the same time, customer demand for such services decreased.  One result was increased industry-wide downward pressure on the rates truckers were able to charge for their services.  Although there can be no assurance this supply/demand imbalance will be corrected in the near-term, such situations have occurred periodically in the past, and are likely to recur in the future.  Most participants in and observers of the trucking industry do not expect the current imbalance to last beyond mid-2007.
Full-truckload linehaul revenue increased by $4.5 million (1.7%) during 2005 as compared to 2004. During 2006, such revenue decreased by $25.7 million (9.8%) as compared to 2005. For most of 2005, the demand for linehaul trucking service was strong. Trucks available to provide such service were relatively scarce. The result was that shippers were willing to pay extra for service during 2005, as compared to prior years.
Revenue from our dedicated fleet service for 2006 declined by $10.4 million (33.0%), as compared to 2005, but was $0.8 million more than during 2004. Over half of the 2006 decline in dedicated-fleet revenue was from decreased activity connected to the recovery efforts for Hurricanes Katrina and Rita during the last four months of 2005.
LTL linehaul revenue for the years ended December 31, 2006 and 2005 decreased by $1.4 million (1.1%) and increased by $8.0 million (6.5%), respectively, each as compared to the immediately preceding year.

 The following table summarizes and compares selected statistical data relating to our freight operations for each of the years in the three-year period ended December 31, 2006:
Truckload	2006	2005	2004
Total linehaul miles (a)	177.6	192.9	205.3
Loaded miles (a)	160.6	173.3	185.7
Empty mile ratio (b)	9.6%	10.2%	9.5%
Linehaul revenue per total mile (c)	$1.34	$1.36	$1.26
Linehaul revenue per loaded mile (d)	$1.48	$1.52	$1.39
Linehaul shipments (e)	168.3	181.6	187.3
Loaded miles per shipment (f)	954	954	991
Less-than-truckload
Hundredweight (e)	8,410	8,800	8,579
Shipments (e)	270.7	280.8	291.6
Linehaul revenue per hundredweight (g)	$15.43	$14.91	$14.36
Linehaul revenue per shipment (h)	$479	$467	$422
Average weight per shipment (i)	3,107	3,134	2,942

Computational notes:
(a)	In millions.
(b)	Total truckload linehaul miles less truckload loaded miles divided by total truckload linehaul miles.
(c)	Revenue from truckload linehaul services divided by truckload total linehaul miles.
(d)	Revenue from truckload linehaul services divided by truckload loaded miles.
(e)	In thousands.
(f)	Total truckload loaded miles divided by number of truckload linehaul shipments.
(g)	LTL revenue divided by LTL hundredweight.
(h)	LTL revenue divided by number of LTL shipments.
(i)	LTL hundredweight times one hundred divided by number of LTL shipments.

Our full-truckload revenue per loaded mile for 2006 was $1.48, 2.6% below 2005, but 6.5% more than 2004. We averaged 954 loaded miles per full-truckload shipment for both 2005 and 2006. However, due primarily to the lower level of customer demand for such services, the number of such shipments declined by 7.3% during 2006, as compared to 2005.
During 2006, the number of LTL shipments declined by 3.6%, and the average weight of such shipments decreased by 0.9%. The decline in LTL volume, measured by shipments and weight per shipment, was largely offset by improved average revenue per hundredweight, from $14.36 during 2004, to $14.91 in 2005 and to $15.43 during 2006.
LTL operations offer the opportunity to earn higher revenue on a per-mile and per-hundredweight basis than do full-truckload operations, but the level of investment and fixed costs associated with LTL activities significantly exceed those of full-truckload activities. Accordingly, as LTL revenue fluctuates, many costs remain fixed, leveraging the impact from such revenue fluctuations on our operating income. During 2005 and 2006, as LTL activity and revenue fluctuated, many LTL related costs remained static.
We continuously assess the performance of our LTL operations. As a result, we periodically alter the frequency at which we service locations where freight volumes have declined and change the mix of our company-operated vs. independent contractor-provided trucks in order to more closely match our operating costs to the level of our LTL revenue.

    The following table summarizes and compares the makeup of our fleets between company-provided tractors and tractors provided by owner-operators as of December 31, 2006, 2005 and 2004:

Full-truckload tractors	2006	2005	2004
Company-provided	1,479	1,510	1,470
Owner-operator	460	515	565
	1,939	2,025	2,035
LTL tractors
Company-provided	109	97	103
Owner-operator	139	144	151
	248	241	254
Total company-provided	1,588	1,607	1,573
Total owner-operator	599	659	716
Tractors in service	2,187	2,266	2,289
Trailers in service	3,919	4,293	4,147

    Linehaul and dedicated fleet revenue-per-truck-per-week was $3,352 during 2006, $3,579 during 2005 and $3,365 during 2004. The 2005 increase and the 2006 decline are reflections of the impact of the hurricane-relief revenue generated in 2005.
    At December 31, 2006, our entire LTL fleet consisted of 248 tractors, as compared to 241 at the end of 2005 and 254 at the end of 2004. When the level of our LTL activity increases during peak times of the year, we often re-deploy full-truckload tractors to handle the increase.
    The number of trucks in our full-truckload company-operated fleet rose by 42 to 1,470 during 2004. As of December 31, 2006, there were 1,479 tractors in our full-truckload company-operated fleet, as compared to 1,510 at the end of 2005.
    Continued emphasis will be placed on improving the efficiency and the utilization of our fleets through enhanced driver training and retention, by reducing the percentage of non-revenue-producing miles, by extending the average loaded miles per shipment and through expansion of dedicated fleet operations.
    During 2005, the federal agency that regulates motor-carrier safety began to enforce new Hours of Service ("HOS") rules, which limit the number of hours truck drivers may work and drive in a shift. Time in a shift spent by a driver fueling, loading and unloading and waiting to load or unload freight count as non-driving work hours. The old HOS rules were introduced in 1939, and the new rules are intended by the government to reflect more closely the equipment and roads in use today, as compared to 65 years ago.
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
    Revenue from our freight brokerage operation declined by $9.3 million (37.3%) and $3.1 million (19.9%) during 2005 and 2006, respectively, each as compared to the immediately preceding year. During 2004, we significantly expanded our freight brokerage, which enables us to better adjust our ability to transport loads offered to us but for which we have no available equipment. Our brokerage engages unaffiliated trucking companies to haul the freight. Our brokerage bills the customer and pays the third-party trucking company. During 2005, we determined that some of the specialists involved in this operation would be replaced, a process that remained incomplete at year-end 2006. Accordingly, freight brokerage revenue and associated expenses (principally for purchased transportation) continued to decline during 2006.
    During the latter half of 2006, we began to re-focus on our brokerage operation as a potential source of growth.  At the end of 2006 and early in 2007, we brought in new management to devise and implement plans to achieve that potential.
    Recent high operating expenses, particularly for maintenance and fuel, have resulted in a sharp decline in the number of independent contractors providing equipment to the trucking industry. Our ability to mitigate this industry-wide trend by expanding our company-operated fleets has been constrained by an industry-wide lack of drivers qualified to operate the equipment.

    Freight Operating Expenses: Changes in the proportion of revenue from full-truckload versus LTL shipments, as well as in the mix of company-provided versus independent contractor-provided equipment and in the mix of leased versus owned equipment, contribute to variations among operating and interest expenses.
    The following table sets forth, as a percentage of freight revenue, certain major freight operating expenses for each of the years in the three-year period ended December 31, 2006:

	2006	2005	2004
Salaries, wages and related expenses	27.0%	26.0%	26.5%
Purchased transportation	23.7	24.3	27.1
Fuel	18.1	15.8	12.9
Supplies and expenses	12.1	12.2	12.2
Revenue equipment rent and depreciation	10.6	10.0	11.0
Claims and insurance	3.8	3.9	3.9
Other	2.3	2.0	2.9
	97.6%	94.2%	96.5%

    Salaries, Wages and Related Expenses: Salaries, wages and related expenses increased by $10.2 million (8.3%) during 2005 and declined by $3.0 million (2.2%) during 2006, each as compared to the immediately preceding year. The following table summarizes and compares the major components of these expenses for each of the years in the three-year period ended December 31, 2006 (in millions):

Amount of Salaries, Wages and Related Expenses Attributable to	2006	2005	2004
Driver salaries and per-diem expenses	$75.9	$74.7	$71.9
Non-driver salaries	38.3	40.2	36.7
Payroll taxes	8.4	8.5	8.0
Work-related injuries	3.0	4.3	3.2
Health insurance and other	5.0	5.8	3.5
	$130.6	$133.5	$123.3

    Employee full-truckload linehaul drivers are typically paid a certain rate per mile. During April 2006, we increased our employee-driver pay scale by about 6%. The impact of this was mitigated by the presence of fewer trucks in our fleet. Changes in the number of miles traveled by employee-driven trucks contribute to changes in driver salaries and per-diem expenses.
    Drivers hauling LTL typically earn a higher wage than do their full-truckload counterparts. LTL wages are based on a number of factors including the amount of on-duty time, miles driven, hundredweight hauled and in-route stops to load and unload freight.
    Early in 2007, we completed the consolidation of our truckload dispatch and truck manager functions into one centralized facility located in suburban Dallas.  Previously, these tasks were performed out of several offices in the regions where freight originated or was set for delivery.  During 2006, we decided that the former structure was not cost-effective from a managerial or communications perspective.  We started the consolidation in October, 2006.  The result has been that more work now gets done with fewer people, and that the quality of data input and communications has improved.  Errors in data input create problems with 'downstream' needs for accurate information, such as planning for the next load, getting the driver home, billing the load, paying the driver correctly, collections and accounting.
In reducing the number of non-driver employees in the new consolidated center and other back-office functions we incurred severance expenses of about $750 thousand during the fourth quarter of 2006.  By the end of February, 2007, we had reduced the number of our non-driver employees by about 50, which we expect will reduce non-driver salaries, wages and related expenses by more than $2 million during 2007 and beyond.
    We sponsor bonus and incentive programs for our employees and management. Bonus payments are generally based on our operating ratio (freight operating expenses divided by freight revenue), adjusted for certain items. For 2006, 2005 and 2004, non-driver salaries expense included bonuses aggregating approximately $1.5 million, $4.4 million, and $1.2 million, respectively, which contributed to increased non-driver salaries expense in 2005 and the decrease during 2006.
    We also sponsor a 401(k) wrap plan which enables employees to defer a portion of their current salaries to their post-retirement years. Because the wrap plan's assets are held by a grantor or “rabbi” trust, we are required to include the wrap plan's assets and liabilities in our consolidated financial statements. As of December 31, 2006, such assets included approximately 127 thousand shares of our common stock, which are classified as treasury stock in our consolidated balance sheets.  The trust also holds assets other than our common stock.  Such investments are included in "other non-current assets" in our consolidated balance sheets.
    We are required to value the assets and liabilities of the wrap plan at market value on our periodic balance sheets, but we are precluded from reflecting the treasury stock portion of the wrap plan's assets at market value. When the market value of our common stock rises, we experience upward pressure on non-driver salaries and wage expense. The opposite is true when our common stock price falls. The price of our common stock fell during both 2005 and 2006. The effect of those changes resulted in salaries, wages and related expenses being $220 thousand lower during 2005 and $300 thousand lower during 2006, each as compared to the immediately preceding year. Also, during 2006 and 2005, our Executive Bonus and Phantom Stock Plan was partially denominated in approximately 170 thousand “phantom” shares of our stock, the liability for which is also determined by the value of our stock. During 2004, the plan contained 150 thousand such shares. That resulted in a further reduction of $320 thousand of non-driver salaries and wage expense during 2005 and a reduction of $400 thousand during 2006, each as compared to the immediately preceding year.

    Costs associated with work-related injuries rose by 34.4% during 2005 as compared to 2004 and decreased by 30.2% in 2006 as compared to 2005. Injuries incurred by drivers are the primary contributors to this expense. The number of our employee-drivers dropped by about 5% between 2005 and 2006.
    We share the cost of health insurance with our employees. For the past several years, we have experienced double digit percentage health insurance cost increases. Since 2004 and through 2006, we repeatedly increased both the amounts employees pay to participate and the amount of medical costs that must be borne by our employees. This helped us mitigate the rate at which our costs have increased.
    During non-recessionary economic periods, we typically have difficulty attracting qualified employee-drivers for our full-truckload linehaul operations. Such shortages increase costs of employee-driver compensation, training and recruiting. Significant resources are continually devoted to recruiting and retaining qualified employee-drivers and to improving their job satisfaction. During 2005 and 2006, the supply of qualified drivers continued to tighten. With increasing frequency and magnitude, our competitors often increase their employee-driver pay scales. We monitor such events and consider increases should the need arise. Consequently, we increased our employee-driver pay per mile in April, 2006 by approximately 6%.
    Purchased Transportation: Purchased transportation expense declined by $713 thousand (.6%) during 2005 and by $10.4 million (8.3%) during 2006, each as compared to the immediately preceding year. The following table summarizes our purchased transportation expense for each of the years in the three-year period ended December 31, 2006, by type of service (in millions):

Amount of Purchased Transportation Expense Incurred for	2006	2005	2004
Full-truckload linehaul service	$46.4	$49.4	$51.3
LTL linehaul service	35.0	39.0	37.9
Intermodal	6.3	7.5	4.2
Total linehaul service	87.7	95.9	93.4
Fuel adjustments	16.9	14.5	9.0
Freight brokerage and other	10.2	14.7	23.5
	$114.8	$125.1	$125.9

    Purchased transportation expense related to linehaul services increased by $2.5 million (2.7%) during 2005 and decreased by $8.2 million (8.6%) during 2006, each as compared to the immediately preceding year.
    Independent contractors provide tractors and drivers to pull our loaded trailers. Each pays for the drivers' wages, fuel, taxes, equipment-related expenses and other transportation expenses and receives either a portion of the revenue from each load or a flat rate for each mile that his truck travels while hauling our freight. Independent-contractor-provided equipment generated 24%, 26% and 29% of our full-truckload linehaul revenue during 2006, 2005 and 2004, respectively. At the end of 2004, there were 565 independent-contractor-provided tractors in our full-truckload fleet. At December 31, 2005 and 2006, there were 515 and 460 such tractors, respectively. As the number of these trucks fluctuates, so does the amount of revenue generated and miles traveled by such units.
    Purchased transportation expense for full-truckload linehaul service has continued to decline since 2004, dropping by $3.0 million (6.1%) and by $1.9 million (3.7%) for 2006 and 2005, respectively, each as compared to the prior year. This reflects an industry-wide shortage of trucks provided by independent contractors. Due in part to that shortage, we continue to explore alternatives, including intermodal providers to transport freight that might otherwise be hauled by independent-contractor-provided equipment.
    Purchased transportation expense related to LTL linehaul services increased by $1.1 million (2.9%) during 2005 and declined by $4.0 million (10.3%) during 2006. This resulted from changes in the amount of LTL freight transported by independent-contractor-provided equipment relative to equipment provided by us.
   When fuel prices escalate, as they have during 2003 through 2006, we add fuel adjustment charges to the rates we bill our customers. Independent contractors are responsible for payment for the fuel used by their trucks in transporting freight for our customers. For shipments that are transported by independent contractors, we pass through to the contractor any fuel adjustment charges that are to be paid to us by the customer. This practice added $16.9 million, $14.5 million and $9.0 million, respectively, to our purchased transportation expense during 2006, 2005 and 2004.
    In providing our full-truckload linehaul service, we often engage railroads to transport shipments between major cities. In such an arrangement (called "intermodal" service), loaded trailers are transported to a rail facility and placed on flat cars for transport to their destination. On arrival, we pick up the trailer and deliver the freight to the consignee. Intermodal service is generally less costly than using one of our own trucks for such movements, but other factors also influence our decision to utilize intermodal services. During 2005, the number of intermodal full-truckload shipments increased by 9%, but declined by 27% in 2006, each as compared to the immediately preceding year. The decline in 2006 is attributed to the excess capacity that we and other carriers had in the last half of the year, negating the need to move extra loads by rail.
    Purchased transportation expenses related to our intermodal services providers declined by $1.2 million (16.0%) during 2006, having expanded by $3.3 million (78.6%) during 2005.
    Our freight brokerage helps us to balance the level of demand in our core trucking business. Orders for shipments to be transported for which we have no readily available assets with which to provide the service are assigned to other unaffiliated motor carriers through our freight brokerage. We establish the price and we invoice the customer. We also assume the credit risk associated with the transaction. Our freight brokerage also negotiates the fee payable to the other motor-carrier.
    When we book an order in our brokerage, we arrange for an unaffiliated licensed trucking company to haul the freight. We set the price to be paid by the customer and bear the risk should the customer fail to pay us for the shipment. We determine which trucking company will haul the load and negotiate with them the fee we will pay, which represents freight brokerage purchased transportation expenses. Purchased transportation expense associated with our freight brokerage declined by $8.8 million (37.4%) and by $4.5 million (30.6%) during 2005 and 2006, respectively, each as compared to the immediately preceding year, and in line with declining levels of associated revenues.
    During the latter half of 2006, we began to re-focus on our brokerage operation as a potential source of growth.  At the end of 2006 and early in 2007, we brought in new management to devise and implement plans to achieve that potential.

    Fuel: Fuel expense increased by $21.0 million (35%) during 2005 and $6.6 million (8.1%) during 2006, each as compared to the immediately preceding year. Fuel expenses represent the cost of fuel to transport freight with company-operated equipment. During 2006, 2005 and 2004, our fuel expenses were $87.8 million, $81.2 million and $60.1 million, respectively. The following table summarizes and compares the relationship between fuel expense and freight linehaul revenue during each of the years in the three year period ended December 31, 2006 (dollar amounts in millions):

	2006	2005	2004
Total linehaul and dedicated fleet revenue	$388.4	$425.9	$402.2
Fuel expense	87.8	81.2	60.1
Fuel as a percent of total linehaul and dedicated fleet revenue	22.6%	19.1%	14.9%

    A significant percentage of our freight is transported with equipment provided by independent contractors. Independent contractors are responsible for all of their own operating expenses, including fuel. The amounts we pay independent contractors are classified as purchased transportation expense (see “Purchased Transportation”). In times when fuel prices are high and to the extent we are able to obtain fuel surcharges from our customers, we compensate independent contractors on a load-by-load basis for their increased fuel expense. Such additional compensation is also classified as purchased transportation expense. Accordingly our fuel expenses exclude the fuel expense incurred by our independent-contractor-provided fleets.
    Most of the increases in our fuel expense were related to the increases in price of diesel fuel for our company-operated fleet of tractors and trailers. During 2004, our average price per gallon of diesel fuel increased by about 22%, as compared to 2003. During 2005 and 2006, the average price of diesel fuel increased by an additional 34% and 13%, respectively, each as compared to the preceding year. Compared to the 2003 level, the cumulative three-year increase in fuel cost per gallon was 85%.
    Because fuel adjustment charges do not fully compensate us or our independent contractors for the increased fuel costs, fuel price volatility impacts our profitability. We have implemented a number of strategies that mitigate, but do not eliminate, the impact of such volatility. Pursuant to the contracts and tariffs by which our freight rates are determined, those rates in most cases automatically fluctuate as diesel fuel prices rise and fall because of the fuel adjustment charges.
    Factors that prevent us from fully recovering fuel cost increases include the competitive environment, the presence of deadhead (empty) miles, tractor engine idling and fuel to power our trailer refrigeration units. Such fuel consumption often cannot be attributable to a particular load and, therefore, there is no revenue to which a fuel adjustment may be applied. Also, our fuel adjustment charges are computed by reference to federal government indices that are released weekly for the preceding week. When prices are rising, the price we incur in a given week is more than the price the government reports for the preceding week. Accordingly, we are unable to recover the excess of the current week's actual price over the preceding week's indexed price.
    With regard to fuel expenses for company-operated equipment, we attempt to further mitigate the impact of fluctuating fuel costs by operating more fuel-efficient tractors and aggressively managing fuel purchasing. We use computer software to optimize our routing and fuel purchasing. The software enables us to select the most efficient route for a trip. It also assists us in deciding on a real-time basis how much fuel to buy at a particular fueling station. We have decided that all new trucks will include opti-idle, an idle reduction technology, which should further reduce our exposure to rising fuel costs.
    Supplies and Expenses: Supplies and expenses increased by $6.2 million (11.0%) during 2005 and declined by $3.8 million (6.1%) during 2006, each as compared to the immediately preceding year. The following table summarizes and compares the major components of supplies and expenses for each of the years in the three-year period ended December 31, 2006 (in millions):

Amount of Supplies and Expenses Incurred for	2006	2005	2004
Fleet repairs and maintenance	$18.8	$22.4	$17.5
Freight handling	11.2	11.8	11.6
Driver travel expense	3.1	3.0	3.1
Tires	5.8	5.3	6.9
Terminal and warehouse expenses	6.0	6.9	6.1
Driver recruiting	5.7	4.6	3.3
Other	8.2	8.6	7.9
	$58.8	$62.6	$56.4

   Fleet repairs and maintenance expenses represented approximately 95% of the decrease and 80% of the increase, respectively, in our total supplies and expenses during 2006 and 2005, each as compared to the immediately preceding year. During 2006, expenses for tractor repair and maintenance decreased by $3.0 million, and trailer repair expenses decreased by $0.6 million, each as compared to 2005.
    With regard to tractor repairs, during 2002 we agreed with our primary tractor manufacturer to extend our tractor replacement cycle from 36 months to up to 48 months, thereby causing our tractor fleet to consist of older vehicles. Older, high mileage vehicles typically are more expensive to maintain than newer, low mileage vehicles. As of December 31, 2006, 2005 and 2004, respectively, 13%, 17% and 11% of the tractors in our company-operated fleets were more than three years old. During the two-year period ended December 31, 2006, the number of trucks in our company-operated fleets increased by 1% to 1,588, and the number of such trucks that are more than three years old increased by 35 units to 207.
With regard to our newer tractors, during 2005 we had significantly higher expenses to maintain tractor engines than was the case in prior years. Such engines use anti-pollution devices that cause the engine to operate at higher temperatures, which creates more stress and results in higher maintenance expenses. During 2006, to settle the matter, the manufacturer provided us with assets valued at approximately $500 thousand, which contributed to the decrease in maintenance expense for 2006, as compared to 2005.
During the two-year period ended December 31, 2006, the number of trailers in our fleets decreased by 5% to 3,919 and the number of such trailers that are more than five years old decreased by 34% to 902. Older tractors and trailers are more costly to maintain.
    Tire expense decreased by $1.6 million (23.2%) during 2005 and increased by $0.5 million (9.4%) during 2006, each as compared to the immediately preceding year. We have changed certain of our tire management and purchasing practices in order to reduce such expenses.
    Driver recruiting expenses rose by $1.1 million during 2006, as compared to 2005, and rose by $1.3 million during 2005, as compared to 2004. This was related to our continuing efforts to recruit qualified employee-drivers and engage qualified owner-operators. In an improving economy, the number of persons available to work in our industry typically declines, which usually results in more intensive recruiting efforts.

    Rentals and Depreciation: The total of revenue equipment rent expense and depreciation expense increased by $245 thousand during 2005 and declined by $38 thousand during 2006, each as compared to the immediately preceding year. These fluctuations were due in part to changes in the use of leasing to finance our fleet. During 2006, expenses associated with trailers we rented from related parties were about $250 thousand. Such rentals were about $490 thousand for 2005 and 2004. The related-party trailer rental arrangements were terminated during mid-2006. Equipment rental includes a component of interest-related expense that is classified as non-operating expense when we incur debt to acquire equipment. Equipment rent and depreciation also are affected by the replacement of less expensive, older model company-operated tractors and trailers with more expensive new equipment.
    More restrictive EPA emissions standards for 2007 require vendors to introduce new engines for the trucks they sell. Additional EPA mandated emission standards will become effective for newly manufactured trucks beginning in January 2010. During 2006 and 2007, we upgraded our fleet with pre-2007 engines. We expect to incur increased prices for additional tractors in the future, which will cause increased costs for rental expense or depreciation, depending upon whether we lease or purchase the equipment. At December 31, 2006, 100% of our tractor fleet was comprised of tractors with pre-2007 engines that meet EPA-mandated clean air standards.
    We anticipate that the new engine technology will increase the cost to acquire such trucks by about $7,500 per truck when new. We project that, if our fleet at the beginning of 2011 were to be the same size as it was at the end of 2006, and if the EPA-mandated engine were the only factor affecting the cost of new tractors in the interim, the total of our equipment and rental expense for 2011 would be about $7.5 million more than it was during 2006. We expect to recover these costs by increasing our rates, using APUs (auxiliary power units) and lowering our maintenance costs.
    Our tractors are equipped with a “sleeper” compartment behind the seats. The sleeper contains limited essentials for a driver when he is not working, such as a mattress, AC power outlets, a small refrigerator, etc. In order to provide power to those devices and to cool or heat the air for the comfort of the driver, it is necessary to idle the tractor engine in order to generate the required electricity. While idling, the tractor consumes about one gallon of fuel per hour.
    APUs are small, diesel powered devices that are not designed to power the truck while it is in motion, but can provide the power needed for the sleeper while the truck is parked. APUs consume about one gallon of fuel every four hours.
    At the end of 2006, about 65 of our company-operated full-truckload units had APUs installed. It is our goal to have APUs on all of our full-truckload linehaul trucks by the end of 2008.
    Besides the fuel cost benefit of APUs, these devices will result in fewer hours that the primary diesel engine is idling over the truck’s service life. This should reduce maintenance costs by extending the interval between routine maintenance events, as well as between major overhauls. The end-of-life resale value of our tractors could also improve.
    Claims and Insurance: Claims and insurance expenses increased by $1.9 million (10.3%) during 2005 and declined by $1.6 million (8.2%) during 2006, each as compared to the immediately preceding year. Losses related to work-related injuries are included in salaries, wages and related expenses as are employee-related insurance costs. The following table summarizes and compares the major components of claims and insurance expenses for each of the years in the three-year period ended December 31, 2006 (in millions):

Amount of Claims and Insurance Expense Incurred for	2006	2005	2004
Liability	$13.0	$15.1	$13.3
Cargo	3.0	2.8	2.3
Physical damage, property and other	2.3	2.0	2.5
	$18.3	$19.9	$18.1

    In 2006, Lisa Motor Lines, our temperature-controlled truckload subsidiary was the winner of the TMTA Truck Safety Contest in the intercity $10-$20 million class.
    During the first several months of 2004, we retained the risk for liability claims up to $5 million. From June 1, 2004 through May 2005, we retained the first $3 million of our liability risk, our insurance company assumed the risk in full between our $3 million deductible and $5 million, and the insurance company and we shared the risk equally between $5 million and $10 million for each occurrence. As of December 31, 2006, our deductible was $3 million for each occurrence. Losses between $3 million and $10 million are shared 25% by us and 75% by the insurer. We are fully insured for losses for each occurrence between $10 million and $25 million.
    We have accrued for our estimated costs related to our liability claims. When an incident occurs, we record a reserve for the estimated outcome. We engage the services of independent actuaries to help us improve the process by which we estimate the amount of our work-related and public liability claims reserves. Such estimates address the amount of the claims' settlements as well as legal and other fees associated with attaining such settlements. As additional information becomes available, adjustments are made.
    Accrued claims liabilities include all reserves for over the road accidents, work-related injuries, self-insured employee medical expenses and cargo losses. The actuarial reports issued to us during 2006 provided us with factors we use to estimate expected costs associated with claims development and claims handling expenses. It is probable that the estimates we have accrued for at any point in time will change in the future.
    Claims and insurance expenses can vary significantly from year to year. The amount of open claims is significant. There can be no assurance that these claims will be settled without a material adverse effect on our financial position or our results of operations.
    Other and Miscellaneous Expense:  The following table summarizes and compares the major components of miscellaneous expenses for each of the years in the three-year period ended December 31, 2006 (in millions):

Amount of Miscellaneous Expense Incurred for	2006	2005	2004
Building and office equipment rent	$1.6	$1.6	$1.5
Legal fees	1.9	.8	.6
Audit fees	1.0	1.0	.2
Sarbanes-Oxley fees	1.0	1.2	2.3
Customer bad debt	(.7)	.8	2.1
Other	.7	1.2	.6
	$5.5	$6.6	$7.3

    Gains on the disposition of equipment were $2.2 million in the year ended December 31, 2004. Such gains were $4.7 million during 2005 and $3.4 million during 2006. The periodic amount of such gains depends primarily upon conditions in the market for previously-owned equipment and on the quantity of retired equipment sold.
    We usually pre-arrange the retirement sales value when we accept delivery of a new tractor. Fluctuations in the market value of our leased equipment do not impact the pre-arranged retirement value of tractors presently in our fleet, but softness in the market for used equipment could diminish future pre-arranged retirement values. That may require us to increase the amount of depreciation and rental expense we incur in 2007 and beyond.
We do not expect used equipment market prices to alter our current depreciation or rental expense related to trailers, but changes in the trailer market values could impact the amount of gains on sale of trailers in future periods.
During 2006 and 2005, respectively, we incurred approximately $1.0 million and $1.2 million in expenses and professional fees associated with our efforts to comply with the internal control provisions of the Sarbanes-Oxley Act of 2002. Professional fees (legal, audit and Sarbanes-Oxley) include approximately $2.1 million for fees associated with the investigation commissioned by the Audit Committee of the Board of Directors, which was concluded during the second quarter of 2006. Other reductions in professional fees that were unrelated to the investigation served to mitigate the expense of the investigation.

    Operating Income:  Income from operations decreased by $18.1 million during 2006 and increased by $13.3 million during 2005, each as compared to the immediately preceding year.
    Interest and Other:  The sale of a life insurance investment in 2005 for $6.1 million resulted in a gain of $3.8 million during 2005. We sold the remainder of that same life insurance investment in 2006 for $7.1 million, with a corresponding gain of $5.1 million. The decline in interest expense and the increase in interest income between 2004 and 2005 were primarily related to the receipt and investment of the cash from the sale of the life insurance investment, which was used to pay down our debt to zero and provided surplus cash, which was invested as permitted by our credit agreement.
    Equity in earnings of limited partnership for 2005 and 2006 was from our 20% equity interest in W&B Refrigeration Services, LLP. We account for that investment by the equity method of accounting.
    Pre-Tax and Net Income:  For 2006, we earned pre-tax income from continuing operations of $17.7 million as compared to $33.7 million for 2005 and of $16.3 million for 2004. During 2006, 2005 and 2004, we incurred income tax expense of $6.5 million, $12.9 million and $6.3 million, respectively. For 2006 and 2004, we reported income from discontinued operations of $23 thousand and $810 thousand, respectively, as compared to a loss from discontinued operations of $283 thousand for 2005.  During 2006, 2005, and 2004 we reported net income of $11.2 million, $20.4 million and $10.8 million, respectively.
    Our marginal tax rate for federal and state taxes has been about 37% since 2003, but our effective income tax rate (provision for income taxes as a percent of pre-tax income) was 36.6%, 38.8% and 37.1% for 2006, 2005 and 2004, respectively.   This rate is impacted by the presence of non-taxable income and non-tax deductible costs in our pre-tax income.  Non-taxable income reduces the effective tax rate and non-deductible costs increase the effective rate.
    During 2006 and 2005, we had non-taxable gains from the sale of a life insurance policy of nearly $5.1 million and $3.8 million, respectively, but the downward impact of those gains on our effective tax rate was more than offset by the upward impact of non-deductible expenses.  The largest of our non-deductible expenses are associated with travel expenses and per-diem travel allowances for our employee-drivers.
Since 2004, our effective income tax rate (provision for income taxes divided by pre-tax income) has not varied significantly from statutory rates for federal income taxes, which has remained at 35% since 2004 and through 2006.  Differences between pre-tax income for financial reporting purposes and taxable income for income tax purposes can impact the effective tax rate.  Income that is not taxable (such as the 2005 and 2006 gains from the sale of a life insurance investment) reduces taxable income as compared to pre-tax income and results in a lower effective tax rate.  Conversely, financial-reporting expenses that are not tax deductible increase taxable income as compared to pre-tax income and results in a higher effective tax rate.  For 2004 through 2006, the effect of such non-taxable income and non-deductible expense largely offset one another, resulting in effective tax rates that were between 37% and 39%, including provision for state income taxes.
    During 2005, we implemented a 'per-diem' expense reimbursement plan for our employee-drivers.  Under such a plan, when drivers are away from home overnight while performing their duties, they need not collect and retain receipts for their meals and incidental expenses.  Rather, we classify a portion of their pay as a 'per-diem' expense reimbursement.  Per-diem payments are not subject to payroll withholding taxes nor are they subject to the payroll taxes we incur on the wages we pay, such as FICA and unemployment tax.  Under IRS regulations, however, we are allowed to deduct only 25% of our per-diem expenses on our corporate tax return.  The inclusion of this expense for financial reporting purposes vs. the exclusion for income tax purposes increases our effective tax rate.
    We do not expect to have future non-taxable income of the magnitude that we saw in 2005 and 2006, but we do expect to have substantial per-diem payments to our employee-drivers beyond 2006.  For 2006, the impact of both the life insurance gain and the per-diem expenses on our effective rate were both about 9%, in opposite directions.  The level of the impact depends on the monetary amount of the non-taxable expense or income relative to the amount of pre-tax income for financial reporting purposes.  With no expected non-taxable income in an amount sufficient to offset expenses that are not tax deductible, we expect our effective tax rate for 2007 and beyond to significantly exceed the statutory federal rate.
    Discontinued Operations:  During 2005, we sold the principal operating assets of our former non-freight business to the management of that business. In connection with that transaction, we provided financial assistance to the buyers and we retained 20% ownership in the buyer's entity. We sold our remaining 20% interest in 2006. Accounting principles generally accepted in the United States required that we continue to consolidate the financial statements of the buyer until that point when we sold our entire equity interest. The business we sold is a distributor of after-market vehicle air conditioning parts and supplies. During 2006, this business had $9.7 million (2.0%) of our consolidated revenue.  Income from discontinued operations for 2006 was $23 thousand.

LIQUIDITY AND CAPITAL RESOURCES
        Debt and Working Capital: Cash from our freight revenue is typically collected between 30 and 50 days after the service has been provided. We continually seek to accelerate our collection of accounts receivable to enhance our liquidity and minimize our debt. Our freight business is highly dependent on the use of fuel, labor, operating supplies and equipment provided by owner-operators. We are typically obligated to pay for these resources within seven to fifteen days after we use them, so our payment cycle is a significantly shorter interval compared to our collection cycle. This disparity between cash payments to our suppliers and cash receipts from our customers can create the need for borrowed funds to finance our working capital, especially during the peak time of our fiscal year.
    Our primary needs for capital resources are to finance working capital, expenditures for property and equipment and, from time to time, acquisitions. Working capital investment typically increases during periods of sales expansion when higher levels of receivables occur.
    As of December 31, 2006, we had a $50 million secured line of credit pursuant to a revolving credit agreement with two commercial banks, which will expire in 2010. Borrowings under the agreement are secured by our accounts receivable. In addition, we have the option to provide the banks with liens on a portion of our truck and trailer fleets to cover borrowings and letters of credit in excess of the amount that can be borrowed against accounts receivable.
We may elect to borrow at a daily interest rate based on the bank’s prime rate or for specified periods of time at fixed interest rates which are based on the London Interbank Offered Rate in effect at the time of a fixed rate borrowing. Interest is paid monthly. At December 31, 2006, $4.9 million was borrowed against this facility and $5.1 million was being used as collateral for letters of credit. Accordingly, at December 31, 2006, approximately $40.0 million was available under the agreement.
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
    The credit agreement contains several restrictive covenants, including:
-
The ratio of our annual earnings before interest, taxes, depreciation, amortization, rental and any non-cash expenses from stock option activity ("EBITDAR") to the amount of our annual fixed charges may not be less than 1.25:1.0. Fixed charges generally include interest payments, rental expense, taxes paid and any portion of long-term debt presently due but not paid.

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
-
Our tangible net worth ("TNW") must remain an amount greater than $80 million plus 50% of the positive amounts of our quarterly net income for each fiscal quarter which ends after June 30, 2006. TNW is generally defined as our net shareholders' equity, minus intangible and certain other assets plus 100% of any cash we receive from the issuance of equity securities.

-	We may not enter into a merger or acquire another entity without the prior consent of our banks.
-	The annual amount of our net expenditures for property and equipment may not be more than $50 million after taking into account the amounts we receive from the sale of such assets.
   As of December 31, 2006, we were in compliance with all of our restrictive covenants and we project that our compliance will remain intact during 2007.
    Cash Flows:  During 2006, 2005 and 2004 cash provided by operating activities was $21.0 million, $30.0 million and $41.6 million, respectively. The decline in operating cash flows between 2004 and 2005 was primarily due to higher accounts receivable and lower accounts payable, which were offset by an improvement in net income and other components of cash flows from operating activities. As compared to 2004, factors contributing to the decline in operating cash flows included 2006's lower operating income, lower liability for accounts payable, lower accrued payroll liability and lower income tax payable, offset by the collection of receivables related to the hurricane disaster-related revenue from 2005 and other components of cash flows from operating activities.
During 2006, the estimated taxes we remitted to the Internal Revenue Service were approximately $5.8 million over the amount we expect to owe when we actually file our 2006 federal income tax return. We filed the appropriate documents with the IRS and received the overpayment during the first quarter of 2007.
As of December 31, 2006, our working capital (current assets minus current liabilities) was $41.4 million, as compared to $33.0 million as of December 31, 2005. Accounts receivable decreased by $18.3 million (26.9%) between December 31, 2005 and 2006, due to a decrease in revenue between the quarters ended on those dates. Other current assets increased by $10.4 million, caused partially by an overpayment of $5.8 million in estimated income taxes and an increase of $2.4 million in amounts due to us from equipment sales.  Current liabilities decreased by $20.2 million, including a $5.1 million drop in accounts payable, a $3.4 million drop in accrued claims, a $4.2 million drop in accrued payroll due to the first quarter payment of bonuses for 2005 and the $3.6 million drop in debt of variable interest entity caused by the termination of related-party leases.
Regarding cash flows from investing activities, expenditures for property and equipment totaled $39.7 million in 2006, $42.0 million in 2005 and $40.5 million during 2004. Cash proceeds from the sale of retired equipment were $14.5 million, $15.5 million and $10.2 million during 2006, 2005 and 2004, respectively. In addition, we financed, through operating leases, the addition of revenue equipment valued at approximately $62 million in 2006, $26 million in 2005 and $36 million during 2004.
    During 2004, much of our cash flow from operating activities was used to pay down our debt, from $14 million to $2 million. That resulted in 2004's net cash used in financing activities to be $10.9 million, as compared to $1.8 million in 2005.  Proceeds from the issuance of common stock or re-issuance of treasury stock (both in connection with the exercise of stock options) also served to reduce net cash used in financing activities during 2006. We expended $10.7 million for repurchases of our common stock during 2006, as compared to $3.9 million during 2005 and $1.1 million during 2004.  Our Board of Directors has authorized us to buy back our shares.  As of December 31, 2006, the number of shares that remained under the board’s authorization was 1.1 million.  The credit agreement with our banks permits us to buy back shares each quarter in an amount not to exceed the previous quarter’s net income minus any cash dividends paid during the same quarter.  So long as we believe that our shares are attractively priced, we intend to continue to repurchase our shares, subject to the aforementioned restrictions.

    Obligations and Commitments:  The table below sets forth information as to the amounts of our obligations and commitments as well as the year in which they will become due (in millions):

Payments Due by Year	Total	2007	2008	2009	2010	2011	After 2011
Long-term debt and letters of credit	$10.0	$--	$--	$--	$10.0	$--	$--
Purchase obligations	17.9	17.9	--	--	--	--	--
Operating leases for
Rentals	94.3	28.7	25.3	19.0	9.5	5.8	6.0
Residual guarantees	3.9	.4	.9	1.1	1.5	--	--
Accounts payable	23.2	23.2	--	--	--	--	--
Accrued payroll	5.6	5.6	--	--	--	--	--
	154.9	$75.8	$26.2	$20.1	$21.0	$5.8	$6.0
Deferred compensation
Phantom stock (1)	1.4
Rabbi trust (2)	1.5
	$157.8

(1)
Represents the current value of approximately 170 thousand restricted phantom stock units awarded pursuant to the company's Executive Bonus and Phantom Stock Plan and a Supplemental Executive Retirement Plan. An officer may elect to cash out any number of the phantom stock units between December 1 and December 15 of any year selected by the officer with the payout amount with respect to each phantom stock unit being generally equal to the greater of (i) the actual price of the company's common stock on December 31 of the year of an officer's election to cash out the unit, or (ii) the average of the 12 month-end values of such stock during the year in which an officer elects to cash out. Accordingly, we are unable to anticipate the year this currently unfunded obligation will be paid in cash or the amount of cash ultimately payable.

(2)
Represents the obligations of a "grantor" (or "rabbi") trust established in connection with our 401(k) Wrap Plan to hold company assets to satisfy obligations under the wrap plan. The trust obligations include approximately 127 thousand shares of the company's common stock that will be cashed out either upon the eligibility of the obligations to be transferred to our 401(k) Savings Plan or upon the retirement of individual wrap plan participants. Accordingly, we are unable to anticipate the year this amount will be paid in cash or the amount of cash ultimately payable.

    As of December 31, 2006, we had contracts to purchase tractors totaling $17.9 million during 2007. We expect to lease many of the tractors when they are placed into service.
    We lease equipment and real estate. Rentals are due under non-cancelable operating leases for facilities, tractors and trailers. Our minimum lease payments and residual guarantees do not exceed 90% of the leased asset's cost, the lease terms are for fewer years than 75% of the leased asset's economic life, the leases do not convey ownership to us at the end of the term of the lease and the leases do not contain bargain purchase arrangements. Accordingly, the leases are accounted for as operating leases and rentals are recorded as rent expense over the term of the leases.
    Facility and trailer leases do not contain guaranteed residual values in favor of the lessors. Most of the tractors we have leased since 2002 are leased pursuant to agreements under which we have partially guaranteed the assets end-of-lease-term residual value. Tractor leases entered into after 2002 have either 42- or 48-month terms. The portions of the residuals we have guaranteed vary from lessor to lessor. Gross residuals are about 40% of the leased asset's historical cost, of which we have guaranteed the first 25% to 30%. The lessors remain at risk for up to 13% of the remainder of such leased asset's historical cost. Because our lease payments and residual guarantees do not exceed 90% of the tractor's cost, the leases are accounted for as operating leases and payments are recorded as rent expense over the term of the leases.
    Offsetting our lease residual guarantees, when our tractors were originally leased, the tractor manufacturer conditionally agreed to repurchase the tractors at the end of the term of the lease. Factors which may limit our ability to recover the amount of the residual guaranty from the manufacturer include specifications as to the physical condition of each retired tractor, their mechanical performance, each vehicle’s accumulated mileage, and whether or not we order replacement and additional vehicles from the same manufacturer. The price to be paid by the manufacturer is generally equal to the full amount of the lessor's residual. In addition to residual values, our tractor leases contain fair value purchase options. Our agreement with the tractor manufacturer enables, but does not require, us to sell the tractors back to the manufacturer at a future date, should we own them at such time, at a predetermined price. In order to avoid the administrative efforts necessary to return leased tractors to the lessor, we typically purchase such tractors from the lessor by paying the residual value and then sell the tractors to the manufacturer. There is no gain or loss on these transactions because the residual value we pay to the lessor is generally equal to the manufacturer's purchase price.
    At December 31, 2006, the amount of our obligations to lessors for residual guarantees did not exceed the amount we expect to recover from the manufacturer.
     While it depends upon the availability of qualified drivers and the level of customer demand for our services, we do not currently plan to add tractors to our company-operated fleet during 2007. In addition, approximately 140 of our oldest company-operated tractors are expected to be replaced during 2007. These expenditures will be financed with internally generated funds, borrowings under available credit agreements and leasing. We expect these sources of capital to be sufficient to finance our operations.
    Off-Balance Sheet Arrangements:  Our liquidity is not materially affected by off-balance sheet arrangements. Like many other trucking companies, we often utilize non-cancelable operating leases to finance a portion of our revenue equipment acquisitions. As of December 31, 2006, we leased 1,016 tractors and 2,182 trailers under operating leases with varying termination dates ranging from January 2007 to December 2013. Vehicles held under operating leases are not carried on our balance sheet, and lease payments for such vehicles are reflected in our income statements in the line item "Revenue equipment rent expense". Our rental expense related to operating leases involving vehicles during 2006, 2005 and 2004 was $30.6 million, $29.3 million and $30.2 million, respectively.
New Accounting Pronouncements:  In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for income taxes by prescribing a minimum threshold that a tax position is required to meet before being recognized in the financial statements. FIN No. 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting for interim periods, disclosure and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. We will adopt this Interpretation in the first quarter of calendar year 2007. We are currently evaluating the requirements of FIN No. 48 on our consolidated financial statements.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Early adoption is allowed, provided that the reporting entity has not yet issued financial statements (including interim financial statements) for the fiscal year in which SFAS No. 157 is adopted. We are currently evaluating the requirements of the standard and have not yet determined the impact on our consolidated financial statements.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk.
    As of December 31, 2006, we held no market-risk-sensitive instruments for trading purposes.
    For purposes other than trading, we held the following market risk sensitive instruments as of December 31, 2006:

Description	Discussion
Rabbi Trust investment in 127 thousand shares of our stock, $1.1 million
Our consolidated financial statements include the assets and liabilities of a Rabbi Trust established to hold the investments of participants in our 401(k) Wrap Plan. Among such investments at December 31, 2006 were 127 thousand shares of our common stock. To the extent that the trust assets are invested in our stock, our future compensation expense and income will be impacted by fluctuations in the market price of our stock.

Cash surrender value of life insurance policies, $1.9 million
The cash surrender value of our life insurance policies is a function of the amounts we pay to the insurance companies, the insurance charges taken by the insurance companies and the investment returns earned by or losses incurred by the insurance company. Changes in any of these factors will impact the cash surrender value of our life insurance policies. Insurance charges and investment performance have a direct effect on the value of our life insurance assets and on our net income.

    We had no other material market-risk-sensitive instruments (for trading or non-trading purposes) that would involve significant relevant market risks, such as equity price risk. Accordingly, the potential loss in our future earnings resulting from changes in such market rates or prices is not significant.

ITEM 8.  Financial Statements and Supplementary Data.
    The following documents are filed as part of this Annual Report on Form 10-K:

Financial statement schedules are omitted because the information required is included in the consolidated financial statements and the notes thereto.
******************************************************************************************************

(a) Financial Statements
Consolidated Balance Sheets Frozen Food Express Industries, Inc. and Subsidiaries As of December 31, (in thousands)
Assets	2006	2005
Current assets
Cash and cash equivalents	$9,589	$10,957
Accounts receivable, net	49,895	68,216
Tires on equipment in use	4,953	4,899
Deferred income taxes	1,822	4,354
Other current assets	19,927	9,532
Total current assets	86,186	97,958

Property and equipment, net	97,808	92,110
Other assets	7,768	10,887
	$191,762	$200,955

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$23,206	$28,292
Accrued claims	11,084	14,455
Accrued payroll	8,478	12,723
Income taxes payable	--	2,932
Accrued liabilities	2,005	2,947
Debt of variable interest entity	--	3,622
Total current liabilities	44,773	64,971

Long-term debt	4,900	--
Deferred income taxes	9,752	7,318
Accrued claims	9,806	9,536
	69,231	81,825

Shareholders' equity
Par value of common stock (18,572 and 18,137 shares issued)	27,858	27,206
Capital in excess of par value	6,910	6,081
Retained earnings	98,257	89,040
	133,025	122,327
Less - Unvested restricted stock (90 and 6 shares issued)	865	62
Treasury stock (1,170 and 331 shares), at cost	9,629	3,135
Total shareholders' equity	122,531	119,130
	$191,762	$200,955

See accompanying notes to consolidated financial statements.
****************************************************

Consolidated Statements of Income Frozen Food Express Industries, Inc. and Subsidiaries Years ended December 31, (in thousands, except per share amounts)
	2006	2005	2004
Freight revenue	$483,721	$514,017	$464,689
Costs and expenses
Salaries, wages and related expenses	130,554	133,545	123,298
Purchased transportation	114,777	125,147	125,860
Fuel	87,757	81,151	60,124
Supplies and expenses	58,758	62,568	56,361
Revenue equipment rent	30,551	29,338	30,231
Depreciation	20,606	21,857	20,719
Communications and utilities	4,291	4,285	4,016
Claims and insurance	18,279	19,910	18,056
Operating taxes and licenses	4,513	4,692	4,544
Gain on disposition of equipment	(3,379)	(4,740)	(2,184)
Miscellaneous expense	5,455	6,599	7,297
	472,162	484,352	448,322
Income from continuing operations	11,559	29,665	16,367
Interest and other expense (income)
Interest expense	405	278	486
Interest income	(566)	(329)	(56)
Equity in earnings of limited partnership	(1,115)	(686)	(357)
Life insurance and other	(4,836)	(3,254)	12
	(6,112)	(3,991)	85
Pre-tax income from continuing operations	17,671	33,656	16,282
Income tax provision	6,468	12,936	6,338
Net income from continuing operations	11,203	20,720	9,944
Income (loss) from discontinued operations, net of tax	23	(283)	810

Net income	$11,226	$20,437	$10,754
Net income from continuing operations per share of common stock
Basic	$.63	$1.16	$.58
Diluted	$.61	$1.11	$.55
Income (loss) from discontinued operations per share of common stock
Basic	$--	$(.01)	$.04
Diluted	$--	$(.02)	$.04
Net income per share of common stock
Basic	$.63	$1.15	$.62
Diluted	$.61	$1.09	$.59

See accompanying notes to consolidated financial statements.
***************************************************

Consolidated Statements of Cash Flows Frozen Food Express Industries, Inc. and Subsidiaries Years ended December 31, (in thousands)
	2006	2005	2004
Cash flows from operating activities
Net income	$11,226	$20,437	$10,754
Non-cash items involved in net income
Depreciation and amortization	25,702	26,979	25,786
Provision for losses on accounts receivable	(679)	1,367	2,078
Deferred income tax	4,552	(2,114)	4,857
Gain on sale of life insurance contract	(5,120)	(3,764)	--
Gain on sale of property, plant and equipment	(3,556)	(4,740)	(2,184)
Deferred compensation	215	(277)	454
Non-cash investment income	69	(495)	(99)
Income tax benefit of stock options exercised	--	928	857
Change in assets and liabilities, net of divestiture
Accounts receivable	17,950	(11,629)	(4,938)
Tires on equipment in use	(4,514)	(3,794)	(4,884)
Other current assets	(12,109)	115	72
Accounts payable	(1,799)	(4,179)	6,072
Accrued claims and liabilities	(2,731)	4,400	(2,349)
Income tax payable	(3,466)	2,932	--
Accrued payroll and other	(4,740)	3,824	5,135
Net cash provided by operating activities	21,000	29,990	41,611

Cash flows from investing activities
Expenditures for property, plant and equipment	(39,667)	(41,974)	(40,465)
Proceeds from sale of property, plant and equipment	14,462	15,470	10,151
Collection on note receivable	1,000	--	--
Proceeds from divestiture	668	--	--
Net life insurance proceeds	7,507	6,178	1,300
Net cash used in investing activities	(16,030)	(20,326)	(29,014)

Cash flows from financing activities
Borrowings	51,600	22,100	43,000
Payments against borrowings	(46,700)	(24,100)	(55,000)
Borrowings of variable interest entities	--	499	1,671
Debt repaid by variable interest entities	(3,622)	(852)	(1,449)
Dividends	(984)	--	--
Income tax benefit of stock options exercised	1,203	--	--
Proceeds from capital stock transactions	2,859	4,436	2,062
Purchases of treasury stock	(10,694)	(3,932)	(1,135)
Net cash used in financing activities	(6,338)	(1,849)	(10,851)

Net (decrease) increase in cash and cash equivalents	(1,368)	7,815	1,746
Cash and cash equivalents at beginning of year	10,957	3,142	1,396
Cash and cash equivalents at end of year	$9,589	$10,957	$3,142

See accompanying notes to consolidated financial statements.
****************************************************

Consolidated Statements of Shareholders' Equity Frozen Food Express Industries, Inc. and Subsidiaries Three Years ended December 31, 2006 (in thousands)
	Common Stock		Capital In	Retained	Unvested Restricted Stock		Treasury Stock
	Shares Issued	Par Value	Excess of Par	Earnings	Shares	Cost	Shares	Cost	Total
December 31, 2003	17,281	$25,921	$1,097	$57,849	--	$--	195	$813	$84,054
Net income	--	--	--	10,754	--	--	--		10,754
Treasury stock reacquired	--	--	--	--	--	--	167	1,243	(1,243)
Retirement plans	--	--	37	--	--	--	(102)	(525)	562
Exercise of stock options	372	559	527	--	--	--	(130)	(976)	2,062
Tax benefit of stock options	--	--	857	--	--	--		--	857
December 31, 2004	17,653	26,480	2,518	68,603	--	--	130	555	97,046
Net income			--	20,437	--	--	--	--	20,437
Treasury stock reacquired	--	--	--	--	--	--	369	3,797	(3,797)
Retirement plans	25	38	433	--	--	--	(3)	135	336
Exercise of stock options	453	679	2,149	--	--	--	(165)	(1,352)	4,180
Restricted stock	6	9	53	--	6	62	--	--	--
Tax benefit of stock options	--	--	928	--	--	--	--	--	928
December 31, 2005	18,137	27,206	6,081	89,040	6	62	331	3,135	119,130
Cumulative effect of adjustments resulting from the adoption of SAB No. 108	--	--	--	(1,025)	--	--	--	--	(1,025)
Adjusted balance at January 1, 2006	18,137	27,206	6,081	88,015	6	62	331	3,135	118,105
Net income	--	--	--	11,226	--	--	--	--	11,226
Treasury stock reacquired	--	--	--	--	--	--	1,316	10,840	(10,840)
Retirement plans	29	43	401	--	--	--	(39)	(263)	707
Exercise of stock options	386	579	(989)	--	--	--	(364)	(3,415)	3,005
Restricted stock	20	30	214	--	84	803	(74)	(668)	109
Dividends	--	--	--	(984)	--	--	--	--	(984)
Tax benefit of stock options	--	--	1,203	--	--	--	--	--	1,203
December 31, 2006	18,572	$27,858	$6,910	$98,257	90	$865	1,170	$9,629	$122,531

See accompanying notes to consolidated financial statements.
***************************************************
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
    Principles of Consolidation -These consolidated financial statements include Frozen Food Express Industries, Inc., a Texas corporation and our subsidiary companies, all of which are wholly-owned. We are primarily engaged in motor carrier transportation of perishable commodities, providing full-truckload and less-than-truckload service throughout North America. We operate solely in the over-the-road transportation industry, and thus have only one reportable operating segment, even though underlying service levels have been, and will be, developed and marketed to various customer needs. All significant intercompany balances and transactions have been eliminated in consolidation.
    These consolidated financial statements include certain amounts of two former variable interest entities (“VIEs”) that we did not own, but which we were required by accounting principles generally accepted in the United States (“GAAP”) to consolidate. AirPro Mobile Air, LLC (“AMA”) is a distributor of after-market parts and supplies for motor vehicle air conditioning systems. During 2004 and early 2005, the business of AMA was conducted by our wholly-owned subsidiary, AirPro Holdings, Inc. (“AHI”). Because of our 100% ownership, AHI was consolidated into our financial statements for 2004. During 2005, we sold the primary operating assets (excluding real estate) of AHI to AMA. Among the consideration we received from AMA in exchange for the assets were cash, a 20% equity interest in AMA and a note payable to us from AMA. The 80% interest in AMA was purchased by two individuals whom we employed at AHI when we owned the business. Because we retained a substantial interest in AMA, GAAP required us to continue to include AMA in our consolidated financial statements.
    In December of 2006, we sold our remaining interest in AMA to the two majority shareholders, retaining a note receivable of $250 thousand. Our 20% interest was sold at carrying value. We also sold the real estate AMA previously leased from us for $2.15 million, generating a gain of approximately $200 thousand. As of December 31, 2006, this entity is no longer consolidated because it is no longer a VIE in which we are considered the primary beneficiary and the operating results have been classified as discontinued operations in the accompanying Consolidated Statements of Income for the years ended December 31, 2006, 2005, and 2004.
    Revenue from discontinued operations for 2006, 2005 and 2004 was $9.7 million, $10.1 million and $9.7 million, respectively.  During 2006, income from our discontinued operations was $23 thousand, as compared to a loss of $283 thousand during 2005 and income of $810 thousand during 2004.
    The second formerly consolidated variable interest entity that we do not own but which had been consolidated into these financial statements until September 30, 2006, is a family partnership from which we leased 68 tractors until the end of September, 2006. The family partnership was under the control of our Chairman and Chief Executive Officer. Our Senior Vice President and Chief Operating Officer also owns an interest in the family partnership. Effective September 30, 2006, we terminated the leases with the family partnership and, thereafter, this entity will no longer be included in our consolidated financial statements because it is no longer a VIE in which we are considered the primary beneficiary. For additional detail on this transaction, please refer to Note 7.

     Accounting Estimates -The preparation of financial statements requires estimates and assumptions that affect the value of assets, liabilities, revenue and expenses. Estimates and assumptions also influence the disclosure of contingent assets and liabilities. Actual outcomes may vary from our estimates and assumptions.
    Revenue and Expense Recognition - Freight revenue and associated direct operating expenses are recognized on the date the freight is picked up from the shipper in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue No. 91-9 “ Revenue and Expense Recognition for Freight Services in Progress” (“EITF No. 91-9”).
    One of the preferable methods outlined in EITF No 91-9 provides for the allocation of revenue between reporting periods based on relative transit time in each reporting period with expense recognized as incurred. Changing to this method would not have a material impact on our quarterly or annual financial statements.
    We are the sole obligor with respect to the performance of our freight services and we assume all of the related credit risk. Accordingly, our freight revenue and our related direct expenses are recognized on a gross basis. Payments we make to independent contractors and others for the use of their trucks in transporting freight are typically calculated based on the gross revenue generated or the miles traveled by their trucks. Such payments to independent contractors are recorded as purchased transportation expense.
    Revenue from equipment rental is recognized ratably over the term of the associated rental agreements.
Stock-Based Compensation - On January 1, 2006, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method, and as a result, did not retroactively adjust results from prior periods.  Under this transition method, stock-based compensation must be recognized for: (i) any expense related to the remaining unvested portion of all stock-based awards granted prior to January 1, 2006, based on the grant date fair value, determined in accordance with the original provisions of SFAS 123; and (ii) any expense related to all stock option awards granted on or subsequent to January 1, 2006, based on the fair value determined in accordance with the provisions of SFAS 123R.  Because we had no material expenses that were required to be recognized upon the adoption of SFAS 123R, the adoption of SFAS 123R did not impact our financial statements for 2006 with regard to share-based payments issued to employees prior to January 1, 2006.
Pursuant to our Employee Stock Option Plan (the "Employee Plan"), we issued non-qualified stock options to substantially all of our employees (except officers) in 1997, 1998 and 1999. All grants issued under the Employee Plan were at the market value of our common stock on the date of the grant.  Employee Plan stock options became 100% vested seven years after the date of grant. As of December 31, 2006, there were 323 thousand options outstanding under the Employee Plan, all of which were vested and exercisable. Because our officers did not participate in the Employee Plan, no shareholder approval of the Employee Plan was required. As of December 31, 2006, the weighted average exercise price of options outstanding under the Employee Plan was $8.87. On that date, the closing market price of our stock was $8.60. The Employee Plan terminated during 2001. No additional grants are permitted under the Employee Plan.
Our shareholders approved the Frozen Food Express Industries, Inc. 2005 Stock Incentive Plan (the "2005 Plan") at their annual meeting on May 5, 2005. The 2005 Plan amended and restated the Frozen Food Express Industries, Inc. 2002 Incentive and Nonstatutory Option Plan (the "2002 Plan"). The 2005 Plan authorizes the award of shares of Restricted Stock, stock appreciation rights, stock units and performance shares, in addition to stock options.  Awards under the 2005 Plan may be made to key persons, including officers and directors who may be employees, and non-employee consultants or advisors. No individual may be granted options under the 2005 Plan in any single year if the total number of options granted to such an individual exceeds 100 thousand shares.
During 2005 and 2006 respectively, we granted 6 thousand and 107 thousand shares of restricted stock to officers and employees and we granted no stock options under the 2005 Plan. Of the restricted stock granted, 13 thousand of those shares were forfeited during 2006, and 10 thousand of those shares became fully vested during 2006. Restricted stock awards vest ratably over a three-year period following the grant date. The expense associated with restricted stock awards during 2006 was approximately $200 thousand, none of which was capitalized.
 During 2005, options for 639 thousand shares of our common stock were granted to officers and key employees under the 2005 Plan. Stock options were granted at the market price on the date of grant during 2005 and vested immediately upon grant.  Stock options expire ten years from the date of grant.  We issue new shares of common stock or reissue treasury shares upon exercise of stock options.
We use the Black-Scholes valuation model to determine the fair value of stock options issued to employees.  As permitted by SFAS 123, prior to January 1, 2006, no compensation expense was recorded for such issuances. If any options are issued to employees on or after January 1, 2006, the resulting compensation expense will be recognized over the appropriate service period, which is generally equal to the vesting period. For options granted in 2005, vesting was immediate upon grant. Because the vesting period for such options did not extend into 2006, no expense from options granted during 2005 was recorded in 2006. No stock options were issued during 2006, and accordingly, no expense associated with stock options has been recorded in our consolidated condensed financial statements.

The table below presents net income and basic and diluted net income per share for 2004 and 2005, had we applied the fair value recognition provisions of SFAS 123:
Pro Forma Impact on Net Income (in millions)	2005	2004
As reported	$20.4	$10.8
Impact of SFAS No. 123, net of tax	(1.9)	(0.7)
	$18.5	$10.1

Pro Forma Impact on Basic Net Income Per Share	2005	2004
As reported	$1.15	$0.62
Impact of SFAS No. 123, net of tax	(0.11)	(0.03)
	$1.04	$0.59

Pro Forma Impact on Diluted Net Income Per Share	2005	2004
As reported	$1.09	$0.59
Impact of SFAS No. 123, net of tax	(0.10)	(0.03)
	$0.99	$0.56

In calculating the amounts in the preceding tables, the weighted average fair value at the grant date for stock options issued during 2005 was $4.88 per option.  We utilized and will continue to utilize, the Black-Scholes valuation model to determine the fair value of stock options granted, if any are granted in the future.  The fair value of stock options at date of grant was estimated using the following weighted average assumptions.

	2005	2004
Risk-free interest rate	4.29%	3.61%
Dividend yield	--	--
Volatility factor	42.1%	44.5%
Expected term (years)	4.0	4.0

The expected term of the options represented the estimated period of time between the grant and exercise dates. It was based on our previous experience regarding similar options, giving consideration to the contractual terms, vesting schedules and our expectations of future employee behavior regarding the exercise and forfeiture of stock options.  Expected stock price volatility was based solely on historical price volatility of our common stock over a period commensurate with the expected term of the underlying stock options. The risk-free interest rate was based on the U.S. Treasury yield curve at the time of grant for Treasury issues with a maturity corresponding to the remaining term of the options. No cash dividends had been paid from 1999 through the dates the grants were awarded.
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
    Accounts Receivable -We extend trade credit to our customers who are primarily located in the United States. Accounts receivable from customers are stated net of estimated allowances for doubtful accounts of $2.0 million and $3.4 million as of December 31, 2006 and 2005, respectively. We generally write off receivables that become aged more than 15 months from the date we recognized the revenue.
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
    Adoption of SAB 108 - In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (SAB 108). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.
The Company adopted SAB 108 in the fourth quarter of 2006. The transition provisions of SAB 108 permit the Company to adjust for the cumulative effect in retained earnings for immaterial errors relating to prior periods. In accordance with SAB 108, the Company reduced retained earnings as of January 1, 2006 by $1.0 million to correct our deferred and current tax liability accounts for misstatements that occurred in prior years. Specifically, these accounts were understated for errors related to our deferred tax liability record-keeping that originated in years 2002 through 2005 and incorrect preparation of certain prior year tax returns.
Prior Period Amounts- Certain prior period amounts have been reclassified to conform with the current year presentation.

2. Accounts Receivable
    Accounts receivable are shown net of our estimate of accounts that will not be paid by our customers. A summary of the activity for each of the years in the three-year period ended December 31, 2006 in our allowance for such doubtful accounts receivable from customers is as follows (in millions):

	2006	2005	2004
Balance at January 1	$3.4	$3.0	$3.2
Current year provision	(0.7)	1.4	2.1
Accounts charged off and other	(0.7)	(1.0)	(2.3)
Balance at December 31	$2.0	$3.4	$3.0

    We generally base the amount of our reserve upon the age (in months) of our receivables from a specific customer. When we determine that it is probable that we will not be paid for an outstanding invoice, we charge the invoice against our allowance for doubtful accounts. In 2006, we initiated extended efforts to collect old receivables, dropping our over-90-day receivables from $3.7 million at the end of 2005 to $2.1 million at the end of 2006. As a result of that decline in the over-90 day category, we reduced our allowance for doubtful accounts receivable in 2006.

3. Other Current Assets
   Other current assets consist primarily of prepayments of items such as taxes and licenses, insurance and prepaid rent.  It also includes inventories and miscellaneous amounts owed to us that are not related to our freight revenue.  For 2006, prepaid taxes included an overpayment of the federal income taxes we expected to owe that exceeded our current expectation by about $5.8 million. During March of 2007, we applied for and received a refund of the entire estimated overpayment. A summary of other current assets as of December 31, 2006 and 2005 is as follows (in millions):

	2006	2005
Due from equipment sales	$2.7	$.3
Prepaid taxes	8.3	1.2
Prepaid insurance	1.5	1.5
Prepaid rent	1.7	1.8
Other	5.7	4.7
	$19.9	$9.5

4. Property and Equipment
    Property and equipment are shown at historical cost and consist of the following as of December 31, 2006 and 2005 (in millions):

	2006	2005	Estimated Useful Life (Years)
Land	$4.2	$4.9	--
Buildings and improvements	19.4	17.2	5 - 30
Revenue equipment	112.3	107.9	2 - 10
Service equipment	18.1	14.7	2 - 20
Construction in progress	--	1.3	--
Computer, software and related equipment	25.2	23.9	3 - 12
	179.2	169.9
Less accumulated depreciation	81.4	77.8
	$97.8	$92.1

We calculate our depreciation expense using the straight-line method. Repairs and maintenance are charged to expense as incurred.

5. Debt
    As of December 31, 2006, we had a $50 million secured line of credit pursuant to a revolving credit agreement with two commercial banks. We may elect to borrow at a daily interest rate based on one of the bank's prime rate or for specified periods of time at fixed interest rates, which are based on the London Interbank Offered Rate in effect at the time of a fixed rate borrowing.  Interest is paid monthly. At December 31, 2006, $4.9 million was borrowed against this facility, and $5.1 million was being used as collateral for letters of credit. Accordingly, approximately $40.0 million was available to us under the agreement.
    Borrowings under this agreement are secured by our accounts receivable. We have the option to provide the banks with liens on a portion of our truck and trailer fleets to secure borrowings and letters of credit in excess of the amount that can be borrowed against accounts receivable. The agreement contains a pricing "grid" where increased levels of profitability and cash flows or reduced levels of indebtedness can reduce the rates of interest expense we incur. Beginning in October 2006, the agreement permits, with certain limits, payments of cash dividends, repurchases of our stock and increased levels of our capital expenditures. The amount we may borrow under the facility may not exceed the lesser of $50 million, as adjusted for letters of credit and other debt (as defined in the agreement), a borrowing base or a multiple of a measure of cash flow as described in the agreement. The agreement expires in June 2010, at which time loans and letters of credit will become due. As of December 31, 2006, we were in compliance with the terms of the agreement.
    Total interest payments under the credit line during 2006, 2005 and 2004 were $155 thousand, $113 thousand and $373 thousand, respectively. The weighted average interest rate we incurred on our debt during 2006 and 2005 was 7.3% and 5.2%, respectively.
    Debt of variable interest entity was classified as a current liability as of December 31, 2005 and represented loans by a bank to a family partnership controlled by our chief executive officer (see Notes 1 and 7).  The loans were secured by the assets that we leased from the partnership. Those leases were terminated in September 2006 and the related-party debt was paid.
    Interest paid by the variable interest entity to the bank was $183 thousand, $227 thousand and $159 thousand during 2006, 2005 and 2004, respectively.  As of December 31, 2005, the weighted average interest rate on debt of the variable interest entity was 6.7%.

6. Income Taxes
    Our income tax provision consists of the following for each of the years in the three-year period ended December 31, 2006 (in thousands):

Current provision	2006	2005	2004
Federal	$1,681	$13,987	$1,630
State	235	1,063	95
Deferred provision (benefit)
Federal	4,225	(1,500)	4,322
State	327	(614)	291
Total provision	$6,468	$12,936	$6,338

    State income tax is presented net of the related federal tax benefit.  The IRS requires corporations to pay their income taxes ratably over the year the taxes were incurred, based on projections.  The difference between the actual tax and those estimates is settled after the end of the tax year.  During 2005, we paid federal and state income taxes of $9.9 million. During 2006, we paid $5.5 million for the taxes we estimated we incurred through December 31, 2006. Due to assumptions we made earlier in the year in estimating our total tax expense for 2006 that did not in fact occur, we also paid $5.8 million for taxes that we did not incur prior to December 31, 2006. Accordingly, during 2007, we applied for and received a refund of the $5.8 million overpayment. We paid no federal income tax during 2004.
As of December 31, 2006 and 2005, our deferred tax assets and liabilities consisted of the following (in thousands):

Deferred tax assets	2006	2005
Accrued claims	$7,696	$8,843
Allowance for bad debts	915	1,404
Deferred compensation	995	1,511
Other	897	914
	10,503	12,672
Deferred tax liabilities
Prepaid expense	(1,296)	(1,339)
Property and equipment	(17,137)	(14,297)
	(18,433)	(15,636)
	$(7,930)	$(2,964)

During the preparation of our 2006 year-end financial statements, we discovered certain errors in our balance sheet tax accounts that related to previous years. Effective January 1, 2006, we applied the provisions of Staff Accounting Bulletin No. 108 (“SAB 108”), which permits the adjustment of retained earnings for the cumulative effect of immaterial errors. In accordance with SAB 108, the Company reduced retained earnings as of January 1, 2006 by $1.0 million for adjustments to deferred and current liabilities that resulted from clerical errors related to deferred tax liability record-keeping, and incorrect preparation of certain prior year tax returns. Specifically, these accounts were understated for errors related to our deferred tax liability record-keeping that originated in years 2002 through 2005 and incorrect preparation of certain prior year tax returns. The resulting adjustments do not affect previously reported cash flows from operating activities and the impact on prior years’ financial position, results of operations and shareholders’ equity was immaterial.
Realization of our deferred tax assets depends on our ability to generate sufficient taxable income in the future. We anticipate that we will be able to realize our deferred tax assets in future years.
    Differences between our income tax provision as computed at the statutory federal rate and as presented on our Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2006 were as follows (in thousands):

	2006	2005	2004
Income tax provision at statutory federal rate	$6,193	$11,680	$5,982
Non-taxable life insurance income	(1,781)	(1,230)	(282)
Non-deductible driver per-diem payments	1,767	1,993	184
State income taxes and other	289	493	454
	$6,468	$12,936	$6,338

7.  Related Party Transactions
Effective September 30, 2006, upon the recommendation of our Audit Committee and Board of Directors, we terminated all tractor and trailer lease arrangements with entities affiliated with our Chief Executive Officer, Stoney M. Stubbs, Jr., our current (since May 2006) Chief Operating Officer, S. Russell Stubbs and members of their immediate family (collectively referred to herein as the “Stubbs Lessors”).
The lease arrangements had been in place between us, the Stubbs Lessors and our former (until May 2006) Chief Operating Officer for several years. Throughout each of the years ended December 31, 2004 and 2005, the assets that were the subject of the lease agreements involved 118 trailers which were leased on a month-to-month basis and 111 tractors that were leased for longer terms subject to written lease agreements. The related-party leases were phased out between May and September, 2006. Of the 118 trailers, we leased 36 from our former Chief Operating Officer and 82 from various Stubbs Lessors.
We leased 38 tractors from the former Chief Operating Officer and 73 from the Stubbs Lessors, consisting of 68 leased from a family partnership and 5 from Stoney M. Stubbs, Jr. Our current COO beneficially owns 42.1% of the family partnership and is the son of our CEO. The remaining 57.9% of the family partnership is beneficially owned by other family members, including 2.6% beneficially owned by Stoney M. Stubbs, Jr., who serves as managing general partner.
 The leases for eight of our former Chief Operating Officer's 38 tractors expired during June of 2006.  Pursuant to the lease agreements, those tractors were returned to him. All of the trailers that we rented from our former Chief Operating Officer were cancelled during June 2006. We purchased the trailers from him at their fair market value, and subsequently sold them for no significant loss or gain on the sales.
Effective September 30, 2006, we purchased the 73 tractors from the Stubbs Lessors at their fair market value ("FMV") as determined by an independent third party and approved by our Audit Committee and Board of Directors.  The price we paid for all 73 tractors was approximately $3.5 million, which included $270 thousand paid to Stoney M. Stubbs, Jr. for his 5 tractors.
Because the tractor lease agreements were, by their terms, not cancelable, we also paid the Stubbs Lessors early termination fees totaling $275 thousand. The Audit Committee determined such fees to be (i) reasonable relative to termination fees that would likely be assessed under similar leases with unrelated parties; (ii) more favorable to us than allowing the leases to continue until their normal termination dates; and (iii) more favorable to us than terminating the leases and replacing the tractors.
The verbal lease agreements for the 82 trailers were also terminated effective September 30, 2006. We purchased those trailers for their fair market value and subsequently sold 42 of them for no significant loss or gain on the sales. We expect to use the remaining 40 trailers in our operations.
Until the effective date of the lease terminations (September 30, 2006), the family partnership had been treated as a variable interest entity (see Note 1) which we included in our consolidated financial statements. Based on the termination of the leases, neither the assets nor the liabilities of the family partnership are included in the consolidated balance sheet as of December 31, 2006. Accordingly, our consolidated financial statements reflect the expenses (for depreciation and interest) associated with the 68 tractors between January 1, 2004 and September 30, 2006.
Because the family partnership is the only related-party lessor included in our consolidated financial statements, we accounted for all of the other related-party leases as operating lease agreements. Accordingly, our consolidated financial statements reflect as equipment rental expense the rentals we paid for all the tractors and trailers (other than the 68 tractors) we leased from related parties.
Prior to September 30, 2006, our consolidated financial statements reflect the assets, liabilities, cash flows, depreciation and interest expenses of the family partnership.  The net book value of the 68 tractors and the debt that the family partnership owed to a bank for loans collateralized by the tractors were reflected in our consolidated financial statements for all periods prior to September 30, 2006. The amount of the debt was equal to the net book value of the tractors. When we paid the family partnership for the purchase of the tractors, the funds were used by the family partnership to pay off the debt owed to the bank. The FMV of the tractors that we paid to the family partnership exceeded the family partnership’s net book value by approximately $175 thousand.
Because the $175 thousand and the $275 thousand were ultimately paid by a unit of our financially consolidated entity (including the family partnership) for the benefit of the family partnership’s equity holders, the total $450 thousand that we paid for cancellation fees and excess of FMV over net book value was accounted for as a dividend in our consolidated financial statements.
The following discussion of the amounts we paid to the related parties for rentals under the leasing arrangements during years ended December 31, 2004, 2005 and 2006 includes all 111 tractors and 118 trailers through the 2006 dates on which cancellations became effective.
We paid the related-party lessors premiums over the tractor rentals we pay to unaffiliated lessors. During 2004, 2005 and 2006, the average per-tractor monthly rent we paid to related-parties was about 10% higher than for unrelated parties. For 2006, 2005 and 2004, respectively, the total paid for such related-party tractor leases was $1.2 million, $1.9 million and $1.8 million, which included premiums between $160 thousand and $190 thousand for 2004 and 2005. Such premiums amounted to approximately $100 thousand for 2006.
The 118 trailers were rented on a month-to-month basis.  The annual rentals we paid for the 118 trailers were approximately $490 thousand during the years ended December 31, 2004 and 2005. Such trailer rentals were approximately $250 thousand during 2006. During each of 2004 and 2005, the amount we paid to the related-party lessors was about $225 thousand more than the trailers' annual fair rental value. For 2006, such excess rentals were about $120 thousand. Related-party tractor leases were documented by formal lease contracts between us and the lessors, but there was no written agreement between us and our related parties for the trailer leases.  Because of the absence of such a trailer rental agreement, the leases did not qualify as long term leases.  In Texas, long term leases are exempted from rental tax, but short term rentals are subject to such taxes.  The State of Texas determined that the related-party lessors had failed to pay such rental tax and assessed the related-party lessors for such taxes in the amount of approximately $200 thousand, a negotiated settlement for all such taxes due through March 31, 2006.
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
Because there was no formal rental contract, we were not legally obligated to reimburse the related-party lessors for the taxes that the State of Texas assessed against them.  As previously reported, the Audit Committee of our Board of Directors commenced an investigation into certain billing and other operational matters during February 2006.  The investigation was completed during May 2006.  When the investigation began, the related-party lessors had requested reimbursement for their rental tax liability, but the Audit Committee had not yet acted, pending investigation results.  Transactions with related parties require the approval in advance by the Audit Committee in all cases and the full Board of Directors in certain cases.  In June 2006, the Audit Committee approved the related-party lessors’ requests for reimbursement of the assessment. They further approved payment of rental taxes of about $3 thousand per month on trailers rented during the third quarter of 2006, as well as for subsequent trailer rentals until such time as the related-party trailer lease cancellations were finalized, which occurred as of September 30, 2006.
During 2004, we exchanged 118 eight-year old non-refrigerated trailers that we had owned in return for 59 eight-year old refrigerated trailers that were owned by the CEO and the COO.  No such exchanges occurred in 2005 or 2006.  Before the 2004 exchange, we rented the 59 trailers for $692 per month per trailer. After the exchange, we rented the 118 trailers for $346 per month per trailer. Based on conditions in the used trucking equipment marketplace at the time the exchange occurred, we estimate that the fair value of the 118 trailers we conveyed to the officers was $400 thousand, and we estimate that the fair value of the 59 trailers we received was approximately $350 thousand.
A member of our finance staff devotes a significant portion of his time rendering tax and other professional services for the personal benefit of our CEO and former COO. We have determined that about $40 thousand of the finance staff member’s salary was related to the provision of such services during each of the years ended December 31, 2004, 2005 and 2006.
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
During 2003, we amended the split-dollar agreements. The amendments (i) transferred ownership of the policies to the CEO and former COO, (ii) transferred the obligation to pay premiums to the CEO and former COO and (iii) provided us with assurance that our right to be repaid for the premiums that we had paid before the date of the amendment would be retained. No payments were made between us, the CEO or the COO directly in connection with the amendment. The expected discounted present value of such premiums to be repaid to the company is included in other non-current assets on our consolidated balance sheets.
During each of the years ended December 31, 2004, 2005 and 2006, most of the trailers and trailer refrigeration units we purchased for use in our operations were purchased from W&B Refrigeration, LLP ("W&B"), an entity in which we own a 20% equity interest. We account for our investment using the equity method of accounting.
As of December 31, 2004, 2005 and 2006, our equity investment in W&B, which is included in "Other Assets" on our consolidated balance sheets, was $1.5 million, $2.0 million and $2.1 million, respectively.  We also have a loan outstanding from W&B, the unpaid balance of which was $3.1 million as of December 31, 2004 and 2005. During 2006, W&B made an unscheduled payment of $1 million against the note, which is due in annual installments beginning in 2007. The note is also included in “Other Assets” in our consolidated balance sheet, and the balance as of December 31, 2006 was $2.1 million.
All of our trailer purchase orders are awarded after a competitive bidding process, to ensure that we are getting the best possible product quality, price, warranty and terms. We also rely on W&B to provide routine maintenance and warranty repair of the trailers and refrigeration units which we purchase from W&B. For the years ended December 31, 2006, 2005 and 2004, we purchased trailers and refrigeration units aggregating $3.1 million, $7.3 million and $5.3 million, respectively. During the years ended December 31, 2006, 2005 and 2004, respectively, W&B invoiced us $2.9 million, $1.8 million and $1.6 million for maintenance and repair services, accessories and parts.  As of December 31, 2006 and 2005, respectively, included in accounts payable were amounts owed to W&B of $0.3 million and $1.3 million for the purchase of trailers, parts and repair services.

8. Commitments and Contingencies
    We lease real estate and equipment. The aggregate future minimum rentals under non-cancelable operating leases at December 31, 2006 were (in millions):

Year Due	2007	2008	2009	2010	2011	After 2011	Total Due
Amount Due	$28.7	$25.3	$19.0	$9.5	$5.8	$6.0	$94.3

    Rentals are due under non-cancelable operating leases for facilities, tractors and trailers. Facility leases, trailer leases and most of our tractor leases do not contain guaranteed residual values in favor of the lessors.  Some of our tractor leases provide that we have partially guaranteed the assets’ end-of-term residual value. Tractor leases generally have either 42 or 48-month terms, and trailer leases generally have 84-month terms. Because the total of the present value of the minimum lease payments we are required to make plus the present value of the partial residual guarantees do not exceed 90% of the asset’s historical cost, the leases are accounted for as operating leases and rentals are recorded as rent expense over the term of the leases.
    As of December 31, 2006, we had partially guaranteed the residual value of certain leased tractors totaling $3.9 million pursuant to leases with remaining lease terms that range from five months to three years. Our estimates of the fair market values of such tractors exceed the guaranteed values. Consequently, no provision has been made for any losses related to such guarantees. Although such guarantees are fully recoverable by us from the manufacturer of the tractors, we have not considered such future recoverability in our evaluation of the market value of the tractors for which we have guaranteed residuals to the lessors involved. Factors which may limit our ability to recover the amount of the residual guaranty from the manufacturer include specifications as to the physical condition of each tractor, its mechanical performance, accumulated mileage and whether or not we order replacement and additional vehicles from the same manufacturer.
    At December 31, 2006, we had commitments of approximately $17.9 million for the expected purchase of tractors and trailers. We will determine whether to lease or own the revenue equipment when it is placed into service.
    We maintain insurance programs and accrue for expected losses in amounts designed to cover liability resulting from personal injury, property damage, cargo and work-related injury claims.
    Our current and non-current accrued claims consist of our estimated future costs related to public liability, employee health insurance, cargo and employee work-related injury claims. As of December 31, 2006, the aggregate amount of reserves for such claims on our Consolidated Balance Sheet was nearly $21.0 million.
    When an incident that could result in such a claim occurs, we record a reserve for the estimated outcome. As additional information becomes available, adjustments are often made. Accrued claims liabilities include all such reserves and our estimate for incidents which have been incurred but not reported. It is probable that any estimate accrued will change over time. At December 31, 2006, we had established $5.1 million of irrevocable letters of credit pursuant to certain insurance agreements.
    On January 4, 2006, the Owner Operator Independent Drivers Association, Inc. and three independent contractors with trucks formerly contracted to one of our operating subsidiaries filed a putative class action complaint against the subsidiary in the United States District Court for the Northern District of Texas. The complaint alleges that parts of the subsidiary's independent contractor agreements violate the federal Truth-in-Leasing regulations at 49 CFR Part 376. The complaint seeks to certify a class comprised of all independent contractors of motor vehicle equipment who have been party to a federally-regulated lease with the subsidiary during the time period beginning four years before the complaint was filed and continuing to the present, and seeks injunctive relief, an unspecified amount of damages, and legal costs. The subsidiary's response to the complaint was filed during March of 2006. Due to the early stage of this litigation, the Company does not believe it is in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case or what damages, if any, the plaintiffs would be awarded should they prevail on all or any part of their claims. However, we believe that the subsidiary has meritorious defenses, which it intends to assert vigorously.

9. Non-Cash Financing and Investing Activities
    During 2006, 2005 and 2004, we funded contributions to a Supplemental Executive Retirement Plan (“SERP”) and our 401(k) Savings Plan by transferring approximately 68 thousand, 28 thousand and 102 thousand shares, respectively, of treasury stock to the Plan trustees. We recorded expense for the fair market value of the shares, which at the time of the contributions, was $707 thousand for 2006, $336 thousand for 2005 and $562 thousand for 2004.
     During 2006, 2005 and 2004, respectively, 17,221, 12,444 and 8,710 shares of common stock, which had been issued and outstanding to their owners for more than one year were exchanged  as consideration for the exercise of stock options, as permitted by our stock option plans. The value of the shares exchanged was $146 thousand during 2006, $142 thousand during 2005, and $108 thousand during 2004.
During 2005 and 2006, respectively, we issued 6 thousand and 107 thousand shares of restricted stock with fair market value of $62 thousand and $1.1 million. No shares were vested at the end of 2005. Of the 107 thousand shares issued during 2006, 13 thousand were forfeited before they could be vested. Of the remaining 100 thousand shares granted during 2005 and 2006, 10 thousand with a market value of $108 thousand became vested during 2006. The compensation expense associated with the vesting of restricted stock is accounted for as deferred compensation expense ratably over the three-year vesting period of each grant. Such non-cash expense associated with restricted stock grants was approximately $200 thousand during 2006.
As of December 31, 2006 and 2005, respectively, other current assets included $2.7 million and $347 thousand due to us from the sale of equipment we sold during those years. As of December 31, 2006 and 2005, respectively, accounts payable included $334 thousand and $1.8 million related to capital expenditures we made during those years.
    During 2001, we sold W&B Refrigeration Service Company, the largest component of our non-freight business. We continue to own a 19.9% share of the business. We account for our investment in the buyer by the equity method. The amount of that investment, which is included in other assets on our balance sheet, was $2.1 million and $2.0 million at December 31, 2006 and 2005, respectively. During 2006, 2005 and 2004, our equity in the earnings of the buyer was $1.1 million, $686 thousand, and $357 thousand, respectively. These amounts are included in interest and other expense (income) in our statements of income. Cash distributions to us from the buyer's earnings were $1.0 million for 2006, $191 thousand for 2005 and $258 thousand during 2004.

10. Shareholders' Equity
    Since before 2003 there have been authorized 40 million shares of our $1.50 par value common stock.
    During 2005, we implemented the 2005 Non-Employee Director Restricted Stock Plan (the “2005 Director Plan”). The 2005 Director Plan authorizes the award of up to 50 thousand shares of restricted stock to non-employee members of our Board of Directors. During 2005 and 2006 respectively, we issued approximately 6 thousand and 9 thousand shares of restricted common stock to non-employee members of our Board of Directors. For 2005 and 2006, respectively, the shares had a market value of $62 thousand and $68 thousand on the date they were issued. Restricted share awards vest ratably over a three-year term beginning on the date of issuance.
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
    As of December 31, 2006, we also had outstanding unexercised stock options under various plans that have expired and no longer allow for the issuance of stock options.
    The following tables summarize information regarding stock options for each of the years in the three-year period ended December 31, 2006 (in thousands, except price and periodic amounts):

	2006	2005	2004
Options outstanding at beginning of year	2,988	3,030	3,038
Cancelled	(139)	(62)	(78)
Granted	--	638	572
Exercised	(751)	(618)	(502)
Options outstanding at end of year	2,098	2,988	3,030
Exercisable options	2,091	2,322	2,342
Year-end weighted average remaining life of options (years)	5.4	6.3	6.0
Options available for future grants	102	74	702
Expense from director stock options	$--	$--	$40
Weighted average price of options:
Cancelled during year	$10.50	$8.07	$8.24
Granted during year	$--	$10.61	$6.62
Exercised during year	$4.00	$6.80	$4.07
Outstanding at end of year	$6.26	$5.89	$5.12
Exercisable at end of year	$6.28	$4.58	$4.58

    The range of prices and certain other information about our stock options as of December 31, 2006 is presented in the following table:

	Options Priced Between
For all options	$1.50- $5.00	$5.01- $8.00	$8.01- $12.00	Total
Number of options outstanding (in thousands)	862	461	775	2,098
Weighted average remaining contractual life (years)	4.7	5.2	6.3	5.4
Weighted average exercise price	$2.50	$6.70	$10.17	$6.26
For exercisable options only
Number of options outstanding (in thousands)	855	461	775	2,091
Weighted average exercise price	$2.51	$6.70	$10.17	$6.28

    We sponsor a Supplemental Executive Retirement Plan ("SERP") for the benefit of certain "highly compensated" personnel (as determined in accordance with the Employee Retirement Income Security Act of 1974). The SERP's investment income, assets and liabilities, which are contained in a rabbi trust, are included in our consolidated financial statements. As of December 31, 2006, there were 127 thousand shares remaining in the trust. Consistent with the FASB's Emerging Issues Task Force (“EITF”) issue 97-14, the shares of our common stock held in a rabbi trust are accounted for as treasury stock until SERP participants elect to liquidate the stock. During 2006, SERP participants liquidated 68 thousand shares from the rabbi trust.
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

11. Savings Plan
    We sponsor defined contribution retirement plans for our employees. Our contributions to the plans are determined by reference to voluntary contributions made by each of our employees. Additional contributions are made at the discretion of the Board of Directors. During each of the years in the three-year period ended December 31, 2006, we have made our contributions with shares of our treasury stock. During 2006, 2005 and 2004, respectively, we contributed 68 thousand, 28 thousand, and 102 thousand shares of our treasury stock valued at $707 thousand, $336 thousand, and $562 thousand to the plans.

12. Income per Share of Common Stock
    Our basic income per share from continuing operations, from discontinued operations and our net income per share were computed by dividing such income by the weighted average number of shares of common stock outstanding during each year. All diluted income per share amounts were computed by dividing such income by the average number of diluted shares outstanding during each year.  The table below sets forth information regarding weighted average basic and diluted shares for each of the years in the three-year period ended December 31, 2006 (in thousands):

Weighted average number of	2006	2005	2004
Basic shares	17,853	17,802	17,219
Common stock equivalents (“CSEs”)	664	937	905
Diluted shares	18,517	18,739	18,124
Anti-dilutive shares excluded	593	18	467

    All CSEs result from stock options. For each year, we excluded anti-dilutive shares from our calculation of CSEs because their exercise prices exceeded the market price of our stock, which would have caused further anti-dilution.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Frozen Food Express Industries, Inc.:

We have audited the accompanying consolidated balance sheets of Frozen Food Express Industries Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frozen Food Express Industries, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the Consolidated Financial Statements, effective January 1, 2006, the Company adopted 1) Statement of Financial Accounting Standard 123 (revised 2004), Share Based Payment, and 2) the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Frozen Food Express Industries Inc.’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2007, expressed an unqualified opinion on management’s assessment of, and adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Dallas, Texas

March 15, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Frozen Food Express Industries, Inc.:

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (included in Item 9A(b)), that Frozen Food Express Industries, Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2006, because of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment as of December 31, 2006:
The Company lacked adequate policies and procedures to ensure the completeness and accuracy of the reserve for cargo claims. Specifically, the Company lacked (a) adequate policies and procedures to ensure the timely reporting of asserted cargo claims by personnel responsible for the daily management of those claims, and (b) adequate management supervision and review of the reserve for cargo claims. This deficiency resulted in material errors in the reserve for cargo claims and related expenses in the 2006 annual consolidated financial statements.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Frozen Food Express Industries, Inc. (and subsidiaries) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 15, 2007 expressed an unqualified opinion on those consolidated financial statements.
In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by Committee of Sponsoring Organizations of the Treadway Commission.

/s/KPMG LLP

Dallas, Texas
March 15, 2007

Unaudited Quarterly Financial Data
        Information regarding our quarterly financial performance is as follows (in thousands, except per-share amounts):

2006	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$483.7	$123.6	$123.6	$124.1	$112.4
Income (loss) from continuing operations	11.6	3.5	3.4	5.4	(.7)
Net income	11.2	1.9	2.1	2.9	4.3
Net income per share of common stock
Basic	$.63	$.11	$.12	$.16	$.25
Diluted	$.61	$.10	$.11	$.16	$.24
2005	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$514.0	$115.9	$123.2	$135.1	$139.8
Income from continuing operations	29.7	5.6	6.1	8.6	9.4
Net income	20.4	3.3	5.8	5.0	6.3
Net income per share of common stock
Basic	$1.15	$.19	$.33	$.28	$.36
Diluted	$1.09	$.18	$.31	$.26	$.34

Certain prior period amounts have been reclassified to conform with current period presentation.

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

ITEM 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A.  Controls and Procedures.
(a) Disclosure Controls and Procedures:  As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and the operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2006, because of the material weakness discussed below.
(b) Management's Report on Internal Control over Financial Reporting:  Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control - Integrated Framework .
As a result of this assessment, management identified the following material weakness, as defined by the Public Company Accounting Oversight Board's Auditing Standard No. 2, as of December 31, 2006:

The Company lacked adequate policies and procedures to ensure the completeness and accuracy of the reserve for cargo claims. Specifically, the Company lacked (a) adequate policies and procedures to ensure the timely reporting of asserted cargo claims by personnel responsible for the daily management of those claims, and (b) adequate management supervision and review of the reserve for cargo claims. This deficiency resulted in material errors in the reserve for cargo claims and related expenses in the 2006 annual consolidated financial statements.

As a result of the material weakness in internal control over financial reporting described in the preceding paragraph, management has concluded that as of December 31, 2006, the Company's internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
    KPMG LLP, the independent registered public accounting firm that audited the Company's 2006 consolidated financial statements, has issued an audit report on management's assessment of internal control over financial reporting, which appears in Item 8 of this Annual Report on Form 10-K.
     (c) Changes in Internal Control over Financial Reporting: There were no changes in the Company's internal control over financial reporting during the quarter ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
     (d) Remediation Efforts: In the first quarter of 2007, the Company began developing and implementing improved controls to remediate the conditions described in Item 9A(b) above.
The Company plans to improve its policies on the timely recording of events that may lead to the eventual assertion of claims for loss of and damage to customer freight in order to assure the proper matching and recording of such claims in the period in which the revenue associated with the loss was recognized. Management has plans to implement more robust supervision and review procedures over the reserve for cargo claims and associated changes in the reserves at the end of each quarterly period. Additionally, the Company will evaluate and improve the controls surrounding its reporting for incurred but not yet reported claims.

ITEM 9B.  Other Information.
On March 15, 2007, our Board of Directors approved the amended and restated Bylaws.
The Bylaws were amended and restated to (i) incorporate into the body of the Bylaws all of the cumulative amendments that had been previously made to the Bylaws since they were first adopted during 1971, and (ii) to alter the Bylaws to allow for the issuance of uncertificated shares of our common stock.
Our common stock trades on the Nasdaq Global Stock Market, which has issued a requirement requiring its listed companies to allow for such uncertificated shares no later than January 1, 2008.  The amendments to allow for the issuance and transfer of uncertificated shares are contained at Article VIII, Sections 1 and 3.
The foregoing summary of the amended and restated Bylaws is qualified in its entirety by reference to the full text of the amended and restated Bylaws filed as Exhibit 3.2 of this annual report.

PART III
ITEM 10.  Directors and Executive Officers and Corporate Governance.
    In accordance with General Instruction G to Form 10-K, the information required by Item 10 is incorporated herein by reference from the portion of our Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2007.

ITEM 11.  Executive Compensation.
    In accordance with General Instruction G to Form 10-K, the information required by Item 11 is incorporated herein by reference from the portion of our Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2007.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
In accordance with General Instruction G to Form 10-K, the information required by Item 12 is incorporated herein by reference from the portion of our Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2007.

ITEM 13. Certain Relationships and Related Transactions and Director Independence.
    In accordance with General Instruction G to Form 10-K, the information required by Item 13 is incorporated herein by reference from the portions of our Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2007.

ITEM 14.  Principal Accountant Fees and Services.
Audit and Non-Audit Fees
    In accordance with General Instruction G to Form 10-K, the information required by Item 14 is incorporated herein by reference from the portion of our Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2007.

PART IV
ITEM 15.  Exhibits and Financial Statement Schedules.
(a) Financial Statements, Financial Statement Schedules and Exhibits:
(1) Financial Statements
    -The financial statements included in Item 8 above are filed as part of this annual report.
(2) Financial Statement Schedules
    -Financial statement schedules have been omitted either because they are not applicable or because the required information is included in our consolidated financial statements or the notes thereto.
(3) Exhibits
    -The response to this portion of Item 15 is submitted as a separate section of this report on Form 10-K ("Exhibit Index").

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.
FROZEN FOOD EXPRESS INDUSTRIES, INC.

Date: March 15, 2007	/s/	Stoney M. Stubbs, Jr.
Stoney M. Stubbs, Jr., Chairman of the Board of Directors and President (Principal Executive Officer)

Date: March 15, 2007	/s/	Thomas G. Yetter
Thomas G. Yetter Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
FROZEN FOOD EXPRESS INDUSTRIES, INC.

Date: March 15, 2007	/s/	Stoney M. Stubbs, Jr.
Stoney M. Stubbs, Jr., Chairman of the Board of Directors and President (Principal Executive Officer)

Date: March 15, 2007	/s/	Thomas G. Yetter
Thomas G. Yetter Senior Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Date: March 15, 2007	/s/	Stoney Russell Stubbs
Stoney Russell Stubbs Senior Vice President, Chief Operating Officer and Director

Date: March 15, 2007	/s/	Jerry T. Armstrong
Jerry T. Armstrong, Director

Date: March 15, 2007	/s/	W. Mike Baggett
W. Mike Baggett, Director

Date: March 15, 2007	/s/	Brian R. Blackmarr
Brian R. Blackmarr, Director

Date: March 15, 2007	/s/	Leroy Hallman
Leroy Hallman, Director

Date: March 15, 2007	/s/	T. Michael O'Connor
T. Michael O'Connor, Director

INDEX OF EXHIBITS

3.1
Articles of Incorporation of the Registrant and all amendments to date (filed as Exhibit 3.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December, 31, 1993 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant, as amended (filed herewith).
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

10.1(a)*
First Amendment to Frozen Food Express Industries, Inc. 1995 Non-Employee Director Stock Plan (filed as Exhibit 10.1 (a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.1 (b)*
Second Amendment to Frozen Food Express Industries, Inc. 1995 Non-Employee Director Stock Plan (filed as Exhibit 10.1 (b) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.1 (c)*
Form of Stock Option Agreement for use in connection with the Frozen Food Express Industries, Inc. Non-Employee Director Stock Plan (filed as Exhibit 10.1 (d) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.2
Amended and Restated Credit Agreement among Comerica Bank, as Administrative Agent for itself and other Bank LaSalle bank National Association, as Collateral Agent and Syndication Agent for itself and other Banks, and FFE Transportation Services, Inc., as borrower, and certain of its affiliates as of October 12, 2006 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 16, 2006 and incorporated herein by reference).

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

10.3 (b)*
Amendment No. 2 to Frozen Food Express Industries, Inc. 1992 Incentive and Stock Option Plan (filed as Exhibit 4.5 to Registrant's Registration Statement #333-38133 and incorporated herein by reference).

10.3 (c)*
Amendment No. 3 to Frozen Food Express Industries, Inc. 1992 Incentive and Non-statutory Stock Option Plan (filed as Exhibit 4.6 to Registrant's Registration Statement #333-87913 and incorporated herein by reference).

10.3 (d)*
Form of Stock Option Agreement for use in connection with the Frozen Food Express Industries, Inc. 1992 Incentive and Stock Option Plan (filed as Exhibit 10.3 (d) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

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

10.6 (b)*
Second Amendment to the Frozen Food Express Industries, Inc. 401(k) Savings Plan (filed as Exhibit 10.6 (b) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.6 (c)*
Third Amendment to the Frozen Food Express Industries, Inc. 401(k) Savings Plan (filed as Exhibit 10.6 (c) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.6 (d)*
Fourth Amendment to the Frozen Food Express Industries, Inc. 401(k) Savings Plan (filed as Exhibit 10.6 (d) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.6 (e)*
Fifth Amendment to the Frozen Food Express Industries, Inc. 401(k) Savings Plan (filed as Exhibit 10.6 (e) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.6 (f)*
Sixth Amendment to the Frozen Food Express Industries, Inc. 401(k) Savings Plan (filed as Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2005 and incorporated herein by reference).

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
10.8 (a)*
Amendment No. 1 to FFE Transportation Services, Inc. 401(k) Wrap Plan (filed as exhibit 10.8 (a) to Registrant's annual report on Form 10-K for the fiscal year ended December 31, 2003 and incorporated herein by reference).

10.8 (b)*
Amendment No. 2 to the FFE Transportation Services, Inc. 401(k) Wrap Plan (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed December 23, 2005 and incorporated herein by reference).

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

10.10 (a)*
First Amendment to Frozen Food Express Industries, Inc. 2002 Incentive and Non-Statutory Stock Option Plan (filed as exhibit 4.2 to Registrant's Registration statement #333-106696 and incorporated herein by reference).

10.10 (b)*
Form of Stock Option Agreement used in connection with the Frozen Food Express Industries, Inc. 2002 Incentive and Non-Statutory Stock Option Plan (filed as Exhibit 10.10 (b) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.11*
Split Dollar Agreement between Registrant and Stoney Russell Stubbs, as Trustee of the Stubbs Irrevocable 1995 Trust (filed as Exhibit 10.11 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.11 (a)*
First Amendment to Split Dollar Agreement between Registrant and Stoney Russell Stubbs, as Trustee of the Stubbs Irrevocable 1995 Trust (filed as Exhibit 10.11 (a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.12*
Split Dollar Agreement between Registrant and Weldon Alva Robertson, as Trustee of the Stubbs Irrevocable 1995 Trust (filed as Exhibit 10.12 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.12 (a)*
First Amendment to Split Dollar Agreement between Registrant and Weldon Alva Robertson, as Trustee of the Stubbs Irrevocable 1995 Trust (filed as Exhibit 10.12 (a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.13*
Frozen Food Express Industries, Inc. 2005 Non-Employee Director Restricted Stock Plan (filed as Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2005 and incorporated herein by reference).

10.13 (a)*
Form of Restricted Stock Agreement for use with Frozen Food Express Industries, Inc. Non-Employee Director Restricted Stock Plan (filed as Exhibit 10.2 (a) to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2005 and incorporated herein by reference).

10.14*
FFE Transportation Services, Inc. 2005 Executive Bonus and Restricted Stock Plan (filed as exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2005 and incorporated herein by reference).

10.15*
Frozen Food Express Industries, Inc. 2005 Stock Incentive Plan (filed as exhibit 10.4 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2005 and incorporated herein by reference).

10.15 (a)*
Form of Incentive Stock Option Agreement for use with Frozen Food Express Industries, Inc. Stock Incentive Plan (filed as Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2005 and incorporated herein by reference).

10.16*	Form of Key Employee Supplemental Medical Plan (filed as Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated herein by reference).
10.17*	FFE Transportation Services, Inc. Management Phantom Stock Plan (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed February 22, 2006 and incorporated herein by reference).
10.18*
Summary of compensation arrangements with Stoney M. Stubbs, Jr. (filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated herein by reference.)

10.19*	Summary of compensation arrangements with Stoney Russell Stubbs (filed as Exhibit 99.2 to Registrant's Current Report on Form 8-K filed on May 18, 2006, and incorporated herein by reference).
10.20*	Summary of compensation arrangements with Thomas G. Yetter (filed as Exhibit 99.1 to Registrant's Current Report on Form 8-K filed on May 18, 2006, and incorporated herein by reference).
10.21*
Summary of compensation arrangements with Timothy L. Stubbs (filed as Exhibit 10.21 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated herein by reference.)

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
*Executive Compensation plans and arrangements required to be filed as an Exhibit to this Form 10-K