Form 10-Q
period 2007-03-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2007-05-09
CIK 39273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[MARK ONE]
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

☐Yes        ☒No

As of March 31, 2007, there were 17,401,311 shares of the registrant's common stock, par value $1.50 per share, outstanding.

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(In thousands)

Assets	March 31, 2007 (unaudited)	December 31, 2006
Current assets
Cash and cash equivalents	$12,378	$9,589
Accounts receivable, net	47,517	49,895
Tires on equipment in use	4,826	4,953
Other current assets	10,790	21,749
Total current assets	75,511	86,186

Property and equipment, net	94,807	97,808
Other assets	7,743	7,768
Total assets	$178,061	$191,762

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$21,795	$23,206
Accrued claims	9,431	11,084
Accrued payroll	6,531	8,478
Accrued liabilities	1,554	2,005
Total current liabilities	39,311	44,773

Long-term debt	--	4,900
Deferred income taxes	9,477	9,752
Accrued claims	8,554	9,806
Total liabilities	57,342	69,231

Shareholders' equity
Par value of common stock (18,572 shares issued)	27,858	27,858
Capital in excess of par value	6,858	6,910
Retained earnings	97,496	98,257
	132,212	133,025
Unvested restricted stock (113 and 90 shares issued)	(1,095)	(865)
Treasury stock (1,264 and 1,170 shares, at cost)	(10,398)	(9,629)
Total shareholders' equity	120,719	122,531
Total liabilities and shareholders’ equity	$178,061	$191,762

See accompanying notes to consolidated condensed financial statements.

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Income
For the Three Months Ended March 31,
(Unaudited and in thousands, except per-share amounts)

	2007	2006
Revenue	$106,508	$123,598
Operating expenses
Salaries, wages and related expenses	32,055	33,988
Purchased transportation	24,408	28,316
Fuel	18,956	20,818
Supplies and expenses	13,416	15,325
Revenue equipment rent	7,518	7,956
Depreciation	5,162	5,183
Communications and utilities	1,020	1,086
Claims and insurance	3,030	3,995
Operating taxes and licenses	1,169	1,301
Gain on disposition of equipment	(522)	(634)
Miscellaneous expenses	964	2,775
Total operating expenses	107,176	120,109
(Loss) income from continuing operations	(668)	3,489

Interest and other (income) expense
Interest expense	--	60
Interest income	(140)	(117)
Equity in earnings of limited partnership	(99)	(137)
Life insurance and other	27	(46)
Total interest and other (income) expense	(212)	(240)
Pre-tax (loss) income from continuing operations	(456)	3,729
Income tax (benefit) expense	(223)	1,649
Net (loss) income from continuing operations	(233)	2,080
Loss from discontinued operations, net of tax	--	(145)
Net (loss) income	$(233)	$1,935
Net (loss) income from continuing operations per share of common stock
Basic	$(0.01)	$0.12
Diluted	$(0.01)	$0.11
Loss from discontinued operations per share of common stock
Basic	$--	$(0.01)
Diluted	$--	$(0.01)
Net (loss) income per share of common stock
Basic	$(0.01)	$0.11
Diluted	$(0.01)	$0.10
Weighted average shares outstanding
Basic	17,419	17,986
Diluted	17,419	18,896
See accompanying notes to consolidated condensed financial statements.

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
For the Three Months Ended March 31,
(Unaudited and in thousands)

	2007	2006
Net cash provided by operating activities	$11,405	$6,177

Cash flows from investing activities
Expenditures for property and equipment	(5,926)	(11,425)
Proceeds from sale of property and equipment	4,130	1,556
Other	(5)	7
Net cash used in investing activities	(1,801)	(9,862)

Cash flows from financing activities
Borrowings	--	--
Payments against borrowings	(4,900)	--
Proceeds from capital stock transactions	406	995
Dividends	(528)	--
Purchases of treasury stock	(1,874)	--
Income tax benefit of stock options exercised	81	111
Other	--	(15)
Net cash (used in) provided by financing activities	(6,815)	1,091

Net increase (decrease) in cash and cash equivalents	2,789	(2,594)
Cash and cash equivalents at January 1	9,589	10,957

Cash and cash equivalents at March 31	$12,378	$8,363

See accompanying notes to consolidated condensed financial statements.

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
March 31, 2007 and 2006
(Unaudited)

1. BASIS OF PRESENTATION
These consolidated condensed financial statements include Frozen Food Express Industries, Inc., a Texas corporation, and our subsidiary companies, all of which are wholly-owned. These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (which consisted only of normal recurring entries) necessary to present fairly our financial position, cash flows and results of operations have been made. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period's presentation.
Pursuant to SEC rules and regulations, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. We believe that the disclosures contained herein, when read in conjunction with the audited financial statements and notes included in our Annual Report on Form 10-K, filed with the SEC on March 16, 2007, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes included in our most recent Annual Report on Form 10-K.

2. REVENUE AND EXPENSE RECOGNITION
Revenue and associated direct operating expenses are recognized on the date the freight is picked up from the shipper in accordance with the Financial Accounting Standards Board’s (“FASB”) Emerging Issues Task Force Issue No. 91-9 “Revenue and Expense Recognition for Freight Services In Progress” (“EITF No. 91-9”).
One of the preferable methods outlined in EITF No. 91-9 provides for the allocation of revenue between reporting periods based on relative transit time in each reporting period with expense recognized as incurred. Changing to this method would not have a material impact on our quarterly or annual financial statements.
We are the sole obligor with respect to the performance of our freight services, and we assume all of the related credit risk. Accordingly, our revenue and our related direct expenses are recognized on a gross basis. Payments we make to independent contractors for the use of their trucks in transporting freight are typically calculated based on the gross revenue generated or the miles traveled by their trucks. Such payments to independent contractors are recorded as purchased transportation expense.
Revenue from equipment rental is recognized ratably over the term of the associated rental agreements.

3. STOCK-BASED COMPENSATION
During the first three months of 2006 and 2007, respectively, we granted 42 thousand and 27 thousand shares of restricted stock to officers and key employees. Compensation expense associated with restricted stock is recognized ratably over each grant’s three-year vesting period. The expense associated with restricted stock awards during the first three months of 2006 and 2007 was $9 thousand and $137 thousand, respectively, none of which was capitalized.
We have no plans to issue stock options in the future, but if any more options are issued to employees, the resulting compensation expense will be recognized over the appropriate service period, which is generally equal to the vesting period. No stock options were issued in 2006 and 2007 and accordingly, no expense associated with stock options has been recorded in our consolidated condensed financial statements.
Stock option activity during the three-month periods ended March 31, 2007 and 2006 was as follows (in thousands, except price and periodic amounts):

	2007	2006
Options outstanding at beginning of period	2,098	2,988
Cancelled	(112)	(4)
Granted	--	--
Exercised	(75)	(181)
Options outstanding at end of period	1,911	2,803
Exercisable options	1,905	2,164
Year-end weighted average remaining life of options (years)	5.4	6.4
Weighted average price of options:
Cancelled during period	$9.25	$8.34
Granted during period	$--	$--
Exercised during period	$5.41	$5.49
Outstanding at end of period	$6.12	$5.91
Exercisable at end of period	$5.53	$4.46
Intrinsic value of options:
Exercised during the period	$218	$898
Outstanding at end of period	$5,538	$12,877
Exercisable at end of period	$5,498	$12,807

The aggregate intrinsic value of stock options represents the total pre-tax value (the difference between our closing stock price and the exercise price at the end of the quarter, multiplied by the number of in-the-money options) that would have been received by all option holders had all option holders exercised all such options on the last day of the quarter.  This amount will fluctuate over time with the fair market value of our stock, and as options are forfeited, granted, exercised or expire.
As of March 31, 2007, we had approximately 6 thousand stock options that were not yet vested and had no material remaining unrecognized stock-based compensation expense associated with these options.  Cash received from options exercised for the three-month periods ended March 31, 2006 and 2007 was $995 thousand and $406 thousand, respectively. The actual tax benefit we realized for the options exercised for the three-month periods ended March 31, 2006 and 2007, was $111 thousand and $81 thousand, respectively.
The fair value of restricted stock granted is equal to the fair market value of our common stock on the date of grant. The weighted average fair value of restricted stock granted in the first three months of fiscal 2007 was $8.09 compared to $14.12 for the same period of 2006. Restricted stock awards become 33%, 67% and 100% vested on a cumulative basis on the first, second and third anniversaries of such awards, respectively.
Restricted stock activity during the three-month periods ended March 31, 2007 and 2006 was as follows:

	2007		2006
Restricted Stock	Shares (in thousands)	Weighted- Average Grant-Date Fair Value	Shares (in thousands)	Weighted- Average Grant-Date Fair Value
Nonvested at January 1	90	$9.60	6	$9.70
Granted	27	8.09	42	14.12
Vested	(2)	13.20	--	--
Forfeited	(2)	8.63	--	--
Nonvested at March 31	113	$9.65	48	$13.53

4. RELATED PARTY TRANSACTIONS
We buy most of the trailers and trailer refrigeration units we use in our operations from W&B Service Company, L.P. ("W&B"), an entity in which we own a 20% equity interest. We account for that investment by the equity method of accounting. All of our trailer purchase orders are awarded after a competitive bidding process to ensure that we are getting the best possible product quality, price, warranty and terms. We also rely on W&B to provide routine maintenance and warranty repair of the trailers and refrigeration units. During the three-month period ended March 31, 2006, we purchased trailers and refrigeration units aggregating $3.0 million from W&B. We made no such purchases in the first quarter of 2007. During each of the three-month periods ended March 31, 2006 and 2007, respectively, we paid W&B $600 thousand and $380 thousand for maintenance and repair services and for parts and accessories.   As of March 31, 2006 and 2007, respectively, our accounts payable included amounts owed to W&B of $1.1 million and $0.3 million for the purchase of trailers, repair services and for parts and accessories.
During the three-month period ended March 31, 2006, we leased tractors from our Chief Executive Officer (“CEO”) and our former (effective May 2006) Chief Operating Officer (“COO”), or partnerships under the control of such officers.  The leases with related parties were cancelled during the third quarter of 2006. We paid the officers a premium over the tractor rentals we pay to unaffiliated lessors. During the three-month period ended March 31, 2006, total payments under these leases were $505,000, which is approximately $50,000 more than it would have been had the tractors been leased from unrelated parties.
We also rented trailers from the same officers on a month-to-month basis. The rentals we paid for the trailers leased from related parties were approximately $125,000 during the three-month period ended March 31, 2006, which was about $60,000 more than the trailers' fair rental value.
 A member of our finance staff devotes a significant portion of his time rendering tax and other professional services for the personal benefit of our CEO, our current COO and our former COO. We have determined that approximately $10,000 of the finance staff member’s salary was related to the provision of such services during each of the three-month periods ended March 31, 2006 and 2007.

5. LONG-TERM DEBT
As of March 31, 2007, we had a $50 million secured line of credit pursuant to a revolving credit agreement with two commercial banks. We may elect to borrow at a daily interest rate based on the bank’s prime rate or for specified periods of time at fixed interest rates which are based on the London Interbank Offered Rate in effect at the time of a fixed rate borrowing.
Interest is paid monthly. At March 31, 2007, no money was borrowed against this facility and $6.0 million was being used as collateral for letters of credit. Accordingly, at March 31, 2007, approximately $44.0 million was available under the agreement.
Borrowings are secured by our accounts receivable.  We have the option to provide the banks with liens on a portion of our truck and trailer fleets to secure borrowings and letters of credit in excess of the amount that can be borrowed against accounts receivable. The agreement contains a pricing “grid” where increased levels of profitability and cash flows or reduced levels of indebtedness can reduce the rates of interest expense we incur. The agreement permits, with certain limits, payments of cash dividends, repurchases of our stock and certain levels of capital expenditures. The amount we may borrow may not exceed the lesser of $50 million, as adjusted for letters of credit and other debt as defined in the agreement, a borrowing base or a multiple of a measure of cash flow as described in the agreement. Loans and letters of credit will become due upon the expiration of the agreement. As of March 31, 2007, we were in compliance with the terms of the agreement, which expires in 2010.

6. INCOME TAXES
On July 13, 2006, the FASB issued Financial Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain tax position may not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.
We adopted FIN No. 48 on January 1, 2007. Because we have identified no material uncertain tax positions as a result of the implementation of FIN No. 48, we recognized no effect from the adoption of FIN No. 48 in our financial statements. There are no unrecognized tax benefits included in the balance sheet and therefore, none to be recognized that could impact the effective tax rate.
We reflect interest and/or penalties related to income tax matters in income tax expense. We have no accrual for interest and penalties on our Consolidated Condensed Balance Sheets at December 31, 2006 or March 31, 2007, and we have recognized no expense for interest and/or penalties in our Consolidated Condensed Statements of Income for the three months ended March 31, 2007 or 2006.
We incur income tax in the United States and in various state jurisdictions. Although our federal tax return for 2004 has been audited by the IRS, our returns for 2003 and forward are presently subject to examination.

7. COMMITMENTS AND CONTINGENCIES
We have accrued for costs related to public liability, cargo, employee health insurance and work-related injury claims. When an incident occurs, we record a reserve for the incident’s estimated outcome. As additional information becomes available, adjustments are made. Accrued claims liabilities include all such reserves and our estimate for incidents which have been incurred but not reported.

8. NET (LOSS) INCOME PER SHARE OF COMMON STOCK
Basic income or loss per share was computed by dividing our net income or loss by the weighted average number of shares of common stock outstanding during the period. The table below sets forth information regarding weighted average basic and diluted shares for each of the three-month periods ended March 31, 2007 and 2006 (in thousands):

	2007	2006
Basic shares	17,419	17,986
Common stock equivalents	--	910
Diluted shares	17,419	18,896

For the three months ended March 31, 2006 and 2007, respectively, we excluded 4 thousand and 722 thousand stock options from our calculations of common stock equivalents because their exercise prices exceeded the market price of our stock, which would have been anti-dilutive. There were 423 thousand common stock equivalents that were excluded from diluted shares due to the net loss incurred during the first quarter of 2007.

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL
The following management's discussion and analysis describes the principal factors affecting our results of operations, liquidity and capital resources. This discussion should be read in conjunction with the accompanying unaudited consolidated condensed financial statements and our Annual Report on Form 10-K for the year ended December 31, 2006, which include additional information about our business, our significant accounting policies and other relevant information that underlies our financial results. Without limiting the foregoing, the “Overview” and “Critical Accounting Policies and Estimates” sections under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our last Annual Report on Form 10-K should be read in conjunction with this Quarterly Report.
Included in discontinued operations in our consolidated condensed statements of income for the three months ending March 31, 2006 are the operations of Airpro Mobile Air, LLC (“AMA”), an entity previously consolidated under FASB Interpretation No. 46 (revised) as a variable interest entity. Our investment in AMA was sold in December 2006. As of March 31, 2006, the total assets of AMA which were included in our consolidated condensed financial statements were $3.5 million, compared to no such assets as of March 31, 2007.
A family partnership from which we leased 68 tractors was also consolidated into our consolidated condensed financial statements until September 30, 2006. Effective September 30, 2006, we terminated those leases and the partnership is no longer consolidated with our company. As of March 31, 2006, the total assets and the total liabilities of the family partnership which were included in our consolidated condensed financial statements were $3.4 million each.
Our Internet address is www.ffex.net. All of our filings with the SEC are available free of charge through our website as soon as reasonably practicable after we file them with the SEC.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2007 and 2006
Revenue: Our revenue is derived from five types of transactions.  Linehaul revenue is order-based and earned by transporting cargo for our customers using tractors and trailers that we control by ownership, long-term leases or by agreements with independent contractors (sometimes referred to as “owner-operators”). Within our linehaul freight service portfolio we offer both truckload and less-than-truckload (“LTL”) services. Over 90% of our LTL linehaul shipments must be refrigerated or “temperature-controlled” to prevent damage to the cargo. We operate fleets that focus on temperature-controlled LTL shipments, temperature-controlled truckload shipments and non-refrigerated, or “dry”, truckload shipments. Our freight brokerage service provides freight transportation services to customers using third-party trucking companies.
Our dedicated fleet operation consists of tractors and trailers that haul freight for a specific customer only. Dedicated fleet revenue is asset based. Customers typically pay us weekly for trucks assigned to their service.
Income from equipment rental represents amounts we charge to independent contractors for the use of trucks which we own and lease to the owner-operator, as well as income for special-use equipment rentals. During the first quarter of 2006, we provided trailers in the aftermaths of Hurricanes Katrina and Rita. During the first three months of 2006, revenue from the rental of refrigerated trailers being used by governmental agencies in ongoing hurricane relief efforts was $1.7 million.  There was no such revenue during the comparable three months of 2007.
The rates we charge for our freight services include fuel adjustment charges. In periods when the price we incur for diesel fuel is high, we add fuel surcharges to our charges for freight services in an effort to recover the additional costs from our customers. Fuel surcharges fluctuate with the price of diesel fuel.
During 2006, the capacity of the trucking industry to haul freight expanded at the same time that customer demand for such services decreased. One result of the imbalance in supply and demand was industry-wide downward pressure on the rates companies were able to charge for their transportation services. Most participants and observers of the trucking industry do not expect the current imbalance to last beyond mid-2007.

The following table summarizes and compares the significant components of revenue for each of the three-month periods ended March 31:

Revenue from (a):	2007	2006
Temperature-controlled fleet	$34.4	$41.7
Dry-freight fleet	18.3	20.6
Total truckload linehaul services	52.7	62.3
Dedicated fleets	4.4	6.0
Total full-truckload	57.1	68.3
Less-than-truckload linehaul services	30.4	32.4
Fuel surcharges	14.7	17.0
Freight brokerage	3.1	2.9
Equipment rental	1.2	3.0
Total revenue	$106.5	$123.6
Operating expenses(a)	$107.2	$120.1
(Loss) income from operations (a)	$(0.7)	$3.5
Operating ratio (b)	100.6%	97.2%
Total full-truckload revenue	$57.1	$68.3
Less-than-truckload linehaul revenue	30.4	32.4
Total linehaul and dedicated fleet revenue	$87.5	$100.7
Weekly average trucks in service	2,160	2,301
Revenue per truck per week (c)	$3,151	$3,404

Computational notes:
(a)	In millions.
(b)	Operating expenses divided by total revenue.
(c)	Total linehaul and dedicated fleet revenue divided by number of weeks in period divided by average number of trucks in service.

The following table summarizes and compares our revenue-related data from full-truckload and LTL linehaul services for each of the three-month periods ended March 31:

Truckload	2007	2006
Total linehaul miles (a)	40.5	47.1
Loaded miles (a)	36.4	42.7
Empty mile ratio (b)	10.1%	9.3%
Linehaul revenue per total mile (c)	$1.30	$1.32
Linehaul revenue per loaded mile (d)	$1.45	$1.46
Linehaul shipments (e)	39.3	44.3
Loaded miles per shipment (f)	926	964
Less-than-truckload
Hundredweight (e)	2,053	2,100
Shipments (e)	65.6	66.6
Linehaul revenue per hundredweight (g)	$14.81	$15.43
Linehaul revenue per shipment (h)	$463	$486
Average weight per shipment (i)	3,130	3,153

Computational notes:
(a)	In millions.
(b)	Total linehaul miles minus loaded miles, divided by total linehaul miles.
(c)	Revenue from linehaul services divided by total linehaul miles.
(d)	Revenue from linehaul services divided by loaded miles.
(e)	In thousands.
(f)	Total loaded miles divided by number of linehaul shipments.
(g)	LTL revenue divided by hundredweight.
(h)	LTL revenue divided by number of shipments.
(i)	LTL hundredweight times one hundred divided by number of shipments.

The following table summarizes and compares the makeup of our fleets between truckload and LTL and between company-provided tractors and tractors provided by owner-operators as of March 31:
	2007	2006
Truckload tractors
Company-provided	1,446	1,523
Owner-operator	436	535
Total truckload	1,882	2,058
LTL tractors
Company-provided	113	100
Owner-operator	127	146
Total LTL	240	246

Total company-provided	1,559	1,623
Total owner-operator	563	681
Tractors in service	2,122	2,304
Trailers in service	3,809	4,180

Excluding fuel surcharges, revenue decreased by $14.8 million (13.9%) when comparing the three-month period ended March 31, 2007 to the same period of 2006.  Full-truckload revenue declined by $11.2 million (16.4%) during the three-month period ended March 31, 2007, as compared to the same period of 2006. Linehaul revenue per loaded mile declined by 0.7% to $1.45 for the first quarter of 2007 as compared to the same period of 2006. During the three-month period ended March 31, 2007 as compared to the same period of 2006, the average full truckload length of haul declined to 926 miles (3.9%) and our empty mile ratio increased from 9.3% to 10.1%. The number of full-truckload linehaul shipments we transported during the first quarter of 2007 declined 11.3% to 39,300 shipments, as compared to 44,300 during the year-ago quarter.
We have lost 118 owner-operator-provided tractors between March 31, 2006 and March 31, 2007, which has impaired our ability to expand our full-truckload linehaul service. Also, compared to the first quarter of 2006, customer demand in the first quarter of 2007 for such service has been weak.
Included in our truckload revenue is revenue from our intermodal operations. We have experienced a 35% decrease in intermodal revenue, comparing the first quarter of 2007 to the same period of 2006. New personnel have been hired to expand our intermodal initiative. When capacity is tight, this initiative will provide an opportunity for revenue growth without depending on our ability to attract additional owner-operators. Further, it should reduce our need to invest capital in company-operated tractors.

Brokerage revenue improved by $0.2 million (6.9%) between the three-month periods ended March 31, 2006 and 2007. When all our equipment is fully utilized, our freight brokerage service enables us to accept loads offered to us by engaging unaffiliated trucking companies to haul the freight. Our brokerage service bills the customer and pays the third-party trucking company.
During the latter half of 2006, we began to refocus on our brokerage service as a potential source of growth. At the end of 2006 and early in 2007, we brought in new management to devise and implement plans to achieve that potential.
Our linehaul rates are typically related to providing service between an origin and a destination. Often, it is necessary for trucks to run empty, or “deadhead”, for long distances from the city of their last delivery to the city of their next load. Historically, the expenses we incurred for deadhead miles could not be passed through to the customer. The rapid escalation of fuel prices in 2005 and 2006 prompted negotiations that resulted in concessions from our customers that we should no longer bear 100% of the costs of deadhead miles, and at that time many of our customers agreed to absorb at least some of our incremental deadhead expense. Now that demand for trucking services in general has declined compared to a year ago, this shift from a seller’s market to a buyer’s market in the trucking industry has meant that fewer shippers are compensating us for deadheads during 2007.
LTL linehaul revenue decreased by $2.0 million (6.2%) during the three months ended March 31, 2007 as compared to the comparable period of 2006. Also, when comparing the first quarter of 2007 to the same period of 2006, the number of LTL shipments transported dropped by 1.5% , the average weight of the shipments transported decreased by 0.7% and the average linehaul revenue per LTL shipment declined by 4.7%. Concurrent with anticipated growth in customer demand as we near the summer months, we plan to initiate LTL rate increases.
Recent high operating expenses in the trucking industry, particularly for maintenance and fuel, have contributed to a decline in the number of independent contractors providing equipment to the industry. Our ability to mitigate this industry-wide trend by expanding our company-operated fleets has been constrained by a lack of drivers qualified to operate the equipment.

Operating Expenses: The following table sets forth, as a percentage of revenue, certain major operating expenses for each of the three-month periods ended March 31:

	2007	2006
Salaries, wages and related expenses	30.1%	27.5%
Purchased transportation	22.9	22.9
Fuel	17.8	16.8
Supplies and expenses	12.6	12.4
Revenue equipment rent and depreciation	11.9	10.6
Claims and insurance	2.8	3.2
Other	2.5	3.8
Total operating expenses	100.6%	97.2%

     Salaries, Wages and Related Expenses: Salaries, wages and related expenses decreased by $1.9 million (5.7%) during the three-month period ended March 31, 2007 as compared to the same period of 2006. The following table summarizes and compares the major components of these expenses for each of the three-month periods ended March 31 (in millions):

Amount of Salaries, Wages and Related Expenses Incurred for	2007	2006
Driver salaries and per diem expenses	$18.7	$19.2
Non-driver salaries	9.5	9.4
Payroll taxes	2.4	2.6
Work-related injuries	.4	1.7
Health insurance and other	1.1	1.1
	$32.1	$34.0

Driver salaries and per diem expenses fell by $0.5 million (2.6%) when comparing the three-month periods ended March 31, 2007 to the same period of 2006.  Employee-drivers are typically paid wages and per diem expense allowances calculated on a per-linehaul-mile basis while employee-drivers in our dedicated fleets are typically paid by the day.  In April of 2006, we increased our employee-driver pay scale by about 6% in an effort to improve our ability to attract and retain qualified employee-drivers. The impact of this was mitigated by the presence of fewer trucks in our fleet.  Driver turnover has deteriorated from 71% for the three-month period ended March 31, 2006 to 91% for the three-month period ended March 31, 2007.  The disparity between the drop in revenue compared to the drop in driver pay is primarily due to the per diem rate increase and the higher proportion of our freight handled by company drivers rather than owner-operators.
When comparing the three-month periods ended March 31, 2006 and 2007, non-driver salaries and wages remained relatively flat, as did expenses associated with payroll taxes and expenses associated with employee health insurance and other payroll related expenses.
Early in 2007, we completed the consolidation of our truckload dispatch and truck manager functions into one centralized facility located in suburban Dallas, a project started in October 2006. As a result, more work has been accomplished with fewer people, and the quality of the work-product has improved.
By the end of February 2007, we had reduced the number of our non-driver employees by about 50. We expect to reduce ongoing salaries, wages and related expenses by more than two million dollars during 2007 and beyond as a result of this initial reduction.

We still have more non-driver employees than we need to support the reduced fleet size and lower levels of revenue. Accordingly, we have extended inducements to all such non-driver employees, consisting of fairly generous severance pay to those who volunteer to resign from the company. We anticipate that the number of volunteers will be sufficient to attain our targets, but if not, we will initiate alternative plans to ensure that we reach those goals. This process is expected to be complete by the end of the second quarter of 2007. Accordingly, all expenses from these actions will be recorded during the second quarter. Quarters beyond June 30, 2007 should benefit from reduced levels of non-driver salaries, wages and related expenses.
We sponsor a 401(k) wrap plan which enables certain highly-compensated employees to defer a portion of their current salaries to their post-retirement years. Because the wrap plan’s assets are held by a grantor or “rabbi” trust, we are required to include the wrap plan’s assets and liabilities in our consolidated condensed financial statements. As of March 31, 2006 and 2007, respectively, such assets included approximately 146 thousand and 93 thousand shares of our common stock, which are classified as treasury stock in our consolidated condensed balance sheets.
We are required to value the assets and liabilities of the wrap plan at market value on our periodic balance sheets, but accounting principles generally accepted in the United States preclude us from reflecting the treasury stock portion of the wrap plan’s assets at market value. When the market value of our common stock rises, this causes upward pressure on non-driver salaries and wage expense. The opposite is true when the market value of our common stock falls. During the first three months of 2006 and 2007, the per-share market price of our stock declined by $0.58 and $0.28, respectively. That resulted in reductions of approximately $80 thousand in salaries and wage expense for the first three months of 2006 and $30 thousand for the same period of 2007. Also, during the three-month periods ended March 31, 2006 and 2007, respectively, our executive bonus and phantom stock plan was partially denominated in approximately 166 thousand and 104 thousand “phantom” shares of our stock, the liability for which is also determined by the value of our stock. That resulted in additional $100 thousand and $30 thousand reductions, respectively, in non-driver salaries and wage expense during the first three months of 2006 and 2007.
Because non-driver salaries and wage expense was reduced by approximately $180 thousand during the first three months of 2006 as compared to approximately $60 thousand during the comparable period of 2007, the net effect of stock market fluctuations in the market value of our common stock was that such expenses during the first three months of 2007 were approximately $120 thousand more than such expenses were during the comparable three months of 2006.
Salaries and wage expense associated with work-related injuries decreased by $1.3 million (76.5%) when comparing the three-month period ended March 31, 2007 to the same period of 2006. Such expenses principally relate to injuries sustained by employees during the course of their employment. Large fluctuations can be caused by the occurrence of just one serious injury in a quarter compared to a quarter with lesser experience in the frequency and severity of injuries or the settlement of claims for less money than the initial analysis had indicated. Work-related injury expense for 2006 was comparatively high, at $1.1 million more than the same quarter of 2005.
We share the cost of health insurance with our employees. For the past several years, we have experienced double-digit percentage health insurance cost increases. Since 2004 and through 2006, we have repeatedly increased both the amounts employees pay to participate and the amount of medical costs that must be borne by our employees. Consequently, due to program management, increased employee cost-sharing and improved claims experience, our costs were flat quarter over quarter.

Purchased Transportation:  Purchased transportation expense declined by $3.9 million (13.8%) during the three-month period ended March 31, 2007 as compared to the comparable period of 2006. The following table summarizes and compares the major components of our purchased transportation expense for each of those periods by type of service (in millions):

Amount of Purchased Transportation Expense Incurred for	2007	2006
Linehaul service	$18.6	$22.1
Fuel adjustments	3.4	3.8
Freight brokerage and other	2.4	2.4
	$24.4	$28.3

Purchased transportation for linehaul service primarily represents payments to owner-operators in exchange for our use of their vehicles to transport shipments. The $3.5 million (15.8%) decrease in such expenses during the first three months of 2007, as compared to the same period of 2006, is the result of both a drop in overall revenue levels and a decrease in the number of owner-operator-provided tractors in our fleets, from 681 at March 31, 2006 to 563 at the end of March 31, 2007.
Purchased transportation for fuel adjustments represents incremental payments to owner-operators to compensate them for currently high fuel costs. Owner-operators are responsible for all expenses associated with the operation of their tractors, including labor, maintenance and fuel. When retail diesel fuel prices rise, we charge our customers incremental fuel adjustment charges to defray such higher costs, pursuant to the contracts and tariffs by which our freight rates are determined. In most cases, those fuel adjustment rates automatically fluctuate as diesel fuel prices rise and fall. To the extent that shipments are transported by owner-operators, we pass the amount of these fuel surcharges through to the owner-operators in order to offset their incremental fuel expense.
Purchased transportation expenses associated with our freight brokerage and other service offerings remained flat at $2.4 million for the three-month periods ended March 31, 2006 and 2007. Freight brokerage purchased transportation expense is highly correlated to freight brokerage revenue, which increased by only $.2 million between the three-month periods.
Intermodal purchased transportation (included in “linehaul service” in the above table) declined 35.3% when comparing the first quarter of 2007 to the same period of 2006, consistent with a 42% decrease in the number of loads transported via intermodal services. Management hired to develop our intermodal revenue growth initiative has been successful in negotiating directly with the railroads, avoiding the cost of fees associated with third-party brokers, thus improving our cost structure for intermodal transportation.

Fuel: Fuel expense decreased by $1.9 million (8.9%) during the three-month period ended March 31, 2007 as compared to the same period of 2006, but increased as a percentage of revenue from 20.7% to 21.7%. The following table summarizes and compares the relationship between fuel expense and total linehaul and dedicated fleet revenue during each of the three-month periods ended March 31 (in millions):

	2007	2006
Total linehaul and dedicated fleet revenue	$87.5	$100.7
Fuel expense	18.9	20.8
Fuel expense as a percent of total linehaul and dedicated fleet revenue	21.7%	20.7%

The average price per gallon of fuel we paid during the first three months of 2007 was 0.5% more than during the comparable period a year ago. Fuel adjustment charges do not always fully compensate us or our independent contractors for increased fuel costs. Accordingly, fuel price volatility can impact our profitability. We have in place a number of strategies that mitigate, but do not eliminate, the impact of such volatility. Pursuant to the contracts and tariffs by which our freight rates are determined, most of those rates automatically fluctuate as diesel fuel prices rise and fall.
Factors that might prevent us from fully recovering fuel cost increases include the presence of deadhead miles, tractor engine idling and fuel to power our trailer refrigeration units. Such fuel consumption often cannot be attributed to a particular load, so there is no revenue to which a fuel adjustment may be applied. Also, our fuel adjustment charges are computed by reference to federal government indices that are released weekly for the prior week. When prices are rising, the price we incur in a given week is more than the price the government reports for the preceding week. Accordingly, we are not always able to recover the excess of the current week's actual price to the preceding week's indexed price.
With regard to fuel expenses for company-operated equipment, we attempt to further mitigate the impact of fluctuating fuel costs by operating more fuel-efficient tractors and aggressively managing fuel purchasing. We use computer software to optimize our routing and our fuel purchasing. The software enables us to select the most efficient route for a trip. It also assists us in deciding on a real-time basis how much fuel to buy at a particular fueling station. Furthermore, our fuel expenses are impacted by the mix of freight handled by company equipment or by owner-operators, so that as more of our freight volume is moved by company equipment, the related cost of fuel is transferred to fuel expense from purchased transportation expense.
New federal environmental regulations over diesel engine exhaust cleanliness became effective during the first quarter of 2007. Tractors provided under the new regulations are powered by engines with more extensive exhaust filtering systems. The new engines are designed to burn diesel fuel more completely, thereby reducing the level of particulates such engines discharge into the air.
We have planned our tractor orders so that we will not have to accept delivery of the 2007-model tractors until the fall of 2007. That plan will delay the impact of an anticipated decline in the miles per gallon, but will not avoid the increase in fuel prices already in effect.  Our tractor fleet should be fully converted to the new engines by the end of 2011. We intend to continue to pass our increases in fuel expenses to our customers, but there can be no assurance that we will succeed in those efforts.

Supplies and Expenses: Supplies and expenses decreased by $1.9 million (12.5%) during the three-month period ended March 31, 2007 as compared to the same period of 2006. The following table summarizes and compares the major components of supplies and expenses for each of the three-month periods ended March 31 (in millions):

Amount of Supplies and Expenses Incurred for	2007	2006
Fleet repairs and maintenance	$4.0	$5.0
Freight handling	2.7	2.8
Driver travel expenses	0.7	0.8
Tires	1.4	1.6
Terminal and warehouse expenses	1.5	1.4
Driver recruiting	1.4	1.4
Other	1.7	2.3
	$13.4	$15.3

Fleet repairs and maintenance declined by $1.0 million (20.0%) during the first quarter of 2007 as compared to the same period of 2006. Prior to 2006, we had been replacing our tractors on a 42- to 48-month cycle. Late in 2006, we began to shorten the cycle to 42 months. Older tractors are more costly to maintain and most repairs to newer tractors are covered by manufacturers’ warranties. We plan to continue phasing out older tractors during the remainder of 2007.
Driver recruiting expenses remained flat at $1.4 million for the three-month periods ended March 31, 2006 and 2007. The lack of availability of qualified truck drivers has been a problem for our industry for many years, and trucking companies usually recruit drivers from other trucking companies. Also, inexperienced driver candidates must be properly trained before qualifying to be “solo” drivers. As qualified drivers have become harder to find, we have continued to advertise and solicit for drivers and independent contractors. Improved retention of drivers currently in service is required in order to mitigate the need to recruit drivers to replace those who leave. In order to improve such retention, we implemented a pay-rate increase for our employee-drivers in April 2006. Furthermore, we have made significant progress in the retention of our independent contractors through the development and implementation of a mileage-based compensation contract. Through this new tool, our independent contractors are paid faster and more accurately. This, along with other enhancements in our contractor relations department, has helped to further improve retention of these key business partners. This is allowing us to continue to drive down the amount of money spent recruiting independent contractors. We will continue to explore and implement other strategies in an effort to reduce recruiting costs through improved retention of employee-drivers and independent contractors currently in service.

Rentals and Depreciation: Rentals and depreciation declined by $459 thousand during the first three months of 2007 compared to the same period of 2006. Going forward, we anticipate that the new engine technology will increase the cost to acquire such trucks by about $7,500 per truck when new. We project that, if our fleet at the beginning of 2011 were to be the same size as it was at the end of 2006, and if the EPA-mandated engine were the only factor affecting the cost of new tractors in the interim, the total of our equipment and rental expense for 2011 would be about $7.5 million more than it was during 2006, or almost $2 million per quarter. We expect to recover these costs by increasing our rates, reducing fuel consumption and lowering our maintenance costs.
At March 31, 2007 about 180 of our company-operated full-truckload units had Auxiliary Power Units (“APUs”) installed. Such devices are designed to maintain a comfortable environment for off-duty drivers as they rest in a truck’s “sleeper”, while using less fuel. We will continue the testing process to determine if these enhancements will produce effective returns on investment.

Claims and Insurance: Claims and insurance expenses declined by $1.0 million (24.2%) for the three-month period ended March 31, 2007, as compared to the same period of 2006. The following table summarizes and compares the major components of claims and insurance expenses for each of the three-month periods ended March 31 (in millions):

Amount of Claims and Insurance Expenses Incurred for	2007	2006
Liability	$1.8	$2.7
Cargo	0.6	0.7
Physical damage	0.6	0.6
	$3.0	$4.0

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
The changes in the amounts of liability and physical damage expense we incurred between the first three months of 2006 and 2007 resulted from differences in the number and severity of incidents which occurred during the periods involved. During 2006, we have improved our manner of accounting for cargo claims by establishing procedures to ensure that losses are timely identified and communicated to management. Based on that, and historical trends, we are better able to estimate the outcomes of known losses and also estimate what our losses for events that have been incurred but not reported.
Accrued claims and liabilities on our balance sheets include reserves for over-the-road accidents, work-related injuries, self-insured employee medical expenses and cargo losses. Employee-related insurance costs such as medical expenses and work-related injuries are included in salaries, wages and related expenses in our consolidated condensed statements of income, while expenses for cargo losses and auto liability are included in insurance expense. It is probable that the estimates we have accrued at any point in time will change in the future.

Gains on Disposition of Equipment:  Gains on the disposition of equipment were $0.5 million during the first three months of 2007, as compared to $0.6 million during the same period of 2006.  The periodic amount of such gains depends primarily upon conditions in the market for previously-owned equipment and on the quantity of retired equipment sold.

Miscellaneous Expenses: Miscellaneous operating expenses decreased by $1.8 million (65.3%) for the three-month period ended March 31, 2007, as compared to the same period of 2006. The following table summarizes and compares the major components of miscellaneous expenses for each of the three-month periods ended March 31 (in millions):

Amount of Miscellaneous Expense Incurred for	2007	2006
Building and office equipment rent	$0.3	$0.5
Legal fees	(0.1)	1.0
Audit fees	0.2	0.4
Sarbanes-Oxley fees	0.1	0.6
Customer bad debt	0.1	--
Other	0.4	0.3
	$1.0	$2.8

The largest component of miscellaneous expenses for the three months ended March 31, 2006 was approximately $1.3 million for legal, audit and Sarbanes Oxley compliance expenses associated with the investigation commissioned by the Audit Committee of the Board of Directors, which was concluded during the second quarter of 2006.

Operating Income or Loss: Income from continuing operations decreased by $4.2 million (119.1%) during the first three months of 2007, as compared to the same period of 2006.

Interest and Other: The following table summarizes and compares our interest and other income for each of the three-month periods ended March 31 (in thousands):

Amount of Interest and Other (Income) Expense from	2007	2006
Interest expense	$--	$60
Interest income	(140)	(117)
Equity in earnings of limited partnership	(99)	(137)
Life insurance and other	27	(46)
	$(212)	$(240)

Pre-Tax and Net Income: Pre-tax income from continuing operations declined by $4.2 million when comparing the three-month period ended March 31, 2007 to the same period of 2006. Net income decreased by $2.2 million (112.0%) when making the same comparison.
Nondeductible per diem expenses from employee-drivers have increased our effective tax rate (income tax provision divided by pre-tax income) for fiscal 2007 by almost 15 percentage points over the statutory federal rate of 35%.  As a result of the nondeductible expenses and state income taxes, the effective tax rate for the three-month period ended March 31, 2007 was 49%, which includes 2% for state income tax, net of federal benefit. Our effective tax rate during the first three months of 2006 was 44%.  The principal factor that contributed to the higher rate in 2007 was the increased per diem expenses and diminished pre-tax income in 2007 as compared to 2006.

LIQUIDITY AND CAPITAL RESOURCES
Debt and Working Capital: Cash from our revenue is typically collected between 30 and 50 days after the service has been provided. We continually seek to accelerate our collection of accounts receivable to enhance our liquidity or reduce any debt. Our freight business is highly dependent on the use of fuel, labor, operating supplies and equipment provided by owner-operators. We are typically obligated to pay for these resources within seven to fifteen days after we use them, so our payment cycle is a significantly shorter interval than our collection cycle. This disparity between cash payments to our suppliers and cash receipts from our customers can create needs for borrowed funds to finance our working capital, especially during our busiest time of year.
As of March 31, 2007, our working capital (current assets minus current liabilities) was $36.2 million, as compared to $31.7 million as of March 31, 2006. Accounts receivable decreased by $16.3 million (25.5%) when comparing the balance at March 31, 2007 to that at March 31, 2006, primarily due to the reduction in sales levels.
Our primary needs for capital resources are to finance working capital, expenditures for property and equipment and, from time to time, acquisitions. Working capital investment typically increases during periods of sales expansion when higher levels of receivables occur.
We had no long-term debt as of March 31, 2007, and the unused portion of the company's $50.0 million revolving credit facility was $44.0 million. The credit agreement expires on June 1, 2010.
We believe that the funds available to us from our working capital, future operating cash flows and our credit and leasing facilities will be sufficient to finance our operation during the next twelve months.
As of March 31, 2007, we were in compliance with all of our restrictive covenants and we project that our compliance will remain intact during 2007. Due to the net loss in the first quarter of 2007, we will need to amend our debt agreement to allow us to continue paying dividends and repurchasing our stock.
Cash Flows: During the three-month period ended March 31, 2007, cash provided by operating activities was $11.4 million as compared to $6.2 million during the same period of 2006.  Operating cash flows were positively impacted during the first three months of 2007 as compared to the same period of 2006 by, among other things, changes in other current assets. During 2007, the most significant of these was the receipt of a $5.8 million income tax refund for the overpayment of estimated taxes in 2006. In addition, we collected nearly $3.0 million in cash for equipment sold in 2006.  The impact of these positive factors was partially offset by changes in accrued payroll, accrued claims, accounts payable, and the decline in operating income.
The total of depreciation and amortization expense for the three-month periods ended March 31, 2007 and 2006 was $6.3 million and $6.8 million, respectively.
Cash used in investing activities decreased from $9.9 million during the first three months of 2006 to $1.8 million during the comparable period of 2007. Decreased expenditures for property and equipment net of proceeds from the sale of retired assets accounted for the entire change.
Cash involving financing activities changed from $1.1 million in cash provided for the three months ended March 31, 2006 to $6.8 million in cash used for the three months ended March 31, 2007. In the first quarter of 2007, the company purchased 194,500 shares of our common stock on the open market and 34,200 shares of common stock from current and former employees in simultaneous transactions with the exercise of the same number of options. These stock transactions required the use of $1.9 million of cash during the three months ended March 31, 2007, compared to no similar transactions during the same three-month period of 2006. Other significant changes in the use of cash in financing activities included the repayment of borrowings of $4.9 million during the three-month period of 2007 compared to none for the same period of 2006.

Obligations and Commitments:  The table below sets forth information as to the amounts of our obligations and commitments as well as the year in which they will become due (in millions):

Payments Due by Year	Total	2007 (1)	2008	2009	2010	2011	After 2011
Long-term debt and letters of credit	$6.0	$--	$--	$--	$6.0	$--	$--
Purchase obligations	6.6	6.6	--	--	--	--	--
Operating leases for
Rentals	94.3	23.0	27.3	21.1	11.0	5.9	6.0
Residual guarantees	4.1	0.4	1.0	1.2	1.5	--	--
Accounts payable	21.8	21.8	--	--	--	--	--
Accrued payroll	4.3	4.3	--	--	--	--	--
	137.1	$56.1	$28.3	$22.3	$18.5	$5.9	$6.0
Deferred compensation
Phantom stock (2)	0.9
Rabbi trust (3)	1.3
Total	$139.3

(1)	Represents amounts due between April 1, 2007 and December 31, 2007.
(2)
Represents the current value of approximately 104,000 phantom stock units awarded pursuant to our Executive Bonus and Phantom Stock Plan and a Supplemental Executive Retirement Plan. An officer may elect to cash out any number of the phantom stock units between December 1 and December 15 of any year selected by the officer with the payout amount with respect to each phantom stock unit being generally equal to the greater of (i) the actual price of our common stock on December 31 of the year of an officer’s election to cash out the unit, or (ii) the average of the 12 month-end values of our stock during the year in which an officer elects to cash out. Accordingly, we are unable to anticipate the year this currently unfunded obligation will be paid in cash or the amount of cash ultimately payable.

(3)
Includes the obligations of a "grantor" (or "rabbi") trust established in connection with our 401(k) wrap plan to hold company assets to satisfy obligations under the wrap plan. The trust obligations include approximately 93,000 shares of our common stock that will be cashed out either upon the eligibility of the obligations to be transferred to our 401(k) Savings Plan or upon the retirement of individual wrap plan participants. Accordingly, we are unable to anticipate the year this amount will be paid in cash or the amount of cash ultimately payable.

As of March 31, 2007, we had no debt and we had issued letters of credit for insurance purposes in the amount of $6.0 million.
As of March 31, 2007, we had contracts to purchase tractors and trailers totaling $6.6 million during the remainder of 2007. We expect to lease many of the tractor and trailer assets when they are placed into service.
We lease equipment and real estate. Facility and trailer leases do not contain guaranteed residual values in favor of the lessors. A minority of the tractors we lease are leased pursuant to agreements under which we have partially guaranteed the assets end-of-lease-term residual value. The portions of the residuals we have guaranteed vary from lessor to lessor. Gross residuals are about 40% of the leased asset’s historical cost, of which we have guaranteed the first 25% to 30%. The lessors remain at risk for up to 13% of the remainder of such leased asset’s historical cost. Because our lease payments and residual guarantees do not exceed 90% of the tractor’s cost, the leases are accounted for as operating leases and rentals are recorded as rent expense over the terms of the leases.
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
At March 31, 2007, the amount of our obligations to lessors for residual guarantees did not exceed the amount we expect to recover from the manufacturer.
Approximately 85 of our oldest company-operated tractors are expected to be replaced during the remainder of 2007. These expenditures will be financed with internally generated cash flows, borrowings under available credit agreements and leasing. We expect these sources of capital to be sufficient to finance our operations.

NEW ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS 157, Fair Value Measurement (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expanded disclosures about fair value measurement. Companies are required to adopt the new standard for fiscal periods beginning after November 15, 2007. The company is evaluating the impact of this standard and does not expect it to have a material impact on its consolidated condensed financial statements.
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value, which can be elected on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The company is evaluating the impact of this standard and does not expect it to have a material impact on its consolidated condensed financial statements.
No other new accounting pronouncement issued or effective has had or is expected to have a material impact on the company’s consolidated condensed financial statements.

OUTLOOK
This report contains information and forward-looking statements that are based on our current beliefs and expectations and assumptions which are based upon information currently available. Forward-looking statements include statements relating to our plans, strategies, objectives, expectations, intentions, and adequacy of resources, and may be identified by words such as "will", "could", "should", "believe", "expect", "intend", "plan", "schedule", "estimate", "project", and similar expressions. These statements are based on current expectations and are subject to uncertainty and change.
Although we believe that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will be realized. Should one or more of the risks or uncertainties underlying such expectations not materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected.
Among the key factors that are not within our control and that may cause actual results to differ materially from those projected in such forward-looking statements are demand for our services and products, and our ability to meet that demand, which may be affected by, among other things, competition, weather conditions, highway and port congestion, the general economy, the availability and cost of labor, the ability to negotiate favorably with lenders and lessors, the effects of terrorism and war, the availability and cost of equipment, fuel and supplies, the market for previously-owned equipment, the impact of changes in the tax and regulatory environment in which we operate, operational risks and insurance, risks associated with the technologies and systems used and the other risks and uncertainties described in our filings with the SEC.

OFF-BALANCE SHEET ARRANGEMENTS
We utilize noncancelable operating leases to finance a portion of our revenue equipment acquisitions. As of March 31, 2007, we leased 1,129 tractors and 2,090 trailers under operating leases with varying termination dates ranging from 2007 to 2013. Vehicles held under operating leases are not carried on our balance sheet, and lease payments for such vehicles are reflected in our income statements in the line item “Revenue equipment rent”.  Our rental expense related to operating leases involving vehicles during the three months ended March 31, 2006 and 2007 was $8.0 million and $7.5 million, respectively.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
We held no market-risk-sensitive instruments for trading purposes as of March 31, 2007.  For purposes other than trading, we held the following market-risk-sensitive instruments as of March 31, 2007:
Description	Discussion
Rabbi Trust investment ($0.8 million) in 93,000 shares of our stock.

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

Cash surrender value of life insurance policies, $1.9 million.
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

We had no other material market-risk-sensitive instruments (for trading or non-trading purposes) that would involve significant relevant market risks, such as equity-price risk. Accordingly, the potential loss in our future earnings resulting from changes in such market rates or prices is not significant.

ITEM 4. Controls and Procedures
(a) Disclosure Controls and Procedures:  As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and the operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2007, because of the material weaknesses discussed below.
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
As a result of this assessment, management identified the following material weaknesses, as defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2, as of December 31, 2006:
i)
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

As a result of the material weakness in internal control over financial reporting described in the preceding paragraph, management has concluded that as of March 31, 2007, the Company’s internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.
(c) Changes in Internal Control over Financial Reporting: There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings
We are party to routine litigation incidental to our business, primarily involving claims for personal injury, property damage, work-related injuries of employees and cargo losses incurred in the ordinary and routine highway transportation of freight. We also primarily self-insure for employee health care claims.  As of March 31, 2007, the aggregate amount of reserves for such claims on our Consolidated Condensed Balance Sheet was $18.0 million. We maintain excess insurance programs and accrue for expected losses in amounts designed to cover liability resulting from such claims.
On January 4, 2006, the Owner Operator Independent Drivers Association, Inc. and three independent contractors with trucks formerly contracted to one of our operating subsidiaries filed a putative class action complaint against the subsidiary in the United States District Court for the Northern District of Texas. The complaint alleges that parts of the subsidiary’s independent contractor agreements violate the federal Truth-in-Leasing regulations at 49 CFR Part 376. The complaint seeks to certify a class comprised of all independent contractors of motor vehicle equipment who have been party to a federally-regulated lease with the subsidiary during the time period beginning January 4, 2002 and continuing to the present, and seeks injunctive relief, an unspecified amount of damages, and legal costs. The subsidiary's response to the complaint was filed during March of 2006, and the parties are engaged in discovery concerning class certification issues.  The plaintiffs submitted a motion for class certification on September 15, 2006, the subsidiary's response was filed in December 2006, and the Court is expected to rule on the motion sometime after June 1, 2007.  Due to the early stage of this litigation, we do not believe we are in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in this case or what damages, if any, the plaintiffs would be awarded should they prevail on all or any part of their claims. However, we believe that the subsidiary has meritorious defenses, which it intends to assert vigorously.

ITEM 1A. Risk Factors
There are many factors that affect our business and the results of our operations, many of which are beyond our control. In this regard, "Item 1A. Risk Factors" of Part I of our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the SEC on March 16, 2007, contains a description of significant factors and risks that may affect our business.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities for the Quarter Ended March 31, 2007

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs(1) (d)
January 1 to January 31, 2007	--		--	--	1,104,100
February 1 to February 28, 2007	--		--	--	1,104,100
March 1 to March 31, 2007	194,500	(2)	$8.18	194,500	909,600
Total	194,500		$8.18	194,500

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

(2)
During March 2007, current and former employees exchanged 34,200 shares that they had owned for more than one year as consideration for the exercise of stock options, as permitted by our stock option plans. Such transactions are not deemed as having been purchased as part of our publicly announced plans or programs.

ITEM 3.  Defaults Upon Senior Securities
None.

ITEM 4.  Submission of Matters to a Vote of Security Holders
N/A

ITEM 5.  Other Information
None.

ITEM 6.  Exhibits

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

FROZEN FOOD EXPRESS INDUSTRIES, INC.
(Registrant)

Dated: May 9, 2007	By	/s/ Stoney M. Stubbs, Jr.
Stoney M. Stubbs, Jr. Chairman of the Board of Directors and President (Principal Executive Officer)

FROZEN FOOD EXPRESS INDUSTRIES, INC.
(Registrant)
Dated: May 9, 2007	By	/s/ Thomas G. Yetter
Thomas G. Yetter Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)(17 CFR 240.13a-14(a)). (filed herewith)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)(17 CFR 240.13a-14(a)). (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)