Form 10-Q
period 2007-06-30
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2007-08-08
CIK 39273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[MARK ONE]
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

☐Yes    ☒No

As of June 30, 2007, there were 17,432,604 shares of the registrant's common stock, par value $1.50 per share, outstanding.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(In thousands)

Assets	June 30, 2007 (unaudited)	December 31, 2006
Current assets
Cash and cash equivalents	$14,990	$9,589
Accounts receivable, net	50,527	49,895
Tires on equipment in use	4,559	4,953
Other current assets	13,392	21,749
Total current assets	83,468	86,186

Property and equipment, net	88,180	97,808
Other assets	7,570	7,768
Total assets	$179,218	$191,762

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$23,834	$23,206
Accrued claims	10,737	11,084
Accrued payroll	7,348	8,478
Accrued liabilities	1,642	2,005
Total current liabilities	43,561	44,773

Long-term debt	--	4,900
Deferred income taxes	8,526	9,752
Accrued claims	7,483	9,806
Total liabilities	59,570	69,231

Shareholders' equity
Par value of common stock (18,572 shares issued)	27,858	27,858
Capital in excess of par value	5,633	6,045
Retained earnings	96,315	98,257
	129,806	132,160
Treasury stock (1,221 and 1,170 shares, at cost)	(10,158)	(9,629)
Total shareholders' equity	119,648	122,531
Total liabilities and shareholders' equity	$179,218	$191,762

See accompanying notes to consolidated condensed financial statements.

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Income
For the Three and Six Months Ended June 30,
(Unaudited and in thousands, except per-share amounts)

	Three Months		Six Months
	2007	2006	2007	2006
Revenue	$113,050	$123,554	$219,558	$247,152
Operating expenses
Salaries, wages and related expenses	33,153	32,887	65,208	66,875
Purchased transportation	27,995	29,583	52,403	57,899
Fuel	20,795	23,651	39,751	44,469
Supplies and expenses	13,599	13,743	27,015	29,068
Revenue equipment rent	7,727	7,660	15,245	15,616
Depreciation	4,943	5,060	10,105	10,243
Communications and utilities	1,024	970	2,044	2,056
Claims and insurance	6,057	5,066	9,087	9,061
Operating taxes and licenses	1,193	944	2,362	2,245
Gains on disposition of equipment	(1,010)	(1,017)	(1,532)	(1,651)
Miscellaneous expenses	765	1,626	1,729	4,401
Total operating expenses	116,241	120,173	223,417	240,282
(Loss) income from continuing operations	(3,191)	3,381	(3,859)	6,870
Interest and other (income) expense
Interest expense	--	62	--	122
Interest income	(241)	(219)	(381)	(336)
Equity in earnings of limited partnership	(108)	(115)	(207)	(252)
Life insurance and other	332	(9)	359	(55)
Total interest and other (income) expense	(17)	(281)	(229)	(521)
Pre-tax (loss) income from continuing operations	(3,174)	3,662	(3,630)	7,391
Income tax (benefit) expense	(2,513)	1,709	(2,736)	3,358
Net (loss) income from continuing operations	(661)	1,953	(894)	4,033
Income from discontinued operations, net of tax	--	160	--	15
Net (loss) income	$(661)	$2,113	$(894)	$4,048

Net (loss) income from continuing operations per share of common stock
Basic	$(0.04)	$0.11	$(0.05)	$0.22
Diluted	$(0.04)	$0.10	$(0.05)	$0.21
Net income from discontinued operations per share of common stock
Basic	$--	$0.01	$--	$--
Diluted	$--	$0.01	$--	$--
Net (loss) income per share of common stock
Basic	$(0.04)	$0.12	$(0.05)	$0.22
Diluted	$(0.04)	$0.11	$(0.05)	$0.21
Weighted average shares outstanding
Basic	17,296	18,059	17,357	18,019
Diluted	17,296	18,839	17,357	18,864

See accompanying notes to consolidated condensed financial statements.

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
For the Six Months Ended June 30,
(Unaudited and in thousands)

	2007	2006
Net cash provided by operating activities	$12,003	$11,897

Cash flows from investing activities
Expenditures for property and equipment	(8,240)	(18,089)
Proceeds from sale of property and equipment	9,111	4,110
Other	(14)	(931)
Net cash provided by (used in) investing activities	857	(14,910)

Cash flows from financing activities
Proceeds from borrowings	200	2,100
Payments against borrowings	(5,100)	(2,100)
Debt repaid by variable interest entities	--	(427)
Proceeds from capital stock transactions	1,348	1,572
Dividends paid	(1,048)	--
Purchases of treasury stock	(3,262)	--
Income tax benefit of stock options exercised	403	196
Other	--	(2)
Net cash (used in) provided by financing activities	(7,459)	1,339

Net increase (decrease) in cash and cash equivalents	5,401	(1,674)
Cash and cash equivalents at January 1	9,589	10,957

Cash and cash equivalents at June 30	$14,990	$9,283

See accompanying notes to consolidated condensed financial statements.

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
 (Unaudited)

1.    Basis of Presentation

These consolidated condensed financial statements include Frozen Food Express Industries, Inc., a Texas corporation, and our subsidiary companies, all of which are wholly-owned. These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (which consisted only of normal recurring entries) necessary to present fairly our financial position, cash flows and results of operations have been made. All intercompany balances and transactions have been eliminated in consolidation.

Pursuant to SEC rules and regulations, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. We believe the disclosures contained herein, when read in conjunction with the audited financial statements and notes included in our Annual Report on Form 10-K, filed with the SEC on March 16, 2007, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes included in our most recent Annual Report on Form 10-K.

2.    Revenue and Expense Recognition

Revenue and associated direct operating expenses are recognized on the date the freight is picked up from the shipper in accordance with the Financial Accounting Standards Board's (“FASB”) Emerging Issues Task Force Issue No. 91-9, Revenue and Expense Recognition for Freight Services In Process (“EITF No. 91-9”).

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

3.    Related Party Transactions

We buy most of the trailers and trailer refrigeration units we use in our operations from W&B Service Company, L.P. ("W&B"), an entity in which we own a 20% equity interest. We account for that investment by the equity method of accounting. All of our trailer purchase orders are awarded after a competitive bidding process to ensure that we are getting the best possible product quality, price, warranty and terms. We also rely on W&B to provide routine maintenance and warranty repair of the trailers and refrigeration units. During the six-month period ended June 30, 2006, we purchased trailers and refrigeration units aggregating $2.8 million from W&B. We made no such purchases in the first half of 2007. During both of the six-month periods ended June 30, 2006 and 2007, we paid W&B $0.9 million for maintenance and repair services and for parts and accessories.   As of June 30, 2006 and 2007, respectively, our accounts payable included amounts owed to W&B of $0.5 million and $0.3 million for the purchase of trailers, repair services and for parts and accessories.

During the six-month period ended June 30, 2006, we leased tractors from our Chief Executive Officer (“CEO”) and our former (effective May 2006) Chief Operating Officer (“COO”), or partnerships under the control of such officers.  The leases with related parties were cancelled during the third quarter of 2006. We paid the officers a premium over the tractor rentals we pay to unaffiliated lessors. During the six-month period ended June 30, 2006, total payments under these leases were $1.0 million, which is approximately $0.1 million more than it would have been had the tractors been leased from unrelated parties.

We also rented trailers from the same officers on a month-to-month basis. The rentals we paid for the trailers leased from related parties were approximately $0.2 million during the six-month period ended June 30, 2006, which was about $0.1 million more than the trailers' fair rental value.

A member of our finance staff devotes a portion of his time rendering tax and other professional services for the personal benefit of our CEO, our current COO and our former COO. We have determined that approximately $20 thousand of the finance staff member's salary was related to the provision of such services during each of the six-month periods ended June 30, 2006 and 2007.

4.    Long-Term Debt

As of June 30, 2007, we had a secured line of credit pursuant to a revolving credit agreement with two commercial banks. The amount we may borrow may not exceed the lesser of $50 million, as adjusted for letters of credit and other debt as defined in the agreement, a borrowing base or a multiple of a measure of cash flow as described in the agreement. Loans and letters of credit will become due upon the expiration of the agreement. As of June 30, 2007, we were in compliance with the terms of the agreement, which expires in 2010.

We may elect to borrow at a daily interest rate based on the bank's prime rate or for specified periods of time at fixed interest rates which are based on the London Interbank Offered Rate in effect at the time of a fixed rate borrowing.

Interest is paid monthly. At June 30, 2007, no money was borrowed against this facility and approximately $6 million was being used as collateral for letters of credit. Accordingly, at June 30, 2007, approximately $44 million was available under the agreement.

Borrowings are secured by our accounts receivable.  We have the option to provide the banks with liens on a portion of our truck and trailer fleets to secure borrowings and letters of credit in excess of the amount that can be borrowed against accounts receivable. The agreement contains a pricing “grid” where increased levels of profitability and cash flows or reduced levels of indebtedness can reduce the rates of interest expense we incur. The agreement permits, with certain limits, payments of cash dividends, repurchases of our stock and certain levels of capital expenditures. During the six months ended June 30, 2007, the agreement was amended in order to adjust the limitation on our ability to pay cash dividends and repurchase our company stock.

5.    Income Taxes

Nondeductible per diem expenses from employee-drivers have increased our effective tax rate (income tax provision divided by pre-tax income) for fiscal 2007 by more than 40 percentage points over the statutory federal rate of 35%.  As a result of the nondeductible expenses and state income taxes, the effective tax rate for the six-month period ended June 30, 2007 was 75.4%, which includes 2% for state income tax, net of federal benefit. Our effective tax rate during the first six months of 2006 was 45.3%.  The principal factor that contributed to the higher rate in 2007 was the increased per diem expenses and diminished pre-tax income in 2007 as compared to 2006.

US GAAP requires that for interim periods, we estimate our expected tax rate for the year and use that rate throughout all quarters.   The amount of our income tax benefit or expense and the effective tax rate may vary considerably based on the level of non-deductible expenses relative to our pre-tax loss or income.  As required by US GAAP, we will again update our estimate at the end of the third quarter, ending on September 30, 2007.

On July 13, 2006, the FASB issued Financial Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain tax position may not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We adopted FIN No. 48 on January 1, 2007. Because we have identified no material uncertain tax positions as a result of the implementation of FIN No. 48, we recognized no effect from the adoption of FIN No. 48 in our financial statements. There are no unrecognized tax benefits included in the balance sheet and therefore, none to be recognized that could impact the effective tax rate.

We reflect interest and/or penalties related to income tax matters in income tax expense. We have no accrual for interest and penalties on our consolidated condensed balance sheets at December 31, 2006 or June 30, 2007, and we have recognized no expense for interest and/or penalties in our consolidated condensed statements of income for the six-months ended June 30, 2007 or 2006.

We incur income tax in the United States of America and in various state jurisdictions. Although our federal tax return for 2004 has been audited by the IRS, our returns for 2003 and forward are presently subject to examination.

6.    Commitments and Contingencies

We have accrued for costs related to public liability, cargo, employee health insurance and work-related injury claims. When an incident occurs, we record a reserve for the incident's estimated outcome. As additional information becomes available, adjustments are made. Accrued claims liabilities include all such reserves and our estimate for incidents that have been incurred but not reported.

7.    Loss or Income per Share of Common Stock

Basic net loss or income per share was computed by dividing our net income or loss by the weighted average number of shares of common stock outstanding during the period. The table below sets forth information regarding weighted average basic and diluted shares for each of the three- and six-month periods ended June 30, 2007 and 2006 (in thousands):

	Three Months		Six Months
	2007	2006	2007	2006
Basic shares	17,296	18,059	17,357	18,019
Common stock equivalents	--	780	--	845
Diluted shares	17,296	18,839	17,357	18,864

For the three- and six-month periods ended June 30, 2007, we excluded 565 thousand and 662 thousand stock options, respectively, from our calculations of common stock equivalents because their exercise prices exceeded the market price of our stock, which would have been anti-dilutive. For the three- and six-month periods ended June 30, 2006, 618 thousand and 42 thousand, respectively, stock options were excluded from the calculation for the same reason.

Due to the net loss incurred during the first half of the year, there were 447 thousand and 438 thousand common stock equivalents that were excluded from diluted shares for the three- and six-month periods ended June 30, 2007, respectively.

8.    New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expanded disclosures about fair value measurement. Companies are required to adopt the new standard for fiscal periods beginning after November 15, 2007. The company is evaluating the impact of this standard and does not expect it to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value, which can be elected on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The company is evaluating the impact of this standard and does not expect it to have a material impact on its consolidated financial statements.

No other new accounting pronouncement issued or effective has had or is expected to have a material impact on the company's consolidated financial statements.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following management's discussion and analysis describes the principal factors affecting our results of operations, liquidity and capital resources. This discussion should be read in conjunction with the accompanying unaudited consolidated condensed financial statements and our Annual Report on Form 10-K for the year ended December 31, 2006, which include additional information about our business, our significant accounting policies and other relevant information that underlies our financial results. Without limiting the foregoing, the “Overview” and “Critical Accounting Policies and Estimates” sections under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our last Annual Report on Form 10-K should be read in conjunction with this Quarterly Report.

Included in discontinued operations in our consolidated condensed statements of income for the three- and six-month periods ended June 30, 2006 are the operations of Airpro Mobile Air, LLC (“AMA”), an entity previously consolidated under FASB Interpretation No. 46, Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51, as a variable interest entity. Our investment in AMA was sold in December 2006.

A family partnership from which we leased 68 tractors was also consolidated into our consolidated condensed financial statements until September 30, 2006. Effective September 30, 2006, we terminated those leases, and the partnership is no longer consolidated into our financial statements.

Our Internet address is www.ffex.net. All of our filings with the SEC are available free of charge through our website as soon as reasonably practicable after we file them.

RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2007 and 2006

Revenue: Our revenue is derived from five types of transactions.  Linehaul revenue is order-based and earned by transporting cargo for our customers using tractors and trailers that we control by ownership, long-term leases, agreements with independent contractors (sometimes referred to as “owner-operators”), or through rail providers. Within our linehaul freight service portfolio we offer both truckload and less-than-truckload (“LTL”) services. Over 90% of our LTL shipments must be refrigerated or “temperature-controlled” to prevent damage to the cargo. We operate fleets, including dedicated fleets, that focus on temperature-controlled LTL shipments, temperature-controlled truckload shipments and non-refrigerated, or “dry”, truckload shipments. Our freight brokerage service provides freight transportation services to customers using third-party trucking companies.

Our dedicated fleet operation consists of tractors and trailers that haul freight for a specific customer only. Dedicated fleet revenue is asset based. Customers typically pay us weekly for trucks assigned to their service.

Income from equipment rental represents amounts we charge to independent contractors for the use of trucks that we own and lease to the owner-operator, as well as income for special-use equipment rentals. During the first half of 2006, we provided trailers in the aftermaths of Hurricanes Katrina and Rita. The revenue from the rental of refrigerated trailers used by governmental agencies in ongoing hurricane relief efforts was $2.1 million for that period.  There was no such revenue during the comparable six months of 2007.

The rates we charge for our freight services include fuel adjustment charges. In periods when the price we incur for diesel fuel is high, we add fuel surcharges to our charges for freight services in an effort to recover the additional costs from our customers. Fuel surcharges fluctuate with the price of diesel fuel.

During 2006, the capacity of the trucking industry to haul freight expanded at the same time that customer demand for such services decreased. One result of the imbalance in supply and demand was industry-wide downward pressure on the rates companies were able to charge for their transportation services. Most participants and observers of the trucking industry had anticipated equalization of supply and demand by mid-year but now do not expect the current imbalance to adjust itself before 2008.

The following table summarizes and compares the significant components of revenue for each of the three- and six-month periods ended June 30, 2007 and 2006:

	Three Months		Six Months
	2007	2006(d)	2007	2006(d)
Revenue from (a):
Temperature-controlled fleet	$34.3	$42.2	$68.7	$83.9
Dry-freight fleet	19.5	20.2	37.8	40.8
Total truckload linehaul services	53.8	62.4	106.5	124.7
Dedicated fleets	4.0	5.3	8.4	11.3
Total full-truckload	57.8	67.7	114.9	136.0
Less-than-truckload linehaul services	31.9	30.7	62.3	63.1
Fuel surcharges	18.1	20.2	32.8	37.2
Freight brokerage	4.0	3.1	7.1	6.0
Equipment rental	1.2	1.9	2.4	4.9
Total revenue	$113.0	$123.6	$219.5	$247.2
Operating expenses(a)	$116.2	$120.2	$223.4	$240.3
(Loss) income from operations (a)	$(3.2)	$3.4	$(3.9)	$6.9
Operating ratio (b)	102.8%	97.3%	101.8%	97.2%
Total full-truckload revenue	$57.8	$67.7	$114.9	$136.0
Less-than-truckload revenue	31.9	30.7	62.3	63.1
Total linehaul and dedicated fleet revenue	$89.7	$98.4	$177.2	$199.1
Weekly average trucks in service	2,124	2,235	2,143	2,267
Revenue per truck per week (c)	$3,249	$3,387	$3,198	$3,397

Computational notes:
(a)
Revenue and expense amounts are stated in million of dollars.  The amounts presented in the table may not agree to the amounts shown in the accompanying consolidated condensed statements of income due to rounding.

(b)	Operating expenses divided by total revenue.
(c)	Average daily revenue times seven, divided by weekly average trucks in service.
(d)
Due to changes in the way we tabulated the underlying data for 2007 and in order to provide a valid comparison to the 2006 statistical data, amounts reported for 2006 may differ from amounts previously reported.

The following table summarizes and compares our revenue-related data from full-truckload and LTL linehaul services for each of the three- and six-month periods ended June 30, 2007 and 2006:

	Three Months		Six Months
Truckload	2007	2006	2007	2006
Total linehaul miles (a)	41.5	46.5	82.0	93.6
Loaded miles (a)	37.5	42.0	73.9	84.7
Empty mile ratio (b)	9.6%	9.7%	9.9%	9.5%
Linehaul revenue per total mile (c)	$1.30	$1.34	$1.30	$1.33
Linehaul revenue per loaded mile (d)	$1.43	$1.49	$1.44	$1.47
Linehaul shipments (e)	40.1	43.8	79.4	88.1
Loaded miles per shipment (f)	935	959	931	961
Less-than-truckload
Hundredweight (e)	2,160	2,043	4,213	4,143
Shipments (e)	69.7	65.5	135.3	132.1
Linehaul revenue per hundredweight (g)	$14.77	$15.03	$14.79	$15.23
Linehaul revenue per shipment (h)	$458	$469	$460	$478
Average weight per shipment (i)	3,099	3,119	3,114	3,136

Computational notes:
(a)	In millions.
(b)	Total linehaul miles minus loaded miles, divided by total linehaul miles.
(c)	Revenue from linehaul services divided by total linehaul miles.
(d)	Revenue from linehaul services divided by loaded miles.
(e)	In thousands.
(f)	Total loaded miles divided by number of linehaul shipments.
(g)	LTL revenue divided by hundredweight.
(h)	LTL revenue divided by number of shipments.
(i)	LTL hundredweight times one hundred, divided by number of LTL shipments.

The following table summarizes and compares the makeup of our fleets between truckload and LTL and between company-provided tractors and tractors provided by owner-operators as of June 30, 2007 and 2006:

Truckload tractors	2007	2006
Company-provided	1,378	1,428
Owner-operator	485	464
Total truckload	1,863	1,892
LTL tractors
Company-provided	117	110
Owner-operator	120	145
Total LTL	237	255

Total company-provided	1,495	1,538
Total owner-operator	605	609
Tractors in service	2,100	2,147
Trailers in service	3,729	4,040

Excluding fuel surcharges, revenue decreased by $8.5 million (8.2%) and by $23.3 million (11.1%) respectively, when comparing the three- and six-month periods ended June 30, 2007 to the same periods of 2006.  Full-truckload revenue declined by $9.9 million (14.6%) and by $21.1 million (15.5%) during the three- and six-month periods ended June 30, 2007, respectively, as compared to the same periods of 2006. Linehaul revenue per loaded mile declined by 4.0% to $1.43 for the second quarter of 2007 as compared to the same period of 2006. When comparing year-to-date results for 2007 to 2006, linehaul revenue per loaded mile declined by 2.0% to $1.44 per mile. During the three- and six-month periods ended June 30, 2007, as compared to the same periods of 2006, the average full-truckload length of haul declined to 935 miles (2.5%) and to 931 miles (3.1%), respectively. Our empty mile ratio increased from 9.5% to 9.9% for the six-month period ended June 30, 2007 compared to the prior year, but improved to 9.6% for the three-month period ended June 30, 2007, slightly better than the same quarter of the prior year. The number of full-truckload linehaul shipments we transported during the second quarter of 2007 declined 8.4% to 40,100 shipments, as compared to 43,800 during the year-ago quarter. The same comparison for year-to-date results shows a decline of 9.9%, from 88,100 to 79,400 shipments.

We have lost a net of only 4 owner-operator-provided tractors between June 30, 2006 and June 30, 2007, but customer demand for truckload service in the first half of 2007 has been weak, impairing our ability to expand our full-truckload linehaul service.

Included in our truckload revenue is revenue from our intermodal operations. We have experienced a 4% increase in the number of intermodal loads, comparing the second quarter of 2007 to the same period of 2006. New marketing initiatives to expand our intermodal business have had an impact in turning around what was formerly a declining component of our service package. These initiatives will provide opportunities for revenue growth without depending on our ability to attract additional owner-operators. Further, it should reduce our need to invest capital in company-operated tractors.

Brokerage revenue improved by $0.9 million (29.0%) and by $1.1 million (18.3%) between the three- and six-month periods ended June 30, 2006 and 2007, respectively. When all our equipment is fully utilized, our freight brokerage service enables us to accept loads offered to us by engaging unaffiliated trucking companies to haul the freight. Our brokerage service bills the customer and pays the third-party trucking company.

During the latter half of 2006, we began to refocus on our brokerage service as a potential source of growth. At the end of 2006 and early in 2007, we brought in new management to devise and implement plans to achieve that potential.

Our linehaul rates are typically related to providing service between an origin and a destination. Often, it is necessary for trucks to run empty, or “deadhead”, for long distances from the city of their last delivery to the city of their next load. Historically, the expenses we incurred for deadhead miles could not be passed to the customer. The rapid escalation of fuel prices in 2005 and 2006 prompted negotiations that resulted in concessions from our customers that we should no longer bear 100% of the costs of deadhead miles, and at that time many of our customers agreed to absorb at least some of our incremental deadhead expense. Now that demand for trucking services in general has declined compared to a year ago, this shift from a seller's market to a buyer's market in the trucking industry has meant that fewer shippers are compensating us for deadheads during 2007.

LTL linehaul revenue increased by $1.2 million (3.9%) during the three months ended June 30, 2007 as compared to the same period of 2006; year-to-date, LTL linehaul revenue decreased by $0.8 million (1.3%) when comparing 2007 to 2006. When comparing the second quarter of 2007 to the same period of 2006, the number of LTL shipments transported increased by 6.4%, the average weight of the shipments transported decreased by 0.6% and the average linehaul revenue per LTL shipment declined by 2.3%. The same comparisons for year-to-date results indicate a 2.4% increase in the number of LTL shipments, a 0.7% decline in the weight per shipment and a 3.8% decline in the revenue per shipment. Concurrent with anticipated growth in customer demand as we near the end of the year, we plan to initiate LTL rate increases.

Recent high operating expenses in the trucking industry, particularly for maintenance and fuel, have contributed to a long-term trend of declining numbers of independent contractors providing equipment to the industry. Our ability to mitigate this industry-wide trend by expanding our company-operated fleets has been constrained by a lack of drivers qualified to operate the equipment.

Operating Expenses: The following table sets forth, as a percentage of revenue, certain major operating expenses for each of the three- and six-month periods ended June 30, 2007 and 2006:

	Three Months		Six Months
	2007	2006	2007	2006
Salaries, wages and related expenses	29.3%	26.6%	29.7%	27.1%
Purchased transportation	24.8	23.9	23.9	23.4
Fuel	18.4	19.1	18.1	18.0
Supplies and expenses	12.0	11.1	12.3	11.8
Revenue equipment rent and depreciation	11.2	10.3	11.5	10.5
Claims and insurance	5.4	4.1	4.1	3.7
Other	1.7	2.2	2.2	2.7
Total operating expenses	102.8%	97.3%	101.8%	97.2%

     Salaries, Wages and Related Expenses: Salaries, wages and related expenses increased by $0.3 million (.8%) and decreased by $1.7 million (2.5%) during the three- and six-month periods ended June 30, 2007, respectively, as compared to the same periods of 2006. The following table summarizes and compares the major components of these expenses for each of the three- and six-month periods (in millions):

	Three Months		Six Months
Salaries, Wages and Related Expenses from	2007	2006	2007	2006
Driver salaries and per diem expenses	$18.0	$19.3	$36.7	$38.5
Non-driver salaries	10.7	9.8	20.2	19.2
Payroll taxes	2.0	1.9	4.4	4.5
Work-related injuries	1.4	0.3	1.8	2.0
Health insurance and other	1.0	1.6	2.1	2.7
	$33.1	$32.9	$65.2	$66.9

Driver salaries and per diem expenses fell by $1.3 million (6.7%) and by $1.8 million (4.7%) when comparing the three- and six-month periods ended June 30, 2007, respectively, to the same periods of 2006.  Employee-drivers are typically paid wages and per diem expense allowances calculated on a per-mile basis, except in our dedicated fleets where drivers are typically paid by the day.  In April 2006, we increased our employee-driver pay scale by about 6% in an effort to improve our ability to attract and retain qualified employee-drivers. The impact of this was mitigated by the presence of fewer trucks in our fleet.  Employee-driver turnover has remained at about 90% during both of the six-month periods ended June 30, 2007 and 2006.  In the trucking industry, driver turnover has often exceeded 125% for many years, as the industry has competed with construction and other trades for labor. Since 2006, we have taken certain steps to address this problem, such as the centralization of our truckload operations and improvements in communications between drivers and their fleet managers, with favorable initial results.

The disparity between the drop in revenue compared to the drop in driver pay is primarily due to the per diem rate increase and the higher proportion of our freight handled by company drivers rather than owner-operators. Payments to owner-operators are included in purchased transportation expense.

As the size of our fleets declined during 2006 and 2007, we noted that we needed fewer non-driver employees to support our business. Also, over the past few years, we have been able to automate certain back-office functions that were previously performed manually. To address the problem of having too many non-driver employees, during June 2007 we offered all such employees incentives to voluntarily end their employment with us. When comparing the three- and six-month periods ended June 30, 2006 and 2007, non-driver salaries and wages increased by $0.9 million (9.2%) and by $1.0 million (5.2%), respectively, primarily due to severance pay in the second quarter of 2007 related to voluntary separation payments we made to terminated employees. We project the effect of these payments will be to reduce future non-driver salaries, wages and related expenses by about $2.5 million on an annual basis. We will continue to implement strategies to eliminate, consolidate and automate remaining back-office processes in order to further reduce our non-driver staff. We will determine whether or not to offer similar incentives on a case-by-case basis, depending on the circumstances involved.

During the latter part of 2006 and early in 2007, we completed the consolidation of our truckload dispatch and truck manager functions into one centralized facility located in suburban Dallas, a project started in October 2006. As a result, more work has been accomplished with fewer people, and the quality of the work-product has improved.

By the end of June 2007, we had reduced the number of our non-driver employees by about 135.

We sponsor a 401(k) wrap plan that enables certain highly-compensated employees to defer a portion of their current salaries to their post-retirement years. Because the wrap plan's assets are held by a grantor or “rabbi” trust, we are required to include the wrap plan's assets and liabilities in our consolidated condensed financial statements. As of June 30, 2006 and 2007, respectively, such assets included approximately 148 thousand and 81 thousand shares of our common stock, which are classified as treasury stock in our consolidated condensed balance sheets.

We are required to value the assets and liabilities of the wrap plan at market value on our periodic balance sheets, but US GAAP precludes us from reflecting the treasury stock portion of the wrap plan's assets at market value. When the market value of our common stock rises, this causes upward pressure on non-driver salaries and wages expense. The opposite is true when the market value of our common stock falls. During the first six months of 2006 and 2007, the per-share market price of our stock declined by $.01 and increased by $1.54, respectively. That resulted in increases of approximately $136 thousand in salaries and wages expense for the first six months of 2007 as compared to the same period of 2006. Also, as of June 30, 2006 and 2007, respectively, our executive bonus and phantom stock plan was partially denominated in approximately 166 thousand and 104 thousand “phantom” shares of our stock, the liability for which is also determined by the value of our stock. That contributed to an increase of about $160 thousand for the first six months of 2007.

Costs associated with work-related injuries increased by $1.1 million (367%) when comparing the second quarter of 2007 to the same period of 2006, but decreased by $0.2 million (10.0%) when comparing year-to-date results of this year to last year. Such expenses principally relate to injuries sustained by employees during the course of their employment. Large fluctuations can be caused by the occurrence of just one serious injury in a quarter compared to a quarter with lesser experience in the frequency and severity of injuries or the settlement of claims for less money than the initial analysis had indicated. The results for this past quarter reflect a serious injury within the quarter as well as unanticipated adjustments to a prior year injury.

We share the cost of health insurance with our employees. For the past several years, we have experienced double-digit percentage health insurance cost increases. Since 2004 and through 2007, we have repeatedly increased both the amounts employees pay to participate and the amount of medical costs that must be borne by our employees. Consequently, due to program management, increased employee cost-sharing and improved claims experience, our costs improved significantly, declining by $0.6 million for both the three- and six-month periods ended June 30, 2007.

Purchased Transportation:  Purchased transportation expense declined by $1.6 million (5.4%) and by $5.5 million (9.5%) during the three- and six-month periods ended June 30, 2007, respectively, as compared to the comparable periods of 2006. The following table summarizes and compares the major components of our purchased transportation expense for each of those periods by type of service (in millions):

	Three Months		Six Months
Purchased Transportation Expense from	2007	2006	2007	2006
Linehaul service	$20.1	$22.8	$38.7	$44.9
Fuel adjustments	4.5	4.2	7.9	8.0
Freight brokerage and other	3.4	2.6	5.8	5.0
	$28.0	$29.6	$52.4	$57.9

Purchased transportation for linehaul service primarily represents payments to owner-operators in exchange for our use of their vehicles to transport shipments. The $2.7 million (11.8%) and $6.2 million (13.8%) decreases in such expenses during the three- and six-month periods ended June 30, 2007, respectively, as compared to the same periods of 2006, are the result of both a decline in revenue and a decrease in the number of owner-operator-provided tractors in our fleets.

While the owner-operator fleet dropped from 609 at June 30, 2006 to 605 at the end of June 30, 2007, it was up from 563 at the end of March 2007. We have made a concerted effort to improve our contractor relations and retention, including a pro-active focus on the accuracy of their settlements, improved communications between the contractor and the contractor relations department and upgraded the quality of the equipment and the warranties available to those who lease their equipment through us. As is typical in our industry, contractors are now encouraged to utilize the services of a company that provides business services for them and facilitates their financial success.

Purchased transportation for fuel adjustments represents incremental payments to owner-operators to compensate them for currently high fuel costs. Owner-operators are responsible for all expenses associated with the operation of their tractors, including labor, maintenance and fuel. When retail diesel fuel prices rise, we charge our customers incremental fuel adjustment charges to defray such higher costs, pursuant to the contracts and tariffs by which our freight rates are determined. In most cases, those fuel adjustment rates automatically fluctuate as diesel fuel prices rise and fall. To the extent that shipments are transported by owner-operators, we pass the amount of these fuel surcharges to the owner-operators in order to offset their incremental fuel expense.

Purchased transportation expenses associated with our freight brokerage and other service offerings increased by $0.8 million (30.8%) and $0.8 million (16.0%) for the three- and six-month periods ended June 30, 2007, respectively, as compared to the same periods of 2006. Freight brokerage purchased transportation expense is highly correlated to freight brokerage revenue, which increased by 29.0% and 18.3% when making the same comparisons.

Intermodal purchased transportation expense (included in “linehaul service” in the above table) declined by 29% when comparing the year-to-date results of 2007 to the same period of 2006, with only a 20.7% decrease in the number of loads transported. Management hired to develop our intermodal revenue growth initiative has been successful in negotiating directly with the railroads, avoiding the cost of fees associated with third-party brokers, thus improving our cost structure by 11% per load when comparing year-to-date 2007 to the same period of 2006. In times of excess capacity compared to customer demand, we find it more cost effective to haul freight with our own equipment rather than using intermodal services.

Fuel: Fuel expense decreased by $2.9 million (12.1%) and by $4.7 million (10.6%) during the three- and six-month periods ended June 30, 2007, respectively, as compared to the same periods of 2006, and decreased as a percentage of revenue from 24.1% to 23.2% for the second quarter and stayed relatively unchanged at 22.5% and 22.4% for the year-to-date performance in 2007 and 2006, respectively. The following table summarizes and compares the relationship between fuel expense and total linehaul and dedicated fleet revenue during each of the three- and six-month periods ended June 30, 2007 and 2006 (in millions):

	Three Months		Six Months
	2007	2006	2007	2006
Total linehaul and dedicated fleet revenue	$89.7	$98.4	$177.2	$199.1
Fuel expense	$20.8	$23.7	$39.8	$44.5
Fuel expense as a percent of total linehaul and dedicated fleet revenue	23.2%	24.1%	22.5%	22.4%

 The average price per gallon of fuel we paid did not change significantly between the first six months of 2006 and 2007. Fuel adjustment charges do not always fully compensate us or our independent contractors for increased fuel costs. Accordingly, fuel price volatility can impact our profitability. We have in place a number of strategies that mitigate, but do not eliminate, the impact of such volatility. Pursuant to the contracts and tariffs by which our freight rates are determined, most of those rates automatically fluctuate as diesel fuel prices rise and fall.

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

At June 30, 2007, about 200 of our company-operated full-truckload units had Auxiliary Power Units (“APUs”) installed. Such devices are designed to maintain a comfortable environment for off-duty drivers as they rest in a truck's “sleeper”, while using less fuel. We will continue the testing process to determine if these enhancements will produce effective returns on investment.

New federal environmental regulations over diesel engine exhaust cleanliness became effective during the first quarter of 2007. Tractors provided under the new regulations are powered by engines with more extensive exhaust filtering systems. The new engines are designed to burn diesel fuel more completely, thereby reducing the level of particulates such engines discharge into the air.

We have planned our tractor orders so that we will not have to accept delivery of the 2007-model tractors until the fall of 2007. That plan will delay the impact of an anticipated decline in the miles per gallon but will not avoid the increase in fuel prices already in effect.  Our tractor fleet should be fully converted to the new engines by the end of 2011. We intend to continue to pass our increases in fuel expenses to our customers, but there can be no assurance that we will succeed in those efforts.

Supplies and Expenses: Supplies and expenses decreased by $0.1 million (1.0%) and by $2.1 million (7.1%) during the three- and six-month periods ended June 30, 2007, respectively, as compared to the same periods of 2006. The following table summarizes and compares the major components of supplies and expenses for each of the three- and six month-periods (in millions):

	Three Months		Six Months
Supplies and Expenses from	2007	2006	2007	2006
Fleet repairs and maintenance	$3.9	$4.1	$7.9	$9.1
Freight handling	3.0	2.7	5.7	5.5
Driver travel expenses (excluding per diem expense)	0.6	0.8	1.3	1.6
Tires	1.4	1.6	2.8	3.2
Terminal and warehouse expenses	1.5	1.5	3.0	2.9
Driver recruiting	1.4	1.2	2.8	2.6
Other	1.8	1.9	3.5	4.2
	$13.6	$13.8	$27.0	$29.1

Fleet repairs and maintenance declined by $0.2 million (4.9%) and by $1.2 million (13.2%) for the three- and six-month periods ended June 30, 2007, respectively, as compared to the same periods of 2006. Prior to 2006, we had been replacing our tractors on a 42- to 48-month cycle. Late in 2006, we began to shorten the cycle to 42 months. Older tractors are more costly to maintain and most repairs to newer tractors are covered by manufacturers' warranties. We plan to continue phasing out older tractors during the remainder of 2007.

Driver recruiting expenses were up $0.2 million for both the three- and six-month periods ended June 30, 2007 as compared to the same periods of 2006. The lack of availability of qualified truck drivers has been a problem for our industry for many years, and trucking companies usually recruit drivers from other trucking companies. The trucking industry also competes with other trades, such as the construction industry, agriculture and manufacturing for skilled labor. Inexperienced employee-driver candidates must be properly trained before qualifying to be “solo” drivers, and when we recruit these inexperienced employee-driver candidates, we provide training through a truck-driving school. As qualified drivers have become harder to find, we have continued to advertise and solicit for drivers and independent contractors. Improved retention of drivers currently in service is required in order to mitigate the need to recruit drivers to replace those who leave. In order to improve such retention, we implemented a pay-rate increase for our employee-drivers in April 2006.

For many years, we have paid our owner-operators for the use of their tractors based on a percentage of the revenue from the shipments they hauled. During 2007, we have made significant progress in the retention of our independent contractors through the development and implementation of a mileage-based compensation contract. Through this new tool, our independent contractors are paid faster and more accurately because we can pay the contractor before we are able to calculate the revenue. This, along with other enhancements in our contractor relations department, has helped to further improve retention of these key business partners. This should allow us reduce our expenses for recruiting independent contractors. We will continue to explore and implement other strategies in an effort to reduce recruiting costs through improved retention of employee-drivers and independent contractors with trucks currently in our fleets.

Rentals and Depreciation: Rentals and depreciation declined by $0.5 million (2.0%) during the first six months of 2007 compared to the same period of 2006. Going forward, we anticipate the new engine technology will increase the cost to acquire such trucks by about $7,500 per truck when new. If at the beginning of 2011, our fleet were to be the same size as it was at the end of 2006, and if the EPA-mandated engine were the only factor affecting the cost of new tractors in the interim, the total of our equipment and rental expense for 2011 would be about $7.5 million more than it was during 2006, or almost $2 million per quarter. We expect to recover these costs by increasing our rates, reducing fuel consumption and lowering our maintenance costs.

Claims and Insurance: Claims and insurance expenses increased by $1.0 million (19.6%) for the three-month period ended June 30, 2007, as compared to the same period of 2006, and were unchanged when comparing the six-month periods ended June 30, 2006 and 2007. The following table summarizes and compares the major components of claims and insurance expenses for each of the three- and six- month periods (in millions):

	Three Months		Six Months
Claims and Insurance Expenses from	2007	2006	2007	2006
Liability	$4.4	$3.8	$6.2	$6.5
Cargo	0.8	0.7	1.4	1.4
Physical damage	0.9	0.6	1.5	1.2
	$6.1	$5.1	$9.1	$9.1

Claims and insurance expenses can vary significantly from year to year, and even more so from quarter to quarter. The number and amount of open claims is significant, as well as the severity of the claims. When an incident occurs, we reserve for the incident's estimated outcome based on all information known at the time. We have accrued our estimated costs related to all open claims. There can be no assurance these claims will be settled without a material adverse effect on our financial position or our results of operations. As additional information becomes available, adjustments may be necessary.

Under our current policies for liability incidents, we retain all of the risk for losses up to $3 million per incident. We are fully insured for losses between $3 million and $5 million per occurrence. Between $5 million and $10 million, we retain 25% of the risk and we are fully insured for losses between $10 million and $50 million. Our existing policies for liability insurance will expire on June 1, 2008.

The changes in the amounts of liability and physical damage expense we incurred between the second quarters of 2006 and 2007 resulted from differences in the number and severity of incidents that occurred during the periods involved. During 2006, we improved our manner of accounting for cargo claims by establishing procedures to ensure that losses are timely identified and communicated to management. Based on that and historical trends, we are better able to estimate the outcomes of known losses and also estimate what our losses for events that have been incurred but not reported.

Accrued claims and liabilities on our balance sheets include reserves for over-the-road accidents, work-related injuries, self-insured employee medical expenses and cargo losses. Employee-related insurance costs such as medical expenses and work-related injuries are included in salaries, wages and related expenses in our consolidated condensed statements of income, while expenses for cargo losses and auto liability are included in insurance expense. It is probable the estimates we have made at any point in time will change in the future.

Gains on Disposition of Equipment:  Gains from the disposition of equipment were $1.5 million during the first six months of 2007, as compared to $1.7 million during the same period of 2006.  The periodic amount of such gains depends primarily upon conditions in the market for previously-owned equipment and on the quantity of retired equipment sold.

Miscellaneous Expenses: Miscellaneous operating expenses decreased by $0.9 million (53.0%) and $2.7 million (60.7%) for the three- and six-month periods ended June 30, 2007, respectively, as compared to the same periods of 2006. The following table summarizes and compares the major components of miscellaneous expenses for each of the three- and six-month periods ended June 30, 2007 and 2006 (in millions):

	Three Months		Six Months
Miscellaneous Expense from	2007	2006	2007	2006
Building and office equipment rent	$0.3	$0.4	$0.7	$0.9
Legal fees	0.2	1.2	0.2	2.2
Audit fees	0.2	0.3	0.3	0.7
Sarbanes-Oxley fees	0.1	(0.3)	0.2	0.3
Other	--	--	0.3	0.3
	$0.8	$1.6	$1.7	$4.4

The largest component of miscellaneous expenses for the six months ended June 30, 2006 was approximately $2.1 million for legal and audit fees associated with the investigation commissioned by the Audit Committee of the Board of Directors, concluded during the second quarter of 2006.

Building and office equipment rent has declined from 2006 to 2007 because of our move from a rented facility in the Atlanta area to one that we constructed and now own.

Operating Income or Loss: Income from continuing operations decreased by $6.6 million (194.4%) and $10.7 million (156.2%) during the three- and six-month periods of 2007, respectively, as compared to the same periods of 2006.

Interest and Other: The following table summarizes and compares our interest and other (income) expense for each of the three- and six-month periods ended June 30, 2007 and 2006 (in thousands):

	Three Months		Six Months
Interest and Other (Income) Expense from	2007	2006	2007	2006
Interest expense	$--	$62	$--	$122
Interest (income)	(241)	(219)	(381)	(336)
Equity in earnings of limited partnership	(108)	(115)	(207)	(252)
Life insurance and other	332	(9)	359	(55)
	$(17)	$(281)	$(229)	$(521)

Pre-Tax and Net Income: Pre-tax income from continuing operations declined by $6.8 million (186.7%) and $11.0 million (149.1%) when comparing the three- and six-month periods ended June 30, 2007, respectively, to the same periods of 2006. Net income decreased by $2.8 million (131.3%) and by $4.9 million (122.1%), respectively, when making the same comparisons.

Our effective tax rate (income tax provision divided by pre-tax income) for fiscal 2007 was more than 40 percentage points higher than the 35% statutory federal rate.  As a result of nondeductible expenses and state income taxes, the effective tax rate for the six-month period ended June 30, 2007 was 75.4%, which includes 2% for state income tax, net of federal benefit. Our effective tax rate during the first six months of 2006 was 45.3%.

For the six months ended June 30, 2007, expenses that are not tax-deductible were nearly two-thirds of our pre-tax loss, principally for meals and incidental expenses incurred by our employee-drivers. Such non-deductible expenses have the effect of increasing the effective tax rate. When non-deductible expenses are small relative to the amount of pre-tax income, their impact on the effective rate is smaller than when such non-deductible expenses are large relative to the amount of pre-tax income, as was the case through June, 2007.

US GAAP requires that for interim periods, we estimate our expected tax rate for the year and use that rate throughout all quarters.   The amount of our income tax benefit or expense and the effective tax rate may vary considerably based on the level of non-deductible expenses relative to our pre-tax loss or income.  As required by US GAAP, we will again update our estimate at the end of the third quarter, ending on September 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Debt and Working Capital: Cash from our revenue is typically collected between 20 and 50 days after the service has been provided. We continually seek to accelerate our collection of accounts receivable to enhance our liquidity or reduce any debt. Our freight business is highly dependent on the use of fuel, labor, operating supplies and equipment provided by owner-operators. We are typically obligated to pay for these resources within seven to fifteen days after we use them, so our payment cycle is a significantly shorter interval than our collection cycle. This disparity between cash payments to our suppliers and cash receipts from our customers can create needs for borrowed funds to finance our working capital, especially during our busiest time of year.

As of June 30, 2007, our working capital (current assets minus current liabilities) was $39.9 million, as compared to $34.1 million as of June 30, 2006. Accounts receivable decreased by $5.3 million (9.7%) when comparing the balance at June 30, 2007 to that at June 30, 2006, primarily due to the reduction in sales levels.

Our primary needs for capital resources are to finance working capital, expenditures for property and equipment and, from time to time, acquisitions. Working capital investment typically increases during periods of sales expansion when higher levels of receivables occur.

We had no long-term debt as of June 30, 2007, and after commitments for various letters of credit primarily related to insurance policies, the available portion of the company's $50.0 million revolving credit facility was $44.0 million. The credit agreement expires on June 1, 2010.

We believe the funds available to us from our working capital, future operating cash flows and our credit and leasing facilities will be sufficient to finance our operation during the next twelve months.

As of June 30, 2007, we were in compliance with all of our restrictive covenants and we project that our compliance will remain intact during 2007. Due to the net loss in the first half of 2007, we have amended our debt agreement in order to continue paying cash dividends and repurchasing our stock.

Cash Flows: During the six-month period ended June 30, 2007, cash provided by operating activities was $12.0 million as compared to $11.9 million during the same period of 2006.  Operating cash flows were positively impacted during the first six months of 2007 as compared to the same period of 2006 by, among other things, changes in other current assets, income taxes payable and accrued payroll. During 2007, the most significant of these was the receipt of a $5.8 million income tax refund for the overpayment of estimated taxes during the first half of 2006. In addition, we collected nearly $3.0 million in cash for equipment sold in 2006.  The impact of these positive factors was offset by changes in accrued claims, accounts receivable, and the decline in operating income. Of these, the change in accounts receivable, due to reduced revenue levels and the collection in 2006 of the disaster-related receivables, caused a decline in cash flows of $12.5 million while the reduction in net income caused a decline of $4.9 million.

The total of depreciation and amortization expense for both of the six-month periods ended June 30, 2007 and 2006 was $12.8 million.

Cash flows involving investing activities changed from $14.9 million in cash used during the first six months of 2006 to $0.9 million in cash provided during the comparable period of 2007. Decreased expenditures for property and equipment net of proceeds from the sale of retired assets accounted for most of the change, while changes in life insurance proceeds accounted for another $0.9 million.

Cash flows involving financing activities changed from $1.3 million in cash provided for the six months ended June 30, 2006 to $7.5 million in cash used for the six months ended June 30, 2007. In the first half of 2007, the company purchased 289,300 shares of our common stock on the open market and 92,500 shares of common stock from current and former employees in simultaneous transactions with the exercise of the same number of options. There were no similar transactions during the same six-month period of 2006. Other significant changes in cash flows involving financing activities included the net repayment of borrowings of $4.9 million during the six-month period of 2007 compared to none for the same period of 2006.

Obligations and Commitments:  As of June 30, 2007, we had no debt and we had issued letters of credit for insurance purposes in the amount of $6.0 million. The table below sets forth information as to the amounts of our obligations and commitments as well as the year in which they will become due (in millions):

Payments Due by Year	Total	2007(1)	2008	2009	2010	2011	After 2011
Long-term debt and letters of credit	$6.0	$--	$--	$--	$6.0	$--	$--
Purchase obligations	13.8	13.8	--	--	--	--	--
Operating leases for
Rentals	90.2	15.6	28.3	22.0	11.7	6.1	6.5
Residual guarantees	3.6	--	1.0	1.1	1.5	--	--
Accounts payable	23.8	23.8	--	--	--	--	--
Accrued payroll	4.6	4.6	--	--	--	--	--
	142.0	$57.8	$29.3	$23.1	$19.2	$6.1	$6.5
Deferred compensation
Phantom stock (2)	1.1
Rabbi trust (3)	1.6
Total	$144.7

(1)	Represents amounts due between July 1, 2007 and December 31, 2007.
(2)
Represents the current value of approximately 104,000 phantom stock units awarded pursuant to our Executive Bonus and Phantom Stock Plan and a Supplemental Executive Retirement Plan. An officer may elect to cash out any number of the phantom stock units between December 1 and December 15 of any year selected by the officer with the payout amount with respect to each phantom stock unit being generally equal to the greater of (i) the actual price of our common stock on December 31 of the year of an officer's election to cash out the unit or (ii) the average of the 12 month-end values of our stock during the year in which an officer elects to cash out. Accordingly, we are unable to anticipate the year this currently unfunded obligation will be paid in cash or the amount of cash ultimately payable.

(3)
Includes the obligations of a "grantor" (or "rabbi") trust established in connection with our 401(k) wrap plan to hold company assets to satisfy obligations under the wrap plan. The trust obligations include approximately 81,000 shares of our common stock that will be cashed out either upon the eligibility of the obligations to be transferred to our 401(k) Savings Plan or upon the retirement of individual wrap plan participants. Accordingly, we are unable to anticipate the year this amount will be paid in cash or the amount of cash ultimately payable.

As of June 30, 2007, we had contracts to purchase tractors and trailers totaling $13.8 million during the remainder of 2007. We expect to lease many of the tractor and trailer assets when they are placed into service.

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

Offsetting our lease residual guarantees, when our tractors were originally leased, the tractor manufacturer conditionally agreed to repurchase the tractors at the end of the terms of the leases. Factors which may limit our ability to recover the amount of the residual guarantee from the manufacturer include specifications as to the physical condition of each tractor, their mechanical performance, each vehicle's accumulated mileage, and whether or not we order replacement and additional vehicles from the same manufacturer. The price to be paid by the manufacturer is generally equal to the full amount of the lessor's residual. In addition to residual values, our tractor leases contain fair value purchase options. Our agreement with the tractor manufacturer enables, but does not require, us to sell the tractors back to the manufacturer at a future date, should we own them at such time, at a predetermined price. In order to avoid the administrative efforts necessary to return leased tractors to the lessor, we typically purchase such tractors from the lessor by paying the residual value and then sell the tractors to the manufacturer. There is no material gain or loss on these transactions because the residual value we pay to the lessor is generally equal to the manufacturer's purchase price.

At June 30, 2007, the amount of our obligations to lessors for residual guarantees did not exceed the amount we expect to recover from the manufacturer.

Approximately 99 of our oldest company-operated tractors are expected to be replaced during the remainder of 2007. These expenditures will be financed with internally generated cash flows, borrowings under available credit agreements and leasing. We expect these sources of capital to be sufficient to finance our operations.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expanded disclosures about fair value measurement. Companies are required to adopt the new standard for fiscal periods beginning after November 15, 2007. The company is evaluating the impact of this standard and does not expect it to have a material impact on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value, which can be elected on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The company is evaluating the impact of this standard and does not expect it to have a material impact on its consolidated financial statements.

No other new accounting pronouncement issued or effective has had or is expected to have a material impact on the company's consolidated financial statements.

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

OFF-BALANCE SHEET ARRANGEMENTS

We utilize non-cancelable operating leases to finance a portion of our revenue equipment acquisitions. As of June 30, 2007, we leased 1,122 tractors and 2,118 trailers under operating leases with varying termination dates ranging from 2007 to 2014. Vehicles held under operating leases are not carried on our balance sheet, and lease payments for such vehicles are reflected in our income statements in the line item “Revenue equipment rent”.  Our rental expense related to vehicle operating leases during the six months ended June 30, 2006 and 2007 was $15.6 million and $15.2 million, respectively.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We held no market-risk-sensitive instruments for trading purposes as of June 30, 2007.  For purposes other than trading, we held the following market-risk-sensitive instruments as of June 30, 2007:

Description	Discussion
Rabbi Trust investment ($0.8 million) in 81,000 shares of our stock.

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

Cash surrender value of life insurance policies, $1.6 million.
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

Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures:  As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and the operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2007, because of the material weaknesses discussed below.

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

As a result of this assessment, management identified the following material weaknesses, as defined by the Public Company Accounting Oversight Board's Auditing Standard No. 2, as of December 31, 2006:

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

As a result of the material weakness in internal control over financial reporting described in the preceding paragraph, management has concluded that as of June 30, 2007, the Company's internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

(c) Changes in Internal Control over Financial Reporting: There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are party to routine litigation incidental to our business, primarily involving claims for personal injury, property damage, work-related injuries of employees and cargo losses incurred in the ordinary and routine highway transportation of freight. We also primarily self-insure for employee health care claims.  As of June 30, 2007, the aggregate amount of reserves for such claims on our consolidated condensed balance sheet was $18.2 million. We maintain excess insurance programs and accrue for expected losses in amounts designed to cover liability resulting from such claims.

On January 4, 2006, the Owner Operator Independent Drivers Association, Inc. and three independent contractors with trucks formerly contracted to one of our operating subsidiaries filed a putative class action complaint against the subsidiary in the United States District Court for the Northern District of Texas. The complaint alleged that parts of the subsidiary's independent contractor agreements violated the federal Truth-in-Leasing regulations at 49 CFR Part 376. The complaint sought to certify a class comprised of all independent contractors of motor vehicle equipment who have been party to a federally-regulated lease with the subsidiary during the time period beginning January 4, 2002 and continuing to the date of the complaint, and sought injunctive relief, an unspecified amount of damages, and legal costs. The subsidiary's response to the complaint was filed during March 2006.  The plaintiffs submitted a motion for class certification on September 15, 2006, and the subsidiary's response was filed in December 2006. In June, 2007, the Court denied the plaintiffs’ request for class status. The plaintiffs may continue as individuals. We do not believe we are in a position to conclude whether or not there is a reasonable possibility of an adverse outcome in these individual cases or what damages, if any, the plaintiffs would be awarded should they prevail on all or any part of their claims. We believe the subsidiary has meritorious defenses, which it intends to assert vigorously.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table includes information about our common stock repurchases during the three-month period ended June 30, 2007.

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (1) (d)
April 1 to April 30, 2007	2,200		$8.30	2,200	907,400
May 1 to May 31, 2007	92,600		9.16	92,600	814,800
June 1 to June 30, 2007	--	(2)	--	--	814,800
Total	94,800		$9.14	94,800

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

(2)
During June 2007, current and former employees exchanged 58,300 shares they owned for more than one year as consideration for the exercise of stock options, as permitted by our stock option plans. Such transactions are not deemed as having been purchased as part of our publicly announced plans or programs.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on May 24, 2007. Of the 17,402,711 shares eligible to vote, 15,950,357 shares were represented at the meeting. The following table summarizes the results of voting held during the Annual Meeting.

Election of Directors

Each of management’s nominees for Class III directors, as listed in the proxy statement, was elected with the number of votes set forth below:

Director	For	Against	Abstain	Results
Stoney M. Stubbs, Jr. T. Michael O’Connor Jerry T. Armstrong	13,293,212 15,524,447 15,524,322	2,238,158 197,844 219,892	418,987 228,066 206,143	Approved Approved Approved

In addition to the directors listed above whose terms will expire in 2010, continuing as directors with terms expiring in 2008 are Leroy Hallman and S. Russell Stubbs, and continuing as directors with terms expiring in 2009 are Brian R. Blackmarr, W. Mike Baggett and Thomas G. Yetter.

Management Proposals

Subject of Proposal	For	Against	Abstain	Broker Withheld	Results
To approve an amendment to The 2005 Stock Incentive Plan.	12,123,048	871,796	228,066	2,727,447	Approved
To approve an amendment and restatement of the Articles of Incorporation.	13,257,107	2,246,771	446,479	--	Approved

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)(17 CFR 240.13a-14(a)). (filed herewith)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)(17 CFR 240.13a-14(a)). (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FROZEN FOOD EXPRESS INDUSTRIES, INC.
(Registrant)

Dated: August 8, 2007	By	/s/ Stoney M. Stubbs, Jr.
Stoney M. Stubbs, Jr. Chairman of the Board of Directors and President (Principal Executive Officer)

FROZEN FOOD EXPRESS INDUSTRIES, INC.
(Registrant)
Dated: August 8, 2007	By	/s/ Thomas G. Yetter
Thomas G. Yetter Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)(17 CFR 240.13a-14(a)). (filed herewith)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)(17 CFR 240.13a-14(a)). (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)