Form 10-Q
period 2007-09-30
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2007-11-06
CIK 39273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes     ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  ☒No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common stock, $1.50 par value	16,983,846 at September 30, 2007

-i-

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(In thousands)

	September 30, 2007 (unaudited)	December 31, 2006
Assets
Current assets
Cash and cash equivalents	$8,650	$9,589
Accounts receivable, net	52,848	49,895
Tires on equipment in use, net	5,197	4,953
Other current assets	13,659	21,749
Total current assets	80,354	86,186

Property and equipment, net	91,177	97,808
Other assets	7,505	7,768
Total assets	$179,036	$191,762
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$31,959	$23,206
Accrued claims	9,229	11,084
Accrued payroll and deferred compensation	6,528	8,478
Accrued liabilities	1,811	2,005
Total current liabilities	49,527	44,773

Long-term debt	--	4,900
Deferred income taxes	9,105	9,752
Accrued claims	7,750	9,806
Total liabilities	66,382	69,231

Shareholders' equity
Par value of common stock (18,572 shares issued)	27,858	27,858
Paid-in capital	5,604	6,045
Retained earnings	92,557	98,257
	126,019	132,160
Treasury stock (1,671 and 1,170 shares, at cost)	(13,365)	(9,629)
Total shareholders' equity	112,654	122,531
Total liabilities and shareholders' equity	$179,036	$191,762

See accompanying notes to consolidated condensed financial statements.

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Income
Three and Nine Months Ended September 30,
(Unaudited and in thousands, except per-share amounts)

	Three Months		Nine Months
	2007	2006	2007	2006
Revenue	$114,730	$124,133	$334,288	$371,285
Operating expenses
Salaries, wages and related expenses	31,893	30,813	97,101	97,688
Purchased transportation	30,813	30,335	83,216	88,234
Fuel	21,684	23,499	61,435	67,968
Supplies and expenses	13,911	15,296	40,926	44,364
Revenue equipment rent	7,640	7,537	22,885	23,153
Depreciation	4,592	5,082	14,697	15,325
Communications and utilities	1,169	1,120	3,213	3,176
Claims and insurance	3,125	4,579	12,212	13,640
Operating taxes and licenses	1,188	1,138	3,550	3,383
Gains on disposition of equipment	(799)	(958)	(2,331)	(2,609)
Miscellaneous expenses	772	313	2,501	4,714
Total operating expenses	115,988	118,754	339,405	359,036
(Loss) income from continuing operations	(1,258)	5,379	(5,117)	12,249
Interest and other (income) expense
Interest expense	--	103	--	225
Interest income	(189)	(93)	(571)	(393)
Equity in earnings of limited partnership	(211)	(226)	(418)	(478)
Life insurance and other	163	327	523	236
Total interest and other (income) expense	(237)	111	(466)	(410)
Pre-tax (loss) income from continuing operations	(1,021)	5,268	(4,651)	12,659
Income tax expense (benefit)	2,214	2,423	(522)	5,781
Net (loss) income from continuing operations	(3,235)	2,845	(4,129)	6,878
Income from discontinued operations, net of tax	--	17	--	32
Net (loss) income	$(3,235)	$2,862	$(4,129)	$6,910

Net (loss) income from continuing operations per share of common stock
Basic	$(0.19)	$0.16	$(0.24)	$0.38
Diluted	$(0.19)	$0.15	$(0.24)	$0.37
Net income from discontinued operations per share of common stock
Basic	$--	$--	$--	$--
Diluted	$--	$--	$--	$--
Net (loss) income per share of common stock
Basic	$(0.19)	$0.16	$(0.24)	$0.38
Diluted	$(0.19)	$0.16	$(0.24)	$0.37
Weighted average shares outstanding
Basic	17,293	17,876	17,335	17,971
Diluted	17,293	18,374	17,335	18,688

See accompanying notes to consolidated condensed financial statements.

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
For the Nine Months Ended September 30,
(Unaudited and in thousands)

	2007	2006
Net cash provided by operating activities	$8,884	$14,108

Cash flows from investing activities
Expenditures for property and equipment	(11,893)	(31,020)
Proceeds from sale of property and equipment	11,251	13,279
Other	(14)	(582)
Net cash used in investing activities	(656)	(18,323)

Cash flows from financing activities
Proceeds from borrowings	200	20,900
Payments against borrowings	(5,100)	(19,900)
Debt repaid by variable interest entities	--	(670)
Proceeds from capital stock transactions	1,366	2,810
Dividends paid	(1,571)	--
Purchases of treasury stock	(4,482)	(8,863)
Income tax benefit of stock options exercised	420	1,193
Other	--	97
Net cash used in financing activities	(9,167)	(4,433)

Net decrease in cash and cash equivalents	(939)	(8,648)
Cash and cash equivalents at January 1	9,589	10,957

Cash and cash equivalents at September 30	$8,650	$2,309

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

We are the sole obligor with respect to the performance of our freight services, and we assume all of the related credit risk. Accordingly, our revenue and our related direct expenses are recognized on a gross basis. Payments we make to others for the use of their trucks in transporting freight are typically calculated based on the gross revenue generated or the miles traveled by their trucks. Such payments to others are recorded as purchased transportation expense.

Revenue from equipment rental is recognized ratably over the term of the associated rental agreements.

 3.  Related Party Transactions

We buy most of the trailers and trailer refrigeration units we use in our operations from W&B Service Company, L.P. ("W&B"), an entity in which we own a 20% equity interest. We account for that investment by the equity method of accounting. All of our trailer purchase orders are awarded after a competitive bidding process to ensure that we are getting the best possible product quality, price, warranty and terms. We also rely on W&B to provide routine maintenance and warranty repair of the trailers and refrigeration units. During the nine-month period ended September 30, 2007, we purchased trailers and refrigeration units aggregating $1.8 million from W&B. We made $3.1 million of such purchases in the first nine months of 2006. During the nine-month periods ended September 30, 2007 and 2006, respectively, we paid W&B $1.1 million and $1.4 million for maintenance and repair services and for parts and accessories.   As of September 30, 2007 and 2006, respectively, our accounts payable included amounts owed to W&B of $2.3 million and $333 thousand for the purchase of trailers, repair services and for parts and accessories.

During the nine-month period ended September 30, 2006, we leased tractors from our Chief Executive Officer (“CEO”) and our former (effective May 2006) Chief Operating Officer (“COO”), or partnerships under the control of such officers.  The leases were cancelled during the third quarter of 2006. We paid the officers a premium over the tractor rentals we pay to unaffiliated lessors. During the nine-month period ended September 30, 2006, total payments under these leases were $1.3 million, which is approximately $125 thousand more than it would have been had the tractors been leased from unrelated parties.

We also rented trailers from the same officers on a month-to-month basis. The rentals we paid for the trailers leased from related parties were approximately $500 thousand during the nine-month period ended September 30, 2006, which was about $170 thousand more than the trailers' fair rental value.

A member of our finance staff devotes a portion of his time rendering tax and other professional services for the personal benefit of our CEO, our current COO and our former COO. We have determined that approximately $30 thousand of the finance staff member's salary was related to the provision of such services during each of the nine-month periods ended September 30, 2007 and 2006.

4.  Long-Term Debt

As of September 30, 2007, we had a secured line of credit pursuant to a revolving credit agreement with two commercial banks. The amount we may borrow may not exceed the lesser of $50 million, as adjusted for letters of credit and other debt as defined in the agreement, a borrowing base or a multiple of a measure of cash flow as described in the agreement. Loans and letters of credit will become due upon the expiration of the agreement. As of September 30, 2007, we were in compliance with the terms of the agreement, which expires in 2010.

We may elect to borrow at a daily interest rate based on the bank's prime rate or for specified periods of time at fixed interest rates which are based on the London Interbank Offered Rate in effect at the time of a fixed rate borrowing.

Interest is paid monthly. At September 30, 2007, no money was borrowed against this facility and approximately $5 million was being used as collateral for letters of credit. Accordingly, at September 30, 2007, approximately $45 million was available under the agreement.

Borrowings are secured by our accounts receivable.  We have the option to provide the banks with liens on a portion of our truck and trailer fleets to secure borrowings and letters of credit in excess of the amount that can be borrowed against accounts receivable. The agreement contains a pricing “grid” where increased levels of profitability and cash flows or reduced levels of indebtedness can reduce the rates of interest expense we incur. The agreement permits, with certain limits, payments of cash dividends, repurchases of our stock and certain levels of capital expenditures. During the nine months ended September 30, 2007, the agreement was amended in order to adjust the limitation on our ability to pay cash dividends and repurchase our stock.

5.  Income Taxes

We incur income tax in the United States of America and in various state jurisdictions. Although our federal tax return for 2004 has been audited by the IRS, our returns for 2003 and forward are presently subject to further examination by the IRS.

For the three months ended September 30, 2007, our effective tax rate was a negative 217%, as compared to a positive 46% in the comparable year-ago period.  As required by US GAAP, at the end of the second quarter of 2007, we projected our expectations for the remainder of the year regarding the taxable and non-taxable components of our pre-tax income.  Non-taxable items primarily consist of certain expenses incurred by our employee drivers in the course of their duties.  Based on our second quarter expectations, we estimated our effective tax rate for 2007 would be approximately 75%, which we used to calculate our benefit from income taxes for the six months ended June 30, 2007.  The variance between that 75% and the federal statutory rate of 35% was due primarily to the non-deductible driver expenses.

Some of the events that we projected to generate taxable income during the latter half of 2007 are no longer expected to occur, but the level of non-deductible driver expenses has been in line with our expectations.  Accordingly, as of September 30, 2007, we projected our expectations for the last quarter of 2007.  We now expect our tax rate for all of 2007 to be about 11%, due primarily to the magnitude of the non-deductible driver expenses relative to our pre-tax loss.  Because of the decline in our expected 2007 income tax benefit from 75% of our pre-tax loss to the currently-expected 11% (a difference of 64%), we are required to reverse about 64/75ths of our previously anticipated 2007 tax benefit.  The tax benefit we had recorded though June 30, 2007 was 75% of our $3.6 million six month pre-tax loss, or about $2.7 million.  At 11%, the six-month tax benefit would have been about $400 thousand.  Because of our changed expectations, we reversed the difference between the $2.7 million and the $400 thousand, or about $2.3 million from our third-quarter tax benefit.  Because our third quarter pre-tax loss was well below $2.3 million, the result of the reversal was an effective tax rate well above 100%.

We will again update our effective tax rate at December 31, 2007.  If our results for the fourth quarter of 2007 vary from our current expectations, our effective tax rate for the year will probably differ significantly from the 11% that we projected as of September 30, 2007.

For the nine months ended September 30, 2007, as required by US GAAP, our effective tax rate reflects our current full-year expectation of 11%.

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

We adopted FIN No. 48 on January 1, 2007. Because we have identified no material uncertain tax positions as a result of the implementation of FIN No. 48, we recognized no effect from the adoption of FIN No. 48 in our financial statements. There are no unrecognized tax benefits included in the balance sheet and therefore, none to be recognized that would impact the effective tax rate.

We had no accrual for interest and penalties on our consolidated condensed balance sheets at September 30, 2007 or December 31, 2006, and we have recognized no expense for interest and/or penalties in our consolidated condensed statements of income for the nine-months ended September 30, 2007 or 2006.  If incurred, such items would be recorded as income tax expense.

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

7.  Non-Cash Financing and Investing Activities

During the nine months ended September 30, 2007 and 2006, we funded contributions to a Supplemental Executive Retirement Plan (“SERP”) and our 401(k) Savings Plan by transferring approximately 45 thousand and 66 thousand, respectively, of treasury stock to the Plan trustees. We recorded expense for the fair market value of the shares, which at the time of the contributions, was $406 thousand for 2007 and $687 thousand for 2006.

During the nine months ended September 30, 2007 and 2006, respectively, 922 and 17,221 shares of common stock, which had been issued and outstanding to their owners for more than one year were exchanged  as consideration for the exercise of employee stock options, as permitted by our stock option plans. The value of the shares exchanged was $10 thousand during 2007 and $146 thousand during 2006.

During the nine months ended September 30, 2007 and 2006, respectively, we issued 60 thousand and 93 thousand shares of restricted stock with fair market value of $500 thousand and $1.1 million. Of the shares issued during 2007 and 2006, 17 thousand and 13 thousand were forfeited in 2007 and 2006, respectively, before they could be vested. Of the remaining 70 thousand shares granted during 2005 and through the nine months ended September 30, 2006, 19 thousand with a market value of $180 thousand became vested during 2007 and 2 thousand with a market value of $21 thousand became vested during 2006. The compensation expense associated with the vesting of restricted stock is accounted for as deferred compensation expense ratably over the three-year vesting period of each grant. Such non-cash expense associated with restricted stock grants was approximately $107 and $200 thousand during 2007 and 2006, respectively.

As of September 30, 2007 and 2006, respectively, other current assets included $1.0 million and $711 thousand due to us from the sale of equipment we sold during those years. As of September 30, 2007 and 2006, respectively, accounts payable included $5.6 million and $112 thousand related to capital expenditures we made during those years.

As of September 30, 2007, accrued accounts payable included $2.1 million we owed for 300,000 shares of our common stock we purchased in September and paid for in October.

We own a 19.9% share of W&B Refrigeration Service Company. We account for our investment in the buyer by the equity method. The total amount of that investment, which is included in other assets on our balance sheet, was $2.0 million and $1.8 million at September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007 and 2006, our equity in the earnings of the buyer was $418 thousand and $478 thousand, respectively. These amounts are included in interest and other (income) expense in our statements of income. Cash distributions to us from W&B’s earnings were $455 thousand for the nine months ended September 30, 2007 and $694 thousand for the same period of 2006.

8.  Loss or Income per Share of Common Stock

Basic net loss or income per share was computed by dividing our net income or loss by the weighted average number of shares of common stock outstanding during the period. The table below sets forth information regarding weighted average basic and diluted shares for each of the three- and nine-month periods ended September 30, 2007 and 2006 (in thousands):

	Three Months		Nine Months
	2007	2006	2007	2006
Basic shares	17,293	17,876	17,335	17,971
Common stock equivalents	--	498	--	717
Diluted shares	17,293	18,374	17,335	18,688

Anti-dilutive shares excluded due to:
Exercise price of stock options	580	823	647	606
Net loss	373	--	416	--
Total excluded common stock equivalents	953	823	1,063	606

US GAAP requires that stock options with an exercise price higher than the stock’s actual average market value during the period be excluded from common stock equivalents.  US GAAP also requires all other common stock equivalents to be excluded from the number of basic shares whenever a net loss is incurred for the period.

Each component of earnings per share is calculated independently from the other components.  Consequently, for the third quarter of 2006, diluted earnings per share from continuing operations plus diluted earnings per share from discontinued operations does not equal total diluted earnings per share due to rounding.

9.  New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expanded disclosures about fair value measurement. Companies are required to adopt the new standard for fiscal periods beginning after November 15, 2007. We are evaluating the impact of this standard and we do not expect it to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115  (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value, which can be elected on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are evaluating the impact of this standard and we do not expect it to have a material impact on our consolidated financial statements.

No other new accounting pronouncement issued or effective had or is expected to have a material impact on our consolidated financial statements.

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

Included in discontinued operations in our consolidated condensed statements of income for the three- and nine-month periods ended September 30, 2006 are the operations of Airpro Mobile Air, LLC (“AMA”), an entity previously consolidated under FASB Interpretation No. 46,  Consolidation of Variable Interest Entities (revised December 2003)--an interpretation of ARB No. 51,  as a variable interest entity. We sold our investment in AMA in December 2006.

A family partnership from which we leased 68 tractors was also consolidated into our consolidated condensed financial statements until September 30, 2006. Effective September 30, 2006, we terminated those leases, and the partnership is not consolidated into our 2007 financial statements.

Our Internet address is www.ffex.net. All of our filings with the SEC are available free of charge through our website as soon as reasonably practicable after we file them.

RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2007 and 2006

Revenue: Our revenue is derived from five types of transactions.  Linehaul revenue is order-based and earned by transporting cargo for our customers using tractors and trailers that we control by ownership, long-term leases, agreements with independent contractors (sometimes referred to as “owner-operators”) or through rail providers. Within our linehaul freight service portfolio we offer both truckload and less-than-truckload (“LTL”) services. Over 90% of our LTL shipments must be refrigerated or “temperature-controlled” to prevent damage to the cargo. We operate fleets, including dedicated fleets, that focus on temperature-controlled LTL shipments, temperature-controlled truckload shipments and non-refrigerated, or “dry”, truckload shipments. Our freight brokerage service provides freight transportation services to customers using third-party trucking companies.

Our dedicated fleet operation consists of tractors and trailers that haul freight for a specific customer only. Dedicated fleet revenue is asset based. Customers typically pay us weekly for trucks assigned to their service.

Income from equipment rental represents amounts we charge to independent contractors for the use of trucks that we own and lease to the owner-operator, as well as income for special-use equipment rentals. During the first nine months of 2006, we provided trailers in the aftermaths of Hurricanes Katrina and Rita. The revenue from the rental of refrigerated trailers used by governmental agencies in ongoing hurricane relief efforts was $2.2 million for that period.  There was no significant such revenue during the first nine months of 2007.

The rates we charge for our freight services include fuel adjustment charges. In periods when the price we incur for diesel fuel is high, we add fuel surcharges to our charges for freight services in an effort to recover the additional costs from our customers. Fuel surcharges fluctuate with the price of diesel fuel.

During 2006, the capacity of the trucking industry to haul freight expanded at the same time that customer demand for such services decreased. One result of the imbalance in supply and demand was industry-wide downward pressure on the rates companies were able to charge for their transportation services. Most participants and observers of the trucking industry had anticipated equalization of supply and demand by year-end, but now do not expect the current imbalance to adjust itself before the end of 2008.

The following table summarizes and compares the significant components of freight revenue for each of the three- and nine-month periods ended September 30, 2007 and 2006:

	Three Months		Nine Months
Revenue from: (a)	2007	2006	2007	2006
Temperature-controlled fleet	$34.5	$37.7	$103.2	$121.6
Dry-freight fleet	18.0	19.7	55.8	60.5
Total truckload linehaul services	52.5	57.4	159.0	182.1
Dedicated fleets	3.7	5.2	12.1	16.5
Total full-truckload	56.2	62.6	171.1	198.6
Less-than-truckload linehaul services	33.9	34.0	96.2	97.1
Fuel surcharges	18.7	22.2	51.5	59.4
Freight brokerage	4.4	3.7	11.5	9.7
Equipment rental	1.5	1.6	4.0	6.5
Total revenue	$114.7	$124.1	$334.3	$371.3
Operating expenses(a)	$116.0	$118.8	$339.4	$359.0
(Loss) Income from operations (a)	$(1.3)	$5.3	$(5.1)	$12.3
Operating ratio (b)	101.1%	95.7%	101.5%	96.7%
Total full-truckload revenue	$56.2	$62.6	$171.1	$198.6
Less-than-truckload revenue	33.9	34.0	96.2	97.1
Total linehaul and dedicated fleet revenue	$90.1	$96.6	$267.3	$295.7
Weekly average trucks in service	2,097	2,175	2,136	2,239
Revenue per truck per week (c)	$3,269	$3,379	$3,209	$3,386

Computational notes:
(a)	Revenue and expense amounts are stated in millions of dollars. The amounts presented in the table may not agree to the amounts shown in the accompanying statements of income due to rounding.
(b)	Operating expenses divided by total revenue.
(c)	Average daily revenue times seven, divided by weekly average trucks in service.

The following table summarizes and compares our revenue-related data from full-truckload and LTL linehaul services for each of the three- and nine-month periods ended September 30, 2007 and 2006:

	Three Months		Nine Months
Truckload	2007	2006	2007	2006
Total linehaul miles (a)	40.2	42.5	122.2	136.1
Loaded miles (a)	36.2	38.5	110.1	123.2
Empty mile ratio (b)	10.0%	9.4%	9.9%	9.5%
Linehaul revenue per total mile (c)	$1.31	$1.35	$1.30	$1.34
Linehaul revenue per loaded mile (d)	$1.45	$1.49	$1.44	$1.48
Linehaul shipments (e)	36.6	40.8	116.0	128.9
Loaded miles per shipment (f)	989	944	949	956
Less-than-truckload
Hundredweight (e)	2,225	2,172	6,438	6,315
Shipments (e)	72.8	69.8	208.1	201.9
Linehaul revenue per hundredweight (g)	$15.24	$15.65	$14.94	$15.38
Linehaul revenue per shipment (h)	$466	$487	$462	$481
Average weight per shipment (i)	3,056	3,112	3,094	3,128

Computational notes:
(a)	In millions.
(b)	Total linehaul miles minus loaded miles, divided by total linehaul miles.
(c)	Revenue from linehaul services divided by total linehaul miles.
(d)	Revenue from linehaul services divided by loaded miles.
(e)	In thousands.
(f)	Total loaded miles divided by number of linehaul shipments.
(g)	LTL revenue divided by hundredweight.
(h)	LTL revenue divided by number of shipments.
(i)	LTL hundredweight times one hundred divided by number of shipments.

For the three- and nine-month periods ended September 30, 2007, total revenue was $114.7 million and $334.3 million, respectively, as compared to $124.1 million and $371.3 during the comparable periods of 2006.  Of the $9.4 million and $37.0 million decreases for the quarter and year-to-date, respectively, when comparing 2007 to 2006, the decrease in fuel surcharges accounted for $3.5 million (37%) and $7.9 million (21%).

Revenue, net of fuel surcharges, decreased by $5.9 million (5.8%) and by $29.1 million (9.3%), respectively, when comparing the three- and nine-month periods ended September 30, 2007 to the same periods of 2006.  Full-truckload revenue declined by $6.4 million (10.2%) and by $27.5 million (13.8%) during the three- and nine-month periods ended September 30, 2007, respectively, as compared to the same periods of 2006. Linehaul revenue per loaded mile declined by 2.7% to $1.45 for the third quarter of 2007 as compared to the same period of 2006. When comparing year-to-date results for 2007 to 2006, linehaul revenue per loaded mile declined by 2.7% to $1.44 per mile. During the three- and nine-month periods ended September 30, 2007, as compared to the same periods of 2006, the average full-truckload length of haul increased to 989 miles (4.8%) and decreased to 949 miles (0.7%), respectively. Our empty mile ratio increased from 9.4% to 10.0% and from 9.5% to 9.9% for the three- and nine-month periods ended September 30, 2007, respectively, when compared to the prior year. The number of full-truckload linehaul shipments we transported during the third quarter of 2007 declined 10.3% to 36,600 shipments, as compared to 40,800 during the year-ago quarter. The same comparison for year-to-date results shows a decline of 10.0%, from 128,900 to 116,000 shipments.

Since mid-2006, customer demand for truckload service during 2007 has been weak, impairing our ability to expand our full-truckload linehaul service.

Included in our truckload linehaul revenue is revenue from our intermodal operations. We have experienced a 133% increase in the number of intermodal loads, from 1,018 to 2,374, comparing the third quarter of 2007 to the same period of 2006. Intermodal service entails transporting loaded trailers over long distances on railroad flat cars, generally at a lower cost than using a tractor to transport the trailer.  Using a tractor, however, usually takes fewer days to transport the trailer.  When marketing intermodal service, we are able to offer our customers a lower-cost alternative while being able to move the freight without needing to pay for a driver, a tractor or fuel for the tractor.

Brokerage revenue improved by $700 thousand (18.9%) and by $1.8 million (18.6%) between the three- and nine-month periods ended September 30, 2007 and 2006, respectively. Our freight brokerage service enables us to accept additional loads by engaging unaffiliated trucking companies to haul the freight. Our brokerage service bills the customer and pays the third-party trucking company. During the latter half of 2006, we began to refocus on our brokerage service as a potential source of growth. At the end of 2006 and early in 2007, we brought in new management to devise and implement plans to achieve that potential.

Dedicated fleet revenue (freight hauled by equipment dedicated to specific customers), also included in our truckload linehaul revenue, fell by $1.5 million (28.8%) and by $4.4 million (26.7%) for the three- and nine-month periods ended September 30, 2007, respectively, as compared to the same periods of 2006.  In an effort to expand our dedicated revenue, we have directed our resources to specific goals that may generate more acceptable levels of profitability.  While excess capacity in the trucking industry is restricting rates and yield in the marketplace, new customers have been added in 2007.  We plan for continued growth in this service offering.

 Our linehaul rates are typically related to providing service between an origin and a destination. Often, it is necessary for trucks to run empty, or “deadhead”, for long distances from the city of their last delivery to the city of their next load. Historically, the expenses we incurred for deadhead miles could not be passed to the customer. The rapid escalation of fuel prices in 2005 and 2006 prompted negotiations that resulted in concessions from our customers that we should no longer bear 100% of the costs of deadhead miles, and at that time many of our customers agreed to absorb at least some of our incremental deadhead expense. Now that demand for trucking services in general has declined compared to a year ago, this shift from a seller's market to a buyer's market in the trucking industry has meant that fewer customers are compensating us for deadheads during 2007.

LTL linehaul revenue decreased by $100 thousand (0.3%) during the three months ended September 30, 2007 as compared to the same period of 2006.  Year-to-date, LTL linehaul revenue decreased by $900 thousand (0.9%) when comparing 2007 to 2006. When comparing the third quarter of 2007 to the same period of 2006, the number of LTL shipments transported increased by 4.3%, the average weight of the shipments transported decreased by 1.8% and the average linehaul revenue per LTL shipment declined by 4.3%. The same comparisons for year-to-date results indicate a 3.1% increase in the number of LTL shipments, a 1.1% decline in the weight per shipment and a 4.0% decline in the revenue per shipment. Concurrent with anticipated growth in customer demand as we near the end of the year, we plan to initiate LTL rate increases.

Recent high operating expenses in the trucking industry, particularly for maintenance and fuel, have contributed to a long-term trend of declining numbers of independent contractors providing equipment to the industry. Our ability to mitigate this industry-wide trend by expanding our company-operated fleets has been constrained by a lack of drivers qualified to operate the equipment.

Operating Expenses: The following table sets forth, as a percentage of revenue, certain major operating expenses for each of the three- and nine-month periods ended September 30, 2007 and 2006:

	Three Months		Nine Months
	2007	2006	2007	2006
Salaries, wages and related expenses	27.8%	24.8%	29.0%	26.3%
Purchased transportation	26.9	24.4	24.9	23.8
Fuel	18.9	18.9	18.4	18.3
Supplies and expenses	12.1	12.3	12.2	11.9
Revenue equipment rent and depreciation	10.7	10.2	11.2	10.4
Claims and insurance	2.7	3.7	3.7	3.7
Other	2.0	1.4	2.1	2.3
Total freight operating expenses	101.1%	95.7%	101.5%	96.7%

     Salaries, Wages and Related Expenses: Salaries, wages and related expenses increased by $1.1 million (3.5%) and decreased by $587 thousand (0.6%) during the three- and nine-month periods ended September 30, 2007, respectively, as compared to the same periods of 2006. The following table summarizes and compares the major components of these expenses for each of the three- and nine-month periods (in millions):

	Three Months		Nine Months
Salaries, Wages and Related Expenses from	2007	2006	2007	2006
Driver salaries and per diem expenses	$17.7	$18.7	$54.4	$57.2
Non-driver salaries	9.4	10.2	29.3	29.4
Deferred compensation	(0.6)	(1.0)	(0.3)	(1.0)
Payroll taxes	1.9	1.9	6.3	6.4
Work-related injuries	1.3	(0.1)	3.1	1.9
Health insurance and other	2.2	1.1	4.3	3.8
	$31.9	$30.8	$97.1	$97.7

Driver salaries and per diem expenses fell by $1.0 million (5.3%) and by $2.8 million (4.9%) when comparing the three- and nine-month periods ended September 30, 2007, respectively, to the same periods of 2006.  Employee-drivers are typically paid wages and per diem expense allowances calculated on a per-mile basis, except in our dedicated fleets where drivers are typically paid by the day.  In April 2006, we increased our employee-driver pay scale by about 6% in an effort to improve our ability to attract and retain qualified employee-drivers. The impact of this was mitigated by the presence of fewer trucks in our fleet.  Employee-driver turnover has deteriorated slightly from 88% to 93% for the rolling twelve-month periods ended September 30, 2007 and 2006.  In the trucking industry, driver turnover has often exceeded 125% for many years, as the industry has competed with construction and other trades for labor. Since 2006, we have taken certain steps to address this problem, such as the centralization of our truckload operations and improvements in communications between drivers and their fleet managers, with favorable initial results offset by third quarter relapses.

The disparity between the drop in revenue compared to the drop in driver pay is primarily due to the per diem rate increase and the higher proportion of our freight handled by company drivers rather than owner-operators. Payments to owner-operators are included in purchased transportation expense.

As the size of our fleets declined during 2006 and 2007, we noted that we needed fewer non-driver employees to support our business. Also, over the past few years, we have been able to automate certain back-office functions that were previously performed manually. To address the problem of having too many non-driver employees, during June 2007 we offered all such employees incentives to voluntarily end their employment with us. When comparing the three- and nine-month periods ended September 30, 2007 and 2006, non-driver salaries decreased by $800 thousand (7.8%) and decreased by $100 thousand (0.3%), respectively.  The nine-month period of 2007 included severance pay related to voluntary separation payments we made to terminated employees. We project the effect of these payments will be to reduce future non-driver salaries, wages and related expenses by about $3.0 million on an annual basis. We will continue to implement strategies to eliminate, consolidate and automate remaining back-office processes in order to further reduce our non-driver staff.

During the latter part of 2006 and early in 2007, we completed the consolidation of our truckload dispatch and truck manager functions into one centralized facility located in suburban Dallas, a project started in October 2006. As a result, more work has been accomplished with fewer people, and the quality of the work-product has improved. By the end of September 2007, we had reduced the number of our non-driver employees by about 90, compared to September of 2006.

We sponsor a 401(k) wrap plan that enables certain highly-compensated employees to defer a portion of their current salaries to their post-retirement years. Because the wrap plan's assets are held by a grantor or “rabbi” trust, we are required to include the wrap plan's assets and liabilities in our consolidated condensed financial statements. As of September 30, 2007 and 2006, respectively, such assets included approximately 83 thousand and 119 thousand shares of our common stock, the market value of which are classified as treasury stock in our consolidated condensed balance sheets.

We are required to value the assets and liabilities of the wrap plan at market value on our periodic balance sheets, but US GAAP precludes us from reflecting the treasury stock portion of the wrap plan's assets at market value. When the market value of our common stock rises, this causes upward pressure on non-driver salaries and wages expense. The opposite is true when the market value of our common stock falls. During the first nine months of 2007 and 2006, the per-share market price of our stock declined by $1.87 and $3.44, respectively. That resulted in decreases of approximately $84 thousand in salaries and wages expense for the first nine months of 2007 as compared to the same period of 2006. Also, as of September 30, 2007 and 2006, respectively, our executive bonus and phantom stock plan was partially denominated in approximately 104 thousand and 166 thousand “phantom” shares of our stock, the liability for which is also determined by the value of our stock. That contributed to a decrease of about $194 thousand for the first nine months of 2007 compared to a decrease of $570 thousand for the same period of 2006.

Costs associated with work-related injuries increased by $1.2 million (63.2%) when comparing year-to-date expense of this year to last year. Such expenses principally relate to injuries sustained by employees during the course of their employment. Large fluctuations can be caused by the occurrence of just one serious injury in a quarter compared to a quarter with lesser experience in the frequency, the severity of such injuries or the settlement of claims for an amount different than previously estimated.

We share the cost of healthcare coverage with our employees. For the past several years, we have experienced double-digit percentage health insurance cost increases. We have repeatedly increased both the amounts employees pay to participate and the amount of medical costs that must be borne by our employees. These costs increased  by $1.1 million (100.0%) and $500 thousand (13.2%) for the three- and nine-month periods ended September 30, 2007, caused by large claims  within the third quarter of 2007, the cost of which we primarily self-insure.

We are concerned about the recent increase in our work-related injury costs and employee health insurance costs during 2007 and we are taking steps to identify and eliminate the root causes of these expenses.  For example, during mid-2007, we implemented an employee wellness program that we expect will have a positive impact on our health insurance costs in the future.

Purchased Transportation:  Purchased transportation expense increased by $500 thousand (1.6%) and decreased by $5.0 million (5.7%) during the three- and nine-month periods ended September 30, 2007, respectively, as compared to the comparable periods of 2006. The following table summarizes and compares the major components of our purchased transportation expense for each of those periods by type of service (in millions):

	Three Months		Nine Months
Purchased Transportation Expense from	2007	2006	2007	2006
Linehaul service	$19.6	$22.1	$55.9	$63.6
Fuel adjustments	4.6	4.4	12.5	12.4
Intermodal	2.9	0.8	5.3	4.2
Freight brokerage and other	3.7	3.0	9.5	8.0
	$30.8	$30.3	$83.2	$88.2

Purchased transportation for linehaul service primarily represents payments to owner-operators in exchange for our use of their vehicles to transport shipments. The $2.5 million (11.3%) and $7.7 million (12.1%) decreases in such expenses during the three- and nine-month periods ended September 30, 2007, respectively, as compared to the same periods of 2006, are the result of a decline in revenue.

We have made a concerted effort to improve our contractor relations and retention, including a pro-active focus on the speed and accuracy of their payments and improved communications with the contractors.  We upgraded the quality of the equipment and the warranties available to those who lease their equipment through us.

Owner-operators are responsible for all expenses associated with the operation of their tractors, including labor, maintenance and fuel. When retail fuel prices rise, we charge our customers incremental fuel adjustment charges to offset such higher costs, pursuant to the contracts and tariffs by which our freight rates are determined. In most cases, those fuel adjustment rates automatically fluctuate as diesel fuel prices rise and fall. To the extent that shipments are transported by owner-operators, we pass the amount of these fuel surcharges to the owner-operators in order to offset their incremental fuel expense.

 Intermodal purchased transportation expense increased by $1.1 million (26.2%) when comparing the year-to-date results of 2007 to the same period of 2006, with a 29.3% increase in the number of loads transported. Management hired to develop our intermodal revenue growth initiative has been successful in negotiating directly with the railroads, avoiding the cost of fees associated with third-party brokers, thus improving our cost structure by 18% per load when comparing year-to-date 2007 to the same period of 2006.

Purchased transportation expenses associated with our freight brokerage and other service offerings increased by $700 thousand (23.3%) and $1.5 million (18.8%) for the three- and nine-month periods ended September 30, 2007, respectively, as compared to the same periods of 2006. Freight brokerage purchased transportation expense is highly correlated to freight brokerage revenue, which increased by 18.9% and 18.6% when making the same comparisons.

Fuel: Fuel expense decreased by $1.8 million (7.7%) and by $6.5 million (9.6%) during the three- and nine-month periods ended September 30, 2007, respectively, as compared to the same periods of 2006, and decreased as a percentage of linehaul and dedicated fleet revenue to 24.1% from 24.3% for the third quarter and stayed unchanged at 23.0% for the year-to-date performance in 2007 and 2006, respectively. The following table summarizes and compares the relationship between fuel expense and total linehaul and dedicated fleet revenue during each of the three- and nine-month periods ended September 30, 2007 and 2006 (dollar amounts in millions):

	Three Months		Nine Months
	2007	2006	2007	2006
Total linehaul and dedicated fleet revenue	$90.1	$96.6	$267.3	$295.7
Fuel expense	21.7	23.5	61.4	68.0
Fuel expense as a percent of total linehaul and dedicated fleet revenue	24.1%	24.3%	23.0%	23.0%

The average price per gallon of fuel we paid did not change significantly between the first nine months of 2007 and 2006. The monetary decreases in fuel expense during 2007 are primarily due to fewer trucks in our company-operated fleets.  Fuel adjustment charges do not always fully compensate us or our independent contractors for increased fuel costs. Accordingly, fuel price volatility can impact our profitability. We have in place a number of strategies that mitigate, but do not eliminate, the impact of such volatility. Pursuant to the contracts and tariffs by which our freight rates are determined, most of those rates automatically fluctuate as diesel fuel prices rise and fall.

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

With regard to fuel expenses for company-operated equipment, we attempt to further mitigate the impact of fluctuating fuel costs by operating more fuel-efficient tractors and aggressively managing fuel purchasing. We use computer software to optimize our routing and our fuel purchasing. The software enables us to select the most efficient route for a trip. It also assists us in deciding, on a real-time basis, how much fuel to buy at a particular fueling station. Furthermore, our fuel expenses are impacted by the mix of freight handled by company equipment or by owner-operators, so that as more of our freight volume is moved by company equipment, the related cost of fuel is transferred to fuel expense from purchased transportation expense.

At September 30, 2007, about 200 of our company-operated full-truckload units had Auxiliary Power Units (“APUs”) installed. Such devices are designed to maintain a comfortable environment for off-duty drivers as they rest in a truck's “sleeper”, while using less fuel. We will continue the testing process to determine if these enhancements will produce acceptable returns on investment.

New federal environmental regulations over diesel engine exhaust cleanliness became effective during the first quarter of 2007. Tractors provided under the new Environmental Protection Agency (“EPA”) regulations are powered by engines with more extensive exhaust filtering systems. The new engines are designed to burn diesel fuel more completely, thereby reducing the level of particulates such engines discharge into the air.

We have planned our tractor orders so that we will purchase only a few of the 2007-model tractors, with the new DPF (Diesel Particulate Filter) engines, in the last quarter of 2007. This plan will allow us to let other fleets test and work through any design flaws, and delays the anticipated decline in the miles per gallon and increased maintenance costs.  Of course, it does not allow us to avoid the increase in fuel prices already in effect.  Our tractor fleet should be fully converted to the new engines by the end of 2011, but another, stricter, set of requirements takes effect in 2010. We intend to continue to pass our increases in fuel expenses to our customers, but there can be no assurance that we will succeed in those efforts.

Supplies and Expenses: Supplies and expenses decreased by $1.4 million (9.1%) and by $3.4 million (7.7%) during the three- and nine-month periods ended September 30, 2007, respectively, as compared to the same periods of 2006. The following table summarizes and compares the major components of supplies and expenses for each of the three- and nine-month periods (in millions):

	Three Months		Nine Months
Supplies and Expenses from	2007	2006	2007	2006
Fleet repairs and maintenance	$3.9	$5.1	$11.8	$14.2
Freight handling	3.3	2.9	9.0	8.4
Driver travel expenses (excluding per diem expense)	0.8	0.8	2.1	2.4
Tires	0.9	1.4	3.7	4.6
Terminal and warehouse expenses	1.6	1.6	4.6	4.5
Driver recruiting	1.4	1.5	4.2	4.1
Other	2.0	2.0	5.5	6.2
	$13.9	$15.3	$40.9	$44.4

Fleet repairs and maintenance declined by $1.2 million (23.5%) and by $2.4 million (16.9%) for the three- and nine-month periods ended September 30, 2007, respectively, as compared to the same periods of 2006. Prior to 2006, we had been replacing our tractors on a 42- to 48-month cycle. Late in 2006, we began to shorten the cycle to 42 months. Older tractors are more costly to maintain and most repairs to newer tractors are covered by manufacturers' warranties. We plan to continue phasing out older tractors during the remainder of 2007.

Driver recruiting expenses were down $100 thousand and up $100 thousand for the three- and nine-month periods ended September 30, 2007 as compared to the same periods of 2006. The lack of availability of qualified truck drivers has been a problem for our industry for many years, and trucking companies usually recruit drivers from other trucking companies. The trucking industry also competes with other trades, such as the construction industry, agriculture and manufacturing for skilled labor. Inexperienced employee-driver candidates must be properly trained before qualifying to be “solo” drivers, and when we recruit these inexperienced employee-driver candidates, we provide training through a truck-driving school. As qualified drivers have become harder to find, we have continued to advertise and solicit for drivers and independent contractors. Improved retention of drivers currently in service is required in order to mitigate the need to recruit drivers to replace those who leave. In order to improve such retention, we implemented a pay-rate increase for our employee-drivers in April 2006.

For many years, we have paid our owner-operators for the use of their tractors based on a percentage of the revenue from the shipments they hauled. During 2007, we have made significant progress in the retention of our independent contractors through the development and implementation of a mileage-based compensation contract. Through this new method, independent contractors are paid faster and more accurately because we can pay the contractor before we are able to calculate the revenue. This, along with other enhancements in our contractor relations, has helped to further improve retention of these key business partners. This should allow us reduce our expenses for recruiting independent contractors. We will continue to explore and implement other strategies in an effort to reduce recruiting costs through improved retention of employee-drivers and independent contractors with trucks currently in our fleets.

Rentals and Depreciation: Rentals and depreciation declined by $900 thousand (2.3%) during the first nine months of 2007 compared to the same period of 2006. Going forward, we anticipate the EPA-mandated new engine technology will increase the cost to acquire such trucks by about $7,500 per truck when new. If, at the beginning of 2011, our fleet were to be the same size as it was at the end of 2006, and if the EPA-mandated engine were the only factor affecting the cost of new tractors in the interim, the total of our annual equipment and rental expense for 2011 would be about $7.5 million more than it was during 2006, or almost $2 million per quarter. We may be able to mitigate these costs by increasing our rates, reducing fuel consumption and lowering our maintenance costs.

Claims and Insurance: Claims and insurance expenses decreased by $1.5 million (31.8%) for the three-month period ended September 30, 2007, as compared to the same period of 2006, and by $1.4 million (10.5%) when comparing the nine-month periods ended September 30, 2007 and 2006. The following table summarizes and compares the major components of claims and insurance expenses for each of the three- and nine-month periods (in millions):

	Three Months		Nine Months
Claims and Insurance Expense from	2007	2006	2007	2006
Liability	$1.3	$3.0	$7.5	$9.5
Cargo	0.9	1.2	2.3	2.6
Physical damage	0.9	0.3	2.4	1.5
	$3.1	$4.5	$12.2	$13.6

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

The changes in the amounts of liability and physical damage expense we incurred between the third quarters of 2007 and 2006 resulted from differences in the number and severity of incidents that occurred during the periods involved. During 2007, we improved our manner of accounting for cargo claims by establishing procedures to ensure that losses are timely identified and communicated to management. Based on that and historical trends, we are better able to estimate the outcomes of known losses and also estimate our losses for events that have been incurred but not reported.

Year-to-date 2007 claims for physical damage to our equipment were $900 thousand (60%) higher than the comparable 2006 period, even though we have fewer trucks driving fewer miles than a year ago.  Our safety, training and driver management teams are searching for the root cause of these trends in an effort to bring such events down to an acceptable level.

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

Gains on Disposition of Equipment:  Gains from the disposition of equipment were $2.3 million during the first nine months of 2007, as compared to $2.6 million during the same period of 2006.  The periodic amount of such gains depends primarily upon conditions in the market for previously-owned equipment and on the quantity of retired equipment sold.

Miscellaneous Expenses: Miscellaneous operating expenses increased by $459 thousand (146.6%) but decreased $2.2 million (46.9%) for the three- and nine-month periods ended September 30, 2007, respectively, as compared to the same periods of 2006. The following table summarizes and compares the major components of miscellaneous expenses for each of the three- and nine-month periods ended September 30, 2007 and 2006 (in millions):

	Three Months		Nine Months
Miscellaneous Expense from	2007	2006	2007	2006
Building and office equipment rent	$0.3	$0.4	$1.0	$1.2
Legal fees	0.1	(0.4)	0.2	1.8
Audit fees	0.1	0.2	0.5	0.9
Sarbanes-Oxley fees	0.1	0.4	0.3	0.8
Other	0.2	(0.3)	0.5	--
	$0.8	$0.3	$2.5	$4.7

The largest component of miscellaneous expenses for the nine months ended September 30, 2006 was approximately $2.1 million, included in both legal fees and audit fees above, associated with the investigation commissioned by the Audit Committee of the Board of Directors, and concluded during the second quarter of 2006.  Audit fees and expenses associated with our efforts to comply with Sarbanes-Oxley (“SOX”) regulations have also benefited from our recent changes in our public accounting and third-party SOX consulting firms.

Legal fees for the third quarter of 2006 were offset by an approximate $500 thousand recovery of professional fees we had earned by providing certain materials to a plaintiff in a legal action to which we were not a party.  We developed the material in pursuing a claim against equipment providers during 2003-2005. We settled our claim during 2005 and incurred significant legal fees in connection with that action. We accounted for our $500 thousand recovery during 2006 as a reduction in the legal fees we incurred in prior years. Without this credit in 2006, our third quarter legal fees for 2007 were flat as compared to the same period of 2006.

Building and office equipment rent has declined from 2006 to 2007 because of our move from a rented facility in the Atlanta area to one that we constructed and now own.

Other miscellaneous expenses include expenses incurred for bad debts when customers fail to pay for the services we have provided.  Such expenses incurred in 2006 were offset by credits realized through improvements in our methodology to calculate and reserve for such bad debt expenses.

Operating (Loss) or Income: For the three- and nine-month periods ended September 30, 2007, we incurred operating losses from continuing operations of $1.3 million and $5.1 million, respectively, as compared to operating income of $5.4 million and $12.2 million for the comparable periods of 2006.

Interest and Other (Income) Expenses: The following table summarizes and compares our interest and other (income) expense for each of the three- and nine-month periods ended September 30, 2007 and 2006 (in thousands):

	Three Months		Nine Months
Interest and Other (Income) Expense from	2007	2006	2007	2006
Interest expense	$--	$103	$--	$225
Interest income	(189)	(93)	(571)	(393)
Equity in earnings of limited partnership	(211)	(226)	(418)	(478)
Life insurance and other	163	327	523	236
	$(237)	$111	$(466)	$(410)

Pre-Tax and Net Income:  For the three- and nine-month periods ended September 30, 2007, our pre-tax losses from continuing operations were $1.0 million and $4.7 million, respectively, as compared to pre-tax income from continuing operations of $5.3 million and $12.7 million for the comparable periods of 2006.

For the three- and nine-month periods ended September 30, 2007, our net loss was $3.2 million and $4.1 million, respectively, as compared to net income of $2.9 million and $6.9 million for the comparable periods of 2006.

 Our effective tax rate (income tax provision (benefit) divided by pre-tax income (loss)) for fiscal 2007 was 24 percentage points lower than the 35% statutory federal rate.  As a result of nondeductible expenses and state income taxes combined with the year-to-date pre-tax loss, the effective tax rate for the nine-month period ended September 30, 2007 was 11.2%, which includes 2% for state income tax, net of federal benefit. Our effective tax rate during the first nine months of 2006 was 45.5%.

For the nine months ended September 30, 2007, per-diem living expenses incurred by our employee-drivers are expenses that are not tax-deductible and comprised nearly two-thirds of our pre-tax loss. Such non-deductible expenses have the effect of increasing the effective tax rate, or reducing the effective tax benefit rate in a period of pre-tax losses. When non-deductible expenses are small relative to the amount of pre-tax income, their impact on the effective rate is smaller than when such non-deductible expenses are large relative to the amount of pre-tax income (loss), as was the case through September 2007.

US GAAP requires that for interim periods, we estimate our expected tax rate for the year and use that rate throughout all quarters.   The amount of our income tax benefit or expense and the effective tax rate may vary considerably based on the level of non-deductible expenses relative to our pre-tax loss or income.  As required by US GAAP, we will revise our estimate at the end of the fourth quarter, ending on December 31, 2007.

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

As of September 30, 2007, our working capital (current assets minus current liabilities) was $30.8 million, as compared to $41.4 million as of December 31, 2006. Accounts payable increased by $8.8 million when comparing the balance at September 30, 2007 to that at December 31, 2006, caused largely by accruals for $5.6 million for capital expenditures and $2.1 million in repurchases of stock that were not paid until October 2007.  Other current assets decreased by $8.1 million during the same time period, partly due to the refund of $5.8 million in estimated income taxes overpaid to the IRS in 2006.  There was also a reduction in accounts receivable for equipment sales of $1.7 million between the two reporting periods.  Accounts receivable increased by $3.0 million (5.9%) when comparing the balance at September 30, 2007 to that at December 31, 2006.

Our primary needs for capital resources are to finance working capital, expenditures for property and equipment and, from time to time, acquisitions. Working capital investment typically increases during periods of sales expansion when higher levels of receivables occur.

We had no long-term debt as of September 30, 2007, and after commitments for various letters of credit primarily related to insurance policies, the available portion of the company's $50.0 million revolving credit facility was $45.0 million. The credit agreement expires in 2010.

We believe the funds available to us from our working capital, future operating cash flows and our credit and leasing facilities will be sufficient to finance our operation during the next twelve months.

As of September 30, 2007, we were in compliance with all of our restrictive covenants and we project that our compliance will remain intact through 2007. Due to the net loss in the first nine months of 2007, we have amended our debt agreement in order to continue paying cash dividends and repurchasing our stock.

Cash Flows: During the nine-month period ended September 30, 2007, cash provided by operating activities was $8.9 million as compared to $14.1 million during the same period of 2006.  Operating cash flows were positively impacted during the first nine months of 2007 as compared to the same period of 2006 by, among other things, changes in other current assets, accounts payable, income taxes payable and accrued payroll. During 2007, the most significant of these was the receipt of a $5.8 million income tax refund for the overpayment of estimated taxes during the first nine months of 2006. In addition, we collected nearly $3.0 million in cash for equipment sold in 2006.  The impact of these positive factors was offset by changes in accrued claims, accounts receivable, and the decline in operating income. Of these, the change in accounts receivable, due to reduced revenue levels and the collection in 2006 of the disaster-related receivables, caused a decline in cash flows of $13.9 million while the reduction in net income caused a decline of $11.2 million.

The total of depreciation and amortization expense for the nine-month periods ended September 30, 2007 and 2006 was $18.2 million and $19.3 million, respectively.

Cash flows used in investing activities changed from $18.3 million during the first nine months of 2006 to $656 thousand in cash during the comparable period of 2007. Decreased expenditures for property and equipment net of proceeds from the sale of retired assets accounted for most of the change, while changes in life insurance proceeds accounted for another $600 thousand.  Investments in property and equipment exclude $5.6 million of expenditures for revenue equipment, treated as non-cash items because payment was not made until after the end of the third quarter.

Cash flows used in financing activities changed to $9.2 million for the nine months ended September 30, 2007 from $4.4 million for the nine months ended September 30, 2006. In the first nine months of 2007, the company purchased 746 thousand shares of our common stock on the open market and 94 thousand shares of common stock from current and former employees in simultaneous transactions with the exercise of the same number of options. During the same nine-month period of 2006, we purchased 668 thousand shares of our stock on the open market as well as 417 thousand shares of common stock from a former executive officer as a simultaneous transaction with his exercise of the same number of options. Of the shares of stock purchased on the open market, the purchase of 300 thousand shares for $2.1 million has been treated as a non-cash transaction because payment was not consummated until after the quarter ended.  Other significant changes in cash flows involving financing activities included net payments against borrowings of $4.9 million during the nine-month period of 2007 compared to net  borrowings of $1.0 million  during the same period of 2006.

Obligations and Commitments:  As of September 30, 2007, we had no debt and we had issued letters of credit for insurance purposes in the amount of $5.0 million. The table below sets forth information as to the amounts of our obligations and commitments as well as the year in which they will become due (in millions):

Payments Due by Year	Total	2007(1)	2008	2009	2010	2011	After 2011
Long-term debt and letters of credit	$5.0	$--	$--	$--	$5.0	$--	$--
Purchase obligations	15.4	15.4	--	--	--	--	--
Operating leases for
Rentals	85.6	7.8	28.8	22.5	12.1	6.6	7.8
Residual guarantees	3.6	--	0.9	1.1	1.6	--	--
Accounts payable	32.0	32.0	--	--	--	--	--
Accrued payroll(2)	4.4	4.4	--	--	--	--	--
	146.0	$59.6	$29.7	$23.6	$18.7	$6.6	$7.8
Deferred compensation
Phantom stock(3)	0.7
Rabbi trust(4)	1.4
Total	$148.1

(1)	Represents amounts due between October 1, 2007 and December 31, 2007.
(2)	Accrued payroll as presented in our consolidated condensed balance sheets includes accrued payroll, the liability for phantom stock and the liability for the rabbi trust.
(3)
Represents the period-end market value of approximately 104,000 phantom stock units awarded pursuant to our Executive Bonus and Phantom Stock Plan and a Supplemental Executive Retirement Plan. An officer may elect to cash out any number of the phantom stock units between December 1 and December 15 of any year selected by the officer.  Accordingly, we are unable to anticipate the year this currently unfunded obligation will be paid.

(4)
Includes the obligations of a "grantor" (or "rabbi") trust established in connection with our 401(k) wrap plan to hold company assets to satisfy obligations under the wrap plan. The trust obligations include approximately 83,000 shares of our common stock that will be cashed out either upon the eligibility of the obligations to be transferred to our 401(k) Savings Plan or upon the retirement of individual wrap plan participants. Accordingly, we are unable to anticipate the year this amount will be paid in cash or the amount of cash ultimately payable.

As of September 30, 2007, we had purchase commitments of $15.4 million, including contracts to purchase tractors and trailers totaling $15.0 million during the remainder of 2007. We expect to lease many of the tractor and trailer assets when they are placed into service.

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

At September 30, 2007, the amount of our obligations to lessors for residual guarantees did not exceed the amount we expect to recover from the manufacturer.

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

Although we believe the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will be realized. Should one or more of the risks or uncertainties underlying such expectations not materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected.

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

OFF-BALANCE SHEET ARRANGEMENTS

We utilize non-cancelable operating leases to finance a portion of our revenue equipment acquisitions. As of September 30, 2007, we leased 1,113 tractors and 2,117 trailers under operating leases with varying termination dates ranging from 2007 to 2014. Vehicles held under operating leases are not carried on our balance sheet, and lease payments for such vehicles are reflected in our income statements in the line item “Revenue equipment rent”.  Our rental expense related to vehicle operating leases during the nine months ended September 30, 2007 and 2006 was $22.9 million and $23.2 million, respectively.

 Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We held no market-risk-sensitive instruments for trading purposes as of September 30, 2007.  For purposes other than trading, we held the following market-risk-sensitive instruments as of September 30, 2007:

Description	Discussion
Rabbi Trust investment ($558 thousand) in 83,000 shares of our stock.
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

 Item 4.  Controls and Procedures

(a) Disclosure Controls and Procedures:  As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, the effectiveness of the design and the operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 in light of the remediation of the material weakness discussed below.

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

As a result of management’s reevaluation of the material weakness in internal control over financial reporting described in the preceding paragraph, management has concluded that as of September 30, 2007, the Company's internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.

(c) Changes in Internal Control over Financial Reporting: There were no changes in the Company's internal control over financial reporting, with the exception of the remediation measures to address the material weakness identified above, during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

(d) Remediation Efforts: In the third quarter of 2007, the Company developed, implemented and improved the following controls to remediate the conditions described in Item 4 (b) above:

•
The Company improved its policies on the timely recording of events that may lead to the eventual assertion of claims for loss of and damage to customer freight in order to assure the proper matching and recording of such claims in the period in which the revenue associated with the loss was recognized.

•	Management implemented more robust supervision and review procedures over the reserve for cargo claims and associated changes in the reserves at the end of each quarterly period.
•	The Company evaluated and improved the controls surrounding its reporting for incurred but not yet reported claims.

Management believes that as of September 30, 2007, the Company has fully remediated the material weakness in our internal control over financial reporting with respect to ensuring the completeness and accuracy of the reserve for cargo claims.

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings

We are party to routine litigation incidental to our business, primarily involving claims for personal injury, property damage, work-related injuries of employees and cargo losses incurred in the ordinary and routine highway transportation of freight. We also primarily self-insure for employee health care claims.  As of September 30, 2007, the aggregate amount of reserves for such claims on our consolidated condensed balance sheet was $17.0 million. We maintain excess insurance programs and accrue for expected losses in amounts designed to cover liability resulting from such claims.

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

We are subject to a highly volatile effective income tax rate.  The volatility is due to the methods of estimating annual tax rates as required by US GAAP which may result in large swings in effective tax rates recorded for individual quarters.  We are particularly vulnerable to these swings due to the large non-deductible expenses incurred for living expenses of our drivers in relation to the levels of our pre-tax income during periods of profitability, and in relation to the levels of our pre-tax losses during periods of losses.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table includes information about our common stock repurchases during the three-month period ended September 30, 2007.

Period	Total Number of Shares Purchased (a)		Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (1) (d)
July 1 to July 31, 2007	--		$--	--	814,800
August 1 to August 31, 2007	63,600	(2)	8.66	62,100	752,700
September 1 to September 30, 2007	394,800		6.90	394,800	357,900
Total	458,400		$7.14	456,900

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

(2)
During August 2007, current and former employees exchanged 1,500 shares they owned for more than one year as consideration for the exercise of stock options, as permitted by our share option plans.  Such transactions are not deemed as having been purchased as part of our publicly announced plans or programs.

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

FROZEN FOOD EXPRESS INDUSTRIES, INC.
(Registrant)

Dated: November 6, 2007	By	/s/ Stoney M. Stubbs, Jr.
Stoney M. Stubbs, Jr. Chairman of the Board of Directors and President (Principal Executive Officer)

FROZEN FOOD EXPRESS INDUSTRIES, INC.
(Registrant)
Dated: November 6, 2007	By	/s/ Thomas G. Yetter
Thomas G. Yetter Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)(17 CFR 240.13a-14(a)). (filed herewith)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)(17 CFR 240.13a-14(a)). (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)