Form 10-K
period 2007-12-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2008-03-14
CIK 39273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission file number 1-10006

FROZEN FOOD EXPRESS INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)
TEXAS (State or other jurisdiction of incorporation or organization)	75-1301831 (I.R.S. Employer Identification No.)
1145 EMPIRE CENTRAL PLACE, DALLAS, TEXAS (Address of principal executive offices)	75247-4305 (Zip Code)

Registrant's telephone number, including area code: (214) 630-8090

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
i) Common Stock $1.50 par value ii) Rights to purchase Common Stock	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act: Yes [    ] No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: Yes [    ] No [ X ]

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See the definition of “large accelerated filer”,  “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [    ]  Accelerated filer [ X ]  Non-accelerated filer [    ]   Smaller reporting company [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [ X ]

The aggregate market value of 15,969,049 shares of the registrant’s $1.50 par value common stock held by non-affiliates as of June 30, 2007 was approximately $161,926,000 million (based upon $10.14 per share).

As of February 29, 2008, the number of outstanding shares of the registrant’s common stock was 16,650,992.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 2007 and Proxy Statement for use in connection with its Annual Meeting of Stockholders to be held on May 14, 2008, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2007, are incorporated by reference in Part III (Items 10, 11, 12, 13 and 14).

-i-

-ii-

PART I

ITEM 1. Business.
Frozen Food Express Industries, Inc. is a publicly-owned motor carrier with core operations in the transport of temperature-controlled products and perishable goods including food products, health care products and confectionary items.  Service is offered in over-the-road and intermodal modes for temperature-controlled truckload and less-than-truckload, as well as dry truckload.  We also provide brokerage, or logistics services, as well as dedicated fleets.   We were incorporated in Texas in 1969, as successor to a company formed in 1946. Our principal office is located at 1145 Empire Central Place, Dallas, Texas 75247-4305.  References to “we” or “us”, unless the context requires otherwise, include Frozen Food Express Industries, Inc. and our subsidiaries, all of which are wholly-owned.  Our services are further described below:
- TRUCKLOAD LINEHAUL SERVICE: This service provides for the shipment of a load, typically weighing between 20,000 and 40,000 pounds and usually from a single shipper, which fills the trailer. Normally, a truckload shipment has a single destination, although we are also able to provide multiple deliveries. According to industry publications and based on 2006 revenue (the most recent year for which data is available), we are one of the largest temperature-controlled, truckload carriers in North America.
- DEDICATED FLEETS: In providing certain truckload services, we contract with a customer to provide service involving the assignment of specific trucks and drivers to handle certain of the customer's transportation needs. Frequently, we and our customers anticipate that dedicated fleet logistics services will lower the customer's transportation costs and improve the quality of service.
- LESS-THAN-TRUCKLOAD ("LTL") LINEHAUL SERVICE: This service provides for the shipment of a load, typically consisting of up to 30 shipments, each weighing as little as 50 pounds or as much as 20,000 pounds, from multiple shippers destined to multiple receivers. Our temperature-controlled LTL operation is the largest in the United States and the only one offering regularly scheduled nationwide service. In providing refrigerated LTL service, multi-compartment trailers enable us to haul products requiring various levels of temperature control as a single load.
- BROKERAGE: Our brokerage operation helps us to balance the level of demand in our core trucking business. Orders for shipments to be transported for which we have no readily available transportation assets are assigned to other unaffiliated motor carriers through our brokerage service. We establish the price to be paid by the customer and we invoice the customer. Accordingly, we also assume the credit risk associated with the transaction. Our brokerage service also pays the other motor carrier and earns a margin on the difference.
- OTHER: During the last four months of 2005, many of our resources were engaged in providing relief to the regions affected by Hurricanes Katrina and Rita. We provided dedicated fleet services, which contributed revenue of $5.7 million in 2005 and $500 thousand for similar services in 2006. No such revenue was generated during 2007.  We also provided temperature-controlled trailers, which were rented on a per-day basis for storage and transportation of perishable items. Such hurricane-related trailer rentals generated revenue of $3.2 million during the final three months of 2005 and $2.2 million for rentals that continued into 2006.

The following table summarizes and compares the components of our revenue for each of the years in the five-year period ended December 31, 2007 (in millions):
Revenue from:	2007	2006	2005	2004	2003
Truckload linehaul services	$212.4	$237.5	$263.2	$258.7	$239.8
Dedicated fleets	17.9	21.1	31.5	20.3	14.5
Less-than-truckload linehaul services	127.4	129.8	131.2	123.2	115.5
Fuel surcharges	73.4	75.1	63.5	31.7	15.7
Brokerage	15.6	12.5	15.6	24.9	15.0
Equipment rental	5.5	7.7	9.0	5.9	5.4
	$452.2	$483.7	$514.0	$464.7	$405.9

Additional information regarding our business is presented in the Notes to Consolidated Financial Statements included in Item 8 and in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K.
We offer nationwide services to nearly 10,000 customers, none of which accounted for more than 10% of total revenue during each of the past five years. Revenue from international activities was less than 10% of total revenue during each of the past five years.

MARKETING
Our temperature-controlled and non-temperature-controlled ("dry") trucking operations serve nearly 10,000 customers in the United States, Mexico and Canada. Temperature-controlled shipments account for about 75% of our total revenue.  Our customers are involved in a variety of products including food products, pharmaceuticals, medical supplies and household goods. Our customer base is diverse in that our 5, 10 and 20 largest customers accounted for 22%, 32% and 42%, respectively, of our revenue during 2007. None of our markets are dominated by any single competitor. We compete with several thousand other trucking companies. The principal methods of competition are price, quality of service and availability of equipment needed to satisfy customer requirements.
Temperature-Controlled Trucking: The products we haul include meat, ice, poultry, seafood, processed foods, candy and other confectionaries, dairy products, pharmaceuticals, medical supplies, fresh and frozen fruits and vegetables, cosmetics, film and Christmas trees. In the temperature-controlled market, it may be necessary to keep freight frozen, as with ice; to keep freight cool, as with candy; or to keep freight from freezing, for example, when delivering fresh produce or flowers to Minnesota during winter. The common and contract hauling of temperature-sensitive cargo is highly fragmented and comprised primarily of carriers generating less than $50 million in annual revenue. Industry publications report that only twelve other temperature-controlled carriers generated $100 million or more of revenue in 2006, the most recent year for which data is available. In addition, many major food companies, food distribution firms and grocery chain companies transport a portion of their freight with their own fleets ("private carriage").

1 of 71

High-volume shippers frequently seek to lower their cost structures by reducing their private carriage capabilities by turning to common and contract carriers ("core carriers") for their transportation needs. As core carriers continued to improve their service capabilities through such means as satellite communications systems and electronic data interchange, some shippers abandoned their private carriage fleets in favor of common or contract carriage.
Non-Temperature-Controlled Trucking: Our non-temperature-controlled (“dry”) trucking fleet conducts business under the name American Eagle Lines ("AEL"). AEL accounts for about 35% of our truckload linehaul revenue. AEL serves the dry truckload market throughout the United States and Canada. Also, during 2007, about 10% of the truckload shipments transported by our temperature-controlled fleets were of dry commodities.
 Intermodal:  In providing our truckload linehaul service, we often engage railroads to transport shipments between major cities. In such an arrangement (called "intermodal" service), loaded trailers are transported to a rail facility and placed on flat cars for transport to their destination. On arrival, we pick up the trailer and deliver the freight to the consignee. Intermodal service is generally less costly than using one of our own trucks for such movements, but other factors also influence our decision to utilize intermodal services.

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
For much of 2003, the labor market remained soft, and we experienced less difficulty in attracting qualified employee-drivers than in 2002. From 2003 into the first part of 2007, the economy has improved and our ability to attract such drivers has been negatively impacted.  During 2007 and into 2008, the economy has weakened and driver retention has improved.  If the economy strengthens during 2008, the availability of qualified drivers could continue to diminish. Effective April 2006, we implemented a general rate increase of $0.02 per mile, an increase of about 6%, for all employee-drivers.
During 2007, our employee-driver turnover rate was approximately 90%, depending on a number of factors, as compared to industry averages exceeding 120% during the same period.  If we can retain a driver through the fairly difficult first six- to twelve-month period, we usually have the opportunity to retain them for the long-term.  For example, the average tenure for all of our drivers at the end of 2007 was 3.4 years, but for trainees, the average tenure was 2.5 months.  Among drivers who have been with us for at least one year, the average tenure was 5.6 years.
Owner-Operators: We actively seek to expand our fleet with equipment provided by owner-operators, who act as independent contractors. Owner-operators provide tractors and drivers to pull our loaded trailers. Each owner-operator pays for the drivers' wages, fuel, equipment-related expenses and other transportation expenses and receives either a portion of the revenue from each load or a guaranteed rate per mile. At the end of 2007, we had contracts for 412 owner-operator tractors in our truckload operations and 162 in our LTL operations. Of the 412 truckload tractors, 264 were owned by us and leased to the involved owner-operators.
The percent of linehaul truckload and LTL revenue generated from shipments transported by owner-operators during each of the last five years is summarized below:

Percent of Linehaul Revenue from Shipments Transported by Owner-Operators	2007	2006	2005	2004	2003
Truckload	24%	24%	26%	29%	31%
LTL	54%	56%	59%	62%	63%

To compensate owner-operators for the use of their trucks, we pay them commissions that are based either upon the amount of revenue we earn from the shipments they transport or upon the miles their trucks travel to haul our freight. Freight hauled by an owner-operator is transported under operating authorities and permits issued to us by various state and federal agencies.  We, and not the owner-operator, are accountable to the customers for any problems encountered related to the shipment. We, and not the owner-operator, have sole discretion as to the price the customer will pay for the service, and owner-operators may decline to haul specific loads for any reason, including their belief that their revenue-based commission will not be to their satisfaction. Further, we, and not the owner-operator, are 100% at risk for credit losses should the customer fail to pay us for the service. For these reasons, revenue from shipments hauled by owner-operators is recorded as gross of owner-operator commissions, rather than as an agent net of such commissions.
Fuel: Our average cost per gallon of fuel doubled between 2003 and 2007, including an increase of approximately 14% in 2006, and an increase of 7% during 2007, each as compared to the prior year. Through February of 2008, the cost per gallon of fuel has increased an additional 19% over that of 2007.  Owner-operators are responsible for all costs associated with their equipment, including fuel. Therefore, the cost of such fuel is not a direct expense of ours. Fuel price fluctuations result from many external market factors that cannot be influenced or predicted by us.
In most years states increase fuel and road use taxes. Our recovery of future increases or realization of future decreases in fuel prices and fuel taxes, if any, will continue to depend upon competitive freight market conditions.
We do not hedge our exposure to volatile energy prices.  We are able to mitigate the impact of such volatility by adding fuel surcharges to the basic rates for the services we provide. Surcharges are designed to, but often do not, fully offset the increased fuel expenses we incur when prices escalate rapidly.
Though we will continue to add fuel surcharges whenever possible, there can be no assurance that we can add them in an amount sufficient to minimize the impact of fuel prices on our results of operations.
Factors that could prevent us from fully recovering fuel cost increases include the competitive environment, deadhead (empty) miles, tractor engine idling and fuel to power our trailer refrigeration units. Such fuel consumption often cannot be attributed to a particular load and therefore, there is no incremental revenue to which a fuel surcharge may be applied. Also, our fuel surcharges are computed by reference to federal government indices that are released weekly for the preceding week. When prices are rising, our fuel cost in a given week is more than the price indicated by the government reports for the preceding week. Accordingly, we are unable to recover the excess of the current week's actual price to the preceding week's indexed price.

2 of 71

               The Environmental Protection Agency (“EPA”) has mandated lower emission standards for newly manufactured tractor engines.  We scheduled our new equipment purchases to accommodate these new standards to allow adequate testing of the new engines.  The 2007 EPA-compliant engines are equipped with a diesel particulate filter and will require more costly ultra-low-sulfur diesel (ULSD) fuel.  ULSD fuel costs approximately $0.04 to $0.05 more per gallon.
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
               Drivers must also complete our training program, which includes tests for motor vehicle safety and over-the-road driving. They must have a current commercial driving license before being assigned to a tractor. Student drivers undergo a more extensive training program with an experienced instructor-driver. In accordance with federal regulations, we conduct drug tests on all driver candidates and maintain a continuing program of random testing for use of such substances. Applicants who test positive for drugs are turned away and drivers who test positive for such substances are immediately disqualified.
               As of December 31, 2007, our liability insurance provides for a $3 million deductible for each occurrence.  We are fully insured between $3 million and $5 million per occurrence.  The insurance company and we share in losses on a 75%/25% basis between $5 million and $10 million per occurrence. Accordingly, our maximum exposure for a $10 million insured loss is $4.25 million. We are fully insured for liability exposures between $10 million and $50 million. Our liability insurance policies will expire in mid-2008, at which time these coverage levels may change.  Insurance premiums do not significantly contribute to our operating costs, primarily because we carry large deductibles under our policies of liability insurance.
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
During December, 2007, a major ice storm hit the mid-section of the United States.  One of our trucks was involved in a chain-reaction accident on an icy bridge.  Due to various factors and events that occurred relative to this incident, we established a significant reserve for the outcome of this event.
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
               Temperature-controlled truckload service requires a substantially lower capital investment for terminals and lower costs for shipment handling and information management than does LTL. At the end of 2007, our truckload tractor fleet consisted of 1,271 tractors owned or leased by us and 412 tractors contracted to us by owner-operators, making us one of the seven largest temperature-controlled truckload carriers in North America.
               We conduct operations involving "dedicated fleets". In such an arrangement, we contract with a customer to provide service involving the assignment of specific trucks to handle the transportation needs of a specific customer. Frequently, we and our customers anticipate that dedicated fleet logistics services will lower the customer's transportation costs and improve the quality of the service the customer receives. We continuously improve our capability to provide and to market our dedicated fleet services. About 9% of our company-operated truckload fleet is now engaged in dedicated fleet operations.
               Temperature-controlled LTL trucking is service and capital intensive. LTL freight rates are higher than those for truckload and are based on mileage, weight, commodity type, trailer space, and pick-up and delivery locations. Temperature-controlled LTL trucking requires a system of terminals capable of temporarily holding refrigerated and frozen products. Our LTL terminals are strategically located in or near New York City, Philadelphia, Atlanta, Lakeland (Florida), Miami, Chicago, Memphis, Dallas, Salt Lake City, Modesto (California) and Los Angeles. Some of these LTL terminals also serve as truckload driver centers where company-operated, truckload fleets are based. Additional truckload operations are based in our Ft. Worth, Texas facility.
              Information Management: Information management is essential to a successful temperature-controlled trucking operation. On a typical day, our LTL system handles about 6,000 shipments - about 4,000 on the road, 1,000 being delivered and 1,000 being picked up. In 2007, our LTL operation handled almost 280,000 individual shipments.
               Our truckload fleets use computer and satellite technology to enhance efficiency and customer service. The satellite-based communications system provides automatic hourly position updates of each truckload tractor and permits real-time communication between operations personnel and drivers. Dispatchers relay pick-up, delivery, weather, road and other information to the drivers while shipment status and other information is relayed by the drivers to our computers via the satellite.
               International Operations: Service to and from Canada is provided using tractors from our fleets. We partner with Mexico-based trucking companies to facilitate freight moving both ways across the southern United States border. Freight moving from Mexico is hauled in our trailers to the border by the Mexico-based carrier, where the trailers are exchanged. Southbound shipments work much the same way. This arrangement has been in place for more than ten years.
              In February, 2007, the United States Department of Transportation (“DOT”) announced a new program to allow United States-based trucks into Mexico for the first time ever and to change how some Mexico-based trucks may operate within the United States. Regarding the ability of Mexican trucks to operate within the United States, the DOT has put in place a rigorous inspection program to ensure the safe operation of Mexico-based trucks crossing the border. Mexican trucking companies that may be allowed to participate in this program will  be required to have insurance with a U.S. licensed firm and meet all U.S. safety standards. Companies that meet these standards will be allowed to make international pick up and deliveries only and will not be able to move goods from one U.S. city for delivery to another.
              We do not expect to change our manner of dealing with freight to or from Mexico. Although we serve customers in Mexico, less than 10% of our consolidated linehaul revenue during 2007 involved international shipments, all of which was billed in United States currency.

3 of 71

EQUIPMENT
               We operate premium company-owned tractors in order to help attract and retain qualified employee-drivers, promote safe operations, minimize maintenance and repair costs and assure dependable service to our customers. We believe the higher initial investment for our equipment is recovered through more efficient vehicle performance offered by such premium tractors and improved resale value. Repair costs are mostly recovered through manufacturers' warranties, but routine and preventative maintenance is our expense.
               When we put a new truck into service, we and the manufacturer typically agree that the manufacturer will purchase that truck from us at the end of the truck’s service life, typically after 42 months.
               Changes in the size of our fleet depend upon acquisitions, if any, of other motor carriers, developments in the nation's economy, demand for our services and the availability of qualified drivers. Continued emphasis will be placed on improving the operating efficiency and increasing the utilization of the fleet through enhanced driver training and retention and reducing the percentage of empty, non-revenue producing miles. Due to the current softness in customer demand for our services, we do not plan to add trucks to our company-operated, truckload fleet during 2008.
               The federal government has required new technology for truck engines. The new technology is designed to reduce emission from diesel engines.  Our cost of new trucks increased 12.5% largely due to the new engines. The newer engines are also more costly to maintain over the service life of the trucks. In order to delay the purchase price increase, the additional maintenance expenses and other uncertainties involved with the new technology engines, we took delivery during late 2006 and early 2007 of 720 trucks without the new technology, and retired a number of older 2003 and 2004 model trucks from service.  In late 2007, we placed 34 trucks with the EPA compliant engines in service, and expect to add another 518 as replacements for older tractors in 2008.  Because we retired older equipment with our pre-purchase strategy, we did not have an excess number of trucks sitting idle, as did many other companies who purchased the old-technology trucks.

REGULATION
                Our trucking operations are regulated by the DOT. The DOT generally governs matters such as safety requirements, registration to engage in motor carrier operations, certain mergers, insurance, consolidations and acquisitions. The DOT conducts periodic on-site audits of our compliance with its safety rules and procedures. Our most recent audit, which was completed in March of 2008, resulted in a rating of "satisfactory", the highest safety rating available. A "conditional" or "unsatisfactory" DOT safety rating could have an adverse effect on our business, as some of our contracts with customers require a satisfactory rating and our qualification to self-insure our liability claims would be impaired.
                During 2005, the Federal Motor Carrier Safety Administration ("FMCSA") began to enforce changes to the regulations which govern drivers' hours of service. Hours of Service ("HOS") rules issued by the FMCSA, in effect since 1939, generally limit the number of consecutive hours and consecutive days that a driver may work. The new rules reduced by one hour the number of hours that a driver may work in a shift, but increased by one hour the number of hours that a driver may drive during the same shift. Drivers often are working at a time they are not driving. Duties such as fueling, loading and waiting to load count as part of a driver's shift that are not considered driving. Under the old rules, a driver was required to rest for at least eight hours between shifts. The new rules increased that to ten hours, thereby reducing the amount of time a driver can be "on duty" by two hours.
                Because of the two additional hours of required rest period time and the amount of time our drivers spend loading and waiting to load, we believe the new rules have reduced our productivity and may negatively impact our profitability during 2008 and beyond. Accordingly, we are seeking pricing concessions from our customers to mitigate the impact on our profitability.
        Some states and municipalities have begun to restrict the locations and amount of time where diesel-powered tractors, such as ours, may  idle, in order to reduce exhaust emissions. We have plans to equip all of our truckload linehaul tractors with on-board power units that do not require the engine to idle by the end of 2008.  In the meantime, these restrictions could force us to alter our drivers’ behavior, accelerate the purchase of the on-board power units or face a decrease in productivity.
              We have experienced higher prices for new tractors over the past few years, partially as a result of government regulations applicable to newly manufactured tractors and diesel engines, in addition to higher commodity prices and better pricing power among equipment manufacturers. More restrictive EPA emissions standards for 2007 required vendors to introduce new engines. Additional EPA-mandated emission standards will become effective for newly manufactured trucks beginning in January 2010. Our business could be harmed if we are unable to continue to obtain an adequate supply of new tractors and trailers. We expect to continue to pay increased prices for equipment. At December 31, 2007, only 2% of our tractor fleet was comprised of tractors with pre-2007 engines that meet EPA-mandated clean air standards.  By year-end 2008, approximately one-third of our fleet will have the new engines.  We are also subject to regulation by various state regulatory agencies with respect to certain aspects of our operations. State regulations generally involve safety and the weight and dimensions of equipment.

SEASONALITY
               Our temperature-controlled truckload operations are somewhat affected by seasonal changes. The growing seasons for fruits and vegetables in Florida, California and Texas typically create increased demand for trailers equipped to transport cargo requiring refrigeration. Our LTL operations are also impacted by the seasonality of certain commodities. LTL shipment volume during the winter months is normally lower than other months. Shipping volumes of LTL freight are usually highest during July through October.  LTL volumes also tend to increase in the weeks preceding holidays such as Thanksgiving, Christmas and Easter when significant volumes of food and candy are shipped.  Severe winter driving conditions can be hazardous and impair all of our trucking operations from time to time.

4 of 71

EMPLOYEES
               The number of our employees, none of whom are subject to collective bargaining arrangements, as of December 31, 2007 and 2006 was as follows:
	2007	2006
Drivers and trainees	1,577	1,694
Non-driver personnel
Full time	815	922
Part time	48	58
Total motor carrier	2,440	2,674
Logistics and brokerage	37	17
	2,477	2,691

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
               Although we believe the expectations reflected in such forward-looking statements are reasonable, actual results could differ materially from the expectations reflected in such forward-looking statements. Should one or more of the risks or uncertainties underlying such expectations not materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those we expect.
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

INTERNET WEB SITE
               We maintain a web site, www.ffex.net, on the Internet where additional information about our company is available. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, press releases, earnings releases and other reports filed with and furnished to the SEC, pursuant to Section 13 or 15(d) of the Exchange Act are available, free of charge, on our web site as soon as practical after they are filed.
       We have adopted a Code of Business Conduct and Ethics for our Board of Directors, our Chief Executive Officer, principal financial and accounting officers and other persons responsible for financial management and our employees generally. We also have charters for the Audit Committee, Compensation Committee, and Nominating Committee of our Board of Directors. Copies of the foregoing documents may be obtained on our website as noted in the above paragraph, and such information is available in print to any shareholder who requests it.

SEC FILINGS
       The annual, quarterly, special and other reports we file with and furnish to the SEC are available at the SEC's Public Reference Room, located at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330. The SEC also maintains a web site at www.sec.gov. The SEC site also contains information we file with and furnish to the agency.

ITEM 1A. Risk Factors.
       There are numerous factors that affect our business and our operating results, many of which are beyond our control. The following is a description of significant factors that might cause our future operating results to differ materially from those currently expected. The risks described below are not the only risks facing us. Additional risks and uncertainties not specified herein, not currently known to us or currently deemed to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
               We are subject to general economic factors and business risks that are beyond our control, any of which could significantly reduce our operating margins and income.   Recessionary economic cycles, changes in customers' business activity and outlook and excess tractor or trailer capacity in comparison with shipping demands could impact our operations. Economic conditions that decrease shipping demand or increase the supply of tractors and trailers generally available in the transportation sector of the economy can exert downward pressure on our equipment utilization, thereby decreasing asset productivity. Economic conditions also may harm our customers and their ability to pay for our services. Customers encountering adverse economic conditions represent a greater potential for loss, and we may be required to increase our allowance for uncollectible accounts.
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
               Future insurance and claims expense could reduce our earnings.  Our future insurance and claims expense might exceed historical levels, which could reduce our earnings. We self-insure significant portions of our claims exposure resulting from work-related injuries, auto liability, general liability, cargo and property damage claims, as well as employees' health insurance. We reserve currently for anticipated losses and expenses. We periodically evaluate and adjust our claims reserves to reflect our experience. However, ultimate results usually differ from our estimates.

5 of 71

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
               Higher fuel prices could reduce our income.  We are subject to risk with respect to purchases of fuel for use in our tractors and refrigerated trailers. Fuel prices are influenced by many factors that are not within our control. Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition unless we are able to pass increased costs on to customers through rate increases or fuel surcharges. Historically, we have sought to recover increases in fuel prices from customers through fuel surcharges. Fuel surcharges that can be collected have not always fully offset the increase in the cost of diesel fuel in the past and there can be no assurance that fuel surcharges that can be collected will offset the increase in the cost of diesel fuel in the future.
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
               We rely on our key management and other employees and depend on recruitment and retention of qualified personnel; difficulty in attracting or retaining qualified employee-drivers and independent contractors who provide tractors for use in our business could impede our growth and profitability.  A small number of key executives manage our business.  Their departure could have a material adverse effect on our operations.  In addition, our performance is primarily dependent upon our ability to attract and retain qualified drivers.  Our independent contractors are responsible for paying for their own equipment, labor, fuel, and other operating costs.  Significant increases in these costs could cause them to seek higher compensation from us or other opportunities. Competition for employee-drivers continues to increase. If a shortage of employee-drivers occurs, or if we were unable to continue to sufficiently contract with independent contractors, we could be forced to limit our growth or experience an increase in the number of our tractors without drivers, which would lower our profitability.  During April 2006, we increased our employee-driver pay scale by about 6%. We could be required to further adjust our driver compensation, which could impact our profitability if not offset by a corresponding increase in the rates we charge for our services.
                Reductions in service by the railroads or increases in railroad rates can impact our intermodal operations, which could reduce our income.  Our intermodal operations are dependent on railroads, and our dependence on railroads may increase if we expand our intermodal services. In most markets, rail service is limited to a few railroads or even a single railroad. Any reduction in service by the railroads may increase the cost of the rail-based services we provide and reduce the reliability, timeliness and overall attractiveness of our rail-based services. Railroads are relatively free to adjust their rates as market conditions change. That could result in higher costs to our customers and impact our ability to offer intermodal services. There is no assurance that we will be able to negotiate replacement of or additional contracts with railroads, which could limit our ability to provide this service.
                Interruptions in the operation of our computer and communications systems could reduce our income.   We depend on the efficient and uninterrupted operation of our computer and communications systems and infrastructure. Our operations and those of our technology and communications service providers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, Internet failures, computer viruses and other events beyond our control. In the event of a system failure, our business could experience significant disruption. To mitigate this risk, we have established an off-site facility where our data and processing functions are replicated.
               Changes in the availability of or the demand for new and used trucks could reduce our growth and negatively impact our income.   More restrictive federal emissions standards for 2007 model year trucks require new technology diesel engines. As a result, we expect to continue to pay increased prices for equipment and incur additional expenses and related financing costs for the foreseeable future. The new engines are also expected to reduce equipment productivity, increase fuel consumption and be more expensive to maintain.
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
               We operate in an industry subject to extensive government regulations, and costs of compliance with and liability for violation of existing or future regulations could significantly increase our costs of doing business.   Our operations are overseen by various agencies. Our drivers must comply with federal safety and fitness regulations, including those relating to drug and alcohol testing and hours of service. Such matters as weight and equipment dimensions are also the subject of federal and state regulations. We are also governed by federal and state regulations regarding fuel emissions, and other matters affecting safety or operations. Future laws and regulations may be more stringent and may influence the demand for transportation services, may require us to make changes in our operating practices, or may require us to incur significant additional costs. Higher costs incurred by us or by our suppliers who pass the costs onto us through higher prices could adversely affect our results of operations.
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

6 of 71

               An extended disruption of vital infrastructure could negatively impact our business, results of operations and financial condition.  Our operations depend upon, among other things, our infrastructure, including equipment and facilities. Extended disruption of vital infrastructure by fire, power loss, natural disaster, telecommunications failure, computer hacking or viruses, technology failure, terrorist activity or the domestic and foreign response to such activity, or other events outside of our control could have a materially adverse impact on the transportation services industry as a whole and on our business, results of operations, cash flows, and financial condition in particular. Our business recovery plan may not work as intended or may not prevent significant interruptions of our operations.
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
We are subject to anticipated future increases in the statutory federal tax rate.  An increase in the statutory rate would increase our tax expense.  In addition, our net deferred tax liability is stated net of offsetting deferred tax assets.  The assets consist of anticipated future tax deductions for items such as personal and work-related injuries and bad debt expenses which have been reflected on our financial statements but which are not yet tax deductible.  At current federal tax rates, we will need to generate sufficient future taxable income in order to fully realize our deferred tax assets.  Due to probable tax rate increases in the future, we would be required to adjust our deferred tax liabilities at that time to reflect higher federal tax rates.
Other Risks Related to Our Business. Other risk factors include, but are not limited to, changes in the mix of our services, changes in legislation applicable to us, changes in market demand or our business strategies, potential litigation and claims arising in the normal course of business, credit risk of customers and other risk factors.

ITEM 1B.  Unresolved Staff Comments.
None

ITEM 2.  Properties.
               The following tables set forth certain information regarding our revenue equipment at December 31, 2007 and 2006:

	Age in Years
Tractors	Less than 1		1 through 3		More than 3		Total
	2007	2006	2007	2006	2007	2006	2007	2006
Company-owned and leased	204	490	918	891	379	207	1,501	1,588
Owner-operator provided	161	109	311	37	102	453	574	599
	365	599	1,229	928	481	660	2,075	2,187

	Age in Years
Trailers	Less than 1		1 through 5		More than 5		Total
	2007	2006	2007	2006	2007	2006	2007	2006
Company-owned and leased	456	493	2,345	2,521	1,241	898	4,042	3,912
Owner-operator provided	--	--	--	3	4	4	4	7
	456	493	2,345	2,524	1,245	902	4,046	3,919

7 of 71

               Approximately three-fourths of our trailers are insulated and equipped with refrigeration units capable of providing the temperature control necessary to handle perishable freight. Trailers that are used primarily in LTL operations are equipped with movable partitions permitting the transportation of goods requiring maintenance of different temperatures. We also operate a fleet of non-refrigerated trailers in our "dry freight" truckload operation. Company-operated trailers are primarily 102 inches wide. Truckload trailers used in dry freight linehaul operations are 53 feet long. Linehaul temperature-controlled operations are conducted with both 48- and 53-foot refrigerated trailers.
Our general policy is to replace our company-operated, heavy-duty tractors after 42 months, subject to cumulative mileage and condition. Our refrigerated and dry trailers are usually retired after seven or ten years of service, respectively. Occasionally, we retain older equipment for use in local delivery operations.
At December 31, 2007, in addition to a number of smaller rented recruiting and sales offices around the United States, we maintained terminal or office facilities of 10,000 square feet or more in or near the cities listed below. Lease terms range from one month to twelve years. We expect that our present facilities are sufficient to support our operations. We also own three properties in Texas that we lease to W&B Service Company, L. P. (“W&B”), an entity in which we hold a minority ownership interest.
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
Most of our terminals serve as satellite offices for our brokerage operation, FFE Logistics, Inc. (“FFEL”).  In other markets, FFEL also leases small sales offices.  FFEL has also expanded from one office at the end of 2006 to twelve as of December 31, 2007.
During 2007, we learned that the (owned) terminal near Newark and the (leased) facility near Los Angeles have been targeted for eminent domain proceedings by the cities in which they are located.  We are currently working with the appropriate authorities to accommodate our need to sell the New Jersey property and vacate the premises in an orderly fashion.  We have owned the New Jersey property for about 20 years, and it is not subject to any liens.  When we sell the property to a user that meets the standards of the city, we project that we will realize a substantial gain and receive cash for the full sales price.  We are currently searching for a new location in the northern and central sections of New Jersey.  We currently are planning to lease, rather than own, the new facility.  This matter should be concluded during 2008.
With regard to the leased southern California location, the city in which it is located has informed the property owner and us that it plans to construct a water tower and pumping station on the property.  Our lease expires late in 2011, and we do not expect the city to take action until at least that time.  We are currently looking for a replacement facility, which we intend to lease on a long-term basis.

ITEM 3.  Legal Proceedings.
We are party to routine litigation incidental to our business, primarily involving claims for personal injury, property damage, work-related injuries of employees and cargo losses incurred in the ordinary and routine highway transportation of freight. As of December 31, 2007, the aggregate amount of reserves for such claims on our consolidated balance sheet was nearly $21.7 million. We also primarily insure for employee health care claims.  We maintain excess insurance programs and accrue for expected losses in amounts designed to cover liability resulting from such claims.
On January 4, 2006, Owner Operator Independent Drivers Association, Inc., Warrior Transportation, Roy Clark, and Gregory Colvin d/b/a Wolverine Trucking, Inc. filed a lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, on behalf of themselves and all others similarly situated against our principal operating subsidiary FFE Transportation Services, Inc. (“FFE”).  Plaintiffs alleged that FFE’s Independent Contractor Agreements (“ICA”) violated the federal Truth in Leasing Regulations that govern the content of agreements, such as the ICAs, between independent drivers and trucking companies.  Plaintiffs seek certification of a class consisting of every contractor who signed an ICA with FFE since January 4, 2002.  According to Plaintiffs, FFE violated the regulations by deducting amounts from the proposed class members’ escrow accounts to pay obligations that were not specified with particularity.  Plaintiffs further alleged that FFE improperly deducted certain fees and charges from proposed class members' compensation at the time of payment.  Plaintiffs also allege improper forced purchases in violation of the regulations.  Plaintiffs seek damages, interest, costs and attorneys’ fees, as well as declaratory and injunctive relief.
On June 15, 2007, the Court denied Plaintiffs’ motion for class certification, leaving only the Plaintiffs’ individual claims for adjudication.  The trial of those claims has been set for July 28, 2008.  Plaintiffs have indicated an interest in settling the remaining claims.  If the matter is not settled, FFE intends to vigorously contest Plaintiffs' claims.
On January 8, 2008, a shareholders’ derivative action was filed in the District Court of Dallas County, 192nd District, entitled James L. and Eleanor A. Gayner, Individually and as Trustees of The James L. & Eleanor 81 UAD 02/04/1981 Trust, Derivatively On Behalf of Frozen Food Express Industries, Inc. v. Stoney M. Stubbs, Jr., et al.  This action alleges that certain of our current and former officers and directors breached their respective fiduciary duties in connection with our equipment lease arrangements with certain related-parties, which were terminated in September 2006.  The shareholders seek, putatively on our behalf, an order that the lease arrangements were null and void from their origination, an unspecified amount of damages, the imposition of a constructive trust on any benefits received by the defendants as a result of their alleged wrongful conduct, and recovery of attorneys’ fees and costs.  A special litigation committee (“SLC”) consisting solely of independent directors has been created to investigate the claims in the derivative action.  As permitted by Texas law, we have requested the derivative action be stayed while the SLC conducts its investigation, which request has been opposed by the plaintiffs.  The Court has not ruled on the Company’s request to stay the action.

ITEM 4.  Submission of Matters to a Vote of Security Holders.
               No matters were submitted to a vote of our shareholders during the fourth quarter of 2007.

8 of 71

PART II

ITEM 5. Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market for Registrant's Common Equity and Related Shareholder Matters.
During each of the five quarters ended December 31, 2007, we paid a cash dividend of $0.03 per share.  Our Board of Directors intends to continue to declare such dividends on a quarterly basis in the future, subject to provisions in our credit agreement that may restrict our ability to do so without first obtaining consent from our lenders.  We have not set any pre-established guidelines as to the per-share or aggregate quarterly amount of such dividends relative to net income or any other measurement.
              As of March 7, 2008, we had approximately 3,000 beneficial shareholders, including participants in our retirement plans. Our $1.50 par value common stock trades on the Global Select Market tier of the Nasdaq Stock Market under the symbol FFEX. Information regarding our common stock is as follows:
2007	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock sales price per share
High	$10.91	$8.83	$10.91	$10.82	$7.05
Low	5.45	7.41	7.74	6.41	5.45
Cash dividends paid per share	$.12	$.03	$.03	$.03	$.03
Common stock trading volume (a)	15,759	4,413	4,501	4,116	2,729

2006	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Common stock sales price per share
High	$14.28	$14.28	$11.91	$11.25	$8.88
Low	6.94	9.90	9.31	6.94	7.14
Cash dividends paid per share	$.03	$--	$--	$--	$.03
Common stock trading volume (a)	29,994	9,101	9,763	8,167	2,963

(a)	In thousands

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1) (d)
October 1, 2007 to October 31, 2007	--	$--	--	357,900
November 1, 2007 to November 30, 2007(2)	247,233	5.76	246,400	1,111,500
December 1, 2007 to December 31, 2007(2)	7,500	$5.81	--	1,111,500
	254,733	$5.76	246,400

(1)
On November 9, 2007, our Board of Directors renewed our authorization to purchase up to 1,357,900 shares of our common stock. The authorization allows purchases from time to time on the open market or through private transactions at such times as management deems appropriate. The authorization does not specify an expiration date. Purchases may be increased, decreased or discontinued by our Board of Directors at any time without prior notice.

(2)
During the fourth quarter of 2007, current and former employees exchanged 8,333 shares they owned for more than one year as consideration for the exercise of stock options, as permitted by our share option plans.  Such transactions are not deemed as having been purchased as part of our publicly announced plans or programs.

9 of 71

5-YEAR SHAREHOLDER RETURN COMPARISON

               The following graph compares the cumulative total shareholder return on our common stock for the last five years to the S&P 500 Index and the Hemscott Industry Group Index #774- Trucking Companies (assuming the investment of $100 in our common stock, the S&P 500 Index and the Hemscott Industry Index on December 31, 2002 and reinvestment of all dividends).

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG FROZEN FOOD EXPRESS INDUSTRIES, INC., S&P 500 INDEX AND HEMSCOTT INDUSTRY GROUP INDEX

550
500
450
400
350
300
250
200
150
100
50
0
DOLLARS
2002
2003
2004
2005
2006
2007
December 31,
FROZEN FOOD EXPRESS
HEMSCOTT INDEX
S&P 500 INDEX

ASSUMES $100 INVESTED ON JAN. 1, 2003 ASSUMES DIVIDEND REINVESTED FISCAL YEAR ENDING DEC. 31, 2007

	December 31,
	2002	2003	2004	2005	2006	2007
FROZEN FOOD EXPRESS INDUSTRIES, INC.	$100	$256	$497	$425	$332	$232
HEMSCOTT GROUP INDEX #774-TRUCKING COMPANIES	100	127	175	171	156	145
S&P 500 INDEX	100	129	143	150	173	183

10 of 71

ITEM 6. Selected Financial Data.
               The following unaudited data for each of the years in the five-year period ended December 31, 2007 should be read in conjunction with our Consolidated Financial Statements and Notes thereto included at Item 8 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7. The historical information is not necessarily indicative of future results or performance:
Summary of Operations	2007	2006	2005	2004	2003
Revenue(a)	452.2	483.7	514.0	464.7	405.9
Net (loss) income (a)	(7.7)	11.2	20.4	10.8	4.3
Net (loss) income per common share, diluted	(.45)	.61	1.09	.59	.24
Operating expenses (a)	462.7	472.2	484.4	448.3	394.0
Financial Data
Total assets (a)	173.7	191.8	201.0	174.5	155.2
Working capital (a)	32.3	41.4	33.0	19.2	37.1
Current ratio (b)	1.7	1.9	1.5	1.3	1.9
Cash provided by operating activities (a)	12.5	21.0	30.0	41.6	14.3
Long-term debt (a)	--	4.9	--	2.0	14.0
Shareholders' equity (a)	107.3	122.5	119.1	97.0	84.1
Debt-to-equity ratio (c)	--	--	--	--	.2
Common Stock
Weighted average diluted shares (a)	17.2	18.5	18.7	18.1	17.8
Book value per share (d)	6.41	6.99	6.64	5.50	4.88
Market value per share
High	10.91	14.28	13.50	13.86	8.85
Low	5.45	6.94	9.08	5.64	2.18
Revenue From
Truckload linehaul services (a)	212.4	237.5	263.2	258.7	239.8
Dedicated fleets (a)	17.9	21.1	31.5	20.3	14.5
Less-than-truckload linehaul services (a)	127.4	129.8	131.2	123.2	115.5
Fuel surcharges (a)	73.4	75.1	63.5	31.7	15.7
Brokerage (a)	15.6	12.5	15.6	24.9	15.0
Equipment rental (a)	5.5	7.7	9.0	5.9	5.4
Equipment in Service at Year-end
Tractors
Company operated	1,501	1,588	1,607	1,573	1,534
Provided by owner-operators	574	599	659	716	757
Total tractors	2,075	2,187	2,266	2,289	2,291
Trailers	4,046	3,919	4,293	4,147	3,802

Computational notes:
(a)	In millions.
(b)	Current assets divided by current liabilities.
(c)	Debt divided by shareholders’ equity.
(d)	Shareholders’ equity divided by the number of total shares issued less the number of treasury shares (excluding treasury shares held in the rabbi trust), all as of year-end.

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW
               We are principally a motor-carrier, also commonly referred to as a trucking company. We offer various transportation services to customers in the United States, Canada and Mexico. Our services primarily involve the over-the-road movement of freight. In the United States, we sometimes arrange for the use of railroads to transport our loaded trailers between major cities. Most of our revenue is from service which is order-based, meaning that we separately bill our customers for each shipment. A minority of our revenue is from services which are asset-based, meaning that we bill our customer for the use of a truck and driver or the use of a trailer for a period of time, without regard to the number of shipments hauled. We also refer to such truck and driver asset-based service as "dedicated fleets", because the trucks and drivers involved are dedicated for use by a specific customer on a full-time basis.
               Order-based services are either truckload or LTL. Our trailers are designed to carry up to 40,000 pounds of freight. Shipments weighing 20,000 pounds or more are truckload, while smaller shipments are classified as LTL.

11 of 71

               Customers let us know that they have shipments requiring transportation, and inform us as to any special requirements, such as an identification of the type of product to be shipped, the origin and destination of the load and the expected time by which delivery must occur. We inform our customers of our availability to haul the freight and of the price we will charge. If these fit with the needs of the customer, we pick up the freight.
               Shipments have three stages: pick-up, linehaul and delivery. The linehaul stage is over-the-road and involves longer distances. Most of our truckload shipments will have all of these stages performed by the same truck and trailer.
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
               We are the only company that provides nation-wide, temperature-controlled LTL service.  Other such LTL providers tend to operate on a regional basis.  Our LTL trucks operate according to published schedules.  That enables our customers to know when we will arrive to pick up or deliver a shipment.  We rarely haul “dry” LTL freight.
               We operate under four primary brand names, FFE Transportation Services ("FFE"), Lisa Motor Lines ("LML"), AEL and FFE Logistics, Inc. (“FFEL”).  FFE and LML specialize in products that require temperature control. All of our LTL service is provided by FFE.
Most shipments require the maintenance of a temperature between minus 10 degrees and plus 60 degrees Fahrenheit. Examples include perishable food, beverages, candy, pharmaceuticals, photographic supplies and electronics. Other products require maintenance of a warm temperature in the colder months to prevent freezing while in transit, such as nursery stock and liquid products. FFE conducts all of our LTL business, and also has significant order-based and asset-based truckload operations. LML has specialized in order-based truckload operations, but in the second half of 2007 has focused more on asset-based dedicated fleet operations. AEL serves the market for order-based and asset-based truckload activities that do not require temperature control.  FFE Logistics is our brokerage service, negotiating third-party truckload transportation of both dry and refrigerated freight.
               The assets we must have for temperature-controlled service are costly to acquire and maintain. The rates we charge for our temperature-controlled services are usually higher than other companies who offer no temperature-controlled services. Many products that require protection from the heat during the warmer months of the year do not require protection during the colder months. Therefore, during the warmer months, demand for our temperature-controlled truckload and LTL services expands.  Demand for our LTL service also swells in the weeks before a holiday, when retailers are stocking extra food and candy to meet the seasonal demands of their customers.
               There are several companies that provide national temperature-controlled truckload services. We know of no other company providing nationwide LTL temperature-controlled service. The vast majority of trucking companies that are nationwide in scope, such as our AEL brand, offer only truckload service with no temperature control. Therefore, the markets that are served by AEL tend to be very price-competitive and generally lack the level of seasonality present in our FFE and LML operations. Because consumer demand for products requiring temperature control is often less sensitive to economic cycles, linehaul revenue from FFE and LML tends to be less volatile during such cycles.
               The trucking business is highly competitive. During 2006, the last year for which data is available, there were several thousand companies operating in all sectors of the trucking business in the United States. Among those, the top five companies offering primarily temperature-controlled services collectively generated 2006 revenue of $2.6 billion. The next 20 such companies collectively generated revenues of $2.2 billion. In 2006, we ranked third in terms of revenue generated among all temperature-controlled motor carriers.
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
During the latter part of 2005, many of our resources were engaged in providing relief to the regions affected by Hurricanes Katrina and Rita. We provided dedicated fleet services in these hurricane relief efforts, which contributed revenue of $5.7 million during 2005 and $500 thousand during 2006, respectively. We also provided refrigerated trailers, which were rented on a per-day basis for storage and transportation of perishable items. Such hurricane-related trailer rentals generated $3.2 million of revenue during 2005 and $2.2 million in 2006.
During 2007, the commodities we hauled most frequently included the following:
-Candy/confectionaries -Christmas trees -Cosmetics -Dairy products -Film -Food products (dry and frozen) -Fresh produce	-Frozen fruits and vegetables -Ice -Meat products (including poultry and fish) -Medical supplies -Paper products -Pharmaceuticals -Processed foods

12 of 71

In last year’s annual report, we outlined a few areas that we expected to explore during 2007.  Below is a comparison of what we said then and what the current status is:

Status
- Expand our intermodal operation and focus on brokerage, dedicated and less capital intensive areas of our business.	-Intermodal revenue for 2007 was 78% above 2006, and 75% of 2007’s intermodal revenue was hauled during the last half of the year.
- Haul more LTL freight to add revenue without appreciably adding to direct operating expenses by adjusting the frequency of service to certain locations, thereby increasing the amount of freight that each LTL trailer hauls on each trip.

-During 2007, we focused more on hauling profitable LTL freight than we did the volume of such freight.  This process is on-going.  LTL hundredweight was up, but revenue per hundredweight was down.  We also made significant changes in how we pay for the hauling of this freight that are expected to impact 2008.

- Reorganize sales and marketing department to streamline pricing and improve communications with our customers.	-This was implemented during early 2008. Each member of our sales team is now focused on selling all of our offerings.
- Identify opportunities to enhance our market presence and resources through acquisition.
-We looked at a few entities that may have been for sale, but we did not find a good fit to enhance our market presence, synergize our operations or enhance our market presence at a price we felt we should pay.  We have no specific expectation of an acquisition in the foreseeable future.

- Re-make the internal operating environment to be more conducive to driver retention.	-The average tenure of our employee-drivers is 3.4 years, but for those who have been with us for at least a year, it is 5.6 years.
- Combine redundant back-office functions such as billing, collections, payroll and order entry in an effort to enhance efficiency and our overhead resources.	-During late 2007, we installed a new payroll process that should eliminate redundancies and enhance productivity. Significant progress was made during the year in our credit and billing practices.
- Improve management’s reaction-time using real-time dashboards containing key performance indicators that drive profitability, balanced scorecards, and rolling-forecast techniques aimed at communicating trends that may warrant counteractive or corrective action.

-This is virtually complete.  Each day, all managers receive a report that measures the prior day’s performance, as compared to goals.  Comparisons are also presented for week-to date and month to date values.

 During 2007, we incurred a substantial operating loss from our operations.  Compared to 2006, revenue declined and operating expenses rose.  We are taking a number of steps to stem the decline in revenue.  Expanding our intermodal, dedicated fleet and logistics operations, together with an enterprise-wide sales and marketing effort are among the changes we are implementing in 2007 and 2008.  On the expense side, our 2007 claims and insurance expense, as a percent of revenue, were well above either of the two preceding years.  Based on historical trends, we expect our claims and insurance expenses to return to a more acceptable level.  Other operating expenses are more readily controlled.  Some of the things we have done to improve our results in 2008 are:
-	During the first part of 2008, we have drastically reduced our business travel expenses.
-	We have cut our 401(k) match from 2% to 1%, pending two consecutive profitable quarters.
-	No non-driver personnel will receive salary increases between January and September 2008.
-	Reductions in force commenced mid -2007 are continuing as processes are improved.
-	We have eliminated virtually all overnight delivery in favor of e-mail, fax, mail and two-day delivery of 'urgent' items.
-	During the first six months of 2008, we will curtail use of third-party vendors for city delivery in our major markets and replace with company-provided assets and staff.
-	We have decided to in-source drayage service using driver-employees in our intermodal pickup and delivery operations.
-	We have adjusted our contractor compensation to pay a more appropriate rate for simpler LTL activities.
In April of 2008, we are convening our first customer advisory board.  The board will be comprised of up to ten key customers who will meet with our senior management team twice per year.  We will use what we learn from the board to stay abreast of market conditions and competitive environments and to help us shape our strategic initiatives going forward.  We consider customer insight invaluable in determining how we shape our future plans.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
               We have made several critical accounting estimates. These require a more significant amount of management judgment than the other accounting policies we employ. Our critical accounting policies are as follows:
               Revenue and Expense Recognition: We recognize revenue and all estimated direct operating expenses such as fuel and labor on the date we pick up shipments from our customers. In 1991, the Emerging Issues Tax Force ("EITF") of the Financial Accounting Standards Board promulgated Issue 91-9, Revenue and Expense Recognition for Freight Services in Process ("EITF 91-9"). In 2001, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB 101"), which provides that EITF 91-9 determines the revenue and expense recognition methods that may be used in our industry. Therefore, according to EITF 91-9 and SAB 101, our manner of recognizing revenue and expenses for freight in process is acceptable.
               The other methods generally defer the recognition of revenue and expenses to as late as the date on which delivery of the shipments is completed. We have consistently utilized our manner of revenue and expense recognition since we began operations in 1946. Because our consolidated financial statements contain accruals for revenue and all associated estimated direct expenses as of the beginning and the end of each reporting period, if we were to change our manner of recognizing revenue and associated estimated direct expenses to one of the other methods allowed by EITF 91-9 and SAB 101, our results of operations would not be substantially affected. In such an event, each period's revenue and expenses would be adjusted to include revenue and expense amounts from freight in process at the beginning of the period and to exclude revenue and expense amounts from freight in process at the end of the same period. These amounts would essentially offset one another from period to period, resulting in minimal impact to our revenue, operating income, net income or net loss.
                Revenue from equipment rental is recognized on a per-day basis over the term of the associated rental agreements.

13 of 71

               Personal and Work-Related Injuries: The trucking business involves risk of injury to our employees and to the public. Prior to 2002, we retained the first $500 thousand and $1 million of these risks, respectively, on a per occurrence basis. Since mid-2005, our liability policies have contained a $3 million deductible for each occurrence.  As of December 31, 2007, we are fully insured between $3 million and $5 million per occurrence.  The insurance company and we share 75%/25% in losses between $5 million and $10 million per occurrence. Accordingly, our maximum exposure for a $10 million insured loss is $4.25 million. We are fully insured for liability exposures between $10 million and $50 million. Our public liability insurance policies will expire in mid-2008, at which time these coverage levels may change.  Since 2005, our retention for work-related injuries has been $1 million. For work-related injuries, our retention for Texas-based employees is $500 thousand.  For employees based elsewhere, our retention is $1 million.
               Due to our large public liability and work-related injury retentions, the potential adverse impact a single occurrence can have on our results is significant. When an event involving potential liability occurs, our internal staff of risk management professionals determines the range of most probable outcomes. Based on that, we record a reserve in our financial statements during the period in which the event occurred. As additional information becomes available, we increase or decrease the amount of this reserve. We also maintain additional reserves for public liability and work-related injury events that may have been incurred but have not yet been reported. As of December 31, 2007, our reserves for personal injury, work-related injury, cargo and other claims against us aggregated nearly $21.7 million. If we were to change our estimates of those reserves up or down by 10% in the aggregate, the impact on our 2007 net loss would have been about $1.4 million, and net loss per share of common stock would have been impacted by $0.08.
               Estimate of Uncollectible Accounts: We extend trade credit to our customers. We also establish a reserve to represent our estimate of accounts that will not ultimately be collected. Once we conclude that a specific invoice is unlikely to be paid by the customer, we charge the invoice against the reserve. We estimate the amount of our bad debt reserve based on the composite age of our receivables and historical trends regarding such uncollectible amounts. Significant changes in our collection experience could impact our profits and financial condition. As of December 31, 2007, our reserve for uncollectible accounts was $1.3 million. If our estimate were to change by 10%, our 2007 net loss would have been impacted by about $130 thousand or $0.01 per share of common stock.
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
               Income Taxes: Our net deferred tax liability position of $8.5 million is stated net of offsetting deferred tax assets. The assets consist of anticipated future tax deductions for items such as personal and work-related injury and bad debt expenses which have been reflected on our financial statements but which are not yet tax deductible. In total, our deferred tax assets as of December 31, 2007 were about $11.5 million. At current federal tax rates, we will need to generate about $33 million in future taxable income in order to fully realize our deferred tax assets.
               We believe it probable that we will generate sufficient taxable income in 2008 and beyond to realize the remainder of our deferred tax assets. If our expectation of such realizability changes, we may be required to establish a valuation allowance on our balance sheet. That could diminish our net income in future periods.

RESULTS OF OPERATIONS
               For 2007, our operating results did not meet our expectations.  Most industry observers expected the weak customer demand for trucking services in 2006 would improve during the latter part of the year.  We shared those expectations, which went unmet.  For 2007, our pre-tax loss approached $10 million, a result we find unacceptable.  As we enter 2008 with uncertain economic conditions, we do not have the same level of expectations we had a year ago.  We will continue to focus on those areas that have shown recent signs of promise from a revenue, as well as a margin, perspective, such as our dedicated fleet, intermodal and brokerage (or “logistics”) service offerings.  On the expense side, some of our 2007 loss came from expenses that were unexpected going into the year, such as accidents and the rapidly-escalating price of fuel.
               Other expenses are more controllable, and we intend to address many of those during 2008.  During 2007, for example, we incurred employee severance-related expenses of approximately $1.0 million.  Having separated those employees should help us lower our salaries, wages and related expenses between $2 and $3 million during 2008.  Other changes we have made should help to reduce non-driver payroll costs, such as the deferral of all merit increases until the final third of the year and a reduction in our 401(k) match.  Previously, all non-driver employees were reviewed on their individual anniversary dates, so the absence of merit increases during the first two thirds of 2008 will help reduce costs.  We believe that reviewing all employees at the same time will enable us to more effectively evaluate relative performance among the employees and allocate our salary adjustments accordingly.  With regard to our 401(k), we have reduced our maximum employer match, from 2% to 1%, and advised our employees that we will consider restoring the 2% level after we have experienced at least two consecutive quarters with an operating profit.
               We have also implemented new approval processes across the board to better control other expenses, including, but not limited to, employee traveling expenses, the use of overnight delivery services and how we use vendors vs. employees to deliver our LTL freight in major metropolitan areas.  A new, rigorous budgeting process is in effect for 2008, and our line managers know how they are expected to perform.

14 of 71

               Revenue: Our revenue is derived from five types of transactions:
-	Truckload
-	Less-than-Truckload (“LTL”)
-	Dedicated Fleet
-	Brokerage
-	Equipment Rental

Truckload and LTL linehaul revenue is order-based and earned by transporting cargo for our customers using tractors and trailers that we control by ownership, long-term leases or by agreements with independent contractors (sometimes referred to as “owner-operators”).  We operate fleets that focus on refrigerated or “temperature-controlled” LTL, on truckload temperature-controlled shipments and on truckload non-refrigerated, or “dry”, shipments. Over 90% of our LTL linehaul shipments must be temperature-controlled to prevent damage to the cargo. Of the shipments transported by our temperature-controlled fleets during 2007, about 10% were dry commodities.
               Our dedicated fleet operation consists of fleets of tractors and trailers that haul freight only for a specific customer. Dedicated fleet revenue is asset-based. Customers typically pay us weekly for this type of service.
               During the fourth quarter of 2005, we provided refrigerated trailers, which were rented on a per-day basis, for storage and transportation of perishable items in regions affected by Hurricanes Rita and Katrina.  Such hurricane-related trailer rentals generated $3.2 million of revenue during 2005 and $2.2 million during 2006.  Income from equipment rental also includes amounts we charge to independent contractors for the use of trucks we own and lease to the owner-operator.
               During the last four months of 2005, many of our resources were engaged in providing relief to the regions affected by Hurricanes Katrina and Rita. We provided dedicated fleet services, which contributed revenue of $5.7 million.
               The rates we charge for our freight services include fuel surcharges. In periods when the price we incur for diesel fuel rises, we increase our surcharges in an effort to recover the increase from our customers. The opposite is true when fuel prices decline. Using fuel surcharges to offset rising fuel costs is an industry-wide practice.
               The following table summarizes and compares the significant components of revenue and presents our operating ratio and revenue per truck per week for each of the years in the three year period ended December 31, 2007:

Revenue from (a)	2007	2006	2005
Temperature-controlled fleet	$138.7	$159.1	$176.2
Dry-freight fleet	73.7	78.4	87.0
Total truckload linehaul services	212.4	237.5	263.2
Dedicated fleets	17.9	21.1	31.5
Total truckload	230.3	258.6	294.7
Less-than-truckload linehaul services	127.4	129.8	131.2
Fuel surcharges	73.4	75.1	63.5
Brokerage	15.6	12.5	15.6
Equipment rental	5.5	7.7	9.0
Total revenue	452.2	483.7	514.0
Operating expenses	462.7	472.2	484.4
(Loss) income from freight operations (b)	$(10.5)	$11.6	$29.7
Operating ratio (c)	102.3%	97.6%	94.2%
Total truckload revenue	$230.3	$258.6	$294.7
Less-than-truckload linehaul revenue	127.4	129.8	131.2
Total linehaul and dedicated fleet revenue	$357.7	$388.4	$425.9
Weekly average trucks in service	2,122	2,222	2,282
Revenue per truck per week (d)	$3,233	$3,352	$3,579

Computational notes:
(a)	Revenue and expense amounts are stated in millions of dollars.
(b)	2005 and 2006 do not foot due to rounding.
(c)	Operating expenses divided by total revenue.
(d)	Average daily revenue times seven divided by weekly average trucks in service.

15 of 71

        The following table summarizes and compares selected statistical data relating to our freight operations for each of the years in the three-year period ended December 31, 2007:
Truckload	2007	2006	2005
Total linehaul miles (a)	162.7	177.6	192.9
Loaded miles (a)	146.8	160.6	173.3
Empty mile ratio (b)	9.8%	9.6%	10.2%
Linehaul revenue per total mile (c)	$1.31	$1.34	$1.36
Linehaul revenue per loaded mile (d)	$1.45	$1.48	$1.52
Linehaul shipments (e)	151.5	168.3	181.6
Loaded miles per shipment (f)	969	954	954
Less-than-truckload
Hundredweight (e)	8,582	8,410	8,800
Shipments (e)	277.2	270.7	280.8
Linehaul revenue per hundredweight (g)	$14.85	$15.43	$14.91
Linehaul revenue per shipment (h)	$460	$479	$467
Average weight per shipment (i)	3,096	3,107	3,134

Computational notes:
(a)	In millions.
(b)	Total truckload linehaul miles less truckload loaded miles divided by total truckload linehaul miles.
(c)	Revenue from truckload linehaul services divided by truckload total linehaul miles.
(d)	Revenue from truckload linehaul services divided by truckload loaded miles.
(e)	In thousands.
(f)	Total truckload loaded miles divided by number of truckload linehaul shipments.
(g)	LTL revenue divided by LTL hundredweight.
(h)	LTL revenue divided by number of LTL shipments.
(i)	LTL hundredweight times one hundred divided by number of LTL shipments.

              The following table summarizes and compares the makeup of our fleets between company-provided tractors and tractors provided by owner-operators as of December 31, 2007, 2006 and 2005:

Tractors	2007	2006	2005
Total company-provided	1,501	1,588	1,607
Total owner-operator	574	599	659
Tractors in service	2,075	2,187	2,266
Trailers in service	4,046	3,919	4,293

During 2006, the capacity of the trucking industry to haul freight expanded for a number of reasons.  During that same time, customer demand for such services decreased.  This supply/demand imbalance continued throughout 2007.  One result was increased industry-wide downward pressure on the rates truckers were able to charge for their services.  Although there can be no assurance this imbalance will be corrected in the near-term, such cycles have occurred in the past and are likely to recur in the future.  Most participants in and observers of the trucking industry do not expect the current imbalance to last beyond mid-2008.  When comparing 2007 results to 2006 this imbalance is the primary reason for the declines we experienced.
Truckload linehaul revenue decreased by $25.1 million (10.6%) during 2007 as compared to 2006. During 2006, such revenue decreased by $25.7 million (9.8%) as compared to 2005. For most of 2005, the demand for linehaul trucking service was strong. Trucks available to provide such service were relatively scarce. The result was that shippers were willing to pay extra for service during 2005, as compared to the years before and after 2005.
Revenue from our dedicated fleet service for 2007 declined by $3.2 million (15.2%), as compared to 2006, and was $10.4 million (33.0%) less than during 2005. Over half of the 2006 decline in dedicated-fleet revenue was from decreased activity connected to the recovery efforts for Hurricanes Katrina and Rita during the last four months of 2005.
LTL linehaul revenue for the years ended December 31, 2007 and 2006 decreased by $2.4 million (1.8%) and $1.4 million (1.1%), respectively, each as compared to the immediately preceding year.
            Our truckload linehaul revenue per loaded mile for 2007 was $1.45, 2.0% below 2006, and 4.6% less than 2005. We averaged 969 and 954 loaded miles per truckload shipment for 2007 and 2006, respectively. However, due primarily to the lower level of customer demand for such services, the number of such shipments declined by 10% during 2007, as compared to 2006.
During 2007, the number of LTL shipments increased by 2.4%, while the average weight of such shipments did not change appreciably. The increase in LTL volume, measured by shipments and weight per shipment, was offset by a decline in the average revenue per hundredweight, from $15.43 during 2006 to $14.85 during 2007.
LTL operations offer the opportunity to earn higher revenue on a per-mile and per-hundredweight basis than do truckload operations, but the level of investment and fixed costs associated with LTL activities significantly exceed those of truckload activities. Accordingly, as LTL revenue fluctuates, many costs remain fixed, leveraging the impact from such revenue fluctuations on our operating income. During 2007 and 2006, as LTL activity and revenue fluctuated, many LTL related costs remained static.

16 of 71

We continuously assess the performance of our LTL operations. As a result, we periodically alter the frequency at which we service locations where freight volumes have declined and change the mix of our company-operated vs. independent contractor-provided trucks in order to more closely match our operating costs to the level of our LTL revenue.
                Linehaul and dedicated fleet revenue-per-truck-per-week was $3,233 during 2007, $3,352 during 2006 and $3,579 during 2005. The 2006 and 2007 declines from 2005 are reflections of the impact of the hurricane-relief revenue generated in 2005 and general softness in the marketplace.
                During 2006, the number of trucks in our company-operated fleet decreased by 19 to 1,588 as of year-end. As of December 31, 2007, there were 1,501 tractors in our company-operated fleet, a decrease of 87 tractors as compared to 1,588 at the end of 2006.
                Continued emphasis will be placed on improving the efficiency and the utilization of our fleets through enhanced driver training and retention, by reducing the percentage of non-revenue-producing miles, by extending the average loaded miles per shipment and through expansion of dedicated fleet operations.
During 2005, the Transportation Security Administration (“TSA”), the federal agency that regulates motor-carrier safety, began to enforce new Hours of Service ("HOS") rules, which limit the number of hours truck drivers may work and drive in a shift. Time in a shift spent by a driver fueling, loading and unloading and waiting to load or unload freight count as non-driving work hours. The old HOS rules were introduced in 1939, and the new rules are intended by the government to reflect more closely the equipment and roads in use today, as compared to the 1930’s.
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
                 In order to compensate our drivers and offset other expenses from diminished asset utilization, we are seeking payment from our customers through such methods as rate increases and detention fees. Such detention fees are designed to motivate our customers to expedite the loading and unloading of their freight, thereby maximizing the number of hours that our drivers can drive during a work shift.
                Our truckload fleets use satellite technology to enhance efficiency and customer service. Location updates of each tractor are provided by this network and we exchange dispatch, fuel and other information with the driver by way of satellite.
                Recent high operating expenses, particularly for maintenance and fuel, have resulted in a sharp decline in the number of independent contractors providing equipment to the trucking industry. Our ability to mitigate this industry-wide trend by expanding our company-operated fleets has been constrained by an industry-wide lack of drivers qualified to operate the equipment.
                During the latter half of 2006, we began to re-focus on our brokerage operation as a potential source of growth.  At the end of 2006 and early in 2007, we brought in new management to devise and implement plans to achieve that potential.  This business enables us to better adjust our ability to transport loads offered to us but for which we have no available equipment by engaging unaffiliated trucking companies to haul the freight. The brokerage bills the customer and pays the third-party trucking company.
                Revenue from our brokerage increased by $3.1 million (24.8%) and decreased by $3.1 million (19.9%) during 2007 and 2006, respectively, each as compared to the immediately preceding year. Despite the revenue turn-around, the narrow margins inherent to this type of business and the start-up costs associated with its expansion and turn-around, this business was not profitable in 2007.  Thus, we have decided to curtail additional expansion of the brokerage until we attain profitability.  We expect to do that by mid-year, and to resume expansion strategies in the third and fourth quarters of 2008.
               Operating Expenses: Changes in the proportion of revenue from truckload versus LTL shipments, as well as in the mix of company-provided versus independent contractor-provided equipment and in the mix of leased versus owned equipment, contribute to variations among operating and interest expense.
               The following table summarizes and compares, as a percentage of revenue, our major operating expenses for each of the years in the three-year period ended December 31, 2007:

	2007	2006	2005
Salaries, wages and related expenses	28.5%	27.0%	26.0%
Purchased transportation	25.2	23.7	24.3
Fuel	18.6	18.1	15.8
Supplies and expenses	12.1	12.1	12.2
Revenue equipment rent and depreciation	11.2	10.6	10.0
Claims and insurance	4.6	3.8	3.9
Other	2.1	2.3	2.0
	102.3%	97.6%	94.2%

17 of 71

Salaries, Wages and Related Expenses:  Salaries, wages and related expenses decreased by $1.7 million (1.3%) during 2007 and declined by $3.0 million (2.2%) during 2006, each as compared to the immediately preceding year. The following table summarizes and compares the major components of these expenses for each of the years in the three-year period ended December 31, 2007 (in millions):

Amount of Salaries, Wages and Related Expenses Attributable to	2007	2006	2005
Driver salaries and per-diem expenses	$72.2	$75.9	$74.7
Non-driver salaries
Motor carrier operations	36.4	37.3	39.5
Logistics and brokerage	1.5	0.5	0.6
Severance pay	1.0	0.5	0.1
Payroll taxes	8.1	8.4	8.5
Work-related injuries	4.0	3.0	4.3
Health insurance and other	5.7	5.0	5.8
	$128.9	$130.6	$133.5

               Employee truckload linehaul drivers are typically paid a certain rate per mile. During non-recessionary economic periods, we typically have difficulty attracting qualified employee-drivers for our truckload linehaul operations. Such shortages increase costs of employee-driver compensation, training and recruiting. Significant resources are continually devoted to recruiting and retaining qualified employee-drivers and to improving their job satisfaction. During 2007 and 2006, the supply of qualified drivers continued to tighten. With increasing frequency and magnitude, our competitors often increase their employee-driver pay scales. We monitor such events and consider increases should the need arise. Consequently, we increased our employee-driver pay per mile in April 2006 by approximately 6%. The impact of this was mitigated by the presence of fewer trucks in our fleet. Changes in the number of miles traveled by employee-driven trucks contribute to changes in driver salaries and per-diem expenses.
               Drivers hauling LTL typically earn a higher wage than do their truckload counterparts. LTL wages are based on a number of factors including the amount of on-duty time, miles driven, hundredweight hauled and in-route stops to load and unload freight.
               Early in 2007, we completed the consolidation of our truckload dispatch and truck manager functions into one centralized facility located near Dallas.  Previously, these tasks were performed out of several offices in the regions where freight originated or was set for delivery.  During 2006, we decided the former structure was not cost-effective from a managerial or communications perspective.  We started the consolidation in October 2006.  The result has been that more work now gets done with fewer people, and the quality of data input and communications has improved.  Errors in data input create problems with 'downstream' needs for accurate information, such as planning for the next load, getting the driver home, billing the load, paying the driver correctly, collections and accounting.
               As the size of our fleets declined during 2007 and 2006, we noted that we needed fewer non-driver employees to support our business. Also, over the past few years, we have been able to automate certain back-office functions that were previously performed manually. To address the problem of having too many non-driver employees, during June 2007 we offered all such employees incentives to voluntarily end their employment with us. When comparing the years 2007 and 2006, non-driver salaries (excluding severance pay) increased by $100 thousand (.3%) and decreased by $2.3 million (5.7%), respectively. The 2007 year included severance pay related to voluntary separation payments we made to terminated employees. At $1.0 million, severance pay in 2007 was twice that of 2006.  However, we project the effect of these payments will be to reduce future non-driver salaries, wages and related expenses by about $3.0 million on an annual basis. We will continue to implement strategies to eliminate, consolidate and automate remaining back-office processes in order to further reduce our non-driver staff.
               We sponsor bonus and incentive programs for our employees and management. Bonus payments are generally based on our operating ratio (operating expenses divided by revenue), adjusted for certain items. For 2007, 2006 and 2005, non-driver salaries expense included bonuses aggregating approximately $126 thousand, $1.5 million, and $4.4 million, respectively, which contributed to increased non-driver salaries in 2006 and the decrease during 2007.
               We also sponsor a 401(k) wrap plan which enables employees to defer a portion of their current salaries to their post-retirement years. Because the wrap plan's assets are held by a grantor, or “rabbi” trust, we are required to include the wrap plan's assets and liabilities in our consolidated financial statements. As of December 31, 2007, such assets included approximately 86 thousand shares of our common stock, which are classified as treasury stock in our consolidated balance sheets.  The trust also holds assets other than our common stock.  Such investments are included in "other assets" in our consolidated balance sheets.

18 of 71

               We are required to value all of the assets and liabilities of the wrap plan at market value on our balance sheets, but we are precluded from reflecting the treasury stock portion of the wrap plan's assets at market value. When the market value of our common stock rises, we experience upward pressure on non-driver salaries and wage expense. The opposite is true when our common stock price falls. The price of our common stock fell during both 2007 and 2006. The effect of those changes resulted in a decrease of $150 thousand during 2007 and a $300 thousand decrease in 2006 in salaries, wages and related expenses, each as compared to the immediately preceding year. Also, during 2007, our Executive Bonus and Phantom Stock Plan was partially denominated in 105 thousand “phantom” shares of our stock, the liability for which is also determined by the value of our stock. During 2006, the plan contained 166 thousand such shares. That resulted in a further reduction of $270 thousand of non-driver salaries and wage expense during 2007 and a reduction of $450 thousand during 2006, each as compared to the immediately preceding year.
                Costs associated with work-related injuries rose by $1.0 million (33.3%) during 2007 as compared to 2006 and decreased by $1.3 million (30.2%) in 2006 as compared to 2005.  Injuries incurred by drivers are the primary contributor to this expense. The number of our employee-drivers dropped by about 7% between 2006 and 2007, but our loss experience for work-related injuries worsened.  Of the 2007 increase, $500 thousand was related to a single claim.  No other work-related injury claim during the three years ended December 31, 2007 exceeded $200 thousand.
               We share the cost of health insurance with our employees. For the past several years, we have experienced annual health insurance cost increases. Since 2005 and through 2007, we repeatedly increased both the amounts employees pay to participate and the amount of medical costs that must be borne by our employees. This helped us mitigate the rate at which our costs have increased. During the latter half of 2007, we commenced a number of programs designed to reduce our expenses for employee health insurance.  Employees have the option, in exchange for a reduced premium, to participate in a “wellness program” that offers free testing for various indicators of health risks, as well as personal coaching to help resolve such problems.  In connection with the wellness program, we have encouraged weight-loss through a “biggest loser” program, in which teams of employees compete for prizes awarded for the largest percentage weight loss.  Also, early in 2008, we began an audit of all participating dependents of our enrolled employees, and have identified several who will no longer be eligible to participate.  It is too early to determine what, if any, impact these initiatives will have on our expenses, particularly for drivers, who are on the road most of the time and unable to participate.  We will continue to customize the wellness effort to address such issues.
                  Purchased Transportation: Purchased transportation expense declined by $639 thousand (.6%) during 2007 and $10.4 million (8.3%) during 2006, each as compared to the immediately preceding year. The following table summarizes our purchased transportation expense for each of the years in the three-year period ended December 31, 2007, by type of service (in millions):

Amount of Purchased Transportation Expense Incurred for	2007	2006	2005
Truckload linehaul service	$40.1	$46.4	$49.4
LTL linehaul service	33.4	35.0	39.0
Intermodal	8.8	6.3	7.5
Total linehaul service	82.3	87.7	95.9
Fuel surcharges	18.8	16.9	14.5
Brokerage and other	13.0	10.2	14.7
	$114.1	$114.8	$125.1

               Purchased transportation expense related to linehaul services decreased by $5.4 million (6.2%) during 2007 and $8.2 million (8.6%) during 2006, each as compared to the immediately preceding year.
               Independent contractors provide tractors and drivers to pull our loaded trailers. Each pays for the drivers' wages, fuel, taxes, equipment-related expenses and other transportation expenses and receives either a portion of our revenue from each load or a rate for each mile driven while hauling our freight. Independent-contractor-provided equipment generated 24%, 24% and 26% of our truckload linehaul revenue during 2007, 2006 and 2005, respectively.  At December 31, 2007 and 2006, there were 412 and 460 independent-contractor-provided tractors in our truckload fleet, respectively.  At the end of 2005, there were 515 such tractors.  As the number of these trucks fluctuates, so does the amount of revenue generated and miles traveled by such units.
               Purchased transportation expense for truckload linehaul service has continued to decline since 2005, dropping by $6.3 million (13.6%) and $3.0 million (6.1%) during 2007 and 2006, respectively, each as compared to the prior year. This reflects an industry-wide shortage of trucks provided by independent contractors. Due in part to that shortage, we continue to explore alternatives, including intermodal providers to transport freight that might otherwise be hauled by independent-contractor-provided equipment.
               Purchased transportation expense related to LTL linehaul services decreased by $1.6 million (4.6%) during 2007 and $4.0 million (10.3%) during 2006. This resulted from changes in the amount of LTL freight transported by independent-contractor-provided equipment relative to equipment we provided.
              When fuel prices escalate, as they have for several years, we add fuel surcharges to the rates we bill our customers. Independent contractors are responsible for payment for the fuel used by their trucks in transporting freight for our customers. For shipments that are transported by independent contractors, we pass through to the contractor any fuel surcharges that will be paid by the customer. Fuel prices have doubled in the past two years.  This practice added $18.8 million, $16.9 million and $14.5 million, to our purchased transportation expense during 2007, 2006 and 2005, respectively.
               In providing our truckload linehaul service, we often engage railroads to transport shipments between major cities. In such an “intermodal” arrangement, loaded trailers are transported to a rail facility and placed on flat cars for transport to their destination. On arrival, we pick up the trailer and deliver the freight to the consignee. Intermodal service is generally less costly than using one of our own trucks for such movements, but other factors also influence our decision to utilize intermodal services. During 2007, the number of intermodal truckload shipments increased by 81.9%, but decreased by 27.3% in 2006, each as compared to the immediately preceding year.
               Purchased transportation expenses related to our intermodal service providers increased by $2.5 million (39.7%) during 2007. Such expenses declined by $1.2 million (16.0%) during 2006.  Management was hired to grow our intermodal revenue and has been successful in negotiating directly with the railroads.  This avoids the cost of fees associated with third-party brokers and improved our cost structure by 18% per load when comparing year-to-date 2007 to the same period of 2006.

19 of 71

               Our brokerage helps us to balance the level of demand in our core trucking business. Orders for shipments to be transported for which we have no readily available assets to provide the service are assigned to other unaffiliated motor carriers through our brokerage. We establish the price and we invoice the customer. We also assume the credit risk associated with the transaction. Our brokerage also negotiates the fee payable to the other motor carrier.
               When we book an order in our brokerage, we arrange for an unaffiliated trucking company to haul the freight. We set the price to be paid by the customer and bear the risk should the customer fail to pay us for the shipment. We determine which trucking company will haul the load and negotiate with them the fee we will pay, which represents brokerage purchased transportation expenses. Purchased transportation expense associated with our brokerage operation increased by $2.8 million (27.5%) and declined by $4.5 million (30.6%) during 2007 and 2006, respectively, each as compared to the immediately preceding year, and in line with declining levels of associated revenues.
               During the latter half of 2007, we began to re-focus on our brokerage operation as a potential source of growth.  At the end of 2006 and early in 2007, we brought in new management to devise and implement plans to achieve that potential.
               Fuel: Fuel expense decreased by $3.4 million (3.9%) during 2007 and increased by $6.6 million (8.1%) during 2006, each as compared to the immediately preceding year. Fuel expenses represent the cost of fuel to transport freight with company-operated equipment. During 2007, 2006 and 2005, our fuel expenses were $84.3 million, $87.8 million and $81.2 million, respectively. The following table summarizes and compares the relationship between fuel expense and freight linehaul revenue during each of the years in the three year period ended December 31, 2007 (dollar amounts in millions):

	2007	2006	2005
Total linehaul and dedicated fleet revenue	$357.7	$388.4	$425.9
Fuel expense	84.3	87.8	81.2
Fuel as a percent of total linehaul and dedicated fleet revenue	23.6%	22.6%	19.1%

               A significant percentage of our freight is transported with equipment provided by independent contractors. Independent contractors are responsible for all of their own operating expenses, including fuel. The amounts we pay independent contractors are classified as purchased transportation expense (see “Purchased Transportation”). In times when fuel prices are high, and to the extent we are able to obtain fuel surcharges from our customers, we compensate independent contractors on a load-by-load basis for their increased fuel expense. Such additional compensation is also classified as purchased transportation expense. Accordingly, our fuel expenses exclude the fuel expense incurred by our independent-contractor-provided fleets.
               Most of the increases in our fuel expense were related to the increases in price of diesel fuel for our company-operated fleet of tractors and trailers. During 2005, our average price per gallon of diesel fuel increased by about 34.1%, as compared to 2004. During 2007 and 2006, the average price of diesel fuel increased by an additional 6.9% and 13.5%, respectively, each as compared to the preceding year. Compared to the 2004 level, the cumulative three-year increase in fuel cost per gallon was 62.6%.  During the first two months of 2008, not quite nine weeks, the price we paid per gallon of fuel increased by 8.3%.
               Because fuel surcharges do not fully compensate us or our independent contractors for the increased fuel costs, fuel price volatility impacts our profitability. We have implemented a number of strategies that mitigate, but do not eliminate, the impact of such volatility. Pursuant to the contracts and tariffs by which our freight rates are determined, those rates in most cases automatically fluctuate as diesel fuel prices rise and fall because of the fuel surcharges.
               Factors that prevent us from fully recovering fuel cost increases include the competitive environment, the presence of deadhead (empty) miles, tractor engine idling and fuel to power our trailer refrigeration units. Such fuel consumption often cannot be attributable to a particular load and, therefore, there is no revenue to which a fuel surcharge may be applied. Also, our fuel surcharges are computed by reference to federal government indices that are released weekly for the preceding week. When prices are rising, the price we incur in a given week is more than the price the government reports for the preceding week. Accordingly, we are unable to recover the excess of the current week's actual price over the preceding week's indexed price.
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
               Supplies and Expenses: Supplies and expenses decreased by $4.2 million (7.2%) during 2007 and $3.8 million (6.1%) during 2006, each as compared to the immediately preceding year. The following table summarizes and compares the major components of supplies and expenses for each of the years in the three-year period ended December 31, 2007 (in millions):

Amount of Supplies and Expenses Incurred for	2007	2006	2005
Fleet repairs and maintenance	$15.3	$18.8	$22.4
Freight handling	12.3	11.2	11.8
Driver travel expense	2.7	3.1	3.0
Tires	5.0	5.8	5.3
Terminal and warehouse expenses	6.2	6.0	6.9
Driver recruiting	5.3	5.7	4.6
Other	7.7	8.2	8.6
	$54.5	$58.8	$62.6

20 of 71

              Fleet repairs and maintenance expenses represented approximately 81% and 95% of the decrease in our total supplies and expenses during 2007 and 2006, respectively, each as compared to the immediately preceding year. During 2007, expenses for tractor repair and maintenance decreased by $1.7 million, and trailer repair expenses decreased by $1.5 million, each as compared to 2006.
With regard to tractor repairs, during 2002 we agreed with our primary tractor manufacturer to extend our tractor replacement cycle from 36 months up to 48 months, thereby causing our tractor fleet to consist of older vehicles. Older, high mileage vehicles typically are more expensive to maintain than newer, low mileage vehicles. As of December 31, 2007, 2006 and 2005, 26%, 13% and 17%, respectively, of the tractors in our company-operated fleets were more than three years old. During the year  ended December 31, 2007, the number of trucks in our company-operated fleets decreased by 5.5% to 1,501, and the number of such trucks that are more than three years old increased by 172 units to 379.
During the two-year period ended December 31, 2007, the number of trailers in our fleets increased by 3.2% to 4,046 and the number of such trailers that are more than five years old increased by 38% to 1,245. Older tractors and trailers are more costly to maintain.
               Tire expense decreased by $0.8 million (13.8%) during 2007 and increased by $0.5 million (9.4%) during 2006, each as compared to the immediately preceding year. We have changed certain of our tire management and purchasing practices in order to reduce such expenses.
               Driver recruiting expenses declined by $400 thousand during 2007, as compared to 2006, which was $1.1 million more than 2005. This was related to our continuing efforts to recruit qualified employee-drivers and engage qualified owner-operators. In an improving economy, the number of persons available to work in our industry typically declines, which usually results in more intensive recruiting efforts.
               Revenue Equipment Rent and Depreciation: The total of revenue equipment rent expense and depreciation expense decreased by $628 thousand and $38 thousand during 2007 and 2006, respectively, each as compared to the immediately preceding year. These fluctuations were due in part to changes in the use of leasing to finance our fleet.  Equipment rental includes a component of interest-related expense that is classified as non-operating expense when we incur debt to acquire equipment. Equipment rent and depreciation also are affected by the replacement of less expensive, older model company-operated tractors and trailers with more expensive new equipment.
               More restrictive EPA emissions standards for 2007 require vendors to introduce new engines for the trucks they sell. Additional EPA mandated emission standards will become effective for newly manufactured trucks beginning in January 2010. During 2007 and 2006, we accelerated our acquisition of pre-2007 engines. We expect to incur increased prices for additional tractors in the future, which will cause increased costs for rental expense or depreciation. At December 31, 2007, 100% of our tractor fleet was comprised of tractors with pre-2007 engines that meet EPA-mandated clean air standards.
               We estimate the new engine technology increased the cost to acquire such trucks by about $7,500 per truck. We project that, if our fleet at the beginning of 2011 were to be the same size as it was at the end of 2007, and if the EPA-mandated engine were the only factor affecting the cost of new tractors in the interim, the total of our depreciation and rental expense for 2011 would be about $7.5 million more than it was during 2007. We expect to recover these costs by increasing our rates and using APUs (auxiliary power units).
               Our tractors are equipped with a “sleeper” compartment behind the seats. The sleeper contains limited essentials for a driver when he is not on duty, such as a mattress, AC power outlets, a small refrigerator, etc. In order to provide power to those devices and to cool or heat the air for the comfort of the driver, it is necessary to idle the tractor engine in order to generate the required electricity. While idling, the tractor consumes about one gallon of fuel per hour.
               APUs are small, diesel powered devices that are not designed to power the truck while it is in motion, but can provide the power needed for the sleeper while the truck is parked. APUs consume about one gallon of fuel every four hours.
               Besides the fuel cost benefit of APUs, these devices will result in fewer hours that the primary diesel engine is idling over the truck’s service life. This should reduce maintenance costs by extending the interval between routine maintenance events, as well as between major overhauls. The end-of-life resale value of our tractors may also improve due to fewer hours the engine was used during its service life.
At the end of 2007, 191 of our company-owned units had APUs installed. We will continue to evaluate the performance and effectiveness of the APUs in order to determine the cost-effectiveness of expanding this program.
               Claims and Insurance: Claims and insurance expenses increased by $2.5 million (13.8%) during 2007 and decreased by $1.6 million (8.2%) during 2006, each as compared to the immediately preceding year.  The following table summarizes and compares the major components of claims and insurance expenses for each of the years in the three-year period ended December 31, 2007 (in millions):

Amount of Claims and Insurance Expense Incurred for	2007	2006	2005
Liability	$14.3	$13.0	$15.1
Cargo	3.1	3.0	2.8
Physical damage, property and other	3.4	2.3	2.0
	$20.8	$18.3	$19.9

                Losses related to work-related injuries are included in salaries, wages and related expenses as are employee-related insurance costs.
                During December 2007, a major ice storm hit the mid-section of the United States.  One of our trucks was involved in a chain-reaction accident on an icy bridge.  Due to various factors related to this event that occurred relative to this incident, we established a significant reserve for the outcome of this event which was the primary factor in the increase in 2007.
                From June 1, 2004 through May 2005, we retained the first $3 million of our liability risk, our insurance company assumed the risk in full between our $3 million deductible and $5 million, and the insurance company and we shared the risk equally between $5 million and $10 million for each occurrence. As of December 31, 2007, our deductible was $3 million for each occurrence. Losses between $5 million and $10 million are shared 25% by us and 75% by the insurer. We are fully insured for losses for each occurrence between $10 million and $50 million.
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
Our liability insurance policies will expire in mid-2008, at which time these coverage levels may change.  Insurance premiums do not significantly contribute to our operating costs, primarily because we carry large deductibles under our policies of liability insurance.

21 of 71

               Accrued claims liabilities include all reserves for over the road accidents, work-related injuries, self-insured employee medical expenses and cargo losses. The actuarial reports for 2007 provided us with factors we use to estimate expected costs associated with claims development and claims handling expenses. It is probable the estimates we have accrued at any point in time will change in the future.
               Claims and insurance expenses can vary significantly from year to year. The amount of open claims is significant. There can be no assurance these claims will be settled without a material adverse effect on our financial position or our results of operations.
Gain on Sale of Property and Equipment:  Such gains were $3.1 million in the year ended December 31, 2007, $3.4 million during 2006 and $4.7 million during 2005. The periodic amount of such gains depends primarily upon conditions in the market for previously-owned equipment and on the quantity of retired equipment sold.
               We usually pre-arrange the retirement sales value when we accept delivery of a new tractor. Fluctuations in the market value of our leased equipment do not impact the pre-arranged retirement value of tractors presently in our fleet, but softness in the market for used equipment could diminish future pre-arranged retirement values. That may require us to increase the amount of depreciation and rental expense we incur in 2008 and beyond.
       We do not expect used equipment market prices to alter our current depreciation or rental expense related to trailers, but changes in the trailer market values could impact the amount of gains on sale of trailers in future periods.
Other and Miscellaneous Expense:  The following table summarizes and compares the major components of miscellaneous expenses for each of the years in the three-year period ended December 31, 2007 (in millions):

Amount of Miscellaneous Expense Incurred for	2007	2006	2005
Building and office equipment rent	$1.3	$1.6	$1.6
Legal fees	0.3	1.9	0.8
Audit fees	0.4	1.0	1.0
Sarbanes-Oxley fees	0.4	1.0	1.2
Customer bad debt	0.5	(0.7)	0.8
Other	0.8	0.7	1.2
	$3.7	$5.5	$6.6

During 2007, 2006 and 2005, we incurred approximately $400 thousand, $1.0 million and $1.2 million, respectively, in expenses and professional fees associated with our efforts to comply with the internal control provisions of the Sarbanes-Oxley Act of 2002. For 2006, professional fees (legal, audit and Sarbanes-Oxley) include approximately $2.1 million for fees associated with the investigation commissioned by the Audit Committee of the Board of Directors, which was concluded during the second quarter of 2006.
        Loss or Income from Continuing Operations:  Income from operations decreased by $22.1 million during 2007 and decreased by $18.1 million during 2006, each as compared to the immediately preceding year.
               Interest and Other (Income) Expense:  The sale of a life insurance investment for $6.1 million resulted in a gain of $3.8 million during 2005. We sold the remainder of our life insurance investment in 2006 for $7.1 million, with a corresponding gain of $5.1 million. The decline in interest expense from 2006 to 2007 and the increases in interest income between 2005 and 2006 and between 2006 and 2007 were primarily related to the receipt and investment of the cash from the sale of the life insurance investment, which was used to pay down our debt.  In addition, the debt of a variable interest entity was accruing interest expense during 2005 and 2006, but not in 2007.
               Equity in earnings of limited partnership for 2007 and 2006 was from our 20% equity interest in W&B. We account for that investment by the equity method of accounting.
               Pre-Tax and Net (Loss) Income:  For 2007, we incurred a pre-tax loss of $9.9 million as compared to pre-tax income of $17.7 million for 2006 and $33.7 million for 2005.  During 2007, we realized an income tax benefit of $2.3 million.  During 2006 and 2005, we incurred income tax expense of $6.5 million and $12.9 million, respectively.  During 2007, 2006 and 2005 we reported net (loss) income of ($7.7) million, $11.2 million and $20.4 million, respectively.
               Our marginal tax rate for federal and state taxes has been about 37% since 2003, but our effective income tax rate (provision for or benefit from a percent of pre-tax income) was 22.8%, 36.6% and 38.4% for 2007, 2006 and 2005, respectively.   During 2007, we experienced a $2.3 million income tax benefit, created by the pre-tax loss. This rate is impacted by the presence of non-taxable income and non-tax deductible expenses in our pre-tax income.  During a year when we have pre-tax income, non-taxable income reduces the effective tax rate and non-deductible costs increase the effective rate.  The opposite is true when there is a pre-tax loss.
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
During 2007, our current federal tax benefit was $2.8 million.  We will also receive a tax benefit of $333 thousand from stock options that were exercised during the year.  Because we paid significant federal income taxes during 2005 and 2006, federal law allows us to “carryback” our 2007 tax benefit and receive a refund from taxes we incurred and paid for those prior years.  We intend to do so during the first half of 2008.
Since 2005, our effective income tax rate did not vary significantly from statutory rates for federal income taxes, which remained at 35% since 2005 and through 2007.  Differences between pre-tax income for financial reporting purposes and taxable income for income tax purposes can impact the effective tax rate.  Income that is not taxable (such as the 2006 and 2005 gains from the sale of a life insurance investment) reduces taxable income as compared to pre-tax income and results in a lower effective tax rate.  Conversely, financial-reporting expenses that are not tax deductible increase taxable income as compared to pre-tax income and results in a higher effective tax rate.  For 2005 through 2007, the effect of such non-taxable income and non-deductible expense largely offset one another, resulting in effective tax rates that were between 22% and 39%, including provision for state income taxes.

22 of 71

        During 2005, we implemented a 'per-diem' expense reimbursement plan for our employee-drivers.  Under such a plan, when drivers are away from home overnight while performing their duties, they need not collect and retain receipts for their meals and incidental expenses.  Rather, we classify a portion of their pay as a 'per-diem' expense reimbursement.  Per-diem payments are not subject to payroll withholding taxes nor are they subject to the payroll taxes we incur on the wages we pay, such as FICA and unemployment tax.  Under IRS regulations, however, we were allowed to deduct only 75% of our per-diem expenses on our 2007 and 2006 tax returns.  For 2008 and beyond, we will be able to deduct 80% of our per-diem expenses.  The inclusion of this expense for financial reporting purposes vs. the exclusion for income tax purposes affects our effective tax rate.
               We do not expect to have future non-taxable income of the magnitude that we saw in 2006 and 2005, but we do expect to have substantial per-diem payments to our employee-drivers beyond 2007.  For 2006, the impact of both the life insurance gain and the per-diem expenses on our effective rate were both about 9%, in opposite directions.  The level of the impact depends on the monetary amount of the non-taxable expense or income relative to the amount of pre-tax income for financial reporting purposes.  With no expected non-taxable income in an amount sufficient to offset expenses that are not tax deductible, we expect our effective tax rate for years when we are profitable to significantly exceed the statutory federal rate.
               Discontinued Operations:  During 2005, we sold the principal operating assets of our former non-freight business to the management of that business. In connection with that transaction, we provided financial assistance to the buyers and we retained 20% ownership in the buyer's entity. We sold our remaining 20% interest in 2006. Accounting principles generally accepted in the United States of America required that we continue to consolidate the financial statements of the buyer until that point when we sold our entire equity interest. The business we sold is a distributor of after-market vehicle air conditioning parts and supplies. During 2006, our consolidated revenue from this business was $9.7 million (2.0%).  Income from discontinued operations for 2006 was $23 thousand compared to a loss of $283 thousand in 2005.

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
               As of December 31, 2007, we had a $50 million secured line of credit pursuant to a revolving credit agreement with two commercial banks, which will expire in 2010. Borrowings under the agreement are secured by our accounts receivable. In addition, we have the option to provide the banks with liens on a portion of our truck and trailer fleets to cover borrowings and letters of credit in excess of the amount that can be borrowed against accounts receivable.
We may elect to borrow at a daily interest rate based on the bank’s prime rate or for specified periods of time at fixed interest rates which are based on the London Interbank Offered Rate in effect at the time of a fixed rate borrowing. Interest is paid monthly. At December 31, 2007, no money was borrowed against this facility and $5.0 million was being used as collateral for letters of credit. Accordingly, at December 31, 2007, approximately $45.0 million was available under the agreement.
               The agreement contains a pricing “grid” in which increased levels of profitability and cash flows or reduced levels of indebtedness can reduce the rates of interest expense we incur. The new agreement permits, with certain limits, payments of cash dividends, repurchases of our stock and increased levels of capital expenditures. The amount we may borrow under the facility may not exceed the lesser of $50 million, as adjusted for letters of credit and other debt as defined in the agreement, a borrowing base or a multiple of a measure of cash flow as described in the agreement. Loans and letters of credit will become due upon the expiration of the agreement.
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
        As of December 31, 2007, we were in compliance with all of our restrictive covenants and we project that our compliance will remain intact during 2008.
       Cash Flows: Compared to 2005, cash provided by operating activities declined by $9.0 million in 2006, in line with the $9.2 million decline in net income between those years.
During 2007, we incurred a net loss of $7.7 million which is a $18.9 million decline in our operating results.  Our cash provided by operating activities declined in 2007 by $8.5 million, as compared to 2006.
During 2006 and 2005, our net income included gains from the sale of property and equipment and life insurance transactions, net of income tax, of $7.4 million and $6.8 million, respectively.  Such gains during 2007 were $2.1 million.  The cash we received from equipment sales and life insurance is included in cash flows from investing activities, so the gains from those transactions are subtracted from net income or loss in calculating cash flows from operating activities.  The changes in the amount of such transactions represented 62% of the decrease in cash provided by operating activities for 2007, as compared to 2006.

23 of 71

Our 2007 net loss created a tax-loss “carryback” of approximately $3 million, the amount of which is included in other current assets on our 2007 balance sheet.  We intend to file for and collect that overpayment during the first half of 2008.  Of the $12 million increase in other current assets during 2006, about $6 million was related to an overpayment of our federal income taxes for that year, which was refunded to us during 2007.  Accordingly, the $3 million carryback created in 2007 and the collection of the 2006 overpayment of $6 million together served to generate operating cash flows of $3 million during 2007.
Cash used in investing activities, which include the proceeds from the sales of retired equipment and investments discussed above, was $6.3 million during 2007, $16.0 million during 2006 and $20.3 million during 2005. For 2007, most of our $6.3 million cash used in investing activities was related to the replacement of retired tractors and trailers.  We also received a $2.1 million payment by collecting the remaining balance on a note due to us from a business we sold in 2001.  Net of the life insurance and other transactions, cash used in investing activities for 2006 and 2005 was $25.2. million and $26.5 million, respectively, almost all of which was related to the replacement of tractors and trailers during those years, net of cash we received from the sale of the equipment we replaced.
Cash used in financing activities for 2007, 2006 and 2005 was $13.3 million, $6.3 million and $1.8 million, respectively.  Of the $7 million increase during 2007, $4.9 million (70%) was used to reduce our debt to zero.  We use our credit facility periodically during the year to finance our operations and equipment purchases.  When we sold the life insurance investment on December 31, 2006, much of the cash did not arrive by wire at our bank in time to fully repay our debt, which we did on January 2, 2007.  We used the remainder of the cash for financing activities during 2007 to pay $2.1 million in dividends to our shareholders.  During 2007, 2006 and 2005, respectively, we spent $8.0 million, $10.7 million and $3.9 million to repurchase shares of our stock.
Contractual Obligations and Commitments:  The table below sets forth information as to the amounts of our contractual obligations and commitments as well as the years in which they become due (in millions):
Contractual obligations	Total	2008	2009-2010	2011-2012	After 2012
Long-term debt and letters of credit	$5.0	$--	$5.0	$--	$--
Purchase obligations	15.9	15.9	--	--	--
Operating leases for
Rentals	83.6	29.7	37.4	12.4	4.1
Residual guarantees	4.1	0.5	2.6	1.0	--
Accounts payable	25.3	25.3	--	--	--
Accrued payroll	4.1	4.1	--	--	--
	138.0	$75.5	$45.0	$13.4	$4.1
Deferred compensation
Phantom stock (1)	0.6
Rabbi trust (2)	1.3
Total contractual cash obligations	$139.9

(1)
Represents the current value of approximately 105 thousand restricted phantom stock units awarded pursuant to the company's Executive Bonus and Phantom Stock Plan and a Supplemental Executive Retirement Plan. An officer may elect to cash out any number of the phantom stock units between December 1 and December 15 of any year selected by the officer with the payout amount with respect to each phantom stock unit being generally equal to the greater of (i) the actual price of the company's common stock on December 31 of the year of an officer's election to cash out the unit, or (ii) the average of the 12 month-end values of such stock during the year in which an officer elects to cash out. Accordingly, we are unable to anticipate the year this currently unfunded obligation will be paid in cash or the amount of cash ultimately payable.

(2)
Represents the obligations of a "grantor" (or "rabbi") trust established in connection with our 401(k) Wrap Plan to hold company assets to satisfy obligations under the wrap plan. The trust obligations include approximately 86 thousand shares of the company's common stock that will be cashed out either upon the eligibility of the obligations to be transferred to our 401(k) Savings Plan or upon the retirement of individual wrap plan participants. Accordingly, we are unable to anticipate the year this amount will be paid in cash or the amount of cash ultimately payable.

               As of December 31, 2007, we had contracts to purchase tractors and computer equipment totaling $15.9 million during 2008. We expect to lease many of the tractors when they are placed into service under operating leases.
               We lease equipment and real estate. Rentals are due under non-cancelable operating leases for facilities, tractors and trailers. Our minimum lease payments and residual guarantees do not exceed 90% of the leased asset's cost, the lease terms are for fewer years than 75% of the leased assets’ economic life, the leases do not convey ownership to us at the end of the term of the lease and the leases do not contain bargain purchase arrangements. Accordingly, the leases are accounted for as operating leases and rentals are recorded as rent expense over the term of the leases.
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

24 of 71

                At December 31, 2007, the amount of our obligations to lessors for residual guarantees did not exceed the amount we expect to recover from the manufacturer.
                While it depends upon the availability of qualified drivers and the level of customer demand for our services, we do not currently plan to add tractors to our company-operated fleet during 2008. Approximately 140 of our oldest company-operated tractors are expected to be replaced during 2008. These expenditures will be financed with internally-generated funds, borrowings under available credit agreements and leasing. We expect these sources of capital to be sufficient to finance our operations.
                Off-Balance Sheet Arrangements:  Our liquidity is not materially affected by off-balance sheet arrangements. Like many other trucking companies, we often utilize non-cancelable operating leases to finance a portion of our revenue equipment acquisitions. As of December 31, 2007, we leased 1,065 tractors and 2,159 trailers under operating leases with varying termination dates ranging from February 2008 to October 2014. Vehicles held under operating leases are not carried on our balance sheet, and lease payments for such vehicles are reflected in our consolidated statements of income in the line item "Revenue equipment rent” expense. Our rental expense related to operating leases involving vehicles during 2007, 2006 and 2005 was $31.1 million, $30.6 million and $29.3 million, respectively.
New Accounting Pronouncements: In September 2006, FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS requires companies to disclose the fair value of financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS 157 is effective for our fiscal year beginning January 1, 2008. In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2, which partially defer the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities and remove certain leasing transactions from its scope. We are currently evaluating the impact of SFAS 157 on our consolidated financial statements.
                In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity must report unrealized gains and losses, on items for which the fair value option has been elected, in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not impact our consolidated financial statements.
In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business at the acquisition date, measured at their full fair values as of that date. SFAS 141R is effective for business combinations occurring after December 31, 2008.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. We do not expect the adoption of SFAS 160 to have a material effect on our financial position or results of operations.
There are no other new accounting pronouncements pending adoption as of December 31, 2007, which we believe would have a significant impact on its consolidated financial position or results of operations.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk.
                As of December 31, 2007, we held no market-risk-sensitive instruments for trading purposes.  For purposes other than trading, we held the following market risk sensitive instruments as of December 31, 2007:

Description	Discussion
Rabbi Trust investment in 86 thousand shares of our stock, $505 thousand
Our consolidated financial statements include the assets and liabilities of a Rabbi Trust established to hold the investments of participants in our 401(k) Wrap Plan. Among such investments at December 31, 2007 were 86 thousand shares of our common stock. To the extent the trust assets are invested in our stock, our future compensation expense and income will be impacted by fluctuations in the market price of our stock.

We had no other material market-risk-sensitive instruments (for trading or non-trading purposes) that would involve significant relevant market risks, such as equity price risk. Accordingly, the potential loss in our future earnings resulting from changes in such market rates or prices is not significant.

25 of 71

ITEM 8.  Financial Statements and Supplementary Data.
               The following documents are filed as part of this Annual Report on Form 10-K:

Financial statement schedules are omitted because the information required is included in the consolidated financial statements and the notes thereto.
******************************************************************************************************

26 of 71

Frozen Food Express Industries, Inc. and Subsidiaries Consolidated Balance Sheets As of December 31, (in thousands)
Assets	2007	2006
Current assets
Cash and cash equivalents	$2,473	$9,589
Accounts receivable, net	52,682	49,895
Tires on equipment in use, net	5,120	4,953
Deferred income taxes	2,978	1,822
Other current assets	14,607	19,927
Total current assets	77,860	86,186

Property and equipment, net	90,309	97,808
Other assets	5,500	7,768
Total assets	$173,669	$191,762

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$25,301	$23,206
Accrued claims	12,342	11,084
Accrued payroll and deferred compensation	5,998	8,478
Accrued liabilities	1,964	2,005
Total current liabilities	45,605	44,773

Long-term debt	--	4,900
Deferred income taxes	11,488	9,752
Accrued claims	9,317	9,806
Total liabilities	66,410	69,231

Shareholders' equity
Par value of common stock (18,572 shares issued)	27,858	27,858
Paid in capital	5,682	6,045
Retained earnings	88,515	98,257
	122,055	132,160
Treasury stock (1,921 and 1,170 shares), at cost	(14,796)	(9,629)
Total shareholders' equity	107,259	122,531
Total liabilities and shareholders’ equity	$173,669	$191,762

See accompanying notes to consolidated financial statements.
****************************************************

27 of 71

Frozen Food Express Industries, Inc. and Subsidiaries Consolidated Statements of Income Years ended December 31, (in thousands, except per share amounts)
	2007	2006	2005
Revenue	$452,214	$483,721	$514,017
Operating expenses
Salaries, wages and related expenses	128,895	130,554	133,545
Purchased transportation	114,138	114,777	125,147
Fuel	84,319	87,757	81,151
Supplies and expenses	54,516	58,758	62,568
Revenue equipment rent	31,083	30,551	29,338
Depreciation	19,446	20,606	21,857
Communications and utilities	4,206	4,291	4,285
Claims and insurance	20,801	18,279	19,910
Operating taxes and licenses	4,740	4,513	4,692
Gain on sale of property and equipment	(3,144)	(3,379)	(4,740)
Miscellaneous expenses	3,743	5,455	6,599
Total operating expenses	462,743	472,162	484,352
(Loss) income from continuing operations	(10,529)	11,559	29,665
Interest and other (income) expense
Interest income	(640)	(566)	(329)
Interest expense	50	405	278
Equity in earnings of limited partnership	(781)	(1,115)	(686)
Life insurance and other	776	(4,836)	(3,254)
Total interest and other income	(595)	(6,112)	(3,991)
Pre-tax (loss) income from continuing operations	(9,934)	17,671	33,656
Income tax (benefit) expense	(2,264)	6,468	12,936
Net (loss) income from continuing operations	(7,670)	11,203	20,720
Income (loss) from discontinued operations, net of tax	--	23	(283)

Net (loss) income	$(7,670)	$11,226	$20,437
Net (loss) income from continuing operations per share of common stock
Basic	$(.45)	$.63	$1.16
Diluted	$(.45)	$.61	$1.11
Net loss from discontinued operations per share of common stock
Basic	$--	$--	$(.01)
Diluted	$--	$--	$(.02)
Net (loss) income per share of common stock
Basic	$(.45)	$.63	$1.15
Diluted	$(.45)	$.61	$1.09
Weighted average shares outstanding
Basic	17,187	17,853	17,802
Diluted	17,187	18,517	18,739

See accompanying notes to consolidated financial statements.
***************************************************

28 of 71

Frozen Food Express Industries, Inc. and Subsidiaries Consolidated Statements of Cash Flows Years ended December 31, (in thousands)
	2007	2006	2005
Cash flows from operating activities
Net (loss) income	$(7,670)	$11,226	$20,437
Non-cash items included in net (loss) income
Gain on sale of life insurance contract	--	(5,120)	(3,764)
Gain on sale of property and equipment	(3,276)	(3,556)	(4,740)
Depreciation and amortization	24,307	25,702	26,979
Provision for losses on accounts receivable	443	(679)	1,367
Deferred income tax	580	4,552	(2,114)
Deferred compensation	405	215	(277)
Investment income	326	69	(495)
Income tax benefit of stock options exercised	--	--	928
Change in assets and liabilities, net of divestiture
Accounts receivable	(2,793)	17,950	(11,629)
Tires on equipment in use	(3,817)	(4,514)	(3,794)
Other current assets	5,092	(12,109)	115
Accounts payable	2,041	(1,799)	(4,179)
Accrued claims and liabilities	728	(2,731)	4,400
Income tax payable	--	(3,466)	2,932
Accrued payroll and other	(3,871)	(4,740)	3,824
Net cash provided by operating activities	12,495	21,000	29,990

Cash flows from investing activities
Expenditures for property and equipment	(22,007)	(39,667)	(41,974)
Proceeds from sale of property and equipment	13,545	14,462	15,470
Collection on note receivable	2,135	1,000	--
Proceeds from divestiture	--	668	--
Net life insurance proceeds (expenditures)	(14)	7,507	6,178
Net cash used in investing activities	(6,341)	(16,030)	(20,326)

Cash flows from financing activities
Proceeds from borrowings	23,000	51,600	22,100
Payments against borrowings	(27,900)	(46,700)	(24,100)
Borrowings of variable interest entities	--	--	499
Debt repaid by variable interest entities	--	(3,622)	(852)
Dividends paid	(2,072)	(984)	--
Income tax benefit of stock options and restricted stock	333	1,203	--
Proceeds from capital stock transactions	1,373	2,859	4,436
Purchases of treasury stock	(8,004)	(10,694)	(3,932)
Net cash used in financing activities	(13,270)	(6,338)	(1,849)

Net (decrease) increase in cash and cash equivalents	(7,116)	(1,368)	7,815
Cash and cash equivalents at January 1	9,589	10,957	3,142
Cash and cash equivalents at December 31	$2,473	$9,589	$10,957

See accompanying notes to consolidated financial statements.
****************************************************

29 of 71

Frozen Food Express Industries, Inc. and Subsidiaries Consolidated Statements of Shareholders' Equity Three Years ended December 31, 2007 (in thousands)
	Common Stock		Paid in Capital	Retained Earnings	Treasury Stock
	Shares Issued	Par Value			Shares	Cost	Total
December 31, 2004	17,653	$26,480	$2,518	$68,603	130	$555	$97,046
Net income			--	20,437	--	--	20,437
Treasury stock reacquired	--	--	--	--	369	3,797	(3,797)
Retirement plans	25	38	433	--	(3)	135	336
Exercise of stock options	453	679	2,149	--	(165)	(1,352)	4,180
Restricted stock	6	9	(9)	--	--	--	--
Tax benefit of stock options	--	--	928	--	--	--	928
December 31, 2005	18,137	27,206	6,019	89,040	331	3,135	119,130
Cumulative effect of adjustments resulting from the adoption of SAB No. 108	--	--	--	(1,025)	--	--	(1,025)
Adjusted at January 1, 2006	18,137	27,206	6,019	88,015	331	3,135	118,105
Net income	--	--	--	11,226	--	--	11,226
Treasury stock reacquired	--	--	--	--	1,316	10,840	(10,840)
Retirement plans	29	43	401	--	(39)	(263)	707
Exercise of stock options	386	579	(989)	--	(364)	(3,415)	3,005
Restricted stock	20	30	(589)	--	(74)	(668)	109
Dividends	--	--	--	(984)	--	--	(984)
Tax benefit of stock options	--	--	1,203	--	--	--	1,203
December 31, 2006	18,572	27,858	6,045	98,257	1,170	9,629	122,531
Net loss	--	--	--	(7,670)	--	--	(7,670)
Treasury stock reacquired	--	--	--	--	1,095	8,004	(8,004)
Retirement plans	--	--	37	--	(42)	(349)	386
Exercise of stock options	--	--	(777)	--	(261)	(2,150)	1,373
Restricted stock	--	--	44	--	(41)	(338)	382
Dividends	--	--	--	(2,072)	--	--	(2,072)
Tax benefit of stock options	--	--	333	--	--	--	333
December 31, 2007	18,572	$27,858	$5,682	$88,515	1,921	$14,796	$107,259

See accompanying notes to consolidated financial statements.
 ***************************************************

30 of 71

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
               Principles of Consolidation - The accompanying consolidated financial statements include Frozen Food Express Industries, Inc., a Texas corporation and our subsidiary companies, all of which are wholly-owned. We are primarily engaged in motor carrier transportation of perishable commodities, providing truckload and less-than-truckload service throughout North America. We operate solely in the over-the-road transportation industry, and thus have only one reportable operating segment, even though underlying service levels have been, and will be, developed and marketed to satisfy various customer needs. Intercompany balances and transactions have been eliminated in consolidation.
               Prior to 2007, the accompanying consolidated financial statements include certain amounts of two former variable interest entities (“VIEs”) that we did not own, but which we were required by accounting principles generally accepted in the United States (“US GAAP”) to consolidate. AirPro Mobile Air, LLC (“AMA”) is a distributor of after-market parts and supplies for motor vehicle air conditioning systems. During early 2005, the business of AMA was conducted by our wholly-owned subsidiary, AirPro Holdings, Inc. (“AHI”).  During 2005, we sold the primary operating assets (excluding real estate) of AHI to AMA. Among the consideration we received from AMA in exchange for the assets were cash, a 20% equity interest in AMA and a note payable to us from AMA. The 80% interest in AMA was purchased by two individuals whom we employed at AHI when we owned the business. Because we retained a substantial interest in AMA, US GAAP required us to continue to include AMA in our consolidated financial statements.
              In December 2006, we sold our remaining interest in AMA to the two majority shareholders, retaining a note receivable of $250 thousand. Our 20% interest was sold at carrying value. We also sold the real estate AMA previously leased from us for $2.2 million, generating a gain of approximately $200 thousand. As of December 31, 2006, this entity is no longer consolidated because it is no longer a VIE in which we are considered the primary beneficiary and the operating results have been classified as discontinued operations in the accompanying Consolidated Statements of Income for the years ended December 31, 2006 and 2005.
               Revenue from discontinued operations for 2006 and 2005 was $9.7 million and $10.1 million, respectively.  During 2006, income from our discontinued operations was $23 thousand, as compared to a loss of $283 thousand during 2005.  There was no such revenue or related income for 2007.
               The second formerly consolidated VIE that we do not own, but which had been consolidated into the accompanying financial statements until September 30, 2006, is a family partnership from which we leased 68 tractors until the end of September 2006. The family partnership was under the control of our Chairman and Chief Executive Officer. Our Senior Vice President and Chief Operating Officer also owns an interest in the family partnership. Effective September 30, 2006, we terminated the leases with the family partnership and, thereafter, this entity is no longer included in our consolidated financial statements because it is no longer a VIE in which we are considered the primary beneficiary. For additional detail on this transaction, please refer to Note 12.
               Accounting Estimates -The preparation of financial statements in conformity with US GAAP requires estimates and assumptions that affect the value of assets, liabilities, revenue and expenses. Estimates and assumptions also influence the disclosure of contingent assets and liabilities. Actual outcomes may vary from our estimates and assumptions.
               Revenue and Expense Recognition - Revenue and associated direct operating expenses are recognized on the date the freight is picked up from the shipper in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue No. 91-9 Revenue and Expense Recognition for Freight Services in Progress (“EITF No. 91-9”).
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
Stock-Based Compensation - On January 1, 2006, we adopted FASB Statement No. 123R, Share-Based Payment (“SFAS 123R”), using the modified prospective method, and as a result, did not retroactively adjust results from prior periods.  Under this method, stock-based compensation must be recognized for: (i) any expense related to the remaining unvested portion of all stock-based awards granted prior to January 1, 2006, based on the grant date fair value, determined in accordance with the original provisions of FASB Statement 123, Accounting for Stock-Based Compensation (“SFAS 123”); and (ii) any expense related to all stock-based awards granted on or subsequent to January 1, 2006, based on the fair value determined in accordance with the provisions of SFAS 123R.  Because we had no material expenses that were required to be recognized upon the adoption of SFAS 123R, the adoption of SFAS 123R did not impact our financial statements for 2006 with regard to share-based payments issued to employees prior to January 1, 2006.
Pursuant to our Employee Stock Option Plan (the "Employee Plan"), we issued non-qualified stock options to substantially all of our employees (except officers) in 1997, 1998 and 1999. All grants issued under the Employee Plan were at the market value of our common stock on the date of the grant.  Employee Plan stock options became 100% vested seven years after the date of grant. As of December 31, 2007, there were 151 thousand options outstanding under the Employee Plan, all of which were vested and exercisable. Because our officers did not participate in the Employee Plan, no shareholder approval of the Employee Plan was required. As of December 31, 2007, the weighted average exercise price of options outstanding under the Employee Plan was $8.90. On that date, the closing market price of our stock was $5.90. The Employee Plan terminated during 2001. No additional grants are permitted under the Employee Plan.
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

31 of 71

During 2007, 2006 and 2005 respectively, we granted 60 thousand, 107 thousand and 6 thousand shares of restricted stock to officers, directors and employees.  We granted no stock options under the 2005 Plan. Of the restricted stock granted, 19 thousand and 13 thousand shares were forfeited during 2007 and 2006, respectively, and 35 thousand and 10 thousand of those shares became fully vested during 2007 and 2006, respectively. Restricted stock awards vest ratably over a three-year period following the grant date. The expense associated with restricted stock awards during 2007 and 2006 was approximately $441 thousand and $210 thousand, respectively, none of which was capitalized.  There was no such expense in 2005.
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
We use the Black-Scholes valuation model to determine the fair value of stock options issued to employees.  As permitted by SFAS 123, prior to January 1, 2006, no compensation expense was recorded for such issuances. If any options are issued to employees on or after January 1, 2006, the resulting compensation expense will be recognized over the appropriate service period, which is generally equal to the vesting period. For options granted in 2005, vesting was immediate upon grant. Because the vesting period for such options did not extend into 2006, no expense from options granted during 2005 was recorded in 2006. No stock options were issued during 2007 or 2006, and accordingly, no expense associated with stock options has been recorded in our consolidated financial statements.
The table below presents net income and basic and diluted net income per share for 2005, had we applied the fair value recognition provisions of SFAS 123:

Pro Forma Impact on Net Income (in millions)	2005
As reported	$20.4
Impact of SFAS No. 123, net of tax	(1.9)
$18.5

Pro Forma Impact on Basic Net Income Per Share	2005
As reported	$1.15
Impact of SFAS No. 123, net of tax	(0.11)
$1.04

Pro Forma Impact on Diluted Net Income Per Share	2005
As reported	$1.09
Impact of SFAS No. 123, net of tax	(0.10)
$0.99

In calculating the amounts in the preceding tables, the weighted average fair value at the grant date for stock options issued during 2005 was $4.88 per option.  We utilized and will continue to utilize, the Black-Scholes valuation model to determine the fair value of stock options granted, if any are granted in the future.  The fair value of stock options at date of grant was estimated using the following weighted average assumptions:

2005
Risk-free interest rate	4.29%
Dividend yield	--
Volatility factor	42.1%
Expected term (years)	4.0

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
Under SFAS 123R, compensation expense will be recognized only for those awards expected to vest, with the rate of forfeitures estimated based on our historical experience and future expectations.  Prior to the adoption of SFAS 123R, the effect of forfeitures on the pro forma expense amounts was recognized as forfeitures occurred.
               Cash Equivalents -We consider all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.
               Accounts Receivable -We extend trade credit to our customers who are primarily located in the United States. Accounts receivable from customers are stated net of estimated allowances for doubtful accounts of $1.3 million and $2.0 million as of December 31, 2007 and 2006, respectively. We generally write off receivables that become aged more than 12 months from the date we recognized the revenue.

32 of 71

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
               Accrued Claims -We record an expense equal to our estimate of our liability for personal injuries from accidents, health insurance claims, work-related injuries and cargo claims at the time an event occurs. These estimates include the fees we expect to pay for attorneys and other experts we may engage to help resolve the claims. If additional information becomes available, we then determine whether our estimate should be revised.
               Income Taxes -We use the asset and liability method to account for income taxes. Deferred income taxes are provided for temporary differences between the tax basis of assets and liabilities and their financial reporting amounts and are valued based upon statutory tax rates anticipated to be in effect when temporary differences are expected to reverse.
               Long-Lived Assets -We periodically evaluate whether the remaining useful life of our long-lived assets may require revision or whether the remaining unamortized balance is recoverable. When factors indicate an asset should be evaluated for possible impairment, we use an estimate of the asset's projected undiscounted cash flow in evaluating whether an impairment exists. If an impairment exists, the asset is written down to net realizable value.
               Adoption of SAB 108 - In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements (“SAB 108”). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108 requires an entity to quantify misstatements using a balance sheet and income-statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.
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

2. Accounts Receivable
               Accounts receivable are shown net of our estimate of accounts that will not be paid by our customers. A summary of the activity for each of the years in the three-year period ended December 31, 2007 in our allowance for such doubtful accounts receivable from customers is as follows (in millions):

	2007	2006	2005
Balance at January 1	$2.0	$3.4	$3.0
Current year provision	0.4	(0.7)	1.4
Accounts charged off and other	(1.1)	(0.7)	(1.0)
Balance at December 31	$1.3	$2.0	$3.4

               We generally base the amount of our reserve upon the age (in months) of our receivables from a specific customer. When we determine that it is probable that we will not be paid for an outstanding invoice, we charge the invoice against our allowance for doubtful accounts.

33 of 71

3. Other Current Assets
               Other current assets consist primarily of prepayments of items such as taxes and licenses, insurance and prepaid rent.  It also includes inventories and miscellaneous amounts owed to us that are not related to our revenue.  For 2006, prepaid taxes included an overpayment of the federal income taxes we expected to owe that exceeded our revised expectation at year-end. During March 2007, we applied for and received a refund of $5.8 million of the estimated overpayment. A summary of other current assets as of December 31, 2007 and 2006 is as follows (in millions):

	2007	2006
Due from equipment sales	$0.7	$2.7
Income taxes receivable	4.1	7.0
Other prepaid taxes	1.2	1.3
Prepaid insurance	1.6	1.5
Prepaid rent	1.8	1.7
Retired equipment held for sale	1.5	1.6
Prepaid license and permits	1.6	1.9
Inventory and other	2.1	2.2
	$14.6	$19.9

4. Property and Equipment
               Property and equipment are shown at historical cost and consist of the following as of December 31, 2007 and 2006 (in millions):
	2007	2006	Estimated Useful Life (Years)
Land	$4.2	$4.2	--
Buildings and improvements	19.1	19.4	5 - 30
Revenue equipment	105.6	112.3	2 - 10
Service equipment	19.0	18.1	2 - 15
Computer, software and related equipment	26.6	25.2	3 - 12
	174.5	179.2
Less accumulated depreciation	84.2	81.4
	$90.3	$97.8

    We calculate our depreciation expense using the straight-line method. Repairs and maintenance are charged to expense as incurred.

5. Long-Term Debt
               As of December 31, 2007, we had a secured line of credit pursuant to a revolving credit agreement with two commercial banks.  The amount we may borrow may not exceed the lesser of $50 million, as adjusted for letters of credit and other debt (as defined in the agreement), a borrowing base or a multiple of a measure of cash flow as described in the agreement.  As of December 31, 2007, we were in compliance with the terms of the agreement, which expires in June 2010.
              We may elect to borrow at a daily interest rate based on one of the bank's prime rate or for specified periods of time at fixed interest rates, which are based on the London Interbank Offered Rate in effect at the time of a fixed rate borrowing.  Interest is paid monthly. At December 31, 2007, no money was borrowed against this facility, and $5.0 million was being used for letters of credit. Accordingly, approximately $45.0 million was available to us under the agreement, subject to limitations specified in the agreement.
               Borrowings are secured by our accounts receivable. We have the option to provide the banks with liens on a portion of our truck and trailer fleets to secure our obligations if they exceed the amount that can be borrowed against accounts receivable. The agreement contains a pricing "grid" in which increased levels of profitability and cash flows or reduced levels of indebtedness can reduce the rates of interest expense we incur. The agreement permits, with certain limits, payments of cash dividends, repurchases of our stock and certain levels of our capital expenditures.  During 2007 and early 2008, this was amended in order to adjust the limitations on availability to pay cash dividends and repurchase our stock.
           Total interest under the credit line during 2007, 2006 and 2005 was $91 thousand, $155 thousand and $113 thousand, respectively.  At December 31, 2006, the weighted average interest rate we incurred on debt then outstanding was 7.5%.

34 of 71

6. Income Taxes
               We incur income tax in the United States and in various state jurisdictions. Although our federal tax return for 2004 has been audited by the Internal Revenue Service (“IRS”), our returns for 2004 and forward are presently subject to further examination by the IRS.
               For 2007, our effective tax rate was 22.8%, as compared to 36.6% in 2006, and 38.4% in 2005.  Our effective tax rate differs from federal and state statutory rates because of taxable and non-taxable components of our pre-tax income.  Non-deductible items consist primarily of certain expenses incurred by our employee-drivers in the course of their duties.  Non-taxable income during 2006 and 2005 was derived primarily from life insurance investments we sold in those years, largely offsetting the impacts of non-deductible expense items on our effective tax rate.  There was no substantial non-taxable income during 2007.
               Our income tax provision consists of the following for each of the years in the three-year period ended December 31, 2007 (in thousands):

Current (benefit) provision	2007	2006	2005
Federal	$(2,808)	$1,681	$13,987
State	(38)	235	1,063
Deferred provision (benefit)
Federal	1,460	4,225	(1,500)
State	(878)	327	(614)
Total (benefit) provision	$(2,264)	$6,468	$12,936

               State income tax is presented net of the related federal tax benefit or provision.
               Differences between our income tax provision as computed at the statutory federal rate and as presented on our Consolidated Statements of Income for each of the years in the three-year period ended December 31, 2007 were as follows (in thousands):

	2007	2006	2005
Income tax (benefit) provision at statutory federal rate	$(3,477)	$6,193	$11,680
Non-taxable life insurance transactions	204	(1,781)	(1,230)
Non-deductible driver per-diem payments	1,382	1,767	1,993
State income taxes and other	(373)	289	493
	$(2,264)	$6,468	$12,936

The IRS requires corporations to pay their income taxes ratably over the year the taxes are incurred, based on estimates.  The difference between the actual tax and those estimates is settled after the end of the tax year.  During 2005, we paid federal and state income taxes of $9.9 million. During 2006, we paid $5.5 million for the taxes we estimated we incurred through December 31, 2006. Many of the assumptions we made earlier in the year in estimating our total tax expense for 2006 did not in fact occur.  As a result, we paid $5.8 million for taxes we did not incur prior to December 31, 2006. During 2007, we applied for and received a refund of the 2006 overpayment.
During 2007, our current federal tax benefit was $2.8 million due to the generation of a net operating loss.  We will also receive a current tax benefit of $333 thousand due to deductions for stock options that were exercised during the year.  We generated significant taxable income and paid significant federal income taxes during 2005 and 2006.  Federal law allows us to “carryback” our 2007 net operating loss to offset the taxable income generated in 2005 and 2006 and receive a refund of taxes we incurred and paid for those prior years.  We intend to file a refund claim during the first half of 2008.
               As of December 31, 2007 and 2006, our deferred tax assets and liabilities consisted of the following (in thousands):
Deferred tax assets	2007	2006
Accrued claims	$7,730	$7,696
Allowance for bad debts	580	915
Deferred compensation	718	995
Other	2,435	897
	11,463	10,503
Deferred tax liabilities
Prepaid expense	(3,085)	(1,296)
Property and equipment	(16,888)	(17,137)
	(19,973)	(18,433)
	$(8,510)	$(7,930)

We believe it probable that we will generate sufficient taxable income in 2008 and beyond to realize the remainder of our deferred tax assets. If our expectation of such realizability changes, we may be required to establish a valuation allowance on our balance sheet.
During the preparation of our 2006 financial statements, we discovered errors in our balance sheet tax accounts from previous years. Effective January 1, 2006, we applied the provisions of SAB 108, which permits the adjustment of retained earnings for the cumulative effect of immaterial errors. In accordance with SAB 108, we reduced retained earnings as of January 1, 2006 by $1.0 million related to our deferred tax liability (“DTL”). The DTL was understated for errors related to record-keeping that originated in years 2002 through 2005 and incorrect preparation of federal and state income tax returns. The adjustments did not affect previously reported cash flows from operating activities or financial position. The impact on results of operations and shareholders’ equity was immaterial.
On July 13, 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109 (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN No. 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain tax position may not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN No. 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

35 of 71

We adopted FIN No. 48 on January 1, 2007. Because we have identified no material uncertain tax positions as a result of the implementation of FIN No. 48, we recognized no effect from the adoption of FIN No. 48 in our financial statements. There are no unrecognized tax benefits included in the balance sheet and therefore, none to be recognized that would impact the effective tax rate.
We had no accrual for interest and penalties on our consolidated balance sheets at December 31, 2007 or December 31, 2006, and we have recognized no expense for interest and/or penalties in our consolidated statements of income for the years ended December 31, 2007 or 2006.  If incurred, such items would be recorded as income tax expense.

7. Commitments and Contingencies
               We lease real estate and equipment. The aggregate future minimum rentals under non-cancelable operating leases at December 31, 2007 were (in millions):

Year Due	2008	2009	2010	2011	2012	After 2012	Total Due
Amount due	$29.7	$23.8	$13.6	$7.4	$5.0	$4.1	$83.6

               Rentals are due under non-cancelable operating leases for facilities, tractors and trailers. Facility leases, trailer leases and most of our tractor leases do not contain guaranteed residual values in favor of the lessors.  Some of our tractor leases provide that we have partially guaranteed the assets’ end-of-term residual value. Tractor leases generally have either 42- or 48-month terms, and trailer leases generally have 84-month terms. Because the total of the present value of the minimum lease payments we are required to make plus the present value of the partial residual guarantees do not exceed 90% of the asset’s historical cost, the leases are accounted for as operating leases and rentals are recorded as rent expense over the term of the leases.
               As of December 31, 2007, we had partially guaranteed the residual value of certain leased tractors totaling $4.1 million pursuant to leases with remaining lease terms that range from five months to three years. Our estimates of the fair market values of such tractors exceed the guaranteed values. Consequently, no provision has been made for any losses related to such guarantees. Although such guarantees are fully recoverable by us from the manufacturer of the tractors, we have not considered such future recoverability in our evaluation of the market value of the tractors for which we have guaranteed residuals to the lessors involved. Factors which may limit our ability to recover the amount of the residual guaranty from the manufacturer include specifications as to the physical condition of each tractor, its mechanical performance, accumulated mileage and whether or not we order replacement and additional vehicles from the same manufacturer.
               At December 31, 2007, we had commitments of approximately $15.9 million for the expected purchase of tractors, trailers and computer equipment.  We will determine whether to lease or own the equipment when it is placed into service.
               We maintain insurance programs and accrue for expected losses in amounts designed to cover liability resulting from personal injury, property damage, cargo and work-related injury claims.
               Our accrued claims consist of our estimated future costs related to public liability, employee health insurance, cargo and employee work-related injury claims. As of December 31, 2007, the aggregate amount of reserves for such claims on our Consolidated Balance Sheet was nearly $21.7 million.
               When an incident that could result in such a claim occurs, we record a reserve for the estimated outcome. As additional information becomes available, adjustments are often made. Accrued claims liabilities include all such reserves and our estimate for incidents which have been incurred but not reported. It is probable that any estimate accrued will change over time. At December 31, 2007, we had established $5.0 million of irrevocable letters of credit pursuant to certain insurance agreements.

8. Non-Cash Financing and Investing Activities
               During 2007, 2006 and 2005, we funded contributions to a Supplemental Executive Retirement Plan (“SERP”) and our 401(k) Savings Plan by transferring approximately 42 thousand, 68 thousand and 28 thousand shares, respectively, of treasury stock to the Plan trustees. We recorded expense for the fair market value of the shares, which at the time of the contributions, was $386 thousand for 2007, $707 thousand for 2006 and $336 thousand for 2005.
                During 2007, 2006 and 2005, respectively, 922, 17,221 and 12,444 shares of common stock, which had been issued and outstanding to their owners for more than one year, were exchanged as consideration for the exercise of stock options, as permitted by our stock option plans. The value of the shares exchanged was $10 thousand during 2007, $146 thousand during 2006, and $142 thousand during 2005.
During 2007, 2006 and 2005, we issued 60 thousand, 107 thousand and 6 thousand shares, respectively, of restricted stock with fair market values of $505 thousand, $1.1 million and $62 thousand.  Of the 107 thousand shares issued during 2006, 32 thousand were forfeited before they could be vested. Of the remaining 141 thousand shares issued, 35 thousand and 10 thousand shares, with market values of $357 thousand and $134 thousand, became vested during 2007 and 2006, respectively. The net amount for treasury shares issued and forfeited for restricted stock in 2007 was 41 thousand shares at a value of $382 thousand.  The compensation expense associated with the vesting of restricted stock is accounted for as deferred compensation expense ratably over the three-year vesting period of each grant. Such non-cash expense associated with restricted stock grants was $441 thousand during 2007 and $210 thousand during 2006.

36 of 71

The following table summarizes information regarding restricted stock shares for each of the years in the three-year period ended December 31, 2007 (in thousands, except price):

	2007	2006	2005
Shares of restricted stock outstanding at beginning of year	90	6	--
Issued	60	107	6
Forfeited	(19)	(13)	--
Vested	(35)	(10)	--
Shares of restricted stock outstanding at end of year	96	90	6
Weighted average fair value of restricted shares:
Issued	$8.44	$10.99	$9.70
Forfeited	$9.19	$14.24	$--
Vested	$10.32	$13.27	$--
Outstanding at end of year	$9.23	$9.60	$9.70

As of December 31, 2007 and 2006, other current assets included $700 thousand and $2.7 million, respectively, due to us from the sale of equipment we sold during those years. As of December 31, 2007 and 2006, accounts payable included $388 thousand and $334 thousand, respectively, related to capital expenditures we made during those years.
                We own a 19.9% share of W&B.  We account for our investment by the equity method. The amount invested, which is included in other assets on our balance sheet, was $2.4 million and $2.1 million at December 31, 2007 and 2006, respectively. During 2007, 2006 and 2005, our equity in the earnings of W&B was $781 thousand, $1.1 million, and $686 thousand, respectively. These amounts are included in interest and other expense (income) in our Consolidated Statements of Income. Cash distributions to us from W&B’s earnings were $456 thousand for 2007, $1.0 million for 2006 and $191 thousand during 2005.

9. Shareholders' Equity
At our Annual Meeting of Shareholders in May 2007, our shareholders approved an increase in the aggregate number of shares of our $1.50 par value common stock that we have authority to issue from 40 million shares to 75 million shares.
               Our 2005 Director Plan authorizes the award of up to 50 thousand shares of restricted stock to non-employee members of our Board of Directors. During 2007, 2006 and 2005 we issued approximately 13 thousand, 9 thousand and 6 thousand shares, respectively, of restricted common stock to non-employee members of our Board of Directors. For 2007, 2006 and 2005,  the shares had a market value of $125 thousand, $68 thousand and $62 thousand, respectively, on the date they were issued. Restricted share awards vest ratably over a three-year term beginning on the date of issuance.
Under our 2005 Executive Bonus and Restricted Stock Plan, our officers may receive awards of restricted shares of our common stock. Restricted shares vest over a period of three years, one-third per year, provided that an officer remains employed on the vesting dates.
               During 2005, we amended and restated the 2002 Plan. As amended and restated, the 2002 Plan became the 2005 Plan. The purpose of the amendment and restatement is to authorize the award of shares of restricted stock, stock appreciation rights, stock units and performance shares, in addition to stock options, under the 2005 Plan. The 2002 Plan only authorized the award of stock options. The 2005 Plan did not increase the total number of shares of common stock currently authorized to be awarded under the 2002 Plan, which is 1.7 million shares.
               As of December 31, 2007, we also had outstanding unexercised stock options under various plans that have expired and no longer allow for the issuance of stock options.
               The following table summarizes information regarding stock options for each of the years in the three-year period ended December 31, 2007 (in thousands, except price and periodic amounts):

	2007	2006	2005
Options outstanding at beginning of year	2,098	2,988	3,030
Cancelled	(207)	(139)	(62)
Granted	--	--	638
Exercised	(261)	(751)	(618)
Options outstanding at end of year	1,630	2,098	2,988
Year-end weighted average remaining life of options (years)	4.8	5.4	6.3
Options available for future grants	618	89	74
Weighted average price of options:
Cancelled during year	$9.36	$10.50	$8.07
Granted during year	$--	$--	$10.61
Exercised during year	$5.27	$4.00	$6.80
Outstanding at end of year	$6.02	$6.26	$5.89
Exercisable at end of year	$6.04	$6.28	$4.58

37 of 71

               As of December 31, 2007, substantially all of our options were exercisable.  The range of prices and certain other information about our stock options as of December 31, 2007 is presented in the following table:
	Options Priced Between
	$1.50- $5.00	$5.01- $8.00	$8.01- $12.00	Total
Number of options outstanding (in thousands)	759	313	558	1,630
Weighted average remaining contractual life (years)	3.6	4.4	6.7	4.8
Weighted average exercise price	$2.50	$6.73	$10.43	$6.02

               We sponsor a SERP for the benefit of certain "highly compensated" personnel (as determined in accordance with the Employee Retirement Income Security Act of 1974). The SERP's investment income, assets and liabilities, which are contained in a rabbi trust, are included in our Consolidated Balance Sheets. As of December 31, 2007, there were 86 thousand shares remaining in the trust. Consistent with the FASB's EITF Issue 97-14 Accounting for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested, the shares of our common stock held in a rabbi trust are accounted for as treasury stock until SERP participants elect to liquidate the stock. During 2007, SERP participants liquidated 98 thousand shares from the rabbi trust.
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

10. Savings Plan
               We sponsor defined contribution retirement plans for our employees. Our contributions to the plans are determined by reference to voluntary contributions made by each of our employees. Additional contributions are made at the discretion of the Board of Directors. During each of the years in the three-year period ended December 31, 2007, we have made our contributions with shares of our treasury stock. During 2007, 2006 and 2005, we contributed 42 thousand, 68 thousand, and 28 thousand shares, respectively, of our treasury stock valued at $349 thousand, $707 thousand, and $336 thousand, respectively, to the plans.

11. Income or Loss per Share of Common Stock
               Our basic income (loss) per share from continuing operations, discontinued operations and net (loss) income per share were computed by dividing such income (loss) by the weighted average number of shares of common stock outstanding during each year. All diluted income or loss per share amounts were computed by dividing such income or loss by the average number of diluted shares outstanding during each year.  The table below sets forth information regarding weighted average basic and diluted shares for each of the years in the three-year period ended December 31, 2007 (in thousands):

Weighted average number of	2007	2006	2005
Basic shares	17,187	17,853	17,802
Common stock equivalents (“CSEs”)	--	664	937
Diluted shares	17,187	18,517	18,739

Anti-dilutive shares excluded due to:	2007	2006	2005
Exercise price of stock options	626	593	18
Net loss	391	--	--
Total excluded common stock equivalents	1,017	593	18

        US GAAP requires that stock options with an exercise price higher than the stock’s actual average market value during the period be excluded from common stock equivalents as their effect is anti-dilutive.  US GAAP also requires all other common stock equivalents to be excluded from the number of basic shares whenever a net loss is incurred for the period as their inclusion would be anti-dilutive.

12. New Accounting Pronouncements
In September 2006, FASB issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS requires companies to disclose the fair value of financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS 157 is effective for our fiscal year beginning January 1, 2008. In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2, which partially defer the effective date of SFAS 157 for one year for certain nonfinancial assets and liabilities and remove certain leasing transactions from its scope. We are currently evaluating the impact of SFAS 157 on our consolidated financial statements.
                In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity must report unrealized gains and losses, on items for which the fair value option has been elected, in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption  of SFAS 159 did not impact our consolidated financial statements.

38 of 71

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business at the acquisition date, measured at their full fair values as of that date. SFAS 141R is effective for business combinations occurring after December 31, 2008.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, with early adoption prohibited. We do not expect the adoption of SFAS 160 to have a material effect on our financial position or results of operations.
There are no other new accounting pronouncements pending adoption as of December 31, 2007, which we believe would have a significant impact on our consolidated financial position or results of operations.

13. Related Party Transactions
During each of the years ended December 31, 2007, 2006 and 2005, we bought most of the trailers and trailer refrigeration units we used in our operations from W&B , an entity in which we own a 19.9% equity interest. We account for that investment by the equity method of accounting. All of our trailer purchase orders are awarded after a competitive bidding process to ensure that we are getting the best possible product quality, price, warranty and terms. We also rely on W&B to provide routine maintenance and warranty repair of the trailers and refrigeration units.
During 2007, 2006 and 2005, we purchased from W&B trailers and refrigeration units aggregating $4.4 million, $3.1 million and $7.3 million, respectively. During 2007, 2006 and 2005, W&B invoiced us $1.4 million, $2.9 million and $1.8 million, respectively, for maintenance and repair services, accessories and parts.  As of December 31, 2007 and 2006, our accounts payable included amounts owed to W&B of $200 thousand and $300 thousand, respectively, for the purchase of trailers, parts and repair services.
As of December 31, 2007 and 2006, our equity investment in W&B, was $2.4 million and $2.1 million, respectively, which is included in "Other Assets" on our Consolidated Balance Sheets.  At December 31, 2006, we also had a loan outstanding from W&B, the unpaid balance of which was $2.1 million. During December 2007, W&B paid off the note balance in full. The note was also included in “Other Assets” in our 2006 Consolidated Balance Sheet.
Effective September 30, 2006, upon recommendation of our Audit Committee and Board of Directors, we terminated all tractor and trailer lease arrangements with entities affiliated with our Chief Executive Officer, Stoney M. Stubbs, Jr., our current (since May 2006) Chief Operating Officer, S. Russell Stubbs, or partnerships under the control of such officers.
We paid the related parties for rentals under the leasing arrangements during the years ended December 31, 2005 and 2006 through September 30, 2006. There were no such rentals during 2007.
We paid the related-party lessors premiums over the tractor and trailer rentals we pay to unaffiliated lessors.  For 2006 and 2005, respectively, the total paid for such related-party tractor and trailer leases was $1.5 million and $2.4 million, which included premiums of approximately $220 thousand and $415 thousand, respectively.
A member of our finance staff devotes a portion of his time rendering tax and other professional services for the personal benefit of our CEO, our current COO and our former COO. We have determined that approximately $28 thousand of his salary was related to providing such services during  the year ended December 31, 2007.  Such amounts were $40 thousand during each of the years ended December 31, 2006 and 2005.

39 of 71

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Frozen Food Express Industries, Inc.

We have audited the accompanying consolidated balance sheet of Frozen Food Express Industries, Inc. (a Texas corporation) and subsidiaries as of December 31, 2007, and the related consolidated statements of income, shareholders' equity, and cash flows for the year ended December 31, 2007.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frozen Food Express Industries, Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Frozen Food Express Industries, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP
Dallas, Texas
March 14, 2008

40 of 71

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Frozen Food Express Industries, Inc.

We have audited Frozen Food Express Industries, Inc. (a Texas Corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2007 and the related consolidated statements of income, shareholders’ equity, and cash flows for the year ended December 31, 2007 and our report dated Mach 14, 2008 expressed an unqualified opinion.

/s/ Grant Thornton LLP
Dallas, Texas
March 14, 2008

41 of 71

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

Frozen Food Express Industries, Inc.:

We have audited the accompanying consolidated balance sheet of Frozen Food Express Industries, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frozen Food Express Industries, Inc. and subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the two-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted 1)Statement of Financial Accounting Standard 123 (revised 2004), Share-Based Payment, and 2) the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.

/s/ KPMG LLP
Dallas, Texas
March 15, 2007

42 of 71

Unaudited Quarterly Financial Data
                Information regarding our quarterly financial performance is as follows (in millions, except per-share amounts):
2007	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$452.2	$106.5	$113.1	$114.7	$117.9
Loss from continuing operations	(10.5)	(0.6)	(3.2)	(1.3)	(5.4)
Net loss	(7.7)	(0.2)	(0.7)	(3.2)	(3.6)
Net loss per share of common stock
Basic	$(.45)	$(.01)	$(.04)	$(.19)	$(.21)
Diluted	$(.45)	$(.01)	$(.04)	$(.19)	$(.21)
2006	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$483.7	$123.6	$123.6	$124.1	$112.4
Income (loss) from continuing operations	11.6	3.5	3.4	5.4	(0.7)
Net income	11.2	1.9	2.1	2.9	4.3
Net income per share of common stock
Basic	$.63	$.11	$.12	$.16	$.25
Diluted	$.61	$.10	$.11	$.16	$.24

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

ITEM 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
                As previously reported, on June 16, 2007, the Audit Committee of the FFEX Board of Directors determined to replace KPMG, LLP (“KPMG”) with Grant Thornton, LLP (“Grant”) as the independent registered accountant for the year ending December 31, 2007.
                KPMG’s reports on our consolidated financial statements as of December 31, 2006 and for each of the two fiscal years in the period ended December 31, 2006 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the years ended December 31, 2006 and 2005 and through the filing date of this Form 10-K, there have been no disagreements between us and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the matter in its report. None of the “reportable events” described in Item 304(a)(1)(v) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934, as amended, have occurred during the years ended December 31, 2006 or 2005 or through the filing date of this Form 10-K.
A copy of a letter from KPMG addressed to the SEC, dated June 11, 2007 and relating to the fiscal years ended December 31, 2006 and December 31, 2005 and the interim period from January 1, 2007 until June 11, 2007, was filed as Exhibit 16 the Current Report on Form 8-K filed on June 15, 2007.
During the fiscal years ended December 31, 2006 and 2005 and thereafter through the date of the filing of this Form 10-K, neither we, nor anyone acting on our behalf, consulted Grant regarding (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or (2) any matter that was either the subject of a disagreement with KPMG on accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the matter in its report, or a “reportable event” as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.  Controls and Procedures.
We have performed an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined under the Securities Exchange Act of 1934. Based on that evaluation, our management, including our Chief Executive Officer, and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of December 31, 2007 to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no significant changes in our disclosure controls and procedures during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer, and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the guidelines established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our internal control over financial reporting includes policies and procedures that provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with US GAAP.
Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. We reviewed the results of management’s assessment with our Audit Committee.

43 of 71

 Internal control over financial reporting as of December 31, 2007 has been audited by Grant Thornton LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K. Such report expresses an unqualified opinion on our internal control over financial reporting as of December 31, 2007.

ITEM 9B.  Other Information.
None.
PART III
ITEM 10.  Directors and Executive Officers and Corporate Governance.
                 In accordance with General Instruction G to Form 10-K, the information required by Item 10 is incorporated herein by reference from the portion of our Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2008.

ITEM 11.  Executive Compensation.
                 In accordance with General Instruction G to Form 10-K, the information required by Item 11 is incorporated herein by reference from the portion of our Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2008.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
 In accordance with General Instruction G to Form 10-K, the information required by Item 12 is incorporated herein by reference from the portion of our Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2008.

ITEM 13. Certain Relationships and Related Transactions and Director Independence.
                 In accordance with General Instruction G to Form 10-K, the information required by Item 13 is incorporated herein by reference from the portions of our Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2008.

ITEM 14.  Principal Accountant Fees and Services.
                 Audit and Non-Audit Fees
         In accordance with General Instruction G to Form 10-K, the information required by Item 14 is incorporated herein by reference from the portion of our Proxy Statement for the Annual Meeting of Shareholders to be held May 14, 2008.

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

44 of 71

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.
FROZEN FOOD EXPRESS INDUSTRIES, INC.

Date: March 14, 2008	/s/	Stoney M. Stubbs, Jr.
Stoney M. Stubbs, Jr., Chairman of the Board of Directors and President (Principal Executive Officer)

Date: March 14, 2008	/s/	Thomas G. Yetter
Thomas G. Yetter Senior Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

               Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
FROZEN FOOD EXPRESS INDUSTRIES, INC.

Date: March 14, 2008	/s/	Stoney M. Stubbs, Jr.
Stoney M. Stubbs, Jr., Chairman of the Board of Directors and President (Principal Executive Officer)

Date: March 14, 2008	/s/	Thomas G. Yetter
Thomas G. Yetter Senior Vice President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Date: March 14, 2008	/s/	Stoney Russell Stubbs
Stoney Russell Stubbs Senior Vice President, Chief Operating Officer and Director

Date: March 14, 2008	/s/	Jerry T. Armstrong
Jerry T. Armstrong, Director

Date: March 14, 2008	/s/	W. Mike Baggett
W. Mike Baggett, Director

Date: March 14, 2008	/s/	Brian R. Blackmarr
Brian R. Blackmarr, Director

Date: March 14, 2008	/s/	Barrett D. Clark
Barrett D. Clark, Director

Date: March 14, 2008	/s/	Leroy Hallman
Leroy Hallman, Director

Date: March 14, 2008	/s/	T. Michael O'Connor
T. Michael O'Connor, Director

45 of 71

 INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Frozen Food Express Industries, Inc. (filed as Exhibit 3(i) to Registrant Current Report on Form 8-K filed on May 29, 2007 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the year ended December 31, 2006 and incorporated herein by reference).
3.2 (a)
First Amendment to Amended and Restated Bylaws of Frozen Food Express Industries, Inc. (filed as Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed on February 21, 2008 and incorporated herein by reference).

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

10.1 (a)
First Amendment to Frozen Food Express Industries, Inc. 1995 Non-Employee Director Stock Plan (filed as Exhibit 10.1 (a) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.1 (b)
Second Amendment to Frozen Food Express Industries, Inc. 1995 Non-Employee Director Stock Plan (filed as Exhibit 10.1 (b) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.1 (c)
Form of Stock Option Agreement for use in connection with the Frozen Food Express Industries, Inc. Non-Employee Director Stock Plan (filed as Exhibit 10.1 (d) to Registrant's Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.2
Amended and Restated Credit Agreement among Comerica Bank, as Administrative Agent for itself and other Banks, LaSalle Bank National Association, as Collateral Agent and Syndication Agent for itself and other Banks, and FFE Transportation Services, Inc., as borrower, and certain of its affiliates as of October 17, 2006 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on October 16, 2006 and incorporated herein by reference).

10.2 (a)
First Amendment to the Amended and Restated Credit Agreement between Comerica Bank-Texas as administrative agent for itself and other banks, LaSalle Bank National Association, as collateral agent and syndication agent for itself and other banks and FFE Transportation Services, Inc. as Borrower and certain of its affiliates as of October 12, 2006 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-k filed on April 27, 2007 and incorporated herein by reference).

10.2 (b)
Second Amendment to the Amended and Restated Credit Agreement between Comerica Bank-Texas as administrative agent for itself and other banks, LaSalle Bank National Association, as collateral agent and syndication agent for itself and other banks and FFE Transportation Services, Inc. as Borrower and certain of its affiliates as of October 12, 2006 (filed as Exhibit 10.1 Registrant’s Current Report on Form 8-k filed on August 1, 2007 and incorporated herein by reference).

10.2 (c)
Third Amendment to the Amended and Restated Credit Agreement between Comerica Bank-Texas as administrative agent for itself and other banks, LaSalle Bank National Association, as collateral agent and syndication agent for itself and other banks and FFE Transportation Services, Inc., as Borrower and certain of its affiliates as of October 12, 2006 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 6, 2008 and incorporated herein by reference).

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

10.6*	Frozen Food Express Industries, Inc. 401(k) Savings Plan (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on May 17, 2007 and incorporated herein by reference).
10.6 (a)*
First Amendment to Food Express Industries, Inc. 401(k) Savings Plan (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 18, 2007 and incorporated herein by reference).

10.6 (b)*	Second Amendment to Food Express Industries, Inc. 401(k) Savings Plan (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on March 4, 2008 and incorporated herein by reference).
10.7
Frozen Food Express Industries, Inc. Employee Stock Option Plan (filed as Exhibit 4.1 to Registrant's Registration Statement #333-21831 as filed with the Commission and incorporated herein by reference).

10.7 (a)	Amendment to the Frozen Food Express Industries, Inc. Employee Stock Option Plan (filed as Exhibit 4.4 to Registrant's Registration Statement #333-52701 and incorporated herein by reference).

46 of 71

10.8*	FFE Transportation Services, Inc Restated Wrap Plan (filed herewith).
10.9*
Form of Amended and Restated Change in Control Agreement (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on August 11, 2006 and incorporated herein by reference).

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

10.12 (a)*
Form of Restricted Stock Agreement for use with Frozen Food Express Industries, Inc. Non-Employee Director Restricted Stock Plan (filed as Exhibit 10.2 (a) to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2005 and incorporated herein by reference).

10.13*
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

10.14 (a)*
Form of Incentive Stock Option Agreement for use with the Frozen Food Express Industries, Inc. 2005 Stock Incentive Plan (filed as Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2005 and incorporated herein by reference).

10.15*	Form of Key Employee Supplemental Medical Plan (filed as Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated herein by reference).
10.16*	FFE Transportation Services, Inc. Management Phantom Stock Plan (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed February 22, 2006 and incorporated herein by reference).
10.17*
Summary of compensation arrangements with Stoney M. Stubbs, Jr. (filed as Exhibit 10.18 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated herein by reference).

10.18*
Summary of Compensation Arrangements with S. Russell Stubbs effective January 1, 2007 (files as Exhibit  10.1 to Registrant’s Current Report on Form  8-K filed on November 20, 2007 and incorporated herein by reference).

10.19*	Summary of compensation arrangements with Thomas G. Yetter (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on November 20, 2007 and incorporated herein by reference).
10.20	Summary of compensation arrangements with Timothy L. Stubbs (filed as Exhibit 10.20 and filed herewith).
10.21	Summary of Dividend and Compensation Arrangements of certain officers (filed as Exhibit 10.21 and filed herewith).
11.1	Computation of basic and diluted net income or loss per share of common stock (incorporated by reference to Footnote 12 to the financial statements appearing as Item 8 of this Form 10-K).
14.1
Frozen Food Express Industries, Inc. Code of Business Conduct and Ethics (filed as Exhibit 14.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 and incorporated herein by reference).

21.1	Subsidiaries of Frozen Food Express Industries, Inc. (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
23.2	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)(17 CFR 240.13a-14(a)) (filed herewith).
31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)(17 CFR 240.13a-14(a)) (filed herewith).
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*Executive Compensation plans and arrangements required to be filed as an Exhibit to this Form 10-K

47 of 71