Form 10-Q
period 2008-03-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2008-04-30
CIK 39273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO ______________

Commission File Number: 1-10006

FROZEN FOOD EXPRESS INDUSTRIES, INC.
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	75-1301831 (IRS Employer Identification No.)
1145 Empire Central Place Dallas, Texas 75247-4305 (Address of principal executive offices)	(214) 630-8090 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.
Class	Number of Shares Outstanding
Common stock, $1.50 par value	16,688,950 at March 31, 2008

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited and in thousands)
Assets	March 31, 2008	December 31, 2007
Current assets
Cash and cash equivalents	$4,504	$2,473
Accounts receivable, net	55,469	52,682
Tires on equipment in use, net	4,831	5,120
Deferred income taxes	2,978	2,978
Other current assets	12,277	14,607
Total current assets	80,059	77,860

Property and equipment, net	86,134	90,309
Other assets	4,893	5,500
Total assets	$171,086	$173,669

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$24,407	$25,301
Accrued claims	14,046	12,342
Accrued payroll and deferred compensation	5,594	5,998
Accrued liabilities	1,595	1,964
Total current liabilities	45,642	45,605

Long-term debt	3,500	--
Deferred income taxes	11,506	11,488
Accrued claims	4,262	9,317
Total liabilities	64,910	66,410

Shareholders' equity
Par value of common stock (18,572 shares issued)	27,858	27,858
Paid in capital	5,634	5,682
Retained earnings	87,188	88,515
	120,680	122,055
Treasury stock (1,883 and 1,921 shares, respectively), at cost	(14,504)	(14,796)
Total shareholders' equity	106,176	107,259
Total liabilities and shareholders’ equity	$171,086	$173,669

See accompanying notes to consolidated condensed financial statements.

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Income
For the Three Months Ended March 31,
(Unaudited and in thousands, except per-share amounts)

	2008	2007
Revenue	$116,730	$106,508
Operating expenses
Salaries, wages and related expenses	30,759	32,055
Purchased transportation	30,660	24,408
Fuel	24,293	18,956
Supplies and expenses	12,850	13,416
Revenue equipment rent	7,920	7,518
Depreciation	4,786	5,162
Communications and utilities	1,085	1,020
Claims and insurance	4,160	3,030
Operating taxes and licenses	1,069	1,169
Gain on sale of property and equipment	(260)	(522)
Miscellaneous expenses	1,124	964
Total operating expenses	118,446	107,176
Loss from operations	(1,716)	(668)
Interest and other (income) expense
Equity in earnings of limited partnership	(173)	(99)
Interest income	(14)	(140)
Interest expense	23	--
Life insurance and other	39	27
Total interest and other income	(125)	(212)
Pre-tax loss	(1,591)	(456)
Income tax benefit	(766)	(223)
Net loss	$(825)	$(233)
Net loss per share of common stock
Basic	$(0.05)	$(0.01)
Diluted	$(0.05)	$(0.01)
Weighted average shares outstanding
Basic	16,652	17,419
Diluted	16,652	17,419

See accompanying notes to consolidated condensed financial statements.

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
For the Three Months Ended March 31,
(Unaudited and in thousands)

	2008	2007
Net cash (used in) provided by operating activities	$(1,737)	$11,405

Cash flows from investing activities
Expenditures for property and equipment	(2,561)	(5,926)
Proceeds from sale of property and equipment	3,270	4,130
Other	--	(5)
Net cash provided by (used in) investing activities	709	(1,801)

Cash flows from financing activities
Proceeds from borrowings	26,900	--
Payments against borrowings	(23,400)	(4,900)
Dividends paid	(502)	(528)
Income tax benefit of stock options and restricted stock	(18)	81
Proceeds from capital stock transactions	79	406
Purchases of treasury stock	--	(1,874)
Net cash provided by (used in) financing activities	3,059	(6,815)

Net increase in cash and cash equivalents	2,031	2,789
Cash and cash equivalents at January 1	2,473	9,589
Cash and cash equivalents at March 31	$4,504	$12,378

See accompanying notes to consolidated condensed financial statements.

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
  (Unaudited)

1.    Basis of Presentation

The accompanying consolidated condensed financial statements include Frozen Food Express Industries, Inc., a Texas corporation, and our subsidiary companies, all of which are wholly-owned. These financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (which consisted only of normal recurring entries) necessary to present fairly our financial position, cash flows and results of operations have been made. All intercompany balances and transactions have been eliminated in consolidation.

Pursuant to SEC rules and regulations, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted from these statements unless significant changes have taken place since the end of the most recent fiscal year. We believe the disclosures contained herein, when read in conjunction with the audited financial statements and notes included in our Annual Report on Form 10-K, filed with the SEC on March 14, 2008, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes included in the Annual Report on Form 10-K.

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

Revenue from equipment rental is recognized ratably over the term of the associated rental agreements.

3.    Other Current Assets

           A summary of other current assets as of March 31, 2008 and December 31, 2007 is as follows (in millions):

	March 31, 2008	December 31, 2007
Due from equipment sales	$0.6	$0.7
Income taxes receivable	4.7	4.1
Other prepaid taxes	1.0	1.2
Prepaid insurance	1.0	1.6
Prepaid rent	1.8	1.8
Retired equipment held for sale	0.1	1.5
Prepaid licenses and permits	0.8	1.6
Inventories and other	2.3	2.1
	$12.3	$14.6

4.    Long-Term Debt

As of March 31, 2008, we had a secured line of credit pursuant to a revolving credit agreement with two commercial banks. The amount we may borrow may not exceed the lesser of $50 million, as adjusted for letters of credit and other debt (as defined in the agreement), a borrowing base or a multiple of a measure of cash flow as described in the agreement.  As of March 31, 2008, we were in compliance with the terms of the agreement, which expires in 2010.  Loans and letters of credit will become due upon the expiration of the agreement.

We may elect to borrow at a daily interest rate based on the prime rate or for specified periods of time at fixed interest rates, which are based on the London Interbank Offered Rate in effect at the time of a fixed rate borrowing.  Interest is paid monthly. At March 31, 2008, $3.5 million was borrowed against this facility and $5.6 million was being used for letters of credit. Accordingly, at March 31, 2008, approximately $41 million was available to us under the agreement, subject to limitations specified in the agreement.

Borrowings are secured by our accounts receivable.  We have the option to provide the banks with liens on a portion of our truck and trailer fleets to secure our obligations if they exceed the amount that can be borrowed against accounts receivable. The agreement contains a pricing “grid” in which increased levels of profitability and cash flows or reduced levels of indebtedness can reduce the rates of interest expense we incur. The agreement permits, with certain limits, payments of cash dividends, repurchases of our stock and certain levels of capital expenditures. During 2007 and early 2008, this was amended in order to adjust the limitation on our ability to pay cash dividends and repurchase our stock.

Total interest expense from the credit line during the three-month period ended March 31, 2008 was $23 thousand.  There was no such interest expense during the first three months of 2007.  At March 31, 2008, the weighted average interest accruing on debt then outstanding was 4.5%.

5.    Income Taxes

Our income is taxed in the United States of America and various state jurisdictions. Although our federal tax return for 2004 has been audited by the IRS, our returns for 2004 and after are presently subject to further examination by the IRS.

US GAAP requires that, for interim periods, we project full-year income and permanent differences between book income and taxable income in order to calculate an effective tax rate for the entire year.  That projected effective tax rate is used to calculate our income tax provision or benefit for the interim periods’ year-to-date financial results.

For the three months ended March 31, 2008, our effective tax rate (income tax benefit divided by pre-tax loss) was 48% compared to 49% for the same period a year ago.  The difference between our effective tax rate and the federal statutory rate of 35% is primarily attributable to state income taxes and non-deductible driver expenses.

We will update our effective tax rate at June 30, 2008.  If at that time our projections for 2008 vary significantly from our current expectations, our effective tax rate for the six months ended June 30 will probably differ from the 48% that we projected as of March 31, 2008.

We had no accrual for interest and penalties on our consolidated condensed balance sheets at March 31, 2008 or December 31, 2007, and we have recognized no expense for income-tax related interest and/or penalties in our consolidated condensed statements of income for the three months ended March 31, 2008 or 2007.  If incurred, such items would be recorded as income tax expense.

6.    Commitments and Contingencies

We have accrued for costs related to public liability, cargo, employee health insurance and work-related injury claims. When a loss occurs, we record a reserve for the estimated outcome. As additional information becomes available, adjustments are made. Accrued claims liabilities include all such reserves and our estimate for incidents that have been incurred but not reported.

7.    Non-Cash Financing and Investing Activities

As of December 31, 2007, 96 thousand shares of restricted stock remained unvested.  No restricted stock was issued during the first quarter of 2008.  During the first three months of 2007, 27 thousand shares of restricted stock were issued.  Of these shares, 23 thousand remained unvested as of December 31, 2007.  During the first quarter of 2008, seven thousand shares with a fair market value of $62 thousand vested as compared to two thousand shares with a fair market value of $22 thousand which vested during the same period of 2007.  The compensation expense associated with the vesting of restricted stock is accounted for as deferred compensation expense ratably over the three-year vesting period of each grant.  Such non-cash expense associated with restricted stock grants was approximately $111 thousand and $137 thousand during the first quarters of 2008 and 2007, respectively.

As of March 31, 2008 and 2007, accounts payable included $1.4 million and $162 thousand, respectively, related to capital expenditures we made during those periods.

We own a 19.9% share of W&B Service Company, L.P. (“W&B”). We account for our investment by the equity method. The total amount of that investment, which is included in other assets on our balance sheet, was $2.1 million and $2.4 million at March 31, 2008 and December 31, 2007, respectively. During the three months ended March 31, 2008 and 2007, our equity in the earnings of W&B was $173 thousand and $99 thousand, respectively.

8.    Loss per Share of Common Stock

Basic net loss per share of common stock was computed by dividing our net loss by the weighted average number of shares of common stock outstanding during the period. The tables below set forth information regarding weighted average basic and diluted shares for each of the three-month periods ended March 31, 2008 and 2007 (in thousands):

Weighted average number of:	2008	2007
Basic shares	16,652	17,419
Common stock equivalents	--	--
Diluted shares	16,652	17,419

Anti-dilutive shares excluded due to:	2008	2007
Exercise price of stock options	774	722
Net loss	299	423
Total excluded common stock equivalents	1,073	1,145

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

 9.    New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  This statement, effective for interim or annual reporting periods beginning after November 15, 2007, establishes a framework for measuring fair value in US GAAP and expands disclosures about fair value measurements. We adopted the statement January 1, 2008, related to financial assets and liabilities, with no material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115   (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value, which can be elected on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. We adopted SFAS 159 January 1, 2008, with no material impact on our consolidated financial statements.

 No other new accounting pronouncement issued or effective had, or is expected to have, a material impact on our consolidated financial statements.

10.    Related Party Transactions

We buy most of the trailers and trailer refrigeration units we use in our operations from W&B. All of our trailer purchase orders are awarded after a competitive bidding process to ensure that we are getting the best possible product quality, price, warranty and other terms. We also rely on W&B to provide routine maintenance and warranty repair of the trailers and refrigeration units.

During the three-month periods ended March 31, 2008 and 2007, we did not purchase any trailers or refrigeration units from W&B. During the three-month periods ended March 31, 2008 and 2007, we paid W&B $391 thousand and $380 thousand, respectively, for maintenance and repair services, accessories, and parts.   As of March 31, 2008 and 2007, our accounts payable included amounts owed to W&B of $351 thousand and $320 thousand, respectively, for the purchase of parts and repair services.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

The following management's discussion and analysis describes the principal factors affecting our results of operations, liquidity, and capital resources. This discussion should be read in conjunction with the accompanying unaudited consolidated condensed financial statements and our Annual Report on Form 10-K for the year ended December 31, 2007, which include additional information about our business, our significant accounting policies and other relevant information that underlies our financial results. Without limiting the foregoing, the “Overview” and “Critical Accounting Policies and Estimates” sections under Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our last Annual Report on Form 10-K should be read in conjunction with this Quarterly Report.

 During 2006, the capacity of the trucking industry to haul freight expanded at the same time that customer demand for such services decreased. One result of the imbalance in supply and demand was industry-wide downward pressure on the rates companies were able to charge for their transportation services. Most participants and observers of the trucking industry had anticipated equalization of supply and demand by year-end 2007, but now do not expect the current imbalance to adjust itself before the end of 2008.

Our internet address is www.ffex.net. All of our filings with the SEC are available free of charge through our website as soon as reasonably practicable after we file them.

RESULTS OF OPERATIONS
Three months Ended March 31, 2008 and 2007

Revenue: Our revenue is derived from five types of transactions:
-	Truckload
-	Less-than-Truckload (“LTL”)
-	Dedicated Fleet
-	Brokerage and Logistics
-	Equipment Rental

Truckload and LTL linehaul revenue is order-based and earned by transporting cargo for our customers using tractors and trailers that we control by ownership, long-term leases or by agreements with independent contractors (sometimes referred to as “owner-operators”).  We operate fleets that focus on refrigerated or “temperature-controlled” LTL, on truckload temperature-controlled shipments and on truckload non-refrigerated, or “dry”, shipments. Over 90% of our LTL linehaul shipments must be temperature-controlled to prevent damage to the cargo. Of the LTL shipments transported by our temperature-controlled fleets, about 10% are typically dry commodities.

Our dedicated fleet services consist of tractors and trailers that haul freight only for specific customers. Dedicated fleet revenue is asset-based. Customers typically pay us weekly for this type of service.

Our brokerage, or logistics, service helps us to balance the level of demand in our core trucking business. We assign shipments to be transported for which we have no readily available transportation assets to other unaffiliated motor carriers through our brokerage service. We establish the price to be paid by the customer and we invoice the customer. We also assume the credit risk associated with the revenue. Our brokerage service also pays the other motor carrier and earns a margin on the difference.

Revenue from equipment rental represents amounts we charge to independent contractors for the use of trucks that we own and lease to the owner-operator.

The rates we charge for our freight services include fuel surcharges. In periods when the price we incur for diesel fuel is high, we increase our surcharges in an effort to recover the increase from our customers.  Using fuel surcharges to offset rising fuel costs is an industry-wide practice.

The following table summarizes and compares the significant components of freight revenue for each of the three-month periods ended March 31, 2008 and 2007:

Revenue from: (a)	2008	2007
Temperature-controlled fleet	$34.6	$34.4
Dry-freight fleet	18.2	18.3
Total truckload linehaul services	52.8	52.7
Dedicated fleets	6.0	4.4
Total truckload	58.8	57.1
LTL linehaul services	29.9	30.4
Fuel surcharges	23.0	14.7
Brokerage	3.6	3.1
Equipment rental	1.4	1.2
Total revenue	116.7	106.5
Operating expenses (a)	118.4	107.2
Loss from operations (a)	$(1.7)	$(0.7)
Operating ratio (b)	101.5%	100.6%
Total truckload revenue	$58.8	$57.1
LTL revenue	29.9	30.4
Total linehaul and dedicated fleet revenue	$88.7	$87.5
Weekly average trucks in service	2,046	2,160
Revenue per truck per week (c)	$3,045	$3,097

Computational notes:
(a)	Revenue and expense amounts are stated in millions of dollars. The amounts presented in the table may not agree to the amounts shown in the accompanying statements of income due to rounding.
(b)	Operating expenses divided by total revenue.
(c)	Average weekly revenue, divided by weekly average trucks in service.

            The following table summarizes and compares selected statistical data relating to our freight operations for each of the three-month periods ended March 31, 2008 and 2007:

Truckload	2008	2007
Total linehaul miles (a)	40.1	40.5
Loaded miles (a)	36.5	36.4
Empty mile ratio (b)	9.0%	10.1%
Linehaul revenue per total mile (c)	$1.32	$1.30
Linehaul revenue per loaded mile (d)	$1.45	$1.45
Linehaul shipments (e)	36.1	39.3
Loaded miles per shipment (f)	1,011	926
LTL
Hundredweight (e)	2,074	2,053
Shipments (e)	66.7	65.6
Linehaul revenue per hundredweight (g)	$14.42	$14.81
Linehaul revenue per shipment (h)	$448	$463
Average weight per shipment (i)	3,109	3,130

Computational notes:
(a)	In millions.
(b)	Total linehaul miles minus loaded miles, divided by total linehaul miles.
(c)	Revenue from linehaul services divided by total linehaul miles.
(d)	Revenue from linehaul services divided by loaded miles.
(e)	In thousands.
(f)	Total loaded miles divided by number of linehaul shipments.
(g)	LTL revenue divided by hundredweight.
(h)	LTL revenue divided by number of shipments.
(i)	LTL hundredweight times one hundred divided by number of shipments.

For the three-month period ended March 31, 2008, revenue was $116.7 million as compared to $106.5 million during the comparable period of 2007.  Of the $10.2 million increase for the quarter, increased fuel surcharges accounted for $8.3 million (81%).

When comparing the three-month period ended March 31, 2008 to the same period of 2007, truckload revenue increased by $1.7 million (3.0%).  Truckload linehaul revenue per loaded mile remained constant at $1.45.  The average truckload length of haul increased to 1,011 miles (9.2%) and our empty mile ratio decreased from 10.1% to 9.0%. The number of truckload linehaul shipments we transported during the first quarter of 2008 declined 8.1% to 36,100, compared to 39,300 during the year-ago quarter.

Truckload linehaul revenue includes our intermodal operations. We have experienced a five-fold increase in the number of intermodal loads, from 618 to 3,775, comparing the first quarter of 2008 to the same period of 2007. Intermodal service entails transporting loaded trailers over long distances on railroad flat cars, generally at a lower cost than using a tractor to transport the trailer.  Using a tractor, however, usually takes fewer days to transport a load.  With intermodal service, we offer our customers a lower-cost alternative while moving the freight for a large portion of the journey without the need to provide for a driver, a tractor or fuel for the tractor.  Operations do require the deployment of such resources to transport the trailer between the rail yard and the load’s origin and destination.  We continue to be successful in negotiating directly with the railroads, avoiding the cost of fees associated with third-party brokers.  This has improved our cost structure by 32% per load when comparing the first quarter of 2008 to the same period of 2007.

LTL linehaul revenue decreased by $500 thousand (1.6%) during the three months ended March 31, 2008 as compared to the same period of 2007.  The number of LTL shipments we transported increased by 1.7%, the average weight of such shipments decreased by 0.7% and the average linehaul revenue per LTL shipment declined by 3.2%.  Softness in the LTL market contributed to a drop in our revenue per hundredweight from $14.81 in the first quarter of 2007, to $14.42 (2.6%) in the first quarter of 2008.  Concurrent with anticipated growth in customer demand as we move through the year, we plan to increase our LTL rates.

Dedicated fleet revenue, also included in our truckload linehaul revenue, improved by $1.6 million (36.4%) for the three-month period ended March 31, 2008, compared to the same period of 2007.  In an effort to expand our dedicated fleet revenue, we have directed our resources to specific goals that may generate more acceptable levels of profitability.  While excess capacity in the trucking industry has restricted rates and yield in the marketplace, new dedicated fleet customers were added in 2007 and early 2008, while existing customers expanded traffic lanes for which they required dedicated services.  We plan for continued growth in this service offering.

Revenue from our logistics service increased by $500 thousand (16.1%) between the three-month periods ended March 31, 2008 and 2007. Logistics service enables us to accept additional loads by engaging unaffiliated trucking companies to haul the freight. We bill the customer and pay the trucking company. During the latter half of 2006, we began to refocus on our logistics service as a potential source of growth.  We brought in new management to devise and implement plans to achieve that potential.  Despite the success in continued revenue growth, narrow margins are inherent to this type of business and start-up costs are associated with its expansion. We have decided to delay additional expansion and focus on building density in the existing service centers.  We will reassess after mid-year and may resume expansion strategies at that time, particularly if there are signs of a rebounding economy.

Operating Expenses: The following table summarizes and compares, as a percentage of revenue, certain major operating expenses for each of the three-month periods ended March 31, 2008 and 2007:

Amount of Operating Expenses Incurred for	2008	2007
Salaries, wages and related expenses	26.4%	30.1%
Purchased transportation	26.3	22.9
Fuel	20.8	17.8
Supplies and expenses	11.0	12.6
Revenue equipment rent and depreciation	10.9	11.9
Claims and insurance	3.6	2.8
Other	2.5	2.5
	101.5%	100.6%

         Salaries, Wages and Related Expenses: Salaries, wages and related expenses decreased by $1.3 million (4.0%) during the three-month period ended March 31, 2008, as compared to the same period of 2007. The following table summarizes and compares the major components of these expenses for each of the three-month periods ended March 31, 2008 and 2007 (in millions):

Amount of Salaries, Wages and Related Expenses Incurred for	2008	2007
Driver salaries and per-diem expenses	$17.1	$18.7
Non-driver salaries
Motor carrier operations	9.3	9.3
Logistics and brokerage	0.6	0.2
Payroll taxes	2.4	2.4
Work-related injuries	0.7	0.4
Health insurance and other	0.7	1.1
	$30.8	$32.1

        Driver salaries and per diem expenses fell by $1.6 million (8.6%) when comparing the three-month period ended March 31, 2008 to the same period of 2007.  Employee-drivers are typically paid on a per-mile basis, except in our dedicated fleets where drivers are typically paid by the day.

        Employee-driver turnover has deteriorated slightly when comparing turnover rates of 103% to 96% for the rolling twelve-month periods ended March 31, 2008 and 2007, respectively.  In the trucking industry, driver turnover has often exceeded 125% over the years, as the industry has competed with construction and other trades for labor. Since 2006, we have taken certain steps to address this problem, such as the centralization of our truckload operations and improvements in communications between drivers and their fleet managers, with generally favorable results.

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

When comparing the three-month periods ended March 31, 2008 and 2007, non-driver salaries increased by $400 thousand (4.2%).  Substantially all of this increase was from the expansion of our brokerage operation.  The total non-driver salaries and related expenses in our motor-carrier operations include non-cash deferred compensation expenses associated with restricted stock awards and other stock-based compensation of $332 thousand and $93 thousand during the first three months of 2008 and 2007, respectively.  Excluding the cost of deferred compensation, non-driver salaries in our motor-carrier operations decreased by $200 thousand, a result of the voluntary separation cost-saving initiative in 2007.  We will continue to explore strategies to eliminate, consolidate and automate remaining back-office processes in order to further reduce our non-driver staff.

Costs associated with work-related injuries increased by $300 thousand (75.0%) when compared to the same period last year. Such expenses principally relate to injuries sustained by employees during the course of their employment. Large fluctuations can be caused by the occurrence of just one serious injury in a quarter compared to a quarter with lesser experience in the frequency or the severity of such injuries or the settlement of claims for an amount other than previously estimated.

We are self-insured for health care with insurance stop-loss coverage for catastrophic situations, and we share the cost of healthcare coverage with our employees.  For the past several years, the medical and health insurance markets have experienced double-digit percentage increases. In response to the market, we have repeatedly increased both the amounts employees pay to participate and the share of medical costs that participating employees must pay. Consequently, due to program management, increased employee cost-sharing and improved claims experience, our costs decreased by $400 thousand (36.4%) for the three-month period ended March 31, 2008 as compared to the same quarter a year ago.

We also address rising medical costs through programs targeting particular issues.  For example, during 2007, we implemented an employee wellness program that we expect will have a positive impact on our health insurance costs in the future.  We currently offer weekly nutrition classes, and many employees are involved in a weight loss contest.  During 2008, we are considering additional incentives to employees to improve their overall health, with potential emphasis on one, or a combination, of nutrition, weight loss, smoking cessation and an active lifestyle.  We anticipate the rewards to employees participating in such wellness incentive programs will include improved health for the employees and lower claims experience and costs for the both the company and the participants.

Purchased Transportation:  Purchased transportation expense increased by $6.3 million (25.6%) during the three-month period ended March 31, 2008, as compared to the comparable period of 2007. The following table summarizes and compares the major components of our purchased transportation expense for each of those periods by type of service (in millions):

Amount of Purchased Transportation Expense Incurred for	2008	2007
Truckload linehaul service	$8.5	$9.4
LTL linehaul service	8.2	8.1
Intermodal	4.6	1.1
Total linehaul service	21.3	18.6
Fuel surcharges	6.4	3.4
Brokerage and other	3.0	2.4
	$30.7	$24.4

Purchased transportation for linehaul service primarily represents payments to owner-operators for our use of their vehicles to transport shipments and payments to railroads for the transportation of our intermodal loads. The $2.7 million (14.5%) increase in such expenses during the three-month period ended March 31, 2008, as compared to the same period of 2007, is primarily the result of the increase in intermodal service.

Outlays to owner-operators in our truckload and LTL operations declined by $800 thousand (4.6%) between the quarters ended March 31, 2007 and 2008.  Both were in line with the reduction in the size of our owner-operator fleet between the quarters.

Recent high operating expenses in the trucking industry, particularly for maintenance and fuel, have contributed to a long-term trend of declining numbers of independent contractors providing equipment to the industry. Our ability to mitigate this industry-wide trend by expanding our company-operated fleets has been constrained by a lack of drivers qualified to operate the equipment.

We have made a concerted effort to improve our contractor relations and retention, including a proactive focus on the speed and accuracy of their payments and improved communications with the contractors.  We upgraded the quality of the equipment and the warranties available to those who lease their equipment through us.

Owner-operators are responsible for all expenses associated with the operation of their tractors, including labor, maintenance and fuel. When retail fuel prices rise, we charge our customers incremental fuel surcharges to offset such higher costs, pursuant to the contracts and tariffs by which our freight rates are determined. In most cases, those surcharges automatically fluctuate as diesel fuel prices rise and fall. To the extent that shipments are transported by owner-operators, we pass the amount of these fuel surcharges to the owner-operators in order to defray their incremental fuel expense.

 Intermodal purchased transportation expense increased from $1.1 million to $4.6 million when comparing the first quarter of 2008 to the same period of 2007, with a five-fold increase in the number of loads transported. During the fourth quarter of 2007, such expenses were $3.5 million.  Management hired to execute our intermodal revenue growth initiative has been successful in negotiating directly with railroads, avoiding the cost of fees associated with third-party brokers, thus improving our cost structure by 32% per load when comparing year-to-date 2008 to the same period of 2007.

Purchased transportation expenses associated with our logistics and other services increased by $600 thousand (25.0%) for the three-month period ended March 31, 2008, as compared to the same period of 2007. Such purchased transportation expense is highly correlated to freight brokerage and logistics revenue, which increased by 16.1% when making the same comparisons.

Fuel: Fuel expense increased by $5.3 million (28.2%) during the three-month period ended March 31, 2008, as compared to the same period of 2007, and increased as a percentage of linehaul and dedicated fleet revenue to 27.4% from 21.7% for the first quarter performance in 2008 and 2007, respectively. The following table summarizes and compares the relationship between fuel expense and total linehaul and dedicated fleet revenue during each of the three-month periods ended March 31, 2008 and 2007 (in millions):

	2008	2007
Total linehaul and dedicated fleet revenue	$88.7	$87.5
Fuel expense	24.3	19.0
Fuel expense as a percent of total linehaul and dedicated fleet revenue	27.4%	21.7%

Our fuel expenses are impacted by the mix of freight handled by company equipment or by owner-operators, so that as more of our freight volume is moved by company equipment, the related cost of fuel moves from purchased transportation expense to fuel expense.

The cost of fuel has changed significantly over the past year.  Our average cost per gallon of fuel was $3.36 during the first three months of 2008, as compared to $2.39 for the same period of 2007, an increase of 41%.  The monetary increases in fuel expense during 2007 and 2008 are primarily due to this increased per-gallon cost.  Fuel surcharges do not always fully compensate us or our independent contractors for increased fuel costs. Accordingly, fuel price volatility impacts profitability.

We have in place a number of strategies that mitigate, but do not eliminate, the impact of such volatility. Pursuant to the contracts and tariffs by which our freight rates are determined, most of those rates automatically fluctuate as diesel fuel prices rise and fall.

With regard to fuel expenses for company-operated equipment, we attempt to further mitigate the impact of fluctuating fuel costs by operating more fuel-efficient tractors and aggressively managing fuel purchasing. We are considering further restricting the maximum speed at which our drivers may operate a truck in an effort to reduce fuel consumption and enhance the safety of our operations.  We use computer software to optimize our routing and our fuel purchasing. The software enables us to select the most efficient route for a trip. It also assists us in deciding, on a real-time basis, how much fuel to buy at a particular fueling station.

Most of our trucks are equipped with opti-idle technology, a device that stops and starts the engine of a tractor in order to keep the cabin between 69 degrees in the winter and 73 degrees in the summer while the driver is off-duty.  By not running the engine continuously while the driver is resting, this should further reduce our fuel costs.  We are also testing technology such as Auxiliary Power Units (“APUs”) and sleeper-comfort systems such as the BlueCool Truck System.  At March 31, 2008, about 200 of our company-operated truckload units had APUs installed. They are more expensive to buy, but use less fuel, than opti-idle technology. We will continue our evaluation process, related to maintenance expenses, durability and service networks across the country.  We will also review and test appropriate new products that emerge in the rapidly changing idle-management systems market.

Factors that might prevent us from fully recovering fuel cost increases include the competitive environment, presence of deadhead (empty) miles, tractor engine idling and fuel to power our trailer refrigeration units. Such fuel consumption often cannot be attributed to a particular load, and therefore, there is no revenue to which a fuel surcharge may be applied. Also, our fuel surcharges are computed by reference to federal government indices that are released weekly for the prior week. When prices are rising, the price we incur in a given week is more than the price the government reports for the preceding week. Accordingly, we are unable to recover the excess of the current week's actual price to the preceding week's indexed price.

Supplies and Expenses: Supplies and expenses decreased by $566 thousand (4.2%) during the three-month period ended March 31, 2008, as compared to the same period of 2007. The following table summarizes and compares the major components of supplies and expenses for each of the three-month periods ended March 31, 2008 and 2007 (in millions):

Amount of Supplies and Expenses Incurred for	2008	2007
Fleet repairs and maintenance	$3.9	$4.0
Freight handling	2.9	2.7
Driver travel expenses	0.8	0.7
Tires	1.2	1.4
Terminal and warehouse expenses	1.6	1.5
Driver recruiting	0.9	1.4
Other	1.6	1.7
	$12.9	$13.4

Driver recruiting expenses were down $500 thousand. The lack of availability of qualified truck drivers has been a challenge for our industry for many years, and trucking companies usually recruit drivers from other trucking companies. The trucking industry also competes with other trades, such as construction, agriculture and manufacturing, for skilled labor. Inexperienced employee-driver candidates must be properly trained before qualifying to be “solo” drivers, and when we recruit such candidates, we often provide training through an unaffiliated truck-driving school.

As qualified drivers have become harder to find, we have continued to advertise and solicit for drivers and independent contractors. Improved retention of drivers currently in service is required in order to mitigate the need to recruit drivers to replace those who leave.

During 2007, we made significant progress in the retention of our independent contractors through the development and implementation of a mileage-based compensation contract, because we can pay faster and more accurately than with the previous revenue-sharing contract.  However, we continue to experience attrition in our owner-operator fleets because owner-operators frequently do not have the financial wherewithal to endure soft markets and steeply rising fuel costs.  We will continue to explore and implement other strategies in an effort to retain as many of our key business partners as is feasible.

Claims and Insurance: Claims and insurance expense increased by $1.1 million (37.3%) for the three-month period ended March 31, 2008, as compared to the same period of 2007. The following table summarizes and compares the major components of claims and insurance expense for the three-month periods ended March 31, 2008 and 2007 (in millions):

Amount of Claims and Insurance Expense Incurred for	2008	2007
Liability	$2.7	$1.8
Cargo	0.7	0.6
Physical damage, property and other	0.8	0.6
	$4.2	$3.0

Claims and insurance expense can vary significantly from year to year and from quarter to quarter. When an incident occurs, we reserve for the incident's estimated outcome based on all information known at the time. We have accrued our estimated costs related to all open claims. There can be no assurance they will be settled without a material adverse effect on our financial position or our results of operations. As additional information becomes available, adjustments may be necessary.

Under our current policies for liability incidents, we retain all of the risk for losses up to $3 million for each occurrence. We are fully insured for losses between $3 million and $5 million per occurrence. Losses between $5 million and $10 million are shared 25% by us and 75% by the insurers.  We are fully insured for losses for each occurrence between $10 million and $50 million. Our existing policies for liability insurance will expire on June 1, 2008.  While we do not expect any difficulty in renewing our insurance coverages in June, it is possible that we will experience changes in our retention levels and premiums.

The changes in the amounts of liability and physical damage expense we incurred between the first quarters of 2008 and 2007 resulted from differences in the number and severity of incidents that occurred between the periods involved, and from changes to the costs we estimated for incidents incurred in prior periods.

During 2007, we improved our manner of accounting for cargo claims by establishing procedures to ensure that losses are timely identified and communicated to management. Based on that and historical trends, we are better able to estimate the outcomes of known losses and also estimate our losses for events that have been incurred but not reported.

Accrued claims and liabilities on our balance sheets include reserves for over-the-road accidents, work-related injuries, self-insured employee medical expenses and cargo losses. As of March 31, 2008, the aggregate amount of reserves for such claims was $18.3 million, compared to $21.7 million at December 31, 2007.  The primary reason for the decrease was due to the payment of a few large, older claims.  Employee-related insurance costs such as medical expenses and work-related injuries are included in salaries, wages and related expenses in our consolidated condensed statements of income, while expenses for cargo losses and auto liability are included in claims and insurance expense.

Gains on Disposition of Equipment:   Gains from the disposition of equipment were $260 thousand during the first three months of 2008, as compared to $522 thousand during the same period of 2007.  The periodic amount of such gains depends primarily upon conditions in the market for previously-owned equipment and on the quantity of retired equipment sold.

Operating Loss: For the three-month period ended March 31, 2008, we incurred an operating loss of $1.7 million, as compared to an operating loss of $668 thousand for the comparable period of 2007.

Interest and Other Income: The following table summarizes and compares our interest and other income for each of the three-month periods ended March 31, 2008 and 2007 (in thousands):

Amount of Interest and Other (Income) Expense from	2008	2007
Equity in earnings of limited partnership	$(173)	$(99)
Interest income	(14)	(140)
Interest expense	23	--
Life insurance and other	39	27
	$(125)	(212)

 Equity in earnings of limited partnerships for 2008 and 2007 was from our 19.9% equity interest in W&B.  We account for that investment by the equity method of accounting.

                Pre-Tax and Net Loss:   For the three-month period ended March 31, 2008, our pre-tax loss was $1.6 million, as compared to a pre-tax loss of $456 thousand for the comparable period of 2007.

 Our effective tax rate (income tax benefit divided by pre-tax loss) for the first quarter of 2008 was 48%, 13 percentage points higher than the 35% statutory federal rate, as a result of non-deductible expenses and state income taxes.

For the three months ended March 31, 2008, per diem living expenses incurred by our employee-drivers are expenses that are not tax deductible and comprised over half of our pre-tax loss. Such non-deductible expenses impact the effective tax rate. When non-deductible expenses are small relative to the amount of pre-tax loss, their impact on the effective rate is smaller than when such non-deductible expenses are large relative to the amount of pre-tax loss, as was the case through March 2008 and 2007.

US GAAP requires that for interim periods, we estimate our expected tax rate for the year and use that rate throughout all quarters.   The amount of our income tax benefit or expense and the effective tax rate may vary considerably based on the level of non-deductible expenses relative to our pre-tax loss or income.  As required by US GAAP, we will revise our estimate at the end of the second quarter, ending on June 30, 2008.

For the three-month period ended March 31, 2008, our net loss was $825 thousand, as compared to net loss of $233 thousand for the comparable period of 2007.

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

Due to recent record high fuel prices, the amount we spent on fuel during the first three months of 2008 was considerably more than before.  We are contractually obligated to pay fuel vendors quickly, usually between five and ten days of the purchase.  Because our customers do not pay us the related fuel surcharge revenue until a few weeks later, the amount of working capital we must provide to fund our accounts receivable has risen.

As of March 31, 2008, our working capital (current assets minus current liabilities) was $34.4 million, as compared to $32.3 million as of December 31, 2007.  Accounts receivable increased by $2.8 million (5.3%) when comparing the balance at March 31, 2008 to that at December 31, 2007.

Our primary needs for capital resources are to finance working capital, expenditures for property and equipment and, from time to time, acquisitions. Working capital investment typically increases during periods of sales expansion when higher levels of receivables occur.

We had $3.5 million in long-term debt as of March 31, 2008.  After commitments for various letters of credit primarily related to insurance policies, the available portion of the company's $50 million revolving credit facility was approximately $41 million. The credit agreement expires in 2010. As of March 31, 2008, we were in compliance with all of our restrictive covenants and we project that our compliance will remain intact through 2008. Due to the net losses experienced in 2007, we have amended our debt agreement in order to continue paying cash dividends.

We believe the funds available to us from our working capital, future operating cash flows and our credit and leasing facilities will be sufficient to finance our operations during the next twelve months.

        Cash Flows: During the three-month period ended March 31, 2008, cash used in operating activities was $1.7 million as compared to $11.4 million cash provided by operating activities during the same period of 2007.  Operating cash flows were negatively impacted during the first three months of 2008 as compared to the same period of 2007 by, among other things, our net loss, as well as changes in other current assets, accounts payable, income taxes payable and accrued payroll.

During 2007, the most significant of these was the receipt of a $5.8 million income tax refund for the overpayment of estimated taxes during the first three months of 2006. This compares to a $3.2 million income tax refund for 2007 which was not received until after the quarter ended in 2008.  In addition, we collected nearly $3.0 million in cash for equipment sold in 2006, compared to $700 thousand collected in the first three months of 2008 for equipment sold in 2007.

The total of depreciation and amortization expenses during the three-month periods ended March 31, 2008 and 2007 was $5.6 million and $6.3 million, respectively.

Cash flows from investing activities changed from $1.8 million in cash used during the first three months of 2007 to $709 thousand in cash provided by investing activities during the comparable period of 2008. Decreased expenditures for property and equipment net of proceeds from the sale of retired assets accounted for all of the change.

Cash flows from financing activities increased to $3.1 million in cash provided for the three months ended March 31, 2008 from $6.8 million in cash used in financing activities for the three months ended March 31, 2007. In the first three months of 2008, we did not purchase any shares of our common stock either on the open market or through option transactions. During the same three-month period of 2007, we purchased 229 thousand shares of our stock in similar transactions.  Other significant changes in cash flows involving financing activities included net borrowings of $3.5 million during the first three months of 2008 compared to net payments of $4.9 million during the same period of 2007.

Obligations and Commitments:  As of March 31, 2008, we had $3.5 million in outstanding debt and we had issued letters of credit for insurance purposes in the amount of $5.6 million. The table below sets forth information as to the amounts of our obligations and commitments as well as the year in which they will become due (in millions):

Payments Due by Year	Total	2008	(1)	2009-2010	2011-2012	After 2012
Long-term debt and letters of credit	$9.1	$--		$9.1	$--	$--
Purchase obligations	36.0	36.0		--	--	--
Operating leases for
Rentals	81.5	23.1		40.8	13.5	4.1
Residual guarantees	4.4	0.5		2.6	1.3	--
Accounts payable	24.4	24.4		--	--	--
Accrued payroll	3.8	3.8		--	--	--
	159.2	$87.8		$52.5	$14.8	$4.1
Deferred compensation
Phantom stock (2)	0.8
Rabbi trust (3)	1.0
Total	$161.0

(1)	Represents amounts due between April 1, 2008 and December 31, 2008.
(2)
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

(3)
Represents the obligations of a "grantor" (or "rabbi") trust established in connection with our 401(k) wrap plan to hold company assets to satisfy obligations under the wrap plan. The trust obligations include approximately 68,000 shares of our common stock that will be cashed out either upon the eligibility of the obligations to be transferred to our 401(k) Savings Plan or upon the retirement of individual wrap plan participants. Accordingly, we are unable to anticipate the year this amount will be paid in cash or the amount of cash ultimately payable.

As of March 31, 2008, we had contracts to purchase tractors and trailers totaling $36 million during 2008.  We expect to lease many of these assets when they are placed into service.

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

At March 31, 2008, the amount of our obligations to lessors for residual guarantees did not exceed the amount we expect to recover from the manufacturer.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  This statement, effective for interim or annual reporting periods beginning after November 15, 2007, establishes a framework for measuring fair value in US GAAP and expands disclosures about fair value measurements. We adopted the statement January 1, 2008, related to financial assets and liabilities, with no material impact on our consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115   (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value, which can be elected on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. We adopted SFAS 159 January 1, 2008, with no material impact on our consolidated financial statements.

No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on our consolidated financial statements.

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

OFF-BALANCE SHEET ARRANGEMENTS

We utilize non-cancelable operating leases to finance a portion of our revenue equipment acquisitions. As of March 31, 2008, we leased 1,095 tractors and 2,151 trailers under operating leases with varying termination dates ranging from 2008 to 2014. Vehicles held under operating leases are not carried on our balance sheet, and lease payments for such vehicles are reflected in our income statements in the line item “Revenue equipment rent”.  Our rental expense related to vehicle operating leases during the three months ended March 31, 2008 and 2007 was $7.9 million and $7.5 million, respectively.

 Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We held no market-risk-sensitive instruments for trading purposes as of March 31, 2008.  For purposes other than trading, we held the following market-risk-sensitive instruments as of March 31, 2008:

Description	Discussion
Rabbi Trust investment ($541 thousand) in 68,000 shares of our stock.
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

 Item 4.    Controls and Procedures

(a) Disclosure Controls and Procedures:  The Company’s management evaluated, with the participation of our principal executive officer and principal financial officer, or persons performing similar functions, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to FFEX, including our consolidated subsidiaries, and was accumulated and communicated to the Company’s management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b) Management's Report on Internal Control over Financial Reporting:  Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934.  Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control - Integrated Framework.

As a result of this assessment, management identified no material weaknesses, as defined by the Public Company Accounting Oversight Board's Auditing Standard No. 5, as of December 31, 2007.

(c) Changes in Internal Control over Financial Reporting:  In connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act, there was no change identified in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Remediation Efforts: None.

PART II.  OTHER INFORMATION

 Item 1.    Legal Proceedings

We are party to routine litigation incidental to our business, primarily involving claims for personal injury, property damage, work-related injuries of employees and cargo losses incurred in the ordinary and routine highway transportation of freight. We also primarily self-insure for employee health care claims.  As of March 31, 2008, the aggregate amount of reserves for such claims on our consolidated condensed balance sheet was $18.0 million. We maintain excess insurance programs and accrue for expected losses in amounts designed to cover liability resulting from such claims.

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

On June 15, 2007, the Court denied Plaintiffs’ motion for class certification, leaving only the Plaintiffs’ individual claims for adjudication.  The trial of those claims has been set for October 27, 2008.  Plaintiffs have indicated an interest in settling the remaining claims, but have not yet made a settlement proposal.  If the matter is not settled, FFE intends to vigorously contest Plaintiffs' claims.

On January 8, 2008, a shareholders’ derivative action was filed in the District Court of Dallas County, 192nd District, entitled James L. and Eleanor A. Gayner, Individually and as Trustees of The James L. & Eleanor 81 UAD 02/04/1981 Trust, Derivatively On Behalf of Frozen Food Express Industries, Inc. v. Stoney M. Stubbs, Jr., et al .  This action alleges that certain of our current and former officers and directors breached their respective fiduciary duties in connection with our equipment lease arrangements with certain related-parties, which were terminated in September 2006.  The shareholders seek, putatively on our behalf, an order that the lease arrangements were null and void from their origination, an unspecified amount of damages, the imposition of a constructive trust on any benefits received by the defendants as a result of their alleged wrongful conduct, and recovery of attorneys’ fees and costs.  A special litigation committee (“SLC”) consisting solely of independent directors has been created to investigate the claims in the derivative action.  As permitted by Texas law, we requested the derivative action be stayed while the SLC conducts its investigation, which request was opposed by the plaintiffs.  On March 25, 2008, the Court granted our request for the stay, through May 22, 2008.  The SLC investigation is ongoing.

 Item 1A.    Risk Factors

There have been no material changes to the factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-k for the year ended December 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On November 9, 2007, our Board of Directors renewed our authorization to purchase up to 1,357,900 shares of our common stock.  At December 31, 2007, there were a total of 1,111,500 remaining authorized shares that could be repurchased.  No shares were repurchased during the first quarter of 2008.  The authorization did not specify an expiration date.  Shares may be purchased from time to time on the open market or through private transactions at such times as management deems appropriate.  Purchases may be discontinued by our Board of Directors at any time.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

10.1	FFE Transportation Services, Inc Restated Wrap Plan, Effective January 1, 2008 (filed herewith).

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)(17 CFR 240.13a-14(a)). (filed herewith)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)(17 CFR 240.13a-14(a)). (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FROZEN FOOD EXPRESS INDUSTRIES, INC.
(Registrant)

Dated: April 30, 2008	By	/s/ Stoney M. Stubbs, Jr.
Stoney M. Stubbs, Jr. Chairman of the Board of Directors and President (Principal Executive Officer)

FROZEN FOOD EXPRESS INDUSTRIES, INC.
(Registrant)
Dated: April 30, 2008	By	/s/ Thomas G. Yetter
Thomas G. Yetter Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1	FFE Transportation Services, Inc Restated Wrap Plan, Effective January 1, 2008 (filed herewith).

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)(17 CFR 240.13a-14(a)). (filed herewith)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)(17 CFR 240.13a-14(a)). (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)