Form 10-Q
period 2008-06-30
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2008-08-01
CIK 39273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[MARK ONE]
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Not Applicable
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
Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes      ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.
Class	Number of Shares Outstanding
Common stock, $1.50 par value	16,726,906 at June 30, 2008

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited and in thousands)

Assets	June 30, 2008	December 31, 2007
Current assets
Cash and cash equivalents	$3,756	$2,473
Accounts receivable, net	60,315	52,682
Tires on equipment in use, net	5,000	5,120
Deferred income taxes	2,978	2,978
Other current assets	11,747	14,607
Total current assets	83,796	77,860

Property and equipment, net	82,943	90,309
Other assets	5,055	5,500
Total assets	$171,794	$173,669

Liabilities and shareholders' equity
Current liabilities
Accounts payable	$26,590	$25,301
Accrued claims	10,887	12,342
Accrued payroll and deferred compensation	6,397	5,998
Accrued liabilities	1,726	1,964
Total current liabilities	45,600	45,605

Long-term debt	4,300	--
Deferred income taxes	11,451	11,488
Accrued claims	4,206	9,317
Total liabilities	65,557	66,410

Shareholders' equity
Par value of common stock (18,572 shares issued)	27,858	27,858
Paid in capital	5,632	5,682
Retained earnings	86,959	88,515
	120,449	122,055
Treasury stock (1,845 and 1,921 shares, respectively), at cost	(14,212)	(14,796)
Total shareholders' equity	106,237	107,259
Total liabilities and shareholders' equity	$171,794	$173,669

See accompanying notes to consolidated condensed financial statements.

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Income
For the Three and Six Months Ended June 30,
(Unaudited and in thousands, except per-share amounts)

	Three Months		Six Months
	2008	2007	2008	2007
Revenue	$129,025	$113,050	$245,755	$219,558
Operating expenses
Salaries, wages and related expenses	32,072	33,153	62,831	65,208
Purchased transportation	32,964	27,995	63,624	52,403
Fuel	32,271	20,795	56,564	39,751
Supplies and expenses	12,967	13,599	25,817	27,015
Revenue equipment rent	8,809	7,727	16,729	15,245
Depreciation	4,713	4,943	9,499	10,105
Communications and utilities	1,141	1,024	2,226	2,044
Claims and insurance	2,108	6,057	6,268	9,087
Operating taxes and licenses	1,199	1,193	2,268	2,362
Gains on sale of operating assets	(345)	(1,010)	(605)	(1,532)
Miscellaneous expenses	1,110	765	2,234	1,729
Total operating expenses	129,009	116,241	247,455	223,417
Income (loss) from operations	16	(3,191)	(1,700)	(3,859)
Non-operating (income) expense
Equity in earnings of limited partnership	(138)	(108)	(311)	(207)
Interest income	(40)	(241)	(54)	(381)
Interest expense	12	--	35	--
Sale of non-operating assets and other	(346)	332	(307)	359
Total non-operating income	(512)	(17)	(637)	(229)
Pre-tax income (loss)	528	(3,174)	(1,063)	(3,630)
Income tax expense (benefit)	254	(2,513)	(512)	(2,736)
Net income (loss)	$274	$(661)	$(551)	$(894)

Net income (loss) per share of common stock
Basic	$0.02	$(0.04)	$(0.03)	$(0.05)
Diluted	$0.02	$(0.04)	$(0.03)	$(0.05)
Weighted average shares outstanding
Basic	16,708	17,296	16,680	17,357
Diluted	17,034	17,296	16,680	17,357

See accompanying notes to consolidated condensed financial statements.

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
For the Six Months Ended June 30,
(Unaudited and in thousands)

	2008	2007
Net cash provided by operating activities	$1,369	$12,003

Cash flows from investing activities
Expenditures for property and equipment	(10,325)	(8,240)
Proceeds from sale of property and equipment	7,008	9,111
Other	(274)	(14)
Net cash (used in) provided by investing activities	(3,591)	857

Cash flows from financing activities
Proceeds from borrowings	41,100	200
Payments against borrowings	(36,800)	(5,100)
Dividends paid	(1,005)	(1,048)
Income tax benefit of stock options and restricted stock	37	403
Proceeds from capital stock transactions	173	1,348
Purchases of treasury stock	--	(3,262)
Net cash provided by (used in) financing activities	3,505	(7,459)

Net increase in cash and cash equivalents	1,283	5,401
Cash and cash equivalents at January 1	2,473	9,589
Cash and cash equivalents at June 30	$3,756	$14,990

See accompanying notes to consolidated condensed financial statements.

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Notes to Consolidated Condensed Financial Statements
  (Unaudited)

1.       Basis of Presentation

The accompanying consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and include Frozen Food Express Industries, Inc., a Texas corporation, and our subsidiary companies, all of which are wholly-owned.  In the opinion of management, all adjustments (which consisted only of normal recurring entries) necessary to present fairly our financial position, cash flows and results of operations have been made. All intercompany balances and transactions have been eliminated in consolidation.

Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted from these statements because no significant changes have occurred since the end of the most recent fiscal year. We believe the disclosures contained herein, when read in conjunction with the audited financial statements and notes included in our Annual Report on Form 10-K, filed with the SEC on March 14, 2008, are adequate to make the information presented not misleading. It is suggested, therefore, that these statements be read in conjunction with the statements and notes included in the Annual Report on Form 10-K.

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

We are the sole obligor with respect to the performance of our freight services, and we assume all of the related credit risk. Accordingly, our revenue and related direct expenses are recognized on a gross basis. Payments we make to others for the use of their trucks in transporting freight are typically calculated based on the gross revenue generated or the miles traveled by their trucks. Such payments to others are recorded as purchased transportation expense.

Revenue from equipment rental is recognized ratably over the term of the associated rental agreements.

3.     Other Current Assets

                 A summary of other current assets as of June 30, 2008 and December 31, 2007 is as follows (in millions):
	June 30, 2008	December 31, 2007
Due from equipment sales	$2.8	$0.7
Income taxes receivable	1.3	4.1
Other prepaid taxes	0.8	1.2
Prepaid insurance	2.0	1.6
Prepaid rent	2.0	1.8
Retired equipment held for sale	--	1.5
Prepaid licenses and permits	--	1.6
Inventories and other	2.8	2.1
	$11.7	$14.6

4.       Long-Term Debt

As of June 30, 2008, we had a secured line of credit pursuant to a revolving credit agreement with two commercial banks. The amount we may borrow may not exceed the lesser of $50 million, as adjusted for letters of credit and other debt (as defined in the agreement), a borrowing base or a multiple of a measure of cash flow as described in the agreement.  As of June 30, 2008, we were in compliance with the terms of the agreement, which expires in 2010.  Loans and letters of credit will become due upon the expiration of the agreement.

We may elect to borrow at a daily interest rate based on the prime rate, or for specified periods of time at fixed interest rates, which are based on the London Interbank Offered Rate in effect at the time of a fixed rate borrowing.  Interest is paid monthly. At June 30, 2008, $4.3 million was borrowed against this facility and $5.6 million was being used for letters of credit. Accordingly, at June 30, 2008, approximately $40 million was available to us under the agreement, subject to limitations specified in the agreement.

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

Total interest expense from the credit line during the six-month period ended June 30, 2008 was $35 thousand.  There was no such interest expense during the first six months of 2007.  At June 30, 2008, the weighted average interest accruing on debt then outstanding was 4.25%.

5.       Income Taxes

Our income is taxed by the United States and various state jurisdictions. Although our federal tax return for 2004 has been audited by the IRS, our returns for 2004 and after are subject to examination by the IRS.

US GAAP requires that, for interim periods, we project full-year income and permanent differences between book income and taxable income in order to calculate an effective tax rate for the entire year.  That projected effective tax rate is used to calculate our income tax provision or benefit for the interim periods’ year-to-date financial results.

For the six months ended June 30, 2008, our effective tax rate (income tax benefit divided by pre-tax loss) was 48% compared to 75% for the same period a year ago.   The difference between our effective tax rate and the federal statutory rate of 35% is primarily attributable to state income taxes and non-deductible employee-driver expenses.

We will update our effective tax rate at September 30, 2008.  If at that time our projections for 2008 vary significantly from our current expectations, our effective tax rate for the nine months ended September 30 will differ from the 48% that we currently project.

We had no accrual for interest and penalties on our consolidated condensed balance sheets at June 30, 2008 or December 31, 2007, and we have recognized no expense for income-tax related interest and/or penalties in our consolidated condensed statements of income for the six months ended June 30, 2008 or 2007.  If incurred, such items would be recorded as income tax expense.

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

7.    Non-Cash Financing and Investing Activities

As of December 31, 2007, 96 thousand shares of restricted stock remained unvested.  While no restricted stock was issued during the first quarter of 2008, 17 thousand shares were issued during the second quarter of 2008.  During the first six months of 2007, 42 thousand shares of restricted stock were issued.  During the first six months of 2008, 24 thousand shares with a fair market value of $223 thousand vested, as compared to 14 thousand shares with a fair market value of $135 thousand which vested during the same period of 2007.  The compensation expense associated with the vesting of restricted stock is accounted for as deferred compensation expense ratably over the three-year vesting period of each grant.  Such non-cash expense associated with restricted stock grants was approximately $224 thousand during each of the six month periods ended June 30, 2008 and 2007.

As of June 30, 2008 and 2007, accounts payable included $97 thousand and $328 thousand, respectively, related to capital expenditures we made during those periods.

We own a 19.9% share of W&B Service Company, L.P. (“W&B”). We account for our investment by the equity method. The total amount of that investment, which is included in other assets on our balance sheet, was $2.1 million and $2.4 million at June 30, 2008 and December 31, 2007, respectively. During the six months ended June 30, 2008 and 2007, our equity in the earnings of W&B was $311 thousand and $207 thousand, respectively.

8.       Net Income or Loss per Share of Common Stock

Basic net income or loss per share of common stock was computed by dividing our net income or loss by the weighted average number of shares of common stock outstanding during the period. The tables below set forth information regarding weighted average basic and diluted shares for each of the three- and six-month periods ended June 30, 2008 and 2007 (in thousands):

	Three Months		Six Months
Weighted average number of:	2008	2007	2008	2007
Basic shares	16,708	17,296	16,680	17,357
Common stock equivalents	326	--	--	--
Diluted shares	17,034	17,296	16,680	17,357

Anti-dilutive shares excluded due to:	2008	2007	2008	2007
Exercise price of stock options	581	565	576	662
Net loss	--	447	312	438
Total excluded common stock equivalents	581	1,012	888	1,100

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

9.       New Accounting Pronouncements

 In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  This statement, effective for interim or annual reporting periods beginning after November 15, 2007, establishes a framework for measuring fair value in US GAAP and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-2, Effective Date of FASB Statement No. 157, to provide a one-year deferral of the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually).  For nonfinancial assets and nonfinancial liabilities subject to the deferral, the effective date of SFAS 157 is postponed to fiscal years beginning after November 15, 2008 and to interim periods within those fiscal years.  Except for nonfinancial assets and nonfinancial liabilities subject to the deferral, we adopted SFAS 157 on January 1, 2008, with no impact on our consolidated financial statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces FASB Statement No. 141, Business Combinations (as amended).  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  The statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008.  The adoption of SFAS 141R could have a significant impact on our financial condition, results of operations and cash flows if we should enter into a business combination after that date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 Consolidated Financial Statements (as amended) (“SFAS 160”).  SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008.  We continue to evaluate the impact of this new pronouncement, but currently believe there will be no material impact on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"), which amends and expands the disclosure requirements of Statement of Financial Accounting Standards No.  133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact of adopting SFAS 161 on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share (“EPS”) pursuant to the two-class method, as described in FASB Statement 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company intends to adopt FSP EITF 03-6-1 effective January 1, 2009 and apply its provisions retrospectively to all prior-period EPS data presented in its financial statements.  The Company has periodically issued share-based payment awards that contain nonforfeitable rights to dividends and is in the process of evaluating the impact that the adoption of FSP EITF 03-6-1 will have on its consolidated financial statements.

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

During the six-month periods ended June 30, 2008 and 2007, we purchased trailers and refrigeration units from W&B totaling $61 thousand and $111 thousand, respectively. During the six-month periods ended June 30, 2008 and 2007, we paid W&B $897 thousand and $776 thousand, respectively, for maintenance and repair services, accessories, and parts.  As of June 30, 2008 and 2007, our accounts payable included amounts owed to W&B of $345 thousand and $293 thousand, respectively.

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

 During 2006, the capacity of the trucking industry to haul freight expanded at the same time that customer demand for such services decreased. One result of the imbalance in supply and demand was industry-wide downward pressure on the rates companies were able to charge for their transportation services. Most participants and observers of the trucking industry had revised their forecasts of the equalization of supply and demand from 2007 to year-end 2008.  Instead, the recent, rapidly escalating costs of fuel have forced many truckers out of the market, and the equalization process has already begun.  Despite a fraying economy, this has provided us the opportunity to pursue pricing improvements and some recouping of our costs to refrigerate the cargo of our customers.

Our internet address is www.ffex.net. All of our filings with the SEC are available free of charge through our website as soon as reasonably practicable after we file them.

RESULTS OF OPERATIONS
Three and Six Months Ended June 30, 2008 and 2007

Revenue: Our revenue is derived from five types of transactions:
-	Truckload
-	Less-than-Truckload (“LTL”)
-	Dedicated Fleet
-	Brokerage and Logistics
-	Equipment Rental

Truckload and LTL linehaul revenue are order-based and earned by transporting cargo for our customers using tractors and trailers that we control by ownership, long-term leases or by agreements with independent contractors (sometimes referred to as “owner-operators”).  Linehaul revenue also includes freight we transport on railroad flatcars, also called "intermodal" freight.  We operate fleets that focus on refrigerated or “temperature-controlled” LTL, on truckload temperature-controlled shipments and on truckload non-refrigerated, or “dry”, shipments. Over 90% of our LTL linehaul shipments must be temperature-controlled to prevent damage to the cargo. Of the LTL shipments transported by our temperature-controlled fleets, about 10% are typically dry commodities.

Our dedicated fleet services consist of tractors and trailers that haul freight only for specific customers. Dedicated fleet revenue is asset-based. Customers typically pay us weekly for this type of service.

Our brokerage, or logistics, service helps us to balance the level of demand in our core trucking business. We assign shipments for which we have no readily-available transportation assets to other unaffiliated motor carriers through our brokerage service. We establish the price to be paid by the customer and we invoice the customer. We also assume the credit risk associated with the revenue.  Our brokerage service also pays the other motor carrier and earns a margin on the difference.

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

The following table summarizes and compares the significant components of revenue for each of the three- and six-month periods ended June 30, 2008 and 2007:
	Three Months		Six Months
	2008	2007	2008	2007
Revenue from: (a)
Temperature-controlled fleet	$36.6	$34.3	$71.2	$68.7
Dry-freight fleet	18.0	19.5	36.2	37.8
Total truckload linehaul services	54.6	53.8	107.4	106.5
Dedicated fleets	5.7	4.0	11.7	8.4
Total truckload revenue	60.3	57.8	119.1	114.9
LTL linehaul services	30.1	31.9	60.0	62.3
Total linehaul and dedicated revenue	90.4	89.7	179.1	177.2
Fuel surcharges	33.3	18.1	56.3	32.8
Brokerage	3.9	4.0	7.5	7.1
Equipment rental	1.4	1.2	2.9	2.4
Total revenue	129.0	113.0	245.8	219.5
Operating expenses (a)	129.0	116.2	247.5	223.4
Income (loss) from operations (a)	$--	$(3.2)	$(1.7)	$(3.9)
Operating ratio (b)	100.0%	102.8%	100.7%	101.8%
Weekly average trucks in service	2,028	2,124	2,037	2,143
Revenue per truck per week (c)	$3,429	$3,249	$3,382	$3,198

Computational notes:
(a)
Revenue and expense amounts are stated in million of dollars.  The amounts presented in the table may not agree to the amounts shown in the accompanying consolidated condensed statements of income due to rounding.

(b)	Operating expenses divided by total revenue.
(c)	Average weekly linehaul and dedicated revenue divided by weekly average trucks in service.

The following table summarizes and compares selected statistical data relating to our freight operations for each of the three- and six-month periods ended June 30, 2008 and 2007:
	Three Months		Six Months
Truckload	2008	2007	2008	2007
Total linehaul miles (a)	42.3	41.5	82.4	82.0
Loaded miles (a)	38.6	37.5	75.1	73.9
Empty mile ratio (b)	8.7%	9.6%	8.9%	9.9%
Linehaul revenue per total mile (c)	$1.29	$1.30	$1.30	$1.30
Linehaul revenue per loaded mile (d)	$1.41	$1.43	$1.43	$1.44
Linehaul shipments (e)	39.9	40.1	76.0	79.4
Loaded miles per shipment (f)	967	935	988	931
LTL
Hundredweight (e)	2,134	2,160	4,208	4,213
Shipments (e)	66.8	69.7	133.5	135.3
Linehaul revenue per hundredweight (g)	$14.10	$14.77	$14.26	$14.79
Linehaul revenue per shipment (h)	$451	$458	$449	$460
Average weight per shipment (i)	3,195	3,099	3,152	3,114

Computational notes:
(a)	In millions.
(b)	Total linehaul miles minus loaded miles, divided by total linehaul miles.
(c)	Revenue from linehaul services divided by total linehaul miles.
(d)	Revenue from linehaul services divided by loaded miles.
(e)	In thousands.
(f)	Total loaded miles divided by number of linehaul shipments.
(g)	LTL revenue divided by LTL hundredweight.
(h)	LTL revenue divided by number of LTL shipments.
(i)	LTL hundredweight times one hundred, divided by number of LTL shipments.

For the three- and six-month periods ended June 30, 2008, total revenue was $129.0 million and $245.8 million, respectively, as compared to $113.0 million and $219.5 million during the comparable periods of 2007.  Of the $16.0 million (14.1%) increase for the quarter and the $26.2 million (11.9%) increase for the six months, increased fuel surcharges accounted for $15.2 million (95%) and $23.5 million (90%), respectively.

Much of our focus for profit improvement revolves around yield improvement through a variety of initiatives.  Our general rate increase (“GRI”) was implemented on a broad base during the first week of June, so the impact was present for only a portion of the quarterly and year-to-date periods ended June 30, 2008.  Negotiations and final rate adjustments are continuing successfully with some of our accounts with larger impacts such as national customers, contract customers, etc.  During the third quarter, LTL yield has improved significantly and we believe there is additional yield improvement to be realized.  In addition to the GRI, we have an ongoing initiative to reduce the amount of spot pricing (our so-called instant rates) and are converting this customer base to a more stable tariff-based pricing.  We have installed freight costing software that helps us analyze our freight by lane, customer, terminal, commodity, size, tariff, and so forth.  This costing model is beginning to be implemented, and we are now gaining visibility to the validity of our existing pricing and are gaining much more insight into the profitability of new freight before we price it.  The combination of these initiatives will provide yield improvement that we believe will be sustainable.

While fuel surcharges provide relief to carriers for loaded miles traveled, the recent spike in fuel costs have highlighted the additional fuel costs incurred by refrigerated carriers – the cost of refrigerating the customer’s cargo.  In June, we also implemented a Temperature Control Charge (“TCC”).  This charge applies to our refrigerated truckload business and is aimed at offsetting rising fuel costs to keep commodities temperature-controlled, in trailers and in warehouses.  Thus far, our customers have embraced our need for this cost recovery.  We have implemented this charge on roughly one-third of our truckload revenue and are negotiating with the remaining customers with the aim of implementing a TCC on all truckload refrigerated revenue by the first of August.

While the cost of fuel has risen so dramatically that it made our ability to sell the need for a TCC easier, intense scrutiny has been placed on every other type of cost as customers struggle with their budgets for transportation expenses.  In the process, we are keeping a careful eye on the fuel surcharge levels for each of our major customers to ensure that we are adequately compensated against the rising fuel tide.

Service and capacity are the basic drivers of what our customers want.  Our extensive service improvement programs have put us in a great position to allow our customers to be able to rely on our service performance.  Our customers are negotiating with us to gain commitment of our capacity and to ensure that they are not left short in the peak season.  This is proof of the pendulum swinging back to a more balanced supply and demand curve.  We are working with our customers to achieve mutually beneficial terms, with indications of rate stability and improved pricing.

When comparing the three- and six-month periods ended June 30, 2008 to the same periods of 2007, truckload revenue increased by $0.8 million (1.5%) and by $0.9 million (0.8%), respectively.  Truckload linehaul revenue per loaded mile dropped slightly from $1.43 to $1.41 when comparing the quarters and from $1.44 to $1.43 when comparing the six months.  For the quarter, the average truckload length of haul increased to 967 miles (3.4%) and our empty mile ratio improved from 9.6% to 8.7%. Year-to-date, the truckload length of haul increased to 988 miles (6.1%) and the empty mile ratio improved from 9.9% to 8.9%.  The number of truckload linehaul shipments we transported during the first half of 2008 declined 4.3% to 76,000, compared to 79,400 during the year-ago six months.  For the quarter, the number of truckload linehaul shipments declined 0.5% to 39,900, compared to 40,100 for the same year-ago quarter.

Truckload linehaul revenue includes our intermodal operations. We have more than quadrupled the number of intermodal loads, from 1,801 to 8,378, comparing the first half of 2008 to the same period of 2007, and nearly quadrupled the number of loads when comparing the 2nd quarters. Intermodal service entails transporting loaded trailers over long distances on railroad flat cars, generally at a lower cost than using a tractor to transport the trailer.  Using a tractor, however, usually takes fewer days to transport a load.  With intermodal service, we offer our customers a lower-cost alternative while moving the freight for a large portion of the journey without the need to provide a driver, a tractor or fuel for the tractor.  Operations do require the deployment of such resources to transport the trailer between the rail yard and the load’s origin and destination.  We continue to be successful in negotiating directly with the railroads, avoiding the cost of fees associated with third-party brokers.  This has improved our cost structure by 10% per load when comparing the first half of 2008 to the same period of 2007.

Since refrigerated truckload capacity has stiffened and the demand versus capacity equation is more balanced, our reliance on brokers has diminished and our ability to grow the overall percentage of trucks operating within our preferred network is providing better revenue opportunities for our truckload fleets.  We are not committing fourth quarter capacity to our truckload customers without a very careful pricing review to ensure our rates are commensurate with market demand.  The demand vs. capacity curve is not nearly so robust on the dry van side of the truckload market, and we continue to have to work harder to solidify rates and price increases in this area of our service offerings.

LTL linehaul revenue decreased by $1.8 million (5.6%) and $2.3 million (3.7%) during the three- and six-month periods ended June 30, 2008, respectively, as compared to the same periods of 2007.  For the quarter, the number of LTL shipments we transported decreased by 4.2%, the average weight of such shipments increased by 3.1% and the average linehaul revenue per LTL shipment declined by 1.5%.  For the year, the number of LTL shipments we transported decreased by 1.3%, the average weight of such shipments increased by 1.2% and the average linehaul revenue per LTL shipment declined by 2.4%.  Softness in the LTL market contributed to a drop in our revenue per hundredweight from $14.79 in the first half of 2007 to $14.26 (3.6%) in the first half of 2008 and from $14.77 in the second quarter of 2007 to $14.10 (4.5%) in the same period of 2008.  Concurrent with anticipated growth in customer demand as we move through the year, we plan to increase our LTL rates.

LTL demand is not quite as strong as truckload, but it is showing signs of stabilizing as well.  We are cautiously optimistic that the rates for this slice of our service offerings will stabilize for the remainder of 2008, despite the soft first half of the year.

Dedicated fleet revenue, also included in our truckload linehaul revenue, improved by $1.7 million (42.5%) and $3.3 million (39.3%) for the three- and six-month periods ended June 30, 2008, respectively, as compared to the same periods of 2007.  In an effort to expand our dedicated fleet revenue, we have directed our resources to specific goals that may generate more acceptable levels of profitability.  While excess capacity in the trucking industry has restricted rates and yield in the marketplace, new dedicated fleet customers were added in 2007 and early 2008, and existing customers expanded traffic lanes for which they required dedicated services.  We plan for continued growth in this service offering.

Revenue from our logistics service decreased by $100 thousand (2.5%) and increased by $400 thousand (5.6%) between the three- and six-month periods ended June 30, 2008 and 2007, respectively. Logistics service enables us to accept additional loads for which we have no asset-based capacity by engaging unaffiliated trucking companies to haul the freight. We bill the customer and pay the trucking company.  During the latter half of 2006, we began to refocus on our logistics service as a potential source of growth, but logistics efforts continue to be difficult.  In softened demand markets, shippers have multiple options in gaining capacity and don’t rely as heavily on logistics companies and brokers to find capacity for them.  However, as demand strengthens in refrigerated markets, we believe that opportunities for logistics will improve. Nonetheless, narrow margins are inherent to this type of business and start-up costs are associated with its expansion. We have decided to continue our previously described delay in additional expansion and continue to focus on building density in the existing service centers.  We will reassess by year-end and may resume expansion strategies at that time, particularly if signs of a rebounding economy continue.

Revenue from fuel surcharges is reported as revenue under US GAAP but is essentially a means to recover some of the costs of fuel which are above certain base levels established years ago.  Fuel surcharge revenue is volatile because fuel costs are volatile.  Our revenue from fuel surcharges increased by $15.2 million (84%) and $23.5 million (72%) for the three- and six-month periods ended June 30, 2008, respectively, as compared to the same periods of 2007.  This is not considered to be a service offering but is an area where we strive to maximize our ability to recover our costs of fuel.

 Operating Expenses: The following table summarizes and compares, as a percentage of revenue, certain major operating expenses for each of the three- and six-month periods ended June 30, 2008 and 2007:

	Three Months		Six Months
Amount of Operating Expenses Incurred for	2008	2007	2008	2007
Salaries, wages and related expenses	24.9%	29.3%	25.6%	29.7%
Purchased transportation	25.5	24.8	25.9	23.9
Fuel	25.0	18.4	23.0	18.1
Supplies and expenses	10.0	12.0	10.5	12.3
Revenue equipment rent and depreciation	10.5	11.2	10.7	11.5
Claims and insurance	1.6	5.4	2.6	4.1
Other	2.5	1.7	2.4	2.2
Total operating expenses	100.0%	102.8%	100.7%	101.8%

     Salaries, Wages and Related Expenses: Salaries, wages and related expenses decreased by $1.1 million (3.3%) and by $2.4 million (3.6%) during the three- and six-month periods ended June 30, 2008, respectively, as compared to the same periods of 2007. The following table summarizes and compares the major components of these expenses for each of the three- and six-month periods (in millions):

	Three Months		Six Months
Amount of Salaries, Wages and Related Expenses Incurred for	2008	2007	2008	2007
Driver salaries and per-diem expenses	$18.8	$18.0	$35.9	$36.7
Non-driver salaries
Motor-carrier operations	8.5	9.7	17.7	18.9
Logistics and brokerage	0.6	0.2	1.2	0.4
Severance Pay	0.1	0.8	0.2	0.9
Payroll taxes	1.8	2.0	4.2	4.4
Work-related injuries	1.0	1.4	1.7	1.8
Health insurance and other	1.2	1.0	1.9	2.1
	$32.0	$33.1	$62.8	$65.2

        Driver salaries and per diem expenses rose by $0.8 million (4.4%) and fell by $0.8 million (2.2%) when comparing the three- and six- month periods ended June 30, 2008, respectively, to the same periods of 2007.  Employee-drivers are typically paid on a per-mile basis, except in our dedicated fleets where drivers are typically paid by the day.

        Employee-driver turnover has deteriorated when comparing turnover rates of 98% to 90% for the rolling twelve-month periods ended June 30, 2008 and 2007, respectively.  In the trucking industry, driver turnover has often exceeded 125% over the years, as the industry has competed with construction and other trades for labor. Since 2006, we have taken certain steps to address this problem, such as the centralization of our truckload operations and improvements in communications between drivers and their fleet managers, with generally favorable results.

        During 2007, our employee-driver turnover rate was approximately 90%, resulting from a number of factors.  We know that if we can retain a driver through the fairly difficult first six- to twelve-month period, we usually have the opportunity to retain him for the long-term.  For example, the average tenure for all of our drivers at the end of 2007 was 3.4 years, but for trainees, the average tenure was 2.5 months.  Among drivers who have been with us for at least one year, the average tenure was 5.6 years.

        When comparing the three- and six- month periods ended June 30, 2008 and 2007, non-driver salaries decreased by $1.5 million (14.0%) and by $1.1 million (5.4%), respectively.  Decreases in non-driver salaries in our motor-carrier operations were partially offset by increases from the expansion of our brokerage operation.  The total non-driver salaries and related expenses in our motor-carrier operations include non-cash deferred compensation expenses associated with restricted stock awards and other stock-based compensation of $200 thousand and $600 thousand during the first six months of 2008 and 2007, respectively.  Excluding the cost of deferred compensation, non-driver salaries in our motor-carrier operations decreased by $800 thousand, a result of the voluntary separation cost-saving initiative in 2007.  We will continue to explore strategies to eliminate, consolidate and automate remaining back-office processes in order to further reduce our non-driver staff.

        Costs associated with work-related injuries decreased by $400 thousand (28.6%) and by $100 thousand (5.6%) when comparing the three- and six-month periods ended June 30, 2008, respectively, to the same periods of 2007.  Such expenses principally relate to injuries sustained by employees during the course of their employment. Large fluctuations can be caused by the occurrence of just one serious injury in a quarter compared to a quarter with lesser experience in the frequency or the severity of such injuries or the settlement of claims for an amount other than previously estimated.

        We are self-insured for health care with insurance stop-loss coverage for catastrophic situations, and we share the cost of health care coverage with our employees.  For the past several years, the medical and health insurance markets have experienced double-digit percentage increases. In response to the market, we have repeatedly increased both the amounts employees pay to participate and the share of medical costs that participating employees must pay.  Aggressive program management and increased employee cost-sharing helped keep our costs relatively flat increasing by $200 thousand (20%) and decreasing by $200 thousand (9.5%) for the three- and six-month periods ended June 30, 2008, respectively, as compared to the same periods a year ago.

        We also address rising medical costs through programs targeting particular issues.  For example, during 2007, we implemented an employee wellness program that we expect will have a positive impact on our health insurance costs in the future.  We have offered weekly nutrition classes, and many employees have participated in weight loss contests.  During 2008, we are considering additional incentives to employees to improve their overall health, with potential emphasis on one, or a combination, of nutrition, weight loss, smoking cessation and an active lifestyle.  We anticipate the rewards to employees participating in such wellness incentive programs will include improved health for the employees and lower claims experience and costs for both the company and the participants.

Purchased Transportation:  Purchased transportation expense increased by $5.0 million (17.7%) and by $11.2 million (21.4%) during the three- and six-month periods ended June 30, 2008, respectively, as compared to the same periods of 2007. The following table summarizes and compares the major components of our purchased transportation expense for each of those periods by type of service (in millions):

	Three Months		Six Months
Amount of Purchased Transportation Expense Incurred for	2008	2007	2008	2007
Truckload linehaul service	$7.6	$10.3	$16.1	$19.7
LTL linehaul service	8.1	8.5	16.3	16.6
Intermodal	5.3	1.3	9.9	2.4
Total linehaul service	21.0	20.1	42.3	38.7
Fuel surcharges	8.6	4.5	15.0	7.9
Brokerage and other	3.3	3.4	6.3	5.8
	$32.9	$28.0	$63.6	$52.4

Recent high operating expenses in the trucking industry, particularly for maintenance and fuel, have contributed to a long-term trend of declining numbers of independent contractors providing equipment to the industry. Our ability to mitigate this industry-wide trend by expanding our company-operated fleets has been constrained by a lack of drivers qualified to operate the equipment.

Industry capacity continues to move.  As times get tough, as they have this year, carriers without strong balance sheets, good cash flow and financial backing have exited the market.  This has made attracting drivers easier, but it has made retaining them harder.  When miles are somewhat soft, the grass always looks greener.  Owner-operators have left in disproportionate numbers and have either left the industry or have returned to a company truck, sacrificing their independence for a steady paycheck.  If and when we get the first market uptick and demand strengthens, the driver shortage will manifest itself again.

We have made a concerted effort to improve our contractor relations and retention, including a proactive focus on the speed and accuracy of their payments, as well as improved communications with them.  We upgraded the quality of the equipment and the warranties available to those who lease their equipment through us.

        Purchased transportation for linehaul service primarily represents payments to owner-operators for our use of their vehicles to transport shipments and payments to railroads for the transportation of our intermodal loads.

Outlays to owner-operators in our truckload and LTL operations declined by $3.1 million (16.5%) and by $3.9 million (10.7%) during the three- and six-month periods ended June 30, 2008, respectively, as compared to the same periods of 2007.  Both were in line with the reduction in the size of our owner-operator fleet between the periods.

 Intermodal purchased transportation expense increased from $2.4 million to $9.9 million when comparing the year-to-date results of 2008 to the same period of 2007, with the number of loads transported more than quadrupled. During the second quarter of 2008, such expenses were $5.3 million, an increase of 308% over the same quarter of 2007.  Management hired to execute our intermodal revenue growth initiative has been successful in negotiating directly with railroads and avoiding the cost of fees associated with third-party brokers, thus improving our cost structure by 10% per load when comparing year-to-date 2008 to the same period of 2007.

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

Purchased transportation expenses associated with our logistics and other services decreased by $100 thousand (2.9%) and increased by $500 thousand (8.6%) for the three- and six-month periods ended June 30, 2008, respectively, as compared to the same periods of 2007. Such purchased transportation expense is highly correlated to freight brokerage and logistics revenue, which decreased by 2.5% and increased by 5.6% when making the same comparisons.

Fuel: Fuel expense increased by $11.5 million (55.2%) and by $16.8 million (42.3%) during the three- and six-month periods ended June 30, 2008, respectively, as compared to the same periods of 2007, and increased as a percentage of revenue from 23.2% to 35.7% for the second quarter and from 22.5% to 31.6% for the year-to-date performance in 2007 and 2008, respectively. The following table summarizes and compares the relationship between fuel expense and total linehaul and dedicated fleet revenue during each of the three- and six-month periods ended June 30, 2008 and 2007 (in millions):

	Three Months		Six Months
	2008	2007	2008	2007
Total linehaul and dedicated fleet revenue	$90.4	$89.7	$179.1	$177.2
Fuel expense	$32.3	$20.8	$56.6	$39.8
Fuel expense as a percent of total linehaul and dedicated fleet revenue	35.7%	23.2%	31.6%	22.5%

Our fuel expenses are impacted by the mix of freight handled by company equipment or by owner-operators.  As more of our freight volume is moved by company equipment, the related cost of fuel moves from purchased transportation expense to fuel expense.

The cost of fuel has changed dramatically over the past year.  Our average cost per gallon of fuel was $4.19 during the first six months of 2008, as compared to $2.68 for the same period of 2007, an increase of 56%.  The monetary increases in fuel expense during 2007 and 2008 are primarily due to the increased per-gallon cost.  Fuel surcharges do not fully compensate us or our independent contractors for increased fuel costs. Accordingly, fuel price volatility impacts profitability.

We have in place a number of strategies that mitigate, but do not eliminate, the impact of such volatility. Pursuant to the contracts and tariffs by which our freight rates are determined, most of those rates automatically fluctuate as diesel fuel prices rise and fall.

With regard to fuel expenses for company-operated equipment, we attempt to further mitigate the impact of fluctuating fuel costs by operating more fuel-efficient tractors and aggressively managing fuel purchasing.  We announced in May that we have reduced the maximum speed of our company-operated truck fleet from 65 to 62 miles per hour in an effort to reduce fuel consumption and enhance the safety of our operations.  As of the end of the second quarter, roughly 70% of our company-operated trucks had been set to the new maximum speed.  For each mph reduction in speed, we expect to see 1/10th of a mile increase in each truck’s average miles per gallon.  This change could save as much as 1,000 gallons per tractor per year.  We use computer software to optimize our routing and our fuel purchasing which enables us to select the most efficient route for a trip. It also assists us in deciding, on a real-time basis, how much fuel to buy at a particular fueling station.

In June of 2008, we implemented a temperature-controlled charge aimed at recovering the expense of fuel we use to keep our customers’ cargo at the temperature they require.  So far, we have implemented this charge on about a third of our truckload customers and are negotiating with the rest.  We expect to complete this process in the next few weeks, and project a significant impact on third quarter results.  We realize this places a burden on our customers as they battle their own problems with increased fuel costs and a difficult economy, and we are trying to do our part to minimize the impact on them.

Most of our trucks are equipped with opti-idle technology, a device that stops and starts the engine of a tractor in order to keep the cabin between 69 degrees in the winter and 73 degrees in the summer while the driver is off-duty.  By not running the engine continuously while the driver is resting, this should further reduce our fuel costs.  We are also testing technology such as Auxiliary Power Units (“APUs”) and sleeper-comfort systems such as the BlueCool Truck System.  At June 30, 2008, about 239 of our company-operated truckload units had such systems installed. They are more expensive to buy, but use less fuel, than opti-idle technology. We will continue our evaluation process related to maintenance expenses, durability and service networks across the country.  We will also review and test appropriate new products that emerge in the rapidly changing idle-management systems market.

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

        Supplies and Expenses: Supplies and expenses decreased by $632 thousand (4.6%) and by $1.2 million (4.4%) during the three- and six-month periods ended June 30, 2008, respectively, as compared to the same periods of 2007. The following table summarizes and compares the major components of supplies and expenses for each of the three- and six month-periods (in millions):

	Three Months		Six Months
Amount of Supplies and Expenses Incurred for	2008	2007	2008	2007
Fleet repairs and maintenance	$4.2	$3.9	$8.1	$7.9
Freight handling	2.7	3.0	5.6	5.7
Driver travel expenses	0.8	0.6	1.6	1.3
Tires	1.4	1.4	2.6	2.8
Terminal and warehouse expenses	1.4	1.5	3.0	3.0
Driver recruiting	0.8	1.4	1.7	2.8
Other	1.6	1.8	3.2	3.5
	$12.9	$13.6	$25.8	$27.0

Driver recruiting expenses were down $600 thousand for the quarter and by $1.1 million year-to-date, comparing 2008 to 2007. The lack of availability of qualified truck drivers has been a challenge for our industry for many years, and trucking companies usually recruit drivers from other trucking companies. The trucking industry also competes with other trades, such as construction, agriculture and manufacturing, for skilled labor. Inexperienced employee-driver candidates must be properly trained before qualifying to be “solo” drivers, and when we recruit such candidates, we often provide training through an unaffiliated truck-driving school.

As qualified drivers have become harder to find, we have continued to advertise and solicit for drivers and independent contractors. Improved retention of drivers currently in service is required in order to minimize costs associated with driver turnover.

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

Claims and Insurance: Claims and insurance expenses decreased by $3.9 million (65.2%) and by $2.8 million (31.0%) for the three- and six-month periods ended June 30, 2008, respectively, as compared to the same periods of 2007. The following table summarizes and compares the major components of claims and insurance expenses for each of the three- and six-month periods (in millions):

	Three Months		Six Months
Claims and Insurance Expenses Incurred for	2008	2007	2008	2007
Liability	$1.9	$4.4	$4.6	$6.2
Cargo	(0.3)	0.8	0.4	1.4
Physical damage, property and other	0.5	0.9	1.3	1.5
	$2.1	$6.1	$6.3	$9.1

The changes in the amounts of liability and physical damage expense we incurred between 2008 and 2007 resulted from differences in the number and severity of incidents that occurred between the periods involved, and from changes to the costs we estimated for incidents incurred in prior periods.

During the second quarter of 2007, we recorded about $2.2 million in additional liability claims for losses that occurred during or prior to the quarter, but for which we learned of new information during that quarter.  During the comparable quarter of 2008, such developments did not occur.  That was the primary contributor to the improvement in our expense for liability insurance.

Claims and insurance expense can vary significantly from year to year and from quarter to quarter. When an incident occurs, we reserve for the estimated outcome based on all information known at the time. We have accrued our estimated costs related to all open claims, including claims incurred but not reported. There can be no assurance they will be settled without a material adverse effect on our financial position or our results of operations. As additional information becomes available, adjustments may be necessary.

On June 1, 2008, we renewed our insurance.  Under our current policies for liability incidents, we retain all of the risk for losses up to $4 million for each occurrence. Losses between $4 million and $10 million are shared 25% by us and 75% by the insurers.  We are fully insured for losses for each occurrence between $10 million and $50 million. Our existing policies for liability insurance extend through June 1, 2009.

During 2007, we improved our manner of accounting for cargo claims by establishing procedures to ensure that losses are identified timely and communicated to management. Based on that and historical trends, we are better able to estimate the outcomes of known losses and also estimate our losses for events that have been incurred but not reported.  In 2008, we are continuing to evaluate and improve our procedures for accounting for cargo claims, and have revised our estimate of the aggregate amount of open claims which will ultimately be paid.

Accrued claims on our balance sheets include reserves for over-the-road accidents, work-related injuries, self-insured employee medical expenses and cargo losses. As of June 30, 2008, the aggregate amount of reserves for such claims was $15.1 million, compared to $21.7 million at December 31, 2007.  The primary reason for the decrease was due to the payment of a few large, older claims.  Employee-related insurance costs such as medical expenses and work-related injuries are included in salaries, wages and related expenses in our consolidated condensed statements of income, while expenses for cargo losses and auto liability are included in claims and insurance expense.

Gains on Sale of Operating Assets:   Gains from the sale of operating assets were $600 thousand during the first six months of 2008, as compared to $1.5 million during the same period of 2007.  The periodic amount of such gains depends primarily upon conditions in the market for previously-owned equipment and on the quantity of retired equipment sold.

Operating Income or Loss:   For the three-month period ended June 30, 2008, our income from operations was $16 thousand compared to an operating loss of $3.2 million during the comparable period of 2007.  For the six-month period ended June 30, 2008, our operating loss was $1.7 million as compared to an operating loss of $3.9 million during the same year-to-date period of 2007.

Non-Operating Income and Expense: The following table summarizes and compares our interest and other (income) expense for each of the three- and six-month periods ended June 30, 2008 and 2007 (in thousands):

	Three Months		Six Months
Amount of Non-operating (Income) Expense from	2008	2007	2008	2007
Equity in earnings of limited partnership	$(138)	$(108)	$(311)	$(207)
Interest income	(40)	(241)	(54)	(381)
Interest expense	12	--	35	--
Sale of non-operating assets and other	(346)	332	(307)	359
	$(512)	$(17)	$(637)	$(229)

Equity in earnings of limited partnerships for 2008 and 2007 was earned from our 19.9% equity interest in W&B.  We account for that investment by the equity method of accounting.

We began 2007 with $9.6 million in cash compared to $2.5 million at the beginning of 2008. As of June 30, 2007 and 2008, our cash was $15.0 million and $3.8 million, respectively.  Because we invest our cash balances, and we had less cash to invest during 2008 compared to 2007, our interest income for the six months ended June 30, 2008 was $327 thousand less than the comparable period of last year.

When we sell assets such as tractors and trailers that were used in our operations, any gain or loss from the sale is a component of our income or loss from operations.  When we sell assets such as real estate that were not used in our operations, any gain or loss is a component of non-operating income or expense.  During June of 2008, we sold real estate that we had been leasing to a business we sold during 2001.  That sale generated a gain of nearly $600 thousand and was the primary contributor to our 2008 quarterly and year-to-date non-operating income.

Pre-Tax and Net Income or Loss:   For the three-month period ended June 30, 2008, our pre-tax income was $528 thousand compared to a pre-tax loss of $3.2 million during the comparable period of 2007.  For the six-month period ended June 30, 2008, our pre-tax loss was $1.1 million as compared to a pre-tax loss of $3.6 million during the same year-to-date period of 2007.

 Our effective tax rate (income tax benefit divided by pre-tax loss) for the second quarter of 2008 remains at 48%, 13 percentage points higher than the 35% statutory federal rate, as a result of non-deductible expenses and state income taxes.

US GAAP requires that for interim periods, we estimate our expected tax rate for the year and use that rate throughout all quarters.  The amount of our income tax benefit or expense and the effective tax rate may vary considerably based on the level of non-deductible expenses relative to our pre-tax loss or income.  As required by US GAAP, we will revise our estimate at the end of the third quarter, ending on September 30, 2008.

For the three- and six-month periods ended June 30, 2008, our net income was $274 thousand and our net loss was $551 thousand, respectively, as compared to net losses of $661 thousand and $894 thousand, respectively, for the comparable periods of 2007.

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

Due to recent record high fuel prices, the amount we spent on fuel during the first six months of 2008 was considerably more than before.  We are contractually obligated to pay fuel vendors quickly, usually between five and ten days of the purchase.  Because our customers do not pay us the related fuel surcharge revenue until a few weeks later, the amount of working capital needed to fund our accounts receivable has risen.

As of June 30, 2008, our working capital (current assets minus current liabilities) was $38.2 million, as compared to $32.3 million as of December 31, 2007.  Accounts receivable increased by $7.6 million (14.5%) when comparing the balance at June 30, 2008 to that at December 31, 2007.

Our primary needs for capital resources are to finance working capital, expenditures for property and equipment and, from time to time, acquisitions. Working capital investment typically increases during periods of sales expansion when higher levels of receivables occur.

We had $4.3 million in long-term debt as of June 30, 2008.  After commitments for various letters of credit primarily related to insurance policies, the available portion of the company's $50 million revolving credit facility was approximately $40 million. The credit agreement expires in 2010. As of June 30, 2008, we were in compliance with all of our restrictive covenants and we project that our compliance will remain intact through 2008. Our credit agreement restricts our ability to pay cash dividends in excess of each quarters’ net income.  Since 2006, we have been paying quarterly cash dividends of three cents per share, currently about $500 thousand per quarter.  We reported net losses in 2007 and early 2008, and the net income we earned during the second quarter of 2008 was insufficient for a three-cent dividend.  In each quarter with such an insufficiency, we were required to obtain consents from our banks.  Because of our improving results, we project that our net income will reach a level sufficient to continue paying a three-cent quarterly dividend.  When that occurs, the need to obtain consents from our banks will end.    For the third quarter of 2008, our banks indicate they will allow another three-cent dividend, which is to be considered by our board of directors at an August meeting.

We believe the funds available to us from our working capital, future operating cash flows and our credit and leasing facilities will be sufficient to finance our operations during the next twelve months.

Cash Flows: During the six-month period ended June 30, 2008, cash provided by operating activities was $1.4 million as compared to $12.0 million cash provided by operating activities during the same period of 2007.  Operating cash flows were negatively impacted during the first six months of 2008 as compared to the same period of 2007 by, among other things, our year-to-date net loss, as well as changes in other current assets, accounts payable, income taxes payable and accrued payroll.

During 2007, the most significant of these was the receipt of a $5.8 million income tax refund for the overpayment of estimated taxes during the first half of 2006. This compares to a $3.2 million income tax refund for 2007 received in April 2008.  In addition in 2007, we collected nearly $3.0 million in cash for equipment sold in 2006, compared to $700 thousand collected in the first six months of 2008 for equipment sold in 2007.

The total of depreciation and amortization expenses during the six-month periods ended June 30, 2008 and 2007 was $11.7 million and $12.8 million, respectively.

Cash flows from investing activities changed from $857 thousand in cash provided during the first six months of 2007 to $3.6 million in cash used in investing activities during the comparable period of 2008. Increased expenditures for property and equipment net of proceeds from the sale of retired assets accounted for the majority of the change.

During the first six months of 2008, financing activities provided $3.5 million. For the same period of last year, we used cash of $7.5 million for financing activities.  In the first six months of 2008, we did not purchase any shares of our common stock. During the same six-month period of 2007, we purchased 382 thousand shares of our common stock.  Other significant changes in cash flows involving financing activities included net borrowings of $4.3 million during the first six months of 2008 compared to net payments of $4.9 million during the same period of 2007.

Obligations and Commitments:  As of June 30, 2008, we had $4.3 million in outstanding debt and we had issued letters of credit for insurance purposes in the amount of $5.6 million. The table below sets forth information as to the amounts of our obligations and commitments as well as the year in which they will become due (in millions):

Payments Due by Year	Total	2008	(1)	2009-2010	2011-2012	After 2012
Long-term debt and letters of credit	$9.9	$--		$9.9	$--	$--
Purchase obligations	17.1	17.1		--	--	--
Operating leases for
Rentals	86.8	16.9		46.9	17.3	5.7
Residual guarantees	4.9	0.5		2.6	1.8	--
Accounts payable	26.6	26.6		--	--	--
Accrued payroll	4.8	4.8		--	--	--
	150.1	$65.9		$59.4	$19.1	$5.7
Deferred compensation
Phantom stock (2)	0.7
Rabbi trust (3)	0.9
Total	$151.7

(1)	Represents amounts due between July 1, 2008 and December 31, 2008.
(2)
Represents the current value of approximately 106 thousand restricted phantom stock units awarded pursuant to the company's Executive Bonus and Phantom Stock Plan and a Supplemental Executive Retirement Plan. An officer may elect to cash out any number of the phantom stock units between December 1 and December 15 of any year selected by the officer with the payout amount with respect to each phantom stock unit being generally equal to the greater of (i) the actual price of the company's common stock on December 31 of the year of an officer's election to cash out the unit, or (ii) the average of the 12 month-end values of such stock during the year in which an officer elects to cash out. Accordingly, we are unable to anticipate the year this currently unfunded obligation will be paid in cash or the amount of cash ultimately payable.

(3)
Represents the obligations of a "grantor" (or "rabbi") trust established in connection with our 401(k) wrap plan to hold company assets to satisfy obligations under the wrap plan. The trust obligations include approximately 70,500 shares of our common stock that will be cashed out either upon the eligibility of the obligations to be transferred to our 401(k) Savings Plan or upon the retirement of individual wrap plan participants. Accordingly, we are unable to anticipate the year this amount will be paid in cash or the amount of cash ultimately payable.

As of June 30, 2008, we had non-cancellable contracts to purchase tractors and trailers totaling $17.1 million during 2008.  We expect to lease many of these assets when they are placed into service.

We lease equipment and real estate. Facility and trailer leases do not contain guaranteed residual values in favor of the lessors. A minority of the tractors are leased pursuant to agreements under which we have partially guaranteed the assets’ end-of-lease-term residual value. The portions of the residuals we have guaranteed vary from lessor to lessor. Gross residuals are about 40% of the leased asset's historical cost, of which we have guaranteed the first 25% to 30%. The lessors remain at risk for up to 13% of the remainder of such leased asset's historical cost. Because our lease payments and residual guarantees do not exceed 90% of the tractor's cost, the leases are accounted for as operating leases and rentals are recorded as rent expense over the terms of the leases.

To offset our lease residual guarantees, when our tractors were originally leased, the tractor manufacturer conditionally agreed to repurchase the tractors at the end of the terms of the leases. Factors which may limit our ability to recover the amount of the residual guarantee from the manufacturer include specifications as to the physical condition of each tractor, their mechanical performance, each vehicle's accumulated mileage, and whether or not we order replacement and additional vehicles from the same manufacturer. The price to be paid by the manufacturer is generally equal to the full amount of the lessor's residual. In addition to residual values, our tractor leases contain fair value purchase options. Our agreement with the tractor manufacturer enables, but does not require, us to sell the tractors back to the manufacturer at a future date, should we own them at such time, at a predetermined price. In order to avoid the administrative efforts necessary to return leased tractors to the lessor, we typically purchase such tractors from the lessor by paying the residual value and then sell the tractors to the manufacturer. There is no material gain or loss on these transactions because the residual value we pay to the lessor is generally equal to the manufacturer's purchase price.

At June 30, 2008, the amount of our obligations to lessors for residual guarantees did not exceed the amount we expect to recover from the manufacturer.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  This statement, effective for interim or annual reporting periods beginning after November 15, 2007, establishes a framework for measuring fair value in US GAAP and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-2, Effective Date of FASB Statement No. 157, to provide a one-year deferral of the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually).  For nonfinancial assets and nonfinancial liabilities subject to the deferral, the effective date of SFAS 157 is postponed to fiscal years beginning after November 15, 2008 and to interim periods within those fiscal years.  Except for nonfinancial assets and nonfinancial liabilities subject to the deferral, we adopted SFAS 157 on January 1, 2008, with no impact on our consolidated financial statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces FASB Statement No. 141, Business Combinations (as amended).  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  The statement also establishes disclosure requirements that will enable users to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008.  The adoption of SFAS 141R could have a significant impact on our financial condition, results of operations and cash flows if we should enter into a business combination after that date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 Consolidated Financial Statements (as amended) (“SFAS 160”).  SFAS 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008.  We continue to evaluate the impact of this new pronouncement but currently believe there will be no material impact on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"), which amends and expands the disclosure requirements of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact of adopting SFAS 161 on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share (“EPS”) pursuant to the two-class method, as described in FASB Statement 128, Earnings per Share.  FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company intends to adopt FSP EITF 03-6-1 effective January 1, 2009 and apply its provisions retrospectively to all prior-period EPS data presented in its financial statements.  The Company has periodically issued share-based payment awards that contain nonforfeitable rights to dividends and is in the process of evaluating the impact that the adoption of FSP EITF 03-6-1 will have on its consolidated financial statements.

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

OFF-BALANCE SHEET ARRANGEMENTS

We utilize non-cancelable operating leases to finance a portion of our revenue equipment acquisitions. As of June 30, 2008, we leased 1,173 tractors and 2,250 trailers under operating leases with varying termination dates ranging from 2008 to 2015. Vehicles held under operating leases are not carried on our balance sheet, and lease payments for such vehicles are reflected in our income statements in the line item “Revenue equipment rent”.  Our rental expense related to vehicle operating leases during the three- and six-months ended June 30, 2008 was $8.8 million and $16.7 million, respectively, as compared to $7.7 million and $15.2 million for the same periods in 2007.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We held no market-risk-sensitive instruments for trading purposes as of June 30, 2008.  For purposes other than trading, we held the following market-risk-sensitive instruments as of June 30, 2008:

Description	Discussion
Rabbi Trust investment ($476 thousand) in 70,500 shares of our stock.
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

(d) Remediation Efforts: None.

 PART II.  OTHER INFORMATION

 Item 1.    Legal Proceedings

We are party to routine litigation incidental to our business, primarily involving claims for personal injury, property damage, work-related injuries of employees and cargo losses incurred in the ordinary and routine highway transportation of freight. We also primarily self-insure for employee health care claims.  As of June 30, 2008, the aggregate amount of reserves for such claims on our consolidated condensed balance sheet was $15.1 million. We maintain excess insurance programs and accrue for expected losses in amounts designed to cover liability resulting from such claims.

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

On January 8, 2008, a shareholders’ derivative action was filed in the District Court of Dallas County, 192nd District, entitled James L. and Eleanor A. Gayner, Individually and as Trustees of The James L. & Eleanor 81 UAD 02/04/1981 Trust, Derivatively On Behalf of Frozen Food Express Industries, Inc. v. Stoney M. Stubbs, Jr., et al .  This action alleges that certain of our current and former officers and directors breached their respective fiduciary duties in connection with our equipment lease arrangements with certain related-parties, which were terminated in September 2006.  The shareholders seek, putatively on our behalf, an order that the lease arrangements were null and void from their origination, an unspecified amount of damages, the imposition of a constructive trust on any benefits received by the defendants as a result of their alleged wrongful conduct, and recovery of attorneys’ fees and costs.  A special litigation committee (“SLC”) consisting solely of independent directors has been created to investigate the claims in the derivative action.  As permitted by Texas law, we requested the derivative action be stayed while the SLC conducts its investigation, which was opposed by the plaintiffs.  On March 25, 2008, the Court granted our request for the stay, through May 22, 2008.  The stay has subsequently been extended while the SLC continues its consideration of the matter.

 Item 1A.    Risk Factors

There have been no material changes to the factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table includes information about our common stock repurchases during the three-month period ended June 30, 2008.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (1) (d)
April 1 to April 30, 2008	--	$--	--	1,357,900
May 1 to May 31, 2008	--	--	--	1,357,900
June 1 to June 30, 2008	--	--	--	1,357,900
Total	--	$--	--

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

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on May 14, 2008. Of the 16,736,613 shares eligible to vote, 16,300,997 shares were represented at the meeting, either in person or by proxy. The following table summarizes the results of voting held during the Annual Meeting.

Election of Directors

                Each of management’s nominees for Class I directors, as listed in the proxy statement, was elected with the number of votes set forth below:

Director	For	Withheld	Results
Barrett D. Clark Leroy Hallman S. Russell Stubbs	16,251,636 16,196,959 15,963,845	49,361 104,038 337,152	Approved Approved Approved

In addition to the directors listed above whose terms will expire in 2011, continuing as directors with terms expiring in 2009 are Brian R. Blackmarr, W. Mike Baggett and Thomas G. Yetter, and continuing as directors with terms expiring in 2010 are Stoney M. Stubbs, T. Michael O’Connor and Jerry T. Armstrong.

Management Proposals
Subject of Proposal	For	Against	Abstain	Broker Non-Vote	Results
To approve the amended and restated Frozen Food Express Industries, Inc. 2005 Non-Employee Director Restricted Stock Plan (as Restated Effective April 1, 2008)	14,251,353	148,957	412,823	1,487,864	Approved

Item 5.    Other Information

None.

Item 6.    Exhibits

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)(17 CFR 240.13a-14(a)). (filed herewith)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)(17 CFR 240.13a-14(a)). (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FROZEN FOOD EXPRESS INDUSTRIES, INC.
(Registrant)

Dated: August 1, 2008	By	/s/ Stoney M. Stubbs, Jr.
Stoney M. Stubbs, Jr. Chairman of the Board of Directors and President (Principal Executive Officer)

Dated: August 1, 2008	By	/s/ Thomas G. Yetter
Thomas G. Yetter Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)(17 CFR 240.13a-14(a)). (filed herewith)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)(17 CFR 240.13a-14(a)). (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)