Form 10-Q
period 2008-09-30
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2008-11-07
CIK 39273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[MARK ONE]
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes      ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.
Class	Number of Shares Outstanding
Common stock, $1.50 par value	16,758,677 at September 30, 2008

-i-

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Condensed Balance Sheets
(Unaudited and in thousands)

	September 30, 2008	December 31, 2007
Assets
Current assets
Cash and cash equivalents	$2,243	$2,473
Accounts receivable, net	62,942	52,682
Tires on equipment in use, net	5,210	5,120
Deferred income taxes	3,643	2,978
Other current assets	10,371	14,607
Total current assets	84,409	77,860

Property and equipment, net	85,308	90,309
Other assets	5,083	5,500
Total assets	$174,800	$173,669
Liabilities and shareholders' equity
Current liabilities
Accounts payable	$24,333	$25,301
Accrued claims	11,291	12,342
Accrued payroll and deferred compensation	6,755	5,998
Income tax payable	48	--
Accrued liabilities	1,940	1,964
Total current liabilities	44,367	45,605

Long-term debt	5,800	--
Deferred income taxes	12,975	11,488
Accrued claims	4,492	9,317
Total liabilities	67,634	66,410

Shareholders' equity
Par value of common stock (18,572 shares issued)	27,858	27,858
Paid in capital	5,424	5,682
Retained earnings	87,809	88,515
	121,091	122,055
Treasury stock (1,814 and 1,921 shares, respectively), at cost	(13,925)	(14,796)
Total shareholders' equity	107,166	107,259
Total liabilities and shareholders' equity	$174,800	$173,669

See accompanying notes to consolidated condensed financial statements.

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Profit and Loss
For the Three and Nine Months Ended September 30,
(Unaudited and in thousands, except per-share amounts)

	Three Months		Nine Months
	2008	2007	2008	2007
Revenue	$132,451	$114,730	$378,206	$334,288
Operating expenses
Salaries, wages and related expenses	33,693	31,893	96,524	97,101
Purchased transportation	29,517	30,813	93,141	83,216
Fuel	32,130	21,684	88,694	61,435
Supplies and expenses	14,047	13,911	39,864	40,926
Revenue equipment rent	9,005	7,640	25,734	22,885
Depreciation	4,684	4,592	14,183	14,697
Communications and utilities	1,410	1,169	3,636	3,213
Claims and insurance	2,733	3,125	9,001	12,212
Operating taxes and licenses	1,163	1,188	3,431	3,550
Gains on sale of operating assets	(491)	(799)	(1,096)	(2,331)
Miscellaneous expenses	1,000	772	3,234	2,501
Total operating expenses	128,891	115,988	376,346	339,405
Income (loss) from operations	3,560	(1,258)	1,860	(5,117)
Non-operating (income) expense
Equity in earnings of limited partnership	(200)	(211)	(511)	(418)
Interest income	(12)	(189)	(66)	(571)
Interest expense	74	--	110	--
Sale of non-operating assets and other	200	163	(108)	523
Total non-operating expense (income)	62	(237)	(575)	(466)
Pre-tax income (loss)	3,498	(1,021)	2,435	(4,651)
Income tax expense (benefit)	2,141	2,214	1,629	(522)
Net income (loss)	$1,357	$(3,235)	$806	$(4,129)

Net income (loss) per share of common stock
Basic	$0.08	$(0.19)	$0.05	$(0.24)
Diluted	$0.08	$(0.19)	$0.05	$(0.24)
Weighted average shares outstanding
Basic	16,737	17,293	16,699	17,335
Diluted	17,027	17,293	16,998	17,335

See accompanying notes to consolidated condensed financial statements.

FROZEN FOOD EXPRESS INDUSTRIES, INC. AND SUBSIDIARIES
Consolidated Condensed Statements of Cash Flows
For the Nine Months Ended September 30,
(Unaudited and in thousands)

	2008	2007
Net cash provided by operating activities	$3,017	$8,884

Cash flows from investing activities
Expenditures for property and equipment	(19,006)	(11,893)
Proceeds from sale of property and equipment	11,459	11,251
Other	(252)	(14)
Net cash used in investing activities	(7,799)	(656)

Cash flows from financing activities
Proceeds from borrowings	68,000	200
Payments against borrowings	(62,200)	(5,100)
Dividends paid	(1,512)	(1,571)
Income tax benefit of stock options and restricted stock	56	420
Proceeds from capital stock transactions	424	1,366
Purchases of treasury stock	(216)	(4,482)
Net cash provided by (used in) financing activities	4,552	(9,167)

Net decrease in cash and cash equivalents	(230)	(939)
Cash and cash equivalents at January 1	2,473	9,589
Cash and cash equivalents at September 30	$2,243	$8,650

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

2.    Revenue and Expense Recognition

Revenue and associated direct operating expenses are recognized on the date the freight is picked up from the shipper in accordance with the Financial Accounting Standards Board's (“FASB”) Emerging Issues Task Force Issue No. 91-9, Revenue and Expense Recognition for Freight Services In Process  (“EITF 91-9”).

One of the preferable methods outlined in EITF 91-9 provides for the allocation of revenue between reporting periods based on relative transit time in each reporting period with expense recognized as incurred. Changing to this method would not have a material impact on our quarterly or annual financial statements.

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

Revenue from equipment rental is recognized ratably over the term of the associated rental agreements.

 3.     Other Current Assets

                 A summary of our other current assets as of September 30, 2008 and December 31, 2007 is as follows (in millions):
	September 30, 2008	December 31, 2007
Due from equipment sales	$0.5	$0.7
Income taxes receivable	--	4.1
Other prepaid taxes	1.6	1.2
Prepaid insurance	1.6	1.6
Prepaid rent	2.0	1.8
Retired equipment held for sale	--	1.5
Prepaid licenses and permits	2.4	1.6
Inventories and other	2.3	2.1
	$10.4	$14.6

4.    Long-Term Debt

As of September 30, 2008, we had a secured line of credit pursuant to a revolving credit agreement with two commercial banks. The amount we may borrow may not exceed the lesser of $50 million, as adjusted for letters of credit and other debt (as defined in the agreement), a borrowing base or a multiple of a measure of cash flow as described in the agreement.  As of September 30, 2008, we were in compliance with the terms of the agreement, which expires in 2010.  Loans and letters of credit will become due upon the expiration of the agreement.

We may elect to borrow at a daily interest rate based on the prime rate, or for specified periods of time at fixed interest rates, which are based on the London Interbank Offered Rate in effect at the time of a fixed rate borrowing.  Interest is paid monthly. At September 30, 2008, $5.8 million was borrowed against this facility and $5.6 million was being used for letters of credit. Accordingly, at September 30, 2008, approximately $38.6 million was available to us under the agreement, subject to limitations specified in the agreement.

Borrowings are secured by our accounts receivable.  We have the option to provide the banks with liens on a portion of our truck and trailer fleets to secure our obligations if they exceed the amount that can be borrowed against accounts receivable. The agreement contains a pricing “grid” in which increased levels of profitability and cash flows or reduced levels of indebtedness can reduce the rates of interest expense we incur. The agreement limits our payments of cash dividends, repurchases of our stock and certain levels of capital expenditures. During 2007 and early 2008, this was amended in order to adjust the limitation on our ability to pay cash dividends and repurchase our stock.

Total interest expense from the credit line during the nine-month period ended September 30, 2008 was $110 thousand.  There was no such interest expense during the first nine months of 2007.  At September 30, 2008, the weighted average interest accruing on debt then outstanding was 4.25%.

5.    Income Taxes

Our income is taxed by the United States and various state jurisdictions.  Our returns for 2005 and after are subject to examination by the Internal Revenue Service.

For the nine months ended September 30, 2008, our effective tax rate (income tax expense or benefit divided by pre-tax income or loss) was 67% compared to 11% for the same period a year ago.   The difference between our effective tax rate and the federal statutory rate of 35% is primarily attributable to state income taxes and non-deductible employee-driver expenses.

For interim periods, US GAAP requires that we project full-year income and permanent differences between book income and taxable income in order to calculate an effective tax rate for the full year.  That projected effective tax rate is used to calculate our income tax provision or benefit for the interim periods’ year-to-date financial results.

We will determine our actual effective tax rate at December 31, 2008.  If at that time our actual results for 2008 vary significantly from our current expectations, our effective tax rate for the year will differ from the 67% that we currently project.

        We had no accrual for interest and penalties on our consolidated condensed balance sheets at September 30, 2008 or December 31, 2007, and we have recognized no expense for income-tax related interest and/or penalties in our consolidated condensed statements of profit and loss for the periods ended September 30, 2008 or 2007.  If incurred, such items would be recorded as income tax expense or as a reduction of our benefit from income tax.

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

7.    Non-Cash Financing and Investing Activities

As of December 31, 2007, 96 thousand shares of restricted stock had not yet vested.  During the first nine months of 2008 and 2007, 23 thousand and 60 thousand shares, respectively, of restricted stock were issued.  During the first nine months of 2008, 29 thousand shares with a fair market value of $269 thousand became vested, as compared to 19 thousand shares with a fair market value of $180 thousand which became vested during the same period of 2007.  The compensation expense associated with the vesting of restricted stock is recorded as deferred compensation expense ratably over the three-year vesting period of each grant.  Such non-cash expense associated with restricted stock grants was approximately $343 thousand and $312 thousand during each of the nine-month periods ended September 30, 2008 and 2007, respectively.

As of September 30, 2008 and 2007, accounts payable included $106 thousand and $5.5 million, respectively, related to property and equipment we acquired during those periods.

We own a 19.9% share of W&B Service Company, L.P. (“W&B”). We account for our investment by the equity method. The total amount of that investment, which is included in other assets on our balance sheet, was $2.0 million and $2.4 million at September 30, 2008 and December 31, 2007, respectively.

8.    Related Party Transactions

We buy most of the trailers and trailer refrigeration units we use in our operations from W&B. All of our trailer purchase orders are awarded after a competitive bidding process to ensure that we are getting the best possible product quality, price, warranty and other terms. We also rely on W&B to provide routine maintenance and warranty repair of the trailers and refrigeration units.

During the nine-month periods ended September 30, 2008 and 2007, we purchased trailers and refrigeration units from W&B totaling $2.3 million and $1.8 million, respectively. During the nine-month periods ended September 30, 2008 and 2007, we paid W&B $1.4 million and $1.1 million, respectively, for maintenance and repair services, accessories, and parts.  As of September 30, 2008 and 2007, our accounts payable included amounts owed to W&B of $330 thousand and $2.3 million, respectively.

9.    Net Income or Loss per Share of Common Stock

Basic net income or loss per share of common stock was computed by dividing our net income or loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net income or loss per share amounts were computed by dividing such income or loss by the average number of diluted shares outstanding during each year.  The tables below set forth information regarding weighted average basic and diluted shares for each of the three- and nine-month periods ended September 30, 2008 and 2007 (in thousands):

	Three Months		Nine Months
Weighted average number of:	2008	2007	2008	2007
Basic shares	16,737	17,293	16,699	17,335
Common stock equivalents	290	--	299	--
Diluted shares	17,027	17,293	16,998	17,335

Anti-dilutive shares excluded due to:	2008	2007	2008	2007
Exercise price of stock options	739	580	553	647
Net loss	--	373	--	416
Total excluded common stock equivalents	739	953	553	1,063

US GAAP requires that stock options with an exercise price higher than the stock’s actual average market value during the period be excluded from common stock equivalents as their effect is anti-dilutive.  US GAAP also requires all other common stock equivalents to be excluded from the number of diluted shares whenever a net loss is incurred for the period as their inclusion would be anti-dilutive.

10.    New Accounting Pronouncements

Beginning January 2008, we adopted two new accounting pronouncements:
•
Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  This statement establishes a framework for measuring fair value in US GAAP and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-2,   Effective Date of FASB Statement No. 157, to provide a one-year deferral of the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually).  For nonfinancial assets and nonfinancial liabilities subject to the deferral, the effective date of SFAS 157 is postponed to fiscal years beginning after November 15, 2008.  The adoption of this statement did not have a significant effect on our consolidated financial statements.

•
Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities,  including an amendment of FASB Statement No. 115   (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value, which can be elected on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The adoption of this statement did not have a significant effect on our consolidated financial statements.

In addition, there are new accounting pronouncements that we will be required to adopt in 2009.  Based on our current understanding, we do not expect that adoption of any of these pronouncements will have an immediate or material effect on our consolidated financial statements.

•
On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active, which provides guidance on how to value financial assets subject to inactive markets.

•
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces FASB Statement No. 141, Business Combinations (as amended).  SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS 141R also establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  SFAS 141R also establishes disclosure requirements which will enable users of the financial statements to evaluate the nature and financial effects of the business combination, measures contingent consideration at the acquisition-date fair value and requires transaction costs to be recognized as expense in the period in which they are incurred.

•
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 Consolidated Financial Statements (as amended) (“SFAS 160”).  SFAS 160 requires that accounting and reporting for noncontrolling (minority) interests will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008.  All of our subsidiaries are wholly-owned by us.

•
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  We presently have no derivative instruments or hedging activities.

•
In April 2008, FSB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”).  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.

•
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 provides a consistent framework for determining what accounting principles should be used when preparing US GAAP financial statements. Previous guidance did not properly rank the accounting literature. The new standard is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.

•
In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share (“EPS”) pursuant to the two-class method, as described in FASB Statement 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. We intend to adopt FSP EITF 03-6-1 effective January 1, 2009 and apply its provisions retrospectively to all prior-period EPS data presented in our financial statements.  We have periodically issued share-based payment awards that contain nonforfeitable rights to dividends and are in the process of evaluating the impact that the adoption of FSP EITF 03-6-1 will have on our consolidated financial statements.

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

 During 2006, the capacity of the trucking industry to haul freight expanded at the same time that customer demand for such services decreased. One result of the imbalance in supply and demand was industry-wide downward pressure on the rates companies were able to charge for their transportation services. Most participants in and observers of the trucking industry had revised their forecasts of the equalization of supply and demand from 2007 to year-end 2008.  Instead, the recent, rapidly escalating costs of fuel have forced many truckers out of the market, and the equalization process has already begun.  Despite a fraying economy, this has provided us the opportunity to pursue pricing improvements and some recouping of our costs to refrigerate the cargo of our customers.

Because we have a strong balance sheet with very little debt, we have been able to weather the buffeting caused by the excess capacity and increasing fuel costs.  The attrition in capacity from the exit of weaker companies has left us well positioned in the marketplace.

Our internet address is www.ffex.net. All of our filings with the SEC are available free of charge through our website as soon as reasonably practicable after we file them.

RESULTS OF OPERATIONS
Three and Nine Months Ended September 30, 2008 and 2007

Revenue: Our revenue is derived from five types of transactions:
-	Truckload
-	Less-than-Truckload (“LTL”)
-	Dedicated Fleet
-	Brokerage and Logistics
-	Equipment Rental

Truckload and LTL linehaul revenue are order-based and earned by transporting cargo for our customers using tractors and trailers that we control by ownership, long-term leases or by agreements with independent contractors (sometimes referred to as “owner-operators”). Linehaul revenue also includes freight we transport on railroad flatcars, also called "intermodal" freight.  We operate fleets that focus on refrigerated or “temperature-controlled” LTL, on truckload temperature-controlled shipments and on truckload non-refrigerated, or “dry”, shipments. Over 90% of our LTL linehaul shipments must be temperature-controlled to prevent damage to the cargo, while about 10% are typically dry commodities.

Our dedicated fleet services consist of tractors and trailers that haul freight only for specific customers. Dedicated fleet revenue is asset-based. Customers typically are billed weekly for this type of service.

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

Revenue from equipment rental primarily represents amounts we charge independent contractors for the use of trucks that we own and lease to them.

The rates we charge for our freight services include fuel surcharges. In periods when the price we incur for diesel fuel is high, we increase our surcharges in an effort to recover the increase from our customers.  Using fuel surcharges to offset rising fuel costs is an industry-wide practice.

            The following table summarizes and compares the significant components of revenue and other information regarding our business for each of the three- and nine-month periods ended September 30, 2008 and 2007:
	Three Months		Nine Months
	2008	2007	2008	2007
Revenue from: (a)
Temperature-controlled fleet	$37.7	$34.5	$108.9	$103.2
Dry-freight fleet	16.9	18.0	53.1	55.8
Total truckload linehaul services	54.6	52.5	162.0	159.0
Dedicated fleets	6.8	3.7	18.5	12.1
Total truckload revenue	61.4	56.2	180.5	171.1
LTL linehaul services	32.9	33.9	92.9	96.2
Total linehaul and dedicated revenue	94.3	90.1	273.4	267.3
Fuel surcharges	33.8	18.7	90.1	51.5
Brokerage	3.1	4.4	10.6	11.5
Equipment rental	1.3	1.5	4.1	4.0
Total revenue	132.5	114.7	378.2	334.3
Operating expenses (a)	128.9	116.0	376.3	339.4
Income (loss) from operations (a)	$3.6	$(1.3)	$1.9	$(5.1)
Operating ratio (b)	97.3%	101.1%	99.5%	101.5%
Weekly average trucks in service	2,011	2,097	2,029	2,136
Revenue per truck per week (c)	$3,568	$3,269	$3,442	$3,209

Computational notes:
(a)
Revenue and expense amounts are stated in millions of dollars.  The amounts presented in the table may not agree to the amounts shown in the accompanying consolidated condensed statements of profit and loss due to rounding.

(b)	Operating expenses divided by total revenue.
(c)	Average weekly linehaul and dedicated revenue divided by weekly average trucks in service.

The following table summarizes and compares selected statistical data relating to our freight operations for each of the three- and nine-month periods ended September 30, 2008 and 2007:
	Three Months		Nine Months
Truckload	2008	2007	2008	2007
Total linehaul miles (a)	40.7	40.1	123.1	122.2
Loaded miles (a)	36.9	36.1	112.0	110.1
Empty mile ratio (b)	9.4%	9.8%	9.0%	9.9%
Linehaul revenue per total mile (c)	$1.34	$1.31	$1.32	$1.30
Linehaul revenue per loaded mile (d)	$1.48	$1.45	$1.45	$1.44
Linehaul shipments (e)	39.0	36.6	115.1	116.0
Loaded miles per shipment (f)	946	987	973	949
LTL
Hundredweight (e)	2,190	2,225	6,397	6,438
Shipments (e)	71.9	72.9	205.4	208.1
Linehaul revenue per hundredweight (g)	$15.04	$15.24	$14.53	$14.95
Linehaul revenue per shipment (h)	$458	$466	$453	$462
Average weight per shipment (i)	3,046	3,054	3,115	3,093

Computational notes:
(a)	In millions.
(b)	Total linehaul miles minus loaded miles, divided by total linehaul miles.
(c)	Revenue from linehaul services divided by total linehaul miles.
(d)	Revenue from linehaul services divided by loaded miles.
(e)	In thousands.
(f)	Total loaded miles divided by number of linehaul shipments.
(g)	LTL revenue divided by LTL hundredweight.
(h)	LTL revenue divided by number of LTL shipments.
(i)	LTL hundredweight times one hundred, divided by number of LTL shipments.

               For the three- and nine-month periods ended September 30, 2008, total revenue was $132.5 million and $378.2 million, respectively, as compared to $114.7 million and $334.3 million during the comparable periods of 2007.  Of the $17.7 million (15.4%) increase for the quarter and the $43.9 million (13.1%) increase for the nine months, increased fuel surcharges accounted for $15.1 million (80.7%) and $38.6 million (75%), respectively.

Much of our focus for profit improvement revolves around yield (pricing) improvement through a variety of initiatives.  Our general rate increase (“GRI”) was implemented on a broad base during the first week of June, and was phased in during the third quarter of 2008.  We expect to see the full impact of the GRI in the fourth quarter of 2008 and beyond.  In addition to the GRI, we have an ongoing initiative to reduce the amount of spot pricing (our so-called instant rates) and are converting to a more stable tariff-based pricing.  With new discipline in pricing we have seen a reduction in spot pricing from approximately 30% of our LTL shipments to less than 10%.  As a result, LTL yield has improved significantly and we believe there is additional improvement to be realized.  We have installed freight costing software that helps us analyze our freight by lane, customer, terminal, commodity, size, tariff, and so forth.  With this costing model, we are now gaining visibility to the validity of our existing pricing and have much more insight into the profitability of new freight before we haul it.  The combination of these initiatives is intended to provide sustainable yield improvement.

While fuel surcharges can provide relief for loaded miles traveled, the recent spike in fuel costs have highlighted the additional fuel costs incurred by refrigerated carriers – the cost of refrigerating the customer’s cargo.  In June, we also implemented a Temperature Control Charge (“TCC”).  This charge applies to our refrigerated truckload business and is aimed at offsetting rising fuel costs to keep commodities temperature-controlled in trailers and in warehouses.  Thus far, our customers have recognized our need for this cost recovery.  We have implemented this charge on roughly 70% of our truckload revenue.

While the cost of fuel has risen so dramatically that it improved our ability to sell the need for a TCC, intense scrutiny has been placed on every other type of cost as customers struggle with their budgets for transportation expenses.  In the process, we are keeping a careful eye on the fuel surcharge levels for each of our major customers to ensure that we are adequately insulated from volatile fuel prices.

Service and capacity are the basic determinants of what our customers seek.  Our extensive service improvement programs have put us in a position to better enable our customers to rely on our service performance.  Our customers are negotiating with us to gain commitment of our capacity to ensure that they are not left short during the peak season.    In return for that committed capacity, we look for compensatory pricing and are working with our customers to achieve mutually beneficial terms, with indications of rate stability and improved pricing.

When comparing the three- and nine-month periods ended September 30, 2008 to the same periods of 2007, truckload revenue increased by $5.2 million (9.3%) and by $9.4 million (5.5%), respectively.  Truckload linehaul revenue per loaded mile improved slightly from $1.45 to $1.48 when comparing the quarters and from $1.44 to $1.45 when comparing the nine months.  For the quarter, the average truckload length of haul decreased to 946 miles (4.2%) and our empty mile ratio improved from 9.8% to 9.4%. Year-to-date, the truckload length of haul increased to 973 miles (2.6%) and the empty mile ratio improved from 9.9% to 9.0%.  The number of truckload linehaul shipments we transported during the first three quarters of 2008 decreased 0.8% to 115.1 thousand, compared to 116 thousand during the year-ago nine months.  For the quarter, the number of truckload linehaul shipments increased 6.6% to 39 thousand, compared to 36.6 thousand for the same year-ago quarter.

Truckload linehaul revenue includes our intermodal operations. We have more than tripled the number of intermodal loads, from about 4,200 to more than 13,300, comparing the first three quarters of 2008 to the same period of 2007, and more than doubled the number of loads when comparing the 3rd quarters. Intermodal service entails transporting loaded trailers over long distances on railroad flat cars, generally at a lower cost than using a tractor to transport the trailer.  Using a tractor, however, usually takes fewer days to transport a load.  With intermodal service, we offer our customers a lower-cost alternative while moving the freight for a large portion of the journey without the need to provide a driver, a tractor or fuel for the tractor.  Operations do require the deployment of such resources to transport the trailer between the rail yard and the load’s origin and destination.  We continue to be successful in negotiating directly with the railroads, avoiding the cost of  third-party brokers.  This has improved our cost structure by 7.2% per load when comparing the first three quarters of 2008 to the same period of 2007.  We are currently moving approximately 450 loads per week via rail.  We feel our partnership with the railroads provide the perfect balance between price and service, without the customer being forced to choose one over the other.

             Since refrigerated truckload capacity has contracted and the demand versus capacity equation is more balanced, our reliance on brokers has diminished and our ability to grow the overall percentage of trucks operating within our preferred network is providing better revenue opportunities for our truckload fleets.  We are only committing remaining fourth quarter capacity to our truckload customers with a very careful pricing review to ensure our rates are commensurate with market demand.  The demand vs. capacity curve is not nearly so robust on the dry van side of the truckload market, and we continue to have to work harder to solidify rates and price increases in this area of our service offerings.

LTL linehaul revenue decreased by $1.0 million (2.9%) and $3.3 million (3.4%) during the three- and nine-month periods ended September 30, 2008, respectively, as compared to the same periods of 2007.  For the quarter, the number of LTL shipments we transported decreased by 1.3%, the average weight of such shipments decreased by 0.3% and the average linehaul revenue per LTL shipment declined by 1.6%.  For the year, the number of LTL shipments we transported decreased by 1.3%, the average weight of such shipments increased by 0.7% and the average linehaul revenue per LTL shipment declined by 2.1%.  Softness in the LTL market contributed to a drop in our revenue per hundredweight from $14.95 in the first three quarters of 2007 to $14.53 (2.8%) for the same period of 2008 and from $15.24 in the third quarter of 2007 to $15.04 (1.4%) in the same period of 2008.

We have implemented a variety of revenue-enhancing and cost-reducing initiatives since the comparable quarter of last year, and we are seeing some positive results.  But, we are also closely measuring our progress on a sequential, quarter-to-quarter basis.  That enables us to monitor not just where we stand compared to last year, but also allows us to see how we got to be where we are now.    LTL revenue per hundredweight deteriorated from $14.42 in the first quarter of 2008 to $14.10 in the second quarter.  The third quarter of the year is often the strongest for our LTL service.  With the impact of our pricing initiatives and the seasonal spike, we have improved that in the third quarter to $15.04, a 6.7 % improvement over last quarter.  During the third quarter of 2007, LTL revenue per hundred weight was $15.24, so we are improving sequentially, but we have not yet returned to our year-ago LTL yield.  Concurrent with anticipated growth in customer demand as we move through the year, we plan to increase our LTL rates.  In last year’s fourth quarter, LTL revenue per hundredweight was $14.55.

LTL demand is not quite as strong as truckload but is showing signs of stabilizing as well.  We are in the initial stages of implementation of new technology (Cheetah) that will allow us to analyze and optimize our LTL network planning.  With the improved revenue yields and the improved operational efficiencies, we expect continuing improvement in the profitability of our LTL service offering.

Dedicated fleet revenue, also included in our truckload linehaul revenue, improved by $3.1 million (84%) and $6.4 million (53%) for the three- and nine-month periods ended September 30, 2008, respectively, as compared to the same periods of 2007.  In an effort to expand our dedicated fleet revenue, we have directed our resources to specific goals that may generate more acceptable levels of profitability.  While excess capacity in the trucking industry has restricted rates and yield in the marketplace, new dedicated fleet customers were added in 2007 and early 2008, and existing customers expanded traffic lanes for which they required dedicated services.  We plan for continued growth in this service offering.

Revenue from our logistics service decreased by $1.3 million (29.5%) and by $900 thousand (7.8%) between the three- and nine-month periods ended September 30, 2008 and 2007, respectively. Logistics service enables us to accept additional loads for which we have no asset-based capacity by engaging unaffiliated trucking companies to haul the freight. We bill the customer and pay the trucking company.  During the latter half of 2006, we began to refocus on our logistics service as a potential source of growth, but logistics efforts continue to be difficult.  In softened demand markets, shippers have multiple options in gaining capacity and don’t rely as heavily on logistics companies and brokers to find capacity for them.  However, as demand strengthens in refrigerated markets, we believe that opportunities for logistics will improve. Nonetheless, narrow margins are inherent to this type of business, and start-up costs are associated with its expansion. We have decided to continue our previously described delay in additional expansion and continue to focus on building density in the existing service centers.  We have new management responsible for the profitability of our logistics service offering.  Their focus is on the improvement of gross margins (revenue less the cost of the third-party carrier) and the reduction of operating expenses.  They have reduced the headcount and the cost of remote locations.  We remain optimistic about this service and will assess the overall situation by year-end.  We may resume expansion strategies at that time, particularly if there are signs of a rebounding economy.

Revenue from fuel surcharges is reported as revenue under US GAAP but is essentially a means to recover some of the costs of fuel which are above certain base levels established years ago.  Fuel surcharge revenue is volatile because fuel costs are volatile.  Our revenue from fuel surcharges increased by $15.1 million (81%) and $38.6 million (75%) for the three- and nine-month periods ended September 30, 2008, respectively, as compared to the same periods of 2007.  This is not considered to be a service offering but is an area where we strive to maximize our ability to recover our costs of fuel.

Operating Expenses: The following table summarizes and compares, as a percentage of revenue, certain major operating expenses for each of the three- and nine-month periods ended September 30, 2008 and 2007:

	Three Months		Nine Months
Operating Expenses Incurred for	2008	2007	2008	2007
Salaries, wages and related expenses	25.4%	27.8%	25.5%	29.0%
Purchased transportation	22.3	26.9	24.6	24.9
Fuel	24.3	18.9	23.5	18.4
Supplies and expenses	10.6	12.1	10.5	12.2
Revenue equipment rent and depreciation	10.3	10.7	10.6	11.2
Claims and insurance	2.1	2.7	2.4	3.7
Other	2.3	2.0	2.4	2.1
Total operating expenses	97.3%	101.1%	99.5%	101.5%

Salaries, Wages and Related Expenses: Salaries, wages and related expenses increased by $1.8 million (5.6%) and decreased by $577 thousand (0.6%) during the three- and nine-month periods ended September 30, 2008, respectively, as compared to the same periods of 2007. The following table summarizes and compares the major components of these expenses for each of the three- and nine-month periods (in millions):

	Three Months		Nine Months
Amount of Salaries, Wages and Related Expenses Incurred for	2008	2007	2008	2007
Employee-driver wages and per-diem expenses	$19.5	$17.7	$55.4	$54.4
Non-driver salaries
Motor-carrier operations	9.6	8.3	27.3	27.2
Logistics and brokerage	0.5	0.4	1.7	0.8
Severance pay	--	0.1	0.2	1.0
Payroll taxes	2.1	1.9	6.3	6.3
Work-related injuries	0.9	1.3	2.6	3.1
Health insurance and other	1.1	2.2	3.0	4.3
	$33.7	$31.9	$96.5	$97.1

         Employee-driver wages and per diem expenses rose by $1.8 million (10.2%) and by $1.0 million (1.8%) when comparing the three- and nine-month periods ended September 30, 2008, respectively, to the same periods of 2007.  Employee-drivers are typically paid on a per-mile basis, except in our dedicated fleets where wages are typically paid by the day.

         Employee-driver turnover has deteriorated when comparing turnover rates of 98% to 93% for the rolling twelve-month periods ended September 30, 2008 and 2007, respectively.  In the trucking industry, driver turnover has often exceeded 125% over the years, as the industry has competed with construction and other trades for labor. Since 2006, we have taken certain steps to address this problem, such as the centralization of our truckload operations and improvements in communications between drivers and their fleet managers, with generally favorable results.

         During 2007, our employee-driver turnover rate was approximately 90%, resulting from a number of factors.  If we can retain a driver through the fairly difficult first six- to twelve-month period, we usually have the opportunity to retain that driver for the long-term.  For example, the average tenure for all of our drivers at the end of 2007 was 3.4 years, but for trainees, the average tenure was 2.5 months.  Among drivers who have been with us for at least one year, the average tenure was 5.6 years.

         When comparing the three- and nine-month periods ended September 30, 2008 and 2007, non-driver salaries increased by $1.3 million (14.8%) and by $200 thousand (0.7%), respectively.  The total non-driver salaries and related expenses in our motor-carrier operations include non-cash deferred compensation expenses associated with restricted stock awards and other stock-based compensation.  The expenses of such deferred compensation are reduced when our stock price drops, and were a credit to expense of $63 thousand and $524 thousand during the third quarters of 2008 and 2007, respectively, thus representing an increase in expense of $461 thousand when comparing the two quarters.  Such deferred compensation expense was $141 thousand and $36 thousand for the nine months ended September 30, 2008 and 2007, respectively.  Excluding the cost of deferred compensation, non-driver salaries in our motor-carrier operations increased by $900 thousand for the quarter and by $100 thousand year-to-date, when comparing the comparable periods of 2008 and 2007.  Non-driver salaries for the third quarter of 2008 include an accrual for management bonuses that were absent from last year’s results.  Our bonuses are based on our annual profitability and we did not earn bonuses last year due to our poor results during 2007.

         Costs associated with work-related injuries decreased by $400 thousand (30.8%) and by $500 thousand (16.1%) when comparing the three- and nine-month periods ended September 30, 2008, respectively, to the same periods of 2007.  Such expenses principally relate to injuries sustained by employees during the course of their employment. Large fluctuations can be caused by the occurrence of just one serious injury in a quarter compared to a quarter with lesser experience in the frequency or the severity of such injuries or the settlement of claims for an amount other than previously estimated.

         We are self-insured for health care with insurance stop-loss coverage for catastrophic situations, and we share the cost of health care coverage with our employees.  For the past several years, the medical and health insurance markets have experienced double-digit percentage increases. In response to the market, we have repeatedly increased both the amounts employees pay to participate and the share of medical costs that participating employees must pay.  Aggressive program management and increased employee cost-sharing have helped to lower our costs by $1.1 million (50%) and by $1.3 million (30%) for the three- and nine-month periods ended September 30, 2008, respectively, as compared to the same periods a year ago.

         We also address rising medical costs through programs targeting particular issues.  For example, during 2007, we implemented an employee wellness program that we expect will have a positive impact on our health insurance costs in the future.  We have offered weekly nutrition classes, and many employees have participated in weight loss contests.  During 2008, we added incentives to employees to improve their overall health, with potential emphasis on one, or a combination, of nutrition, weight loss, tobacco avoidance and an active lifestyle.  We anticipate the rewards to employees participating in such wellness incentive programs will include improved health for the employees and lower claims experience and costs for both the company and the participants.

Purchased Transportation:  Purchased transportation expense for linehaul service primarily represents payments to owner-operators for our use of their vehicles to transport linehaul shipments and payments to railroads for the transportation of our intermodal loads.  This expense decreased by $1.3 million (4.2%) and increased by $9.9 million (11.9%) during the three- and nine-month periods ended September 30, 2008, respectively, as compared to the same periods of 2007. The following table summarizes and compares the major components of our purchased transportation expense for each of those periods by type of service (in millions):

	Three Months		Nine Months
Amount of Purchased Transportation Expense Incurred for	2008	2007	2008	2007
Truckload linehaul service	$6.2	$10.6	$22.3	$30.3
LTL linehaul service	8.2	9.0	24.5	25.6
Intermodal	5.8	2.9	15.7	5.3
Total linehaul service	20.2	22.5	62.5	61.2
Fuel surcharges	6.7	4.6	21.7	12.5
Brokerage and other	2.6	3.7	8.9	9.5
	$29.5	$30.8	$93.1	$83.2

Outlays to owner-operators in our truckload and LTL operations declined by $5.2 million (26.5%) and by $9.1 million (16.3%) during the three- and nine-month periods ended September 30, 2008, respectively, as compared to the same periods of 2007.  Both were in line with the reduction in the size of our owner-operator fleet between the periods.

 Intermodal purchased transportation expense increased from $5.3 million to $15.7 million when comparing the year-to-date results of 2008 to the same period of 2007, and the number of loads transported more than tripled. During the third quarter of 2008, such expenses were $5.8 million, an increase of 100% over the same quarter of 2007.  We will continue to expand our intermodal offerings, which enable us to move our customers’ freight at a lower cost to them without the need to use a tractor or driver to provide much of the linehaul service.

                   Owner-operators are responsible for all expenses associated with the operation of their tractors, including labor, maintenance and fuel. When retail fuel prices rise, we charge our customers incremental fuel surcharges to offset such higher costs, pursuant to the contracts and tariffs by which our freight rates are determined. In most cases, those surcharges automatically fluctuate as diesel fuel prices rise and fall. To the extent that shipments are transported by owner-operators, we pass the amount of these fuel surcharges through to the owner-operators in order to defray their incremental fuel expense.

Purchased transportation expenses associated with our logistics and other services decreased by $1.1 million (29.7%) and by $600 thousand (6.3%) for the three- and nine-month periods ended September 30, 2008, respectively, as compared to the same periods of 2007. Such purchased transportation expense is highly correlated to freight brokerage and logistics revenue, which decreased by 29.5% and by 7.8% when making the same comparisons.

Recent high operating expenses in the trucking industry, particularly for maintenance and fuel, have contributed to a long-term trend of declining numbers of independent contractors providing equipment to the industry. Our ability to mitigate this industry-wide trend by expanding our company-operated fleets has been constrained by a lack of employee-drivers qualified to operate the equipment.

As the economy weakened during 2008, carriers without strong balance sheets, good cash flow and financial backing have exited the market.  This has made attracting employee-drivers easier, but owner-operators have left in disproportionate numbers and have either left the industry or have returned to a company truck, exchanging their independence for a steady paycheck.  Because of the current global economic malaise, and the consequent impacts on so many industries, we anticipate that we will be better able to retain employee-drivers, but when we see an economic recovery and demand strengthens, the driver shortage will manifest itself again.

We have made a concerted effort to improve our contractor relations and retention, including a proactive focus on the speed and accuracy of their payments, as well as improved communications with them.

Fuel: Fuel expense increased by $10.4 million (48.2%) and by $27.3 million (44.4%) during the three- and nine-month periods ended September 30, 2008, respectively, as compared to the same periods of 2007, and increased as a percentage of revenue from 24.1% to 34.0% for the third quarter and from 23.0% to 32.4% for the year-to-date performance in 2007 and 2008, respectively. The following table summarizes and compares the relationship between fuel expense and total linehaul and dedicated fleet revenue during each of the three- and nine-month periods ended September 30, 2008 and 2007 (in millions):

	Three Months		Nine Months
	2008	2007	2008	2007
Total linehaul and dedicated fleet revenue	$94.3	$90.1	$273.4	$267.3
Fuel expense	$32.1	$21.7	$88.7	$61.4
Fuel expense as a percent of total linehaul and dedicated fleet revenue	34.0%	24.1%	32.4%	23.0%

Our fuel expense is impacted by the mix of freight transported using company-provided versus owner-operator provided tractors.  As more of our freight volume is moved by company equipment, the related cost of fuel moves from purchased transportation expense to fuel expense.

The cost of fuel has changed dramatically over the past year.  Our average cost per gallon of fuel was $4.00 during the third quarter of 2008, as compared to $2.78 for the same period of 2007, an increase of 44%.  The monetary increases in fuel expense during 2007 and 2008 are primarily due to the increased per-gallon cost.  Fuel surcharges do not fully compensate us or our independent contractors for increased fuel costs. Accordingly, fuel price volatility impacts profitability.

During the third quarter of 2008, our average fuel cost per total mile increased 38% to $0.76 from $0.55 during the comparable period of 2007.  During the third quarter of 2008, our effective fuel expense per truckload loaded mile (net of fuel surcharges) declined to $0.23 from $0.24 during the comparable 2007 quarter.  When looking at the average for the entire year (2008) to date, fuel expense per loaded mile declined by 5 cents, compared to the 2007 year-to-date numbers.  Several factors contributed to the declines in our net fuel cost per loaded mile, such as managing idle time, length of haul and the magnitude of empty miles.

We have in place a number of strategies that mitigate, but do not eliminate, the impact of such volatility. Pursuant to the contracts and tariffs by which our freight rates are determined, most of those rates automatically fluctuate as diesel fuel prices rise and fall.

With regard to fuel expenses for company-operated equipment, we attempt to further mitigate the impact of fluctuating fuel costs by operating more fuel-efficient tractors and aggressively managing fuel purchasing.  We announced in May that we would reduce the maximum speed of our company-operated truck fleet from 65 to 62 miles per hour in an effort to reduce fuel consumption and enhance the safety of our operations.  As of the end of the third quarter of 2008, roughly 95% of our company-operated trucks had been set to the new maximum speed.  For each mph reduction in speed, we expect to see 1/10th of a mile increase in each truck’s average miles per gallon.  This change could save as much as 1,000 gallons per tractor per year.  We use computer software to optimize our routing and our fuel purchasing which enables us to select the most efficient route for a trip. It also assists us in deciding, on a real-time basis, how much fuel to buy at a particular fueling station.

Most of our company-operated tractors are equipped with opti-idle devices that stop and start the engine in order to keep the cab between 69 degrees in the winter and 73 degrees in the summer while the driver is off-duty.  By not running the engine continuously while the driver is resting, this further reduces our fuel expense.  We also have Auxiliary Power Units (“APUs”) and sleeper-comfort systems such as the Blue-Cool Truck System installed in some tractors.  APU’s and Blue-Cool devices are more expensive to buy, but use less fuel, than opti-idle technology. We will continue our evaluation process related to maintenance expenses, durability and service networks across the country.  We will also review and test appropriate new products that emerge in the rapidly changing idle-management systems market.

Factors that might prevent us from fully recovering fuel cost increases include the competitive environment, presence of deadhead (empty) miles, tractor engine idling and fuel to power our trailer refrigeration units. Such fuel consumption often cannot be attributed to a particular load, and therefore, there is no revenue to which a fuel surcharge may be applied. Also, our fuel surcharges are computed by reference to federal government indices that are released weekly for the prior week. When prices are rising, the price we incur in a given week is more than the price the government reports for the preceding week. Accordingly, we are unable to recover the excess of the current week's actual price to the preceding week's indexed price.  On the other hand, when prices are falling, as they began to do at the end of the third quarter, the lagging index becomes the medium by which we are able to recoup at least some of the unrecovered costs created when prices were rising.

Supplies and Expenses:  Supplies and expenses increased by $136 thousand (1.0%) and decreased by $1.1 million (2.6%) during the three- and nine-month periods ended September 30, 2008, respectively, as compared to the same periods of 2007. The following table summarizes and compares the major components of supplies and expenses for each of the three- and nine month-periods (in millions):

	Three Months		Nine Months
Amount of Supplies and Expenses Incurred for	2008	2007	2008	2007
Fleet repairs and maintenance	$4.2	$3.9	$12.3	$11.8
Freight handling	2.7	3.3	8.3	9.0
Driver travel expenses	0.9	0.8	2.5	2.1
Tires	1.4	0.9	4.0	3.7
Terminal and warehouse expenses	1.6	1.6	4.6	4.6
Driver recruiting	1.0	1.4	2.7	4.2
Other	2.3	2.0	5.5	5.5
	$14.1	$13.9	$39.9	$40.9

Fleet repairs and maintenance were up $300 thousand for the quarter and by $500 thousand year-to-date, comparing 2008 to 2007.  Most of the increase was due to the increased size of our trailer fleet to accommodate our intermodal operations.  In addition, approximately half of the fleet is nearing the end of its useful life and will be replaced within the next thirteen months.  Older equipment requires additional maintenance.

Driver recruiting expenses were down $400 thousand for the quarter and by $1.5 million year-to-date, comparing 2008 to 2007. The lack of availability of qualified truck drivers has been a challenge for our industry for many years, and trucking companies usually recruit drivers from other trucking companies. The trucking industry also competes with other trades, such as construction, agriculture and manufacturing, for skilled labor. Inexperienced employee-driver candidates must be properly trained before qualifying to be “solo” drivers, and when we recruit such candidates, we often provide training through an unaffiliated truck-driving school.

As qualified drivers have become harder to find, we have continued to advertise and solicit for employee-drivers and independent contractors. Improved retention of our drivers and contractors is required in order to minimize costs associated with driver and contractor turnover.

During 2007, we made significant progress in the retention of our independent contractors through the development and implementation of a mileage-based agreement, because we can pay more quickly and accurately than with our previous revenue-sharing agreement.  However, we continue to experience attrition in our owner-operator fleets because owner-operators frequently do not have the financial wherewithal to endure soft markets and steeply rising fuel costs.  From the third quarter of 2007 to the second quarter of 2008, our average fuel price rose from $2.78 per gallon to $4.19 per gallon.  It dropped only slightly to an average of $4.00 in the third quarter of 2008.  Despite the recent drops, it is too little, too late, for the financially weak – and that includes many independent contractors.  We will continue to explore and implement other strategies in an effort to retain as many of our key business partners as is feasible.

Claims and Insurance: Claims and insurance expense decreased by $392 thousand (12.5%) and $3.2 million (26.3%) for the three- and nine-month periods ended September 30, 2008, respectively, as compared to the same periods of 2007. The following table summarizes and compares the major components of claims and insurance expense for each of the three- and nine-month periods (in millions):

	Three Months		Nine Months
Claims and Insurance Expense Incurred for	2008	2007	2008	2007
Liability	$2.1	$1.3	$6.7	$7.5
Cargo	0.5	0.9	0.9	2.3
Physical damage, property and other	0.1	0.9	1.4	2.4
	$2.7	$3.1	$9.0	$12.2

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

Under our current policies for liability incidents, we retain all of the risk for losses up to $4 million for each occurrence. Losses between $4 million and $10 million are shared 25% by us and 75% by the insurers.  We are fully insured for losses for each occurrence between $10 million and $50 million. Our existing policies for liability insurance extend through June 1, 2009.  We are monitoring closely the potential impacts on insurance premiums and coverages created by the current national economic situation.

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

Accrued claims on our balance sheets include reserves for over-the-road accidents, work-related injuries, self-insured employee medical expenses and cargo losses. As of September 30, 2008, the aggregate amount of reserves for such claims was $15.8 million, compared to $21.7 million at December 31, 2007.  The primary reason for the decrease was due to the payment of a few large, older claims.  Employee-related insurance costs such as medical expenses and work-related injuries are included in salaries, wages and related expenses in our consolidated condensed statements of profit and loss, while expenses for cargo losses and auto liability are included in claims and insurance expense.

Gains on Sale of Operating Assets:   Such gains were $1.1 million during the first nine months of 2008, as compared to $2.3 million during the same period of 2007.  The periodic amount of such gains depends primarily upon conditions in the market for previously-owned equipment and on the quantity of retired equipment sold.

Operating Income or Loss:   For the three-month period ended September 30, 2008, our income from operations was $3.6 million compared to an operating loss of $1.3 million during the comparable period of 2007.  For the nine-month period ended September 30, 2008, our operating income was $1.9 million as compared to an operating loss of $5.1 million during the same year-to-date period of 2007.

Non-Operating Income and Expense:  Equity in earnings of limited partnerships for 2008 and 2007 was earned from an investment for which we account using the equity method.

We began 2007 with $9.6 million in cash compared to $2.5 million at the beginning of 2008. As of September 30, 2007 and 2008, our cash was $8.7 million and $2.2 million, respectively.  Because we invest our cash balances, and we had less cash to invest during 2008 compared to 2007, our interest income for the nine months ended September 30, 2008 was $505 thousand less than the comparable period of last year.

When we sell assets such as tractors and trailers that we owned and used in our operations, any gain or loss from the sale is a component of our income or loss from operations.  When we sell assets such as real estate that were not used in our operations, any gain or loss is a component of non-operating income or expense.  During June 2008, we sold real estate that we had been leasing to a business we sold during 2001.  That sale generated a gain of nearly $600 thousand and is the primary contributor to our 2008 year-to-date non-operating income.

Pre-Tax and Net Income or Loss:   For the nine-month period ended September 30, 2008, our pre-tax income was $2.4 million compared to a pre-tax loss of $4.7 million during the comparable period of 2007.  For the three-month period ended September 30, 2008, our pre-tax income was $3.5 million as compared to a pre-tax loss of $1.0 million during the same period of 2007.

 Our effective tax rate (income tax expense or benefit divided by pre-tax income or loss) for the third quarter of 2008 was 67%, 32 percentage points higher than the 35% statutory federal rate, as a result of non-deductible expenses and state income taxes.

For interim periods, US GAAP requires that we estimate our expected tax rate for the year and use that rate throughout all quarters.  The amount of our income tax benefit or expense and the effective tax rate may vary considerably based on the level of non-deductible expenses relative to our pre-tax income or loss.  It is possible our actual results for the year will differ from our current projections.  If so, our effective tax rate for the year at that time will be different than currently expected.

For the three- and nine-month periods ended September 30, 2008, our net income was $1.4 million and $806 thousand, respectively, as compared to net losses of $3.2 million and $4.1 million for the comparable periods of 2007.

LIQUIDITY AND CAPITAL RESOURCES

Debt and Working Capital:  Cash from our revenue is typically collected between 20 and 50 days after the service has been provided. We continually seek to accelerate our collection of accounts receivable to enhance our liquidity and minimize our debt. Our freight business is highly dependent on the use of fuel, labor, operating supplies and equipment provided by owner-operators. We are typically obligated to pay for these resources within five to fifteen days after we use them, so our payment cycle is a significantly shorter interval compared to our collection cycle. This disparity between cash payments to our suppliers and cash receipts from our customers can create the need for borrowed funds to finance our working capital, especially during the peak time of our fiscal year.

Due to record high fuel prices, the amount we spent on fuel during the first nine months of 2008 was considerably more than before.  We are required to pay fuel vendors quickly, usually between five and ten days of the purchase.  Because our customers do not pay us the related fuel surcharge revenue until a few weeks later, the amount of working capital needed to fund our accounts receivable has risen.

As of September 30, 2008, our working capital (current assets minus current liabilities) was $40.0 million, as compared to $32.3 million as of December 31, 2007.  Accounts receivable increased by $10.3 million (19.5%) at September 30, 2008 as compared to December 31, 2007.  Conversely, working capital associated with federal and state income taxes decreased by $3.5 million, largely reflecting a refund received from the IRS earlier in the year.

Our primary needs for capital resources are to finance working capital, expenditures for property and equipment and, from time to time, acquisitions. Working capital investment typically increases during periods of sales expansion when higher levels of receivables occur.

We had $5.8 million in long-term debt as of September 30, 2008.  After commitments for various letters of credit primarily related to our insurance programs, the available portion of our $50 million revolving credit facility was approximately $39 million. The credit agreement expires in 2010. As of September 30, 2008, we were in compliance with all of our restrictive covenants and we project that our compliance will remain intact through 2008. Our credit agreement restricts our ability to pay cash dividends in excess of each quarters’ net income.   Since 2006, we have been paying quarterly cash dividends of three cents per share, currently about $500 thousand per quarter.  We reported net losses in 2007 and early 2008 and were required to obtain consents from our banks for dividend payments, but the net income we earned during the third quarter of 2008 was sufficient for a three-cent dividend without requesting additional bank approval.  Because of our improving results, we project that our net income will remain at a level sufficient to continue paying a three-cent quarterly dividend.

We believe the funds available to us from our working capital, future operating cash flows and our credit and leasing facilities will be sufficient to finance our operations during the next twelve months.

Cash Flows: During the nine-month period ended September 30, 2008, cash provided by operating activities was $3.0 million as compared to $8.9 million cash provided by operating activities during the same period of 2007.  Operating cash flows were negatively impacted during the first nine months of 2008 as compared to the same period of 2007 by, among other things, changes in other current assets, accounts payable, accounts receivable and accrued liabilities.  In particular, accounts receivable were up $10.3 million during 2008, largely as the result of increased fuel surcharges billed to our customers.  Because the fuel is paid to our vendors well within a week and the corresponding fuel surcharge is not collected from our customers for thirty to forty five days, the increased fuel costs temporarily consume a great deal of cash.

During 2007, we received a $5.8 million income tax refund for the overpayment of estimated taxes during the first half of 2006. This compares to  $3.7 million in state and federal income tax refunds for 2007 received in the first nine months of 2008.

The total of depreciation and amortization expenses during the nine-month periods ended September 30, 2008 and 2007 were $17.6 million and $18.2 million, respectively.

Cash flows from investing activities changed from $656 thousand in cash used in the first nine months of 2007 to $7.8 million in cash used during the comparable period of 2008. Increased expenditures for property and equipment net of proceeds from the sale of retired assets accounted for the majority of the change.

In 2007, we collected nearly $3.0 million in cash for equipment sold in 2006, compared to $600 thousand collected in the first nine months of 2008 for equipment sold in 2007.

During the first nine months of 2008, financing activities provided $4.6 million. For the same period of last year, we used cash of $9.2 million for financing activities.  In the first nine months of 2008, we purchased 34 thousand shares of our common stock.  During the same nine-month period of 2007, we purchased 840 thousand shares of our common stock.  Other significant changes in cash flows involving financing activities included net borrowings of $5.8 million during the first nine months of 2008 compared to net payments of $4.9 million during the same period of 2007.

 CONTRACTUAL OBLIGATIONS

As of September 30, 2008, we had $5.8 million in outstanding debt and we had issued letters of credit for insurance purposes in the amount of $5.6 million. The table below sets forth information as to the amounts of our obligations and commitments as well as the year in which they will become due (in millions):

Payments Due by Year	Total	2008	(1)	2009-2010	2011-2012	After 2012
Long-term debt and letters of credit	$11.4	$--		$11.4	$--	$--
Purchase obligations	26.2	26.2		--	--	--
Operating leases for
Rentals	85.3	8.7		49.8	19.0	7.8
Residual guarantees	5.2	0.5		2.6	2.1	--
Total	$128.1	$35.4		$63.8	$21.1	$7.8

(1)	Represents amounts due between October 1, 2008 and December 31, 2008.

As of September 30, 2008, we had non-cancellable contracts to purchase tractors and trailers totaling $26.2 million during 2008.  We expect to lease many of these assets when they are placed into service.

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

At September 30, 2008, the amount of our obligations to lessors for residual guarantees did not exceed the amount we expect to recover from the manufacturer.

NEW ACCOUNTING PRONOUNCEMENTS

Beginning January 2008, we adopted two new accounting pronouncements:
•
Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”).  This statement establishes a framework for measuring fair value in US GAAP and expands disclosures about fair value measurements.  In February 2008, the FASB issued FASB Staff Position ("FSP") FAS 157-2,   Effective Date of FASB Statement No. 157, to provide a one-year deferral of the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed in financial statements at fair value on a recurring basis (that is, at least annually).  For nonfinancial assets and nonfinancial liabilities subject to the deferral, the effective date of SFAS 157 is postponed to fiscal years beginning after November 15, 2008.  The adoption of this statement did not have a significant effect on our consolidated financial statements.

•
Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities,  including an amendment of FASB Statement No. 115   (“SFAS 159”).  SFAS 159 provides companies with an option to report selected financial assets and financial liabilities at fair value, which can be elected on an instrument-by-instrument basis. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The adoption of this statement did not have a significant effect on our consolidated financial statements.

In addition, there are new accounting pronouncements that we will be required to adopt in 2009.  Based on our current understanding, we do not expect that adoption of any of these pronouncements will have an immediate or material effect on our consolidated financial statements.

•
On October 10, 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for that Asset is not Active, which provides guidance on how to value financial assets subject to inactive markets.

•
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141R”), which replaces FASB Statement No. 141, Business Combinations (as amended).  SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS 141R also establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired.  SFAS 141R also establishes disclosure requirements which will enable users of the financial statements to evaluate the nature and financial effects of the business combination, measures contingent consideration at the acquisition-date fair value and requires transaction costs to be recognized as expense in the period in which they are incurred.

•
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 Consolidated Financial Statements (as amended) (“SFAS 160”).  SFAS 160 requires that accounting and reporting for noncontrolling (minority) interests will be recharacterized as noncontrolling interests and classified as a component of equity.  SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  This statement is effective as of the beginning of an entity’s first fiscal year that begins after December 15, 2008.  All of our subsidiaries are wholly-owned by us.

•
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged.  We presently have no derivative instruments or hedging activities.

•
In April 2008, FSB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”).  FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets.  This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions.

•
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 provides a consistent framework for determining what accounting principles should be used when preparing US GAAP financial statements. Previous guidance did not properly rank the accounting literature. The new standard is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.

•
In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to clarify that all outstanding unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities. An entity must include participating securities in its calculation of basic and diluted earnings per share (“EPS”) pursuant to the two-class method, as described in FASB Statement 128, Earnings per Share. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. We intend to adopt FSP EITF 03-6-1 effective January 1, 2009 and apply its provisions retrospectively to all prior-period EPS data presented in our financial statements.  We have periodically issued share-based payment awards that contain nonforfeitable rights to dividends and are in the process of evaluating the impact that the adoption of FSP EITF 03-6-1 will have on our consolidated financial statements.

No other new accounting pronouncement issued or effective had, or is expected to have, a material impact on our consolidated financial statements.

 OUTLOOK

This report contains information and forward-looking statements that are based on management’s current beliefs and expectations and assumptions which are based upon information currently available.  Forward-looking statements include statements relating to plans, strategies, objectives, expectations, intentions, and adequacy of resources, and may be identified by words such as “will”, “could”, “should”, “believe”, “expect”, “intend”, “plan”, “schedule”, “estimate”, “project”, and similar expressions.  These statements are based on current expectations and are subject to uncertainty and change.

Although management believes that the expectations reflected in such forward-looking statements are reasonable, there can be no assurance that such expectations will be realized.  Should one or more of the risks or uncertainties underlying such expectations not materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those expected.

Among the key factors that are not within management’s control and that may cause actual results to differ materially from those projected in such forward-looking statements are national and global economic conditions, demand for the company’s services and products, and our ability to meet that demand, which may be affected by, among other things, competition, weather conditions and the general economy, the availability and cost of labor, our ability to negotiate favorably with lenders and lessors, the level of credit generally available in the capital markets, the effects of terrorism and war, the availability and cost of equipment, fuel and supplies, the market for previously-owned equipment, the impact of changes in the tax and regulatory environment in which the company operates, operational risks and insurance, risks associated with the technologies and systems we use and the other risks and uncertainties described in our filings with the Securities and Exchange Commission.

OFF-BALANCE SHEET ARRANGEMENTS

We utilize non-cancelable operating leases to finance a portion of our revenue equipment acquisitions. As of September 30, 2008, we leased 1,203 tractors and 2,342 trailers under operating leases with varying termination dates ranging from 2008 to 2015. Vehicles held under operating leases are not carried on our balance sheet, and lease payments for such vehicles are reflected in our income statements in the line item “Revenue equipment rent”.  Our rental expense related to vehicle operating leases during the three- and nine-months ended September 30, 2008 was $9.0 million and $25.7 million, respectively, as compared to $7.6 million and $22.9 million for the same periods in 2007.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We held no market-risk-sensitive instruments for trading purposes as of September 30, 2008.  For purposes other than trading, we held the following market-risk-sensitive instruments as of September 30, 2008:

Description	Discussion
Rabbi Trust investment ($386 thousand) in 73 thousand shares of our stock.
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

 Item 4.    Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the Company has carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  This evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.  There were no changes in the Company's internal control over financial reporting that occurred during the third quarter of fiscal 2008 that have materially affected, or that are reasonably likely to materially affect, the Company's internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.  Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding disclosures.

The Company has confidence in its disclosure controls and procedures.  Nevertheless, the Company's management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all errors or intentional fraud.  An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of such internal controls are met.  Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II.  OTHER INFORMATION

  PART II.  OTHER INFORMATION

 Item 1.    Legal Proceedings

We are party to routine litigation incidental to our business, primarily involving claims for personal injury, property damage, work-related injuries of employees and cargo losses incurred in the ordinary and routine highway transportation of freight. We also primarily self-insure for employee health care claims.  As of September 30, 2008, the aggregate amount of reserves for such claims on our consolidated condensed balance sheet was $15.8 million. We maintain excess insurance programs and accrue for expected losses in amounts designed to cover liability resulting from such claims.

On January 4, 2006, Owner Operator Independent Drivers Association, Inc., Warrior Transportation, Roy Clark, and Gregory Colvin d/b/a Wolverine Trucking, Inc. filed a lawsuit in the U.S. District Court for the Northern District of Texas, Dallas Division, on behalf of themselves and all others similarly situated against our principal operating subsidiary FFE Transportation Services, Inc. (“FFE”).  On June 15, 2007, the Court denied Plaintiffs’ motion for class certification, leaving only the Plaintiffs’ individual claims for adjudication.  Those claims were settled, and the entire lawsuit was dismissed with prejudice on October 1, 2008.

On January 8, 2008, a shareholders’ derivative action was filed in the District Court of Dallas County, 192nd District, entitled James L. and Eleanor A. Gayner, Individually and as Trustees of The James L. & Eleanor 81 UAD 02/04/1981 Trust, Derivatively On Behalf of Frozen Food Express Industries, Inc. v. Stoney M. Stubbs, Jr., et al .  This action alleges that certain of our current and former officers and directors breached their respective fiduciary duties in connection with our equipment lease arrangements with certain related-parties, which were terminated in September 2006.  The shareholders seek, putatively on our behalf, an order that the lease arrangements were null and void from their origination, an unspecified amount of damages, the imposition of a constructive trust on any benefits received by the defendants as a result of their alleged wrongful conduct, and recovery of attorneys’ fees and costs.  A special litigation committee (“SLC”) consisting solely of independent directors has been created to investigate the claims in the derivative action.  As permitted by Texas law, we requested the derivative action be stayed while the SLC conducts its investigation, which was opposed by the plaintiffs.  On March 25, 2008, the Court granted our request for the stay, through May 22, 2008.  The stay was subsequently extended through September 15, 2008.  The SLC is continuing its consideration of the matter.

 Item 1A.    Risk Factors

There have been no material changes to the factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007.  However, there has recently been widespread concern over the economy in general, and the credit markets in particular.  If the economy and credit markets continue to weaken, our business could be affected.  Many of our customers are small businesses; if our customers are forced to slow their payment cycles, our cash flows could be negatively affected as well as our access to capital and increased costs of capital.

We rely on the insurance industry for protection against significant losses, principally with regard to claims for over-the-road accidents and work-related injuries.  Various providers of insurance to the trucking industry have recently shown signs of financial stress, and the United States government has injected capital into one of our major insurance providers.  A failure of a major insurance company could have significant detrimental effects on the insurance industry as a whole.  Such an occurrence could require us to seek alternative sources for insurance, which may only be available at a significantly higher cost, if at all.  Many jurisdictions require that truckers have adequate insurance in force in order to operate on their highways.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The following table includes information about our common stock repurchases during the three-month period ended September 30, 2008.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs (1) (d)
July 1 to July 31, 2008	--	$--	--	1,111,500	(4)
August 1 to August 31, 2008	--	--	--	1,111,500
September 1 to September 30, 2008 (2) (3)	33,514	6.44	--	1,111,500
Total	33,514	$6.44	--

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

(2)
During the third quarter of 2008, an executive officer exchanged 11,764 shares he owned for more than one year as consideration for the exercise of stock options, as permitted by our share option plans.  Such transactions are not deemed as having been purchased as part of our publicly announced plans or programs.

(3)
During the third quarter of 2008, two executive officers and other employees simultaneously exercised 21,750 options and sold the resulting 21,750 shares to the company.  Such transactions are not deemed as having been purchased as part of our publicly announced plans or programs.

(4)	The starting point for this table does not match the ending point reported in our Quarterly Report on Form 10Q for the second quarter of 2008 due to a clerical error in that report.

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

FROZEN FOOD EXPRESS INDUSTRIES, INC.
(Registrant)

Dated: November 7, 2008	By	/s/ Stoney M. Stubbs, Jr.
Stoney M. Stubbs, Jr. Chairman of the Board of Directors and President (Principal Executive Officer)

Dated: November 7, 2008	By	/s/ Thomas G. Yetter
Thomas G. Yetter Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)(17 CFR 240.13a-14(a)). (filed herewith)

31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)(17 CFR 240.13a-14(a)). (filed herewith)

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)