Form 10-K
period 2008-12-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2009-03-06
CIK 39273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Large accelerated filer [    ]  Accelerated filer [ X ]  Non-accelerated filer [    ]   Smaller reporting company [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [    ] No [ X ]

The aggregate market value of 15,322,711 shares of the registrant’s $1.50 par value common stock held by non-affiliates as of June 30, 2008 was approximately $103,428,000 (based upon $6.75 per share).

As of February 13, 2009, the number of outstanding shares of the registrant’s common stock was 16,809,628.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 2008 and Proxy Statement for use in connection with its Annual Meeting of Stockholders to be held on May 20, 2009, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2008, are incorporated by reference in Part III (Items 10, 11, 12, 13 and 14).

-i-

-ii-

FORWARD-LOOKING STATEMENTS

               This Annual Report on Form 10-K contains information and forward-looking statements that are based on management's current beliefs and expectations and assumptions we made based upon information currently available.  Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Any statements not of historical fact may be considered forward-looking statements.  Forward-looking statements include statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources and may be identified by words such as "will", "could", "should", "believe", "expect", "intend", "plan", "schedule", "estimate", "project" or other variations of these or similar words, identify such statements. These statements are based on our current expectations and are subject to uncertainty and change.

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

               Factors that are not within our control that could cause actual results to differ materially from those in such forward-looking statements include demand for our services and products, and our ability to meet that demand, which may be affected by, among other things, competition, weather conditions and the general economy, the availability and cost of labor and owner-operators, our ability to negotiate favorably with lenders and lessors, the effects of terrorism and war, the availability and cost of equipment, fuel and supplies, the market for previously-owned equipment, the impact of changes in the tax and regulatory environment in which we operate, operational risks and insurance, risks associated with the technologies and systems we use and the other risks and uncertainties described in Item 1A, Risk Factors of this report and risks and uncertainties described elsewhere in our filings with the Securities and Exchange Commission (“SEC”).  We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise.

References in the Annual Report to “we”, “us”, “our”, or the Company or similar terms refer to Frozen Food Express Industries, Inc. and it’s consolidated subsidiaries unless the context otherwise requires.

PART I

ITEM 1.  Business

OVERVIEW
Frozen Food Express Industries, Inc. is one of the leading temperature-controlled truckload and less-than-truckload carriers in the United States with core operations in the transport of temperature-controlled products and perishable goods including food, health care and confectionary products.  Service is offered in over-the-road and intermodal modes for temperature-controlled truckload and less-than-truckload, as well as dry truckload.  We also provide brokerage, or logistics services, including ocean, air, and both domestic and international expedited services, as well as dedicated fleets to our customers.

We were incorporated in Texas in 1969, as successor to a company formed in 1946. Our principal office is located at 1145 Empire Central Place, Dallas, Texas 75247-4305.  Our telephone number is (214) 630-8090 and our website is www.ffeinc.com.

Our growth strategy is to expand our business internally by offering shippers a high level of service with expandable shipping capacity.  We market our temperature-controlled truckload services primarily to large shippers that offer consistent volumes of freight within our preferred lanes and are willing to compensate us for our high service level.  We market our temperature-controlled less-than-truckload services to small and large shippers who need the flexibility to ship varying quantities based upon our scheduled departure and delivery times.  Our fleet of 2,029 company and independent contractor tractors allow us to offer high service levels and on-time performance and delivery within narrow time windows at stringent temperature standards.

Our services are further described below:

•
TRUCKLOAD LINEHAUL SERVICE: This service provides for the shipment of a load, typically weighing between 20,000 and 40,000 pounds and usually from a single shipper, which fills the trailer. Normally, a truckload shipment has a single destination, although we are also able to provide multiple deliveries. We are one of the largest temperature-controlled truckload carriers in the United States.

•
DEDICATED FLEETS: This service provides trucks and drivers to handle certain of our customers’ transportation needs, including guaranteed year-around capacity without the capital investment, insurance risks and equipment utilization issues of private fleets. Providing this service allows our customers to eliminate all or a portion of their internal dedicated fleet to lower their customers’ transportation costs and improve the quality of service.

•
LESS-THAN-TRUCKLOAD ("LTL") LINEHAUL SERVICE: This service provides for the shipment of a load, typically consisting of up to 30 shipments, each weighing as little as 50 pounds or as much as 20,000 pounds, from multiple shippers destined to multiple locations. Our temperature-controlled LTL operation is the largest in the United States and the only one offering regularly scheduled nationwide service. In providing temperature-controlled LTL service, multi-compartment trailers enable us to haul products requiring various levels of temperatures in a single load.

•
BROKERAGE: Our brokerage operation helps us to balance the level of demand in our core business. Orders for shipments to be transported for which we have no readily available transportation assets are assigned to other unaffiliated motor carriers through our brokerage service. Our services also include ocean, air, and both domestic and international expedited services.  We establish the price to be paid by the customer, invoice the customer and pay the service provider. We also assume the credit risk associated with the transaction.

•
EQUIPMENT RENTAL: Revenue from equipment rental includes amounts we charge to independent contractors for the use of trucks we own and lease to them.  We also provide refrigerated trailers for the storage and transportation of perishable items in regions affected by natural disasters or as our customers desire.

The following table summarizes and compares the components of our revenue for each of the years in the five-year period ended December 31, 2008:

	(in thousands)
Revenue from:	2008	2007	2006	2005	2004
Truckload linehaul services	$214,348	$212,416	$237,464	$263,218	$258,700
Dedicated fleets	24,609	17,861	21,121	31,493	20,272
Less-than-truckload linehaul services	124,091	127,438	129,764	131,151	123,185
Fuel surcharges	109,144	73,391	75,084	63,520	31,718
Brokerage	13,142	15,586	12,506	15,607	24,921
Equipment rental	5,202	5,522	7,782	9,028	5,893
Total revenue	$490,536	$452,214	$483,721	$514,017	$464,689

Additional information regarding our business is presented in the Notes to Consolidated Financial Statements included in Item 8 and in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K.

Temperature-controlled transportation: The products we haul include meat, ice, poultry, seafood, processed foods, candy and other confectionaries, dairy products, pharmaceuticals, medical supplies, fresh and frozen fruits and vegetables, cosmetics, film and Christmas trees. In the temperature-controlled market, it may be necessary to keep freight frozen, as with ice; to keep freight cool, as with candy; or to keep freight from freezing. The common and contract hauling of temperature-sensitive cargo is highly fragmented and comprised primarily of carriers generating less than $50 million in annual revenue.  In addition, many major food companies, food distribution firms and grocery chain companies transport a portion of their freight with their own fleets.

Non-temperature-controlled transportation: Our non-temperature-controlled (“dry”) trucking fleet conducts business under the brand American Eagle Lines ("AEL"). AEL accounts for approximately 32% of our truckload linehaul revenue. AEL serves the dry truckload market throughout the United States, Mexico and Canada. Also, during 2008, about 10% of the truckload shipments transported by our temperature-controlled fleets were of dry commodities.

Intermodal transportation:  In providing our truckload linehaul service, we often engage railroads to transport shipments between major cities. In such an arrangement, loaded trailers are transported to a rail facility and placed on flat rail cars for transport to their destination. Upon arrival, we pick up the trailer and deliver the freight to the consignee. Intermodal service is generally less costly than using one of our own trucks, but other factors including delivery schedules also influence our decision to utilize intermodal services.

MARKETING AND OPERATIONS

Our temperature-controlled and non-temperature-controlled trucking operations serve nearly 10,000 customers in the United States, Mexico and Canada.  Revenue from international activities was less than 1% of total revenue during each of the past five years.

Excluding fuel surcharges, temperature-controlled shipments account for about 81% of our total revenue.  Our customers are involved in a variety of products including food products, pharmaceuticals, medical supplies and household goods. Our customer base is diverse in that our top 5, 10 and 20 largest customers accounted for 24%, 34% and 43%, respectively, of our revenue during 2008. None of our markets are dominated by any single competitor nor did any customer account for more than 10% of total revenue during any of the past five years.  We compete with several hundred other trucking companies. The principal methods of competition are price, quality of service and availability of equipment needed to satisfy customer requirements.

We approach our business as an integrated effort of marketing and operations.  Our marketing efforts are heavily focused on service versus being the lowest cost provider.  We target large shippers of temperature sensitive products for our truckload services as well as smaller shippers of temperature sensitive products for our LTL services.  Additionally, we service and market directly to shippers for non-temperature-controlled product.  During 2008, the Company restructured its sales process to focus on vertical sales efforts to our customers providing them with a one stop provider for any of their needs including brokerage and dedicated services.

Our marketing efforts are conducted by a staff of dedicated sales, customer service and support personnel under the supervision of our senior management team.  Marketing personnel travel within their regions to solicit new customers and maintain contact with existing customers.  We have a national sales force team of individuals that focus primarily on large truckload temperature-controlled shippers.  Additionally, we have a network of company owned logistics stations that market and sell our brokerage services, which include temperature-controlled, dry van and other specialized needs of our customers not typically offered by other carriers, including ocean, air, and expedited domestic and international services.

Our operations personnel strive to improve our asset utilization by seeking freight that allows for rapid turnaround times, minimizes empty miles, carries favorable rate structures and allows our drivers to remain within our preferred network of lanes.  Once we have established a relationship with a customer, customer service managers work closely with our fleet managers to match the customer’s needs with our capacity.  Load planners or dispatchers utilize various optimization solutions to assign loads, meet the customer’s needs and the routing needs of our drivers.  We attempt to route most of our trucks over preferred lanes, which we believe assists us in meeting our customer’s needs, balancing traffic, reducing empty miles and improving the reliability of our delivery schedules.  Within our LTL services, we provide for regularly scheduled pick-up and delivery times so our customers can depend upon a pre-existing schedule.

DRIVERS AND OTHER PERSONNEL

We select drivers using specific guidelines for safety records, driving experience and personal evaluations.  We believe that maintaining a safe and professional driver group is essential to providing excellent customer service, safer roads for other drivers and achieving profitability.  We maintain stringent screening, training and testing procedures for our drivers to reduce the risk for accidents and thereby controlling our insurance and claim costs.  We train our drivers at our service centers in all phases of our policies and operations including safety techniques, fuel-efficient operation of the equipment and customer service.  We also offer computer and audio based training through our website.  All drivers must also pass United States Department of Transportation (“DOT”) required tests prior to commencing employment.

At December 31, 2008 we had 1,732 company drivers and 400 independent contractors.  Our turnover for company drivers was approximately 98% compared to industry averages exceeding 120%.  We find that if we can retain a driver beyond the first 12 months, we have a much better opportunity to retain them for a longer period of time.  We pay our company drivers on a fixed rate per mile basis and the independent contractors either a percentage of the earned revenue or on a per mile basis.

We actively seek to expand our fleet with equipment provided by independent contractors.  These independent contractors provide tractors to pull our loaded trailers.  We generally utilize the independent contractors based upon our existing capacity and the needs of our customers as those needs increase or decrease.  At the end of 2008, we had 283 independent contractors providing truckload services and 117 providing LTL services.  Each independent contractor pays for their driver wages, fuel, equipment related expenses and other transportation costs.  We bill the customer and pay the independent contractor upon proof of delivery to the destination.  The Company assumes the credit risk with the customer and provides all customer support.

Competition in the trucking industry for qualified drivers is intense.  Our operations have been impacted from time-to-time based upon the pool of qualified drivers.  The general economy affects our ability to recruit and retain drivers.  As the general economy slows, more individuals elect to enter into the driver pool.  When the economy strengthens, drivers are attracted to other employment opportunities and generally leave the pool.

At December 31, 2008, we had 2,587 employees.  This consists of 1,732 drivers, 610 warehouse and service center support individuals including maintenance personnel and 245 support personnel, which includes management, the sales force and administration.  None of our employees are represented by a collective bargaining unit, and we consider relations with our employees to be good.

FUEL

We are dependent on diesel fuel for our transportation services, and we and our customers are impacted by the volatility of fuel prices.  The price and availability of diesel fuel can vary significantly and are subject to political, economic and market factors that are beyond our control.  While we do not hedge our exposure to volatile energy prices, we attempt to minimize our exposure by buying in bulk in Dallas and at various facilities throughout the country.  In addition, we negotiate nationwide volume purchasing arrangements for our drivers in transit.  During 2008, approximately 84% of our fuel purchases were made within this national network.

We further manage the price volatility through fuel surcharge programs with our customers. Fuel surcharge programs are intended to offset the increased fuel expenses we incur when prices escalate.  However, as the Company adjusts fuel surcharge factors on a weekly basis, it may not fully recover price increases in the preceding week.  We have historically been able to pass through most long-term increases in fuel in the form of surcharges to our customers.

Factors that could prevent us from fully recovering fuel cost increases include the competitive environment, empty miles, out-of-route miles, tractor engine idling and fuel to power our trailer refrigeration units. Such fuel consumption often cannot be attributed to a particular load and therefore, there is no incremental revenue to which a fuel surcharge may be applied.

In most years, states increase fuel and road use taxes. Our recovery of future increases or realization of future decreases in fuel prices and fuel taxes, if any, will continue to depend upon competitive freight market conditions.

INSURANCE AND CLAIMS

We self-insure for a portion of our claims exposure resulting from workers’ compensation, auto liability, general liability, cargo and property damage claims and employees’ health insurance.  We are also responsible for our proportionate share of the legal expenses related to such claims.  We reserve currently for anticipated losses and related expenses and periodically evaluate and adjust our insurance and claims reserves to reflect our experience.  We are responsible for the first $4.0 million on each auto and general liability claim and $300,000 for employees’ health claims.  We are also responsible for the first $1.0 million for workers’ compensation claims generated outside of Texas and for $500,000 on work injury claims filed in Texas.  We carry excess insurance for which we are responsible for 25% of the losses between $4.0 million and $10.0 million per occurrence.  We are fully insured for liability exposures between $10.0 million and $50.0 million.  We are fully insured between our retention of $500,000 and $1.0 million for Texas work injury claims and between our retention of $1.0 million and state statutory limits for workers’ compensation claims outside of Texas.  We utilize a $300,000 stop-loss retention on employee health claims.  We have $5.6 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities.

Insurance companies have raised premiums for many businesses, including transportation companies.  As a result, our insurance and claims expense could increase, or we could raise our self-insured retention when our policies are renewed in mid-2009.  We believe our risk management program is founded on the continual enhancement of safety in our operations.  Our safety department conducts programs that include driver education and over-the-road observation and requires that drivers meet or exceed specific safety guidelines, driving experience, drug testing and physical examinations.

Our insurance and claim accruals represent our estimate of ultimate claims outcomes and are established based on the information available at the time of an incident.  As additional information regarding the incident becomes available, any necessary adjustments are made to previously recorded amounts, including any expenses related to the incident.  We use an independent actuary to assist in developing reserve amounts.

  INFORMATION TECHNOLOGY

                Continued investment in information technology is essential to a successful temperature-controlled trucking operation. On a typical day, our LTL system handles about 6,000 shipments - about 4,000 on the road, 1,000 being delivered and 1,000 being picked up. In 2008, our LTL operation handled almost 273,000 individual shipments.  The Company schedules, on average, 600 truckload shipments per day.

                Our truckload and LTL fleets use computer and satellite technology to enhance efficiency and customer service. The satellite-based communications system provides automatic hourly position updates of each truckload tractor and permits real-time communication between operations personnel and drivers. Dispatchers relay pick-up, delivery, weather, road and other information to the drivers while shipment status and other information is relayed by the drivers to our computers via the satellite.

The Company has also invested in the following technology that we believe allows us to operate more efficiently:

•
Freight optimization software that assists us in selecting loads that match our overall criteria, including profitability, repositioning, identifying capacity for expedited loads, driver availability and home time, and other factors;

•	Fuel-routing software that optimizes the fuel stops for each trip to take advantage of volume discounts available in our national fuel network;

•	Electronic data interchange and internet communication with various customers concerning freight tendering, invoices, shipment status and other information;

•	Costing software that allows us to develop the appropriate pricing to our customers and to determine the profitability of specific moves; and

•	Trailer tracking devices utilizing global positioning system technology.

REVENUE EQUIPMENT

               We operate premium company-owned tractors in order to help attract and retain qualified employee-drivers, promote safe operations, minimize repair and maintenance costs and ensure dependable service to our customers. We believe the higher initial investment for our equipment is recovered through more efficient vehicle performance offered by such premium tractors and improved resale value. Major repair costs are mostly recovered through manufacturers' warranties, but routine and preventative maintenance is our responsibility.

               Changes in the size of our fleet depend upon developments in the nation's economy, demand for our services and the availability of qualified drivers. Continued emphasis will be placed on improving the operating efficiency and increasing the utilization of the fleet through enhanced driver training and retention and reducing the percentage of empty, non-revenue producing miles.

                As of December 31, 2008, we operated a fleet of 2,029 tractors, including 1,629 company-owned tractors and 400 tractors supplied by independent contractors.  The average age of our tractors was approximately 2.3 years.  We typically replace our tractors within 42 months after purchase.  As of December 31, 2008, we maintained 4,179 company-owned trailers, which were substantially company-owned.  Our general policy is to retire our trailers between seven and ten years of service.  Occasionally, we retain older equipment for use in local delivery operations.  The following represents a breakdown of the age of our tractors and trailers at the end of 2008 and 2007:

	Age in Years
Tractors	Less than 1		1 through 3		More than 3		Total
	2008	2007	2008	2007	2008	2007	2008	2007
Company-owned and leased	402	204	800	918	427	379	1,629	1,501
Owner-operator provided	101	161	170	311	129	102	400	574
	503	365	970	1,229	556	481	2,029	2,075

	Age in Years
Trailers	Less than 1		1 through 5		More than 5		Total
	2008	2007	2008	2007	2008	2007	2008	2007
Company-owned and leased	539	456	2,138	2,345	1,502	1,241	4,179	4,042
Owner-operator provided	--	--	--	--	3	4	3	4
	539	456	2,138	2,345	1,505	1,245	4,182	4,046

Approximately three-fourths of our trailers are insulated and equipped with refrigeration units capable of providing the temperature control necessary to handle perishable freight. Trailers that are used primarily in LTL operations are equipped with movable partitions permitting the transportation of goods requiring different temperatures. We also operate a fleet of non-refrigerated trailers in our non-temperature-controlled truckload operation. Company-operated trailers are primarily 102 inches wide. Truckload trailers used in dry freight and temperature-controlled linehaul operations are primarily 53 feet long.

The federal government has continued to mandate new technology for truck engines. The new technology is designed to reduce emissions from diesel engines, which generally reduces miles per gallon.   In 2007 and 2008, we placed 552 trucks with the Environmental Protection Agency (“EPA”) compliant engines in service and expect to add another 473 as replacements for older tractors in 2009.  While the EPA-compliant engines are more costly to purchase and maintain, we are committed to the EPA’s Smart-Way Partner Program to minimize the negative environmental impacts of diesel-powered equipment.

INTERNATIONAL OPERATIONS

Service to and from Canada is provided using tractors from our fleets. We partner with Mexico-based trucking companies to facilitate freight moving both ways across the southern United States border. Freight moving from Mexico is hauled in our trailers to the border by the Mexico-based carrier, where the trailers are exchanged. Southbound shipments work much the same way. This arrangement has been in place for more than ten years, and we do not expect to change our manner of dealing with freight to or from Mexico.  Changes in United States, Canadian, or Mexican government regulations could cause us to change on operations, including border management, taxation, or various transportation and safety practices.  Less than 1% of our consolidated linehaul revenue during 2008 involved international shipments, all of which was billed and collected in United States currency.

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

                During 2005, the Federal Motor Carrier Safety Administration ("FMCSA") began to enforce changes to the regulations that govern drivers' hours of service. Hours of Service ("HOS") rules issued by the FMCSA, in effect since 1939, generally limit the number of consecutive hours and consecutive days that a driver may work. The new rules reduced by one hour the number of hours that a driver may work in a shift, but increased by one hour the number of hours that a driver may drive during the same shift. Drivers often are working at a time they are not driving. Duties such as fueling, loading and waiting to load count as part of a driver's shift that are not considered driving. Under the old rules, a driver was required to rest for at least eight hours between shifts. The new rules increased that to ten hours, thereby reducing the amount of time a driver can be "on duty" by two hours.

We believe we are well equipped to minimize the economic impact of the current HOS rules on our business.  In many cases, we have negotiated time delay charges with our customers.  Additionally, we work directly with our customers in an effort to managing our drivers’ non-driving activities such as loading, unloading or waiting and we continue to actively communicate with our customers regarding these matters.  We also are able to assess detention and other charges to offset losses in productivity resulting from the current HOS regulations.

                We have experienced higher prices for new tractors over the past few years, partially as a result of government regulations applicable to newly manufactured tractors and diesel engines. The entire linehaul sleeper fleet has either the 2004-EGR (“Exhaust-Gas Recirculation”) or the 2007-EGR EPA-mandated engines.  Further restrictions for clean air compliance will be mandated by the EPA for all engines manufactured after January 1, 2010.  While the 2010 engines will further increase the costs of our equipment, we plan to continue with our normal equipment replacement cycles.

We are also subject to various environmental laws and regulations by various state regulatory agencies with respect to certain aspects of our operations including the handling of hazardous materials, fuel storage tanks, air emissions from our trucks and engine idling.

SEASONALITY

                Our temperature-controlled truckload operations are affected by seasonal changes. The growing seasons for fruits and vegetables in Florida, California and Texas typically create increased demand for trailers equipped to transport cargo requiring refrigeration. Our LTL operations are also impacted by the seasonality of certain commodities. LTL shipment volume during the winter months is normally lower than other months. Shipping volumes of LTL freight are usually highest during July through October.  LTL volumes also tend to increase in the weeks before holidays such as Thanksgiving, Christmas and Easter when significant volumes of food and candy are transported.

INTERNET WEB SITE

                We maintain a web site, www.ffeinc.com, on the Internet where additional information about our company is available. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, press releases, earnings releases and other reports filed with and furnished to the SEC, pursuant to Section 13 or 15(d) of the Exchange Act are available, free of charge, on our web site as soon as practical after they are filed.

                We have adopted a Code of Business Conduct and Ethics for our Board of Directors, our Chief Executive Officer, principal financial and accounting officer and other persons responsible for financial management and our employees generally. We also have charters for the Audit Committee, Compensation Committee, and Nominating Committee of our Board of Directors. Copies of the foregoing documents may be obtained on our web site, and such information is available in print to any shareholder who requests it.  Such requests should be made to the Senior Vice President and Chief Financial Officer at 1145 Empire Central Place, Dallas, Texas 75247-4305.

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

ITEM 1A.   Risk Factors

The following factors are important and should be considered carefully in connection with any evaluation of our business, financial condition, results of operations, prospects, or an investment in our common stock.  The risks and uncertainties described below are those we currently believe may materially affect our company or our financial results.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations or affect our financial results.

Our business is subject to general economic factors and business risks that are largely out of our control, any of which could have a material adverse effect on our operating results. Our business is subject to general economic factors and business factors that may have a materially adverse effect on our results of operations, many of which are beyond our control.  These factors include excess capacity in the trucking and temperature-controlled industry, strikes, or other work stoppages, significant increases in interest rates, fuel costs, taxes and license and registration fees.  Recessionary economic cycles, changes in customers' business activities and excess tractor or trailer capacity in comparison with shipping demands could materially impact our operations.  Economic conditions that decrease shipping demand, as we experienced in 2008, or an increase in the supply of tractors and trailers generally available in the transportation sector of the economy can exert downward pressure on our equipment utilization, thereby decreasing asset productivity. Economic conditions also may adversely impact our customers and their ability to pay for our services.

Recently, there has been widespread concern over the instability of the credit markets and the current credit market effects on the economy. If the economy and credit markets continue to weaken, our business, financial results, and results of operations could be materially and adversely affected, especially if consumer confidence continues to decline and domestic spending decreases. Additionally, the stresses in the credit market have caused uncertainty in the equity markets, which may result in volatility of the market price for our securities.

If the credit markets continue to erode, we also may not be able to access our current sources of credit and our lenders may not have the capital to fund those sources.  We may need to incur indebtedness or issue debt or equity securities in the future to fund working capital requirements, make investments in revenue generating equipment, or for general operating purposes. As a result of contractions in the credit market, as well as other economic trends in the credit market industry, we may not be able to secure financing for future activities on satisfactory terms, or at all. If we are not successful in obtaining sufficient financing because we are unable to access the capital markets on financially economical or feasible terms, it could impact our ability to provide services to our customers and may materially and adversely affect our business, financial results, current operations, results of operations and potential investments.

It is not possible to predict the effects on the economy or consumer confidence of actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against a foreign state or group located in a foreign state, or heightened security requirements.

We operate in a highly competitive and fragmented industry and numerous competitive factors could impair our growth and profitability.  Some of these factors include:

•	We compete with many other transportation carriers of varying sizes, some of which have more equipment and greater capital resources than we do or have other competitive advantages;
•
Some of our competitors periodically reduce their freight rates to gain business, especially during times of reduced growth rates in the economy, which may limit our ability to maintain or increase freight rates or maintain our profitability levels;

•
Many customers reduce the number of carriers they use by selecting so-called “core carriers” as approved transportation service providers or current bids from multiple carriers, and in some instances we may not be selected;

•
Many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in the loss of some business to competitors as a core carrier;

•	Certain of our customers that operate private fleets to transport their own freight could decide to expand their operations;
•	Competition from freight logistics and brokerage companies may negatively impact our customer relationships and freight rates; and
•	Economies of scale that may be passed onto smaller carriers by procurement aggregation providers may improve such carriers’ ability to compete with us.

We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a materially adverse effect on our business. A significant portion of our revenue is generated from our major customers.  For 2008, our top 20 customers accounted for approximately 43% of our revenue; our top ten customers accounted for 34% of our revenue; and our top five customers accounted for approximately 24% of our revenue.  Generally, we enter into one year agreements with our major customers, which generally do not contain minimum shipment volumes with us.  We cannot ensure that, upon expiration of existing contracts, these customers will continue to utilize our services at the current levels.  Many of our customers periodically solicit bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in a loss of business to one of our competitors.  Some of our customers also operate their own private fleets and the expansion of those fleets may result in lowering the demand for our services with such customers.

Future insurance and claims expense could reduce our earnings.  Our future insurance and claims expense might exceed historical levels, which could reduce our earnings. We self-insure significant portions of our claims exposure resulting from work-related injuries, auto liability, general liability, cargo and property damage claims, as well as employees' health insurance. We currently reserve for anticipated losses and expenses. We periodically evaluate and adjust our claims reserves to reflect our experience. However, ultimate results usually differ from our estimates, which could result in losses in excess of our reserved amounts.

We maintain insurance above the amounts for which we self-insure. Although we believe the aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits. Insurance carriers have raised premiums for many businesses, including transportation companies. As a result, our insurance and claims expense could increase, or we could raise our self-insured retention when our policies are renewed. If these expenses increase, if we experience a claim in excess of our coverage limits, or if we experience a claim for which coverage is not provided, results of our operations and financial condition could be materially and adversely affected.

                 Fluctuations in the price or availability of fuel may increase our cost of operations, which could materially and adversely affect our profitability.  We are subject to risk with respect to purchases of fuel for use in our tractors and refrigerated trailers. Fuel prices are influenced by many factors that are not within our control.

        Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition unless we are able to pass increased costs on to customers through rate increases or fuel surcharges. Historically, we have sought to recover increases in fuel prices from customers through fuel surcharges. Fuel surcharges that can be collected have not always fully offset the increase in the cost of diesel fuel in the past, and there can be no assurance that fuel surcharges that can be collected will offset the increase in the cost of diesel fuel in the future.

        Seasonality and the impact of weather can affect our profitability. Our tractor productivity generally decreases during the winter season because inclement weather impedes operations and some shippers reduce their shipments. At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and harsh weather creating higher accident frequency, increased claims and more equipment repairs. We can also suffer short-term impacts from weather-related events such as hurricanes, blizzards, ice-storms and floods that could harm our results or make our results more volatile.

                We will have significant ongoing capital requirements that could negatively impact our growth and profitability.  The trucking industry is capital intensive, and replacing older equipment requires significant investment. If we elect to expand our fleet in future periods, our capital needs would increase. We expect to pay for our capital expenditures with cash flows from operations, borrowings under our revolving credit facility and leasing arrangements. If we are unable to generate sufficient cash from operations and obtain financing on favorable terms, we may need to limit our growth, enter into less favorable financing arrangements or operate our revenue equipment for longer periods, any of which could impact our profitability.

                We rely on our key management and other employees and depend on recruitment and retention of qualified personnel.  Difficulty in attracting or retaining qualified employee-drivers and independent contractors who provide tractors for use in our business could impede our growth and profitability.   A limited number of key executives manage our business.  Their departure could have a material adverse effect on our operations.  In addition, our performance is primarily dependent upon our ability to attract and retain qualified drivers.  Our independent contractors are responsible for paying for their own equipment, labor, fuel, and other operating costs.  Significant increases in these costs could cause them to seek higher compensation from us or other opportunities. Competition for employee-drivers continues to increase. If a shortage of employee-drivers occurs, or if we were unable to continue to sufficiently contract with independent contractors, we could be forced to limit our growth or experience an increase in the number of our tractors without drivers, which would lower our profitability.

                Service instability in the railroad industry could increase our operating costs and reduce our ability to offer intermodal services, which could adversely affect our revenue, results of operations and customer relationships.   Our intermodal operations are dependent on railroads, and our dependence on railroads may increase if we expand our intermodal services. In most markets, rail service is limited to a few railroads or even a single railroad. Any reduction in service by the railroads may increase the cost of the rail-based services we provide and reduce the reliability, timeliness and overall attractiveness of our rail-based services. Railroads are relatively free to adjust their rates as market conditions change. That could result in higher costs to our customers and impact our ability to offer intermodal services. There is no assurance that we will be able to negotiate replacement of or additional contracts with railroads, which could limit our ability to provide this service and may negatively impact our profitability.

                Interruptions in the operation of our computer and communications systems could reduce our income.    We depend on the efficient and uninterrupted operation of our computer and communications systems and infrastructure. Our operations and those of our technology and communications service providers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, internet failures, computer viruses and other events beyond our control. In the event of a system failure, our business could experience significant disruption. We have established an off-site facility where our data and processing functions are replicated; however, there can be no assurances that the business recovery plan will work as intended or may not prevent significant interruptions of our operations.

                Changes in the availability of or the demand for new and used trucks could reduce our growth and negatively impact our income.    More restrictive federal emissions standards require new technology diesel engines. As a result, we expect to continue to pay increased prices for equipment and incur additional expenses and related financing costs for the foreseeable future. The new engines are also expected to reduce equipment productivity, increase fuel consumption and be more expensive to maintain.

                We have a conditional commitment from our principal tractor vendor regarding the amount we will be paid on the disposal of most of our tractors as part of a trade-in program. We could incur a financial loss upon disposition of our equipment if the vendor cannot meet its obligations under these agreements.

If we are unable to obtain favorable prices for our used equipment, or if the cost of new equipment continues to increase, we will increase our depreciation expense or recognize less gain (or a loss) on the disposition of our tractors and trailers. This may adversely affect our earnings and cash flows.

We operate in a highly regulated industry, and increased costs of compliance with, or liability for violation of, existing or future regulations could have a materially adverse effect on our business.  The DOT and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety and insurance requirements. Our company drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours-of-service.  We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers’ hours-of-service, ergonomics, or other matters affecting safety or operating methods. Other agencies, such as the EPA and the Department of Homeland Security, also regulate our equipment, operations, and drivers.  Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.  We are subject to various environmental laws and regulations dealing with the handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, engine idling, and discharge and retention of storm water. We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances or if we are found to be in violation of applicable laws or regulations, we could be subject to liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a materially adverse effect on our business and operating results.

We may not be able to improve our operating efficiency rapidly enough to meet market conditions.  Because the markets in which we operate are highly competitive, we must continue to improve our operating efficiency in order to maintain or improve our profitability. Although we have been able to improve efficiency and reduce costs in the past, there is no assurance we will continue to do so in the future. In addition, the need to reduce ongoing operating costs may result in significant up-front costs to reduce workforce, close or consolidate facilities, or upgrade equipment and technology.

Our operations could be adversely affected by a work stoppage at locations of our customers. Although none of our employees are covered by a collective bargaining agreement, a strike or other work stoppage at a customer could negatively affect our revenue and earnings and could cause us to incur unexpected costs to redeploy or deactivate assets and personnel.

We are subject to anticipated future increases in the statutory federal tax rate.   An increase in the statutory tax rate would increase our tax expense.  In addition, our net deferred tax liability is stated net of offsetting deferred tax assets.  The assets consist of anticipated future tax deductions for items such as personal and work-related injuries and bad debt expenses, which have been reflected on our financial statements but which are not yet tax deductible.  We will need to generate sufficient future taxable income in order to fully realize our deferred tax assets.  Should we not realize sufficient future taxable income, we may be required to write-off a portion or all of our deferred tax assets, which could materially impact our results of operations and financial condition.  Due to probable tax rate increases in the future, we would be required to adjust our deferred tax liabilities at that time to reflect higher federal tax rates.

Other Risks Related to Our Business. Other risk factors include, but are not limited to, changes in the mix of our services, changes in legislation applicable to us, changes in market demand or our business strategies, potential litigation and claims arising in the normal course of business, credit risk of customers, customer product safety issues from the transportation of temperature-controlled food products and potential diseases that could arise, unexpected government bans of certain exports or imports and other risk factors.

ITEM 1B.    Unresolved Staff Comments

None

ITEM 2.  Properties

At December 31, 2008, we maintained service center or office facilities of 10,000 square feet or more in or near the cities listed below.  We also occupy a number of smaller rented recruiting and sales offices around the country.  Lease terms range from one month to fifteen years. We expect our present facilities are sufficient to support our operations.

The following table sets forth certain information regarding our properties at December 31, 2008:

	Approximate Square Footage	Approximate Acreage	Owned or Leased	Lease Expiration Date
Dallas, TX
Maintenance, service center and freight handling	100,000	80	Owned	NA
Corporate office	34,000	2	Owned	NA
Burlington, NJ	84,000	10	Leased	June 2024
Ft. Worth, TX	34,000	7	Owned	NA
Chicago, IL	37,000	5	Owned	NA
Lakeland, FL	26,000	15	Owned	NA
Newark, NJ	17,000	5	Owned	NA
Atlanta, GA	50,000	13	Owned	NA
Los Angeles, CA	40,000	6	Leased	October 2011
Salt Lake City, UT	12,500	*	Leased	November 2011
Miami, FL	17,500	*	Leased	Monthly
Memphis, TN	11,000	*	Leased	May 2010

*Facilities are part of an industrial park in which we share acreage with other tenants.

Most of our service centers serve as satellite offices for our brokerage operation, FFE Logistics, Inc. (“FFEL”).  In other markets, FFEL also leases small sales offices.

During 2007, we were advised that the owned facility near Newark and the leased facility near Los Angeles had been targeted for eminent domain proceedings by the cities in which they are located.  We have identified an 84,000 square foot replacement property in Burlington, New Jersey and have signed a 15 year lease.  We are currently renovating the facility in preparation for occupancy in mid-year 2009.

With regard to the leased facility near Los Angeles, the city has informed the property owner and us that it plans to construct a maintenance facility on the property.  Our lease expires late in 2011, but the city has indicated its intent to take control of the property within six to nine months of the date of this report.  Accordingly, we are currently looking for a replacement facility, which we intend to lease on a long-term basis.

ITEM 3.   Legal Proceedings

We are involved in litigation incidental to our operations, primarily involving claims for personal injury, property damage, work-related injuries and cargo losses incurred in the ordinary and routine transportation of freight.

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

On January 8, 2008, a shareholders’ derivative action was filed in the District Court of Dallas County, 192nd District, entitled James L. and Eleanor A. Gayner, Individually and as Trustees of The James L. & Eleanor 81 UAD 02/04/1981 Trust, Derivatively On Behalf of Frozen Food Express Industries, Inc. v. Stoney M. Stubbs, Jr., et al.  This action alleged that certain of our current and former officers and directors breached their respective fiduciary duties in connection with our equipment lease arrangements with certain related-parties, which were terminated in September 2006.  The shareholders sought, on our behalf, an order that the lease arrangements were null and void from their origination, an unspecified amount of damages, the imposition of a constructive trust on any benefits received by the defendants as a result of their alleged wrongful conduct, and recovery of attorneys’ fees and costs.  A special litigation committee (“SLC”) consisting solely of independent directors was created to investigate the claims in the derivative action.   The derivative action was stayed while the SLC conducted an investigation.  The parties reached a tentative settlement of the disputed claims upon the conclusion of the SLC's investigation.  The settlement is subject to court approval.  Under the proposed settlement, the Company will make certain corporate governance changes beginning in early March 2009, some of which have already been implemented.

ITEM 4.  Submission of Matters to a Vote of Security Holders

                No matters were submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2008.

PART II

ITEM 5.  Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market for Registrant's Common Equity and Related Shareholder Matters

Our common stock is listed on the NASDAQ Global Select Market under the symbol “FFEX”.  The table below shows the range of high and low bid prices for the quarters indicated on the NASDAQ Global Select Market.  Such quotations reflect inter-dealer prices, without retail markups, markdowns or commissions and therefore, may not necessarily represent actual transactions.  The following table sets forth the high and low prices of our stock within each quarter of the previous two years:

	Price Range
Year Ended December 31, 2008	High	Low
Fourth Quarter	$6.91	$4.01
Third Quarter	7.68	4.98
Second Quarter	8.24	5.94
First Quarter	8.39	5.10

Year Ended December 31, 2007
Fourth Quarter	$7.05	$5.45
Third Quarter	10.82	6.41
Second Quarter	10.91	7.74
First Quarter	8.83	7.41

On February 28, 2009, we had approximately 2,400 beneficial stockholders of our common stock.

During each of the four quarters in 2008 and 2007, we paid a cash dividend of $0.03 per share.  Our Board of Directors anticipates continuing to pay such dividends on a quarterly basis in the future, subject to provisions in our credit agreement that may restrict our ability to do so without first obtaining consent from our lenders.  We have not set any pre-established guidelines as to the per-share or aggregate quarterly amount of such dividends relative to net income or any other measurement.

Repurchase of Equity Securities

In November 2007, our Board of Directors renewed our authorization to purchase up to 1,357,900 shares of our common stock.  The authorization does not specify an expiration date. Shares may be purchased from time to time on the open market or through private transactions at such times as management deems appropriate. Purchases may be increased, decreased or discontinued by our Board of Directors at any time.  At December 31, 2008, there were a total of 1,111,500 remaining authorized shares that could be repurchased.  No shares were repurchased during 2008.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
October 1, 2008 to October 31, 2008	-	-	-	1,111,500
November 1, 2008 to November 30, 2008	833	$6.02	-	1,111,500
December 1, 2008 to December 31, 2008	-	-	-	1,111,500
	833	$6.02	-

During the fourth quarter of 2008, a current employee exchanged 833 shares of restricted stock when it vested as payment against an outstanding debt to the Company.   Such transactions are not deemed as having been purchased as part of our publicly announced plans or programs.

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock with the NASDAQ Transportation Index and the S&P 500 Index for the last five years.  The graph assumes $100 is invested in our common stock, the NASDAQ Transportation Index and the S&P 500 Index on December 31, 2003, with reinvestment of dividends.  The comparisons in the graph are based on historical data and are not intended to predict future performance of our stock.  The information in the graph shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Frozen Food Express Industries, Inc., The S&P 500 Index
And The NASDAQ Transportation Index

$250
$200
$150
$100
$50
$0
12/03
12/04
12/05
12/06
12/07
12/08
Frozen Food Express Industries, Inc.
S&P 500
NASDAQ Transportation

*$100 invested on 12/31/03 in stock & index-including reinvestment of dividends.
Fiscal year ending December 31.

Copyright © 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

ITEM 6.  Selected Financial Data

                The following unaudited data for each of the years in the five-year period ended December 31, 2008 should be read in conjunction with our Consolidated Financial Statements and Notes thereto included under Item 8 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7.

	(dollars in thousands, except per share data)
Summary of Operations	2008	2007	2006	2005	2004
Statement of Operations Data
Revenue	$490,536	$452,214	$483,721	$514,017	$464,689
Net income (loss)	605	(7,670)	11,226	20,437	10,754
Operating expenses	$488,482	$462,743	$472,162	$484,352	$448,322
Operating ratio (a)	99.6%	102.3%	97.6%	94.2%	96.5%

Balance Sheet Data
Total assets	$162,186	$173,669	$191,762	$200,955	$174,511
Long-term debt	-	-	4,900	-	2,000
Shareholders' equity	$106,451	$107,259	$122,531	$119,130	$97,046

Per Share Data
Net income (loss) per common share, diluted	$0.04	$(0.45)	$0.61	$1.09	$0.59
Book value per share (b)	$6.32	$6.41	$6.99	$6.64	$5.50
Cash dividends per share	$0.12	$0.12	$0.03	$-	$-
Weighted average diluted shares	16,997	17,187	18,517	18,739	18,124

Revenue From
Truckload linehaul services	$214,348	$212,416	$237,464	$263,218	$258,700
Dedicated fleets	24,609	17,861	21,121	31,493	20,272
Less-than-truckload linehaul services	124,091	127,438	129,764	131,151	123,185
Fuel surcharges	109,144	73,391	75,084	63,520	31,718
Brokerage	13,142	15,586	12,506	15,607	24,921
Equipment rental	5,202	5,522	7,782	9,028	5,893
Total revenue	$490,536	$452,214	$483,721	$514,017	$464,689

Computational Notes:
(a)	Operating expenses divided by total revenue.
(b)	Shareholders’ equity divided by the number of total shares issued less the number of treasury shares (excluding treasury shares held in the Rabbi Trust), all as of year-end.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our consolidated financial statements and the related notes appearing elsewhere in this report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those under the heading “Risk Factors” beginning on page seven.  We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

OVERVIEW

The trucking business is highly competitive. During 2007, the last year for which data are available, there were several thousand companies operating in all sectors of the trucking business in the United States. Among those, the top five companies offering primarily temperature-controlled services collectively generated 2007 revenue of $2.9 billion. The next 20 such companies collectively generated revenues of $2.3 billion. In 2007, we ranked sixth in terms of revenue generated among all temperature-controlled motor carriers.

                Trucking companies of our size face significant challenges to be successful. Costs for labor, maintenance, fuel and insurance typically increase every year. Fuel prices can increase or decrease quite rapidly. Due to the high level of competitiveness, it is often difficult to pass these rising costs on to our customers. Over the past few years, many trucking companies have ceased operations, resulting in a reduced number of alternatives and increasing the awareness among customers that prices for trucking services are likely to continue.

There are several companies that provide national temperature-controlled truckload services. We know of no other company operating a nationwide, LTL, temperature-controlled network. Other such LTL providers tend to operate on a regional or lane specific basis.  The vast majority of trucking companies that are nationwide in scope, such as our AEL brand, offer only truckload service with no temperature control. Therefore, the markets served by AEL tend to be very price-competitive and generally lack the level of seasonality present in our temperature-controlled operations. Because consumer demand for products requiring temperature control is often less sensitive to economic cycles, linehaul revenue from our temperature-controlled business tends to be less volatile during such cycles.

We generate our revenue from truckload, less-than-truckload, dedicated and brokerage services we provide to our customers.  Generally, we are paid either by the mile, the weight or the number of trucks being utilized by our dedicated service customers.  We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention and other ancillary services.  The main factors that affect our revenue are the rate per mile we receive from our customers, the percentage of miles for which we are compensated and the number of miles we generate with our equipment.  These factors relate, among other things, to the United States economy, inventory levels, the level of truck capacity in the transportation industry and specific customer demand.  We monitor our revenue production primarily through average revenue per truck per week, net of fuel surcharges, revenue per hundredweight for our LTL services, empty mile ratio, revenue per loaded (and total) miles, the number of linehaul shipments, loaded miles per shipment and the average weight per shipment.

                In 2008, we increased our operating revenue by $38.3 million, or 8.5%.  Our operating revenue, net of fuel surcharges, increased $2.6 million, or 0.7%, to $381.4 million from $378.8 million in 2007.  Excluding fuel surcharges, our average truckload revenue per tractor per week increased 6.0%, due to a 4.5% decrease in the average weekly trucks in service, an improvement in our empty mile ratio to 9.0% from 9.7%, an increase in our intermodal business, partially offset by a 1.6% decline in our LTL revenue per hundredweight. We were able to increase our truckload revenue by $8.7 million, or 3.8%, by increasing our business with existing and new customers.  Due to a challenging freight environment, our truckload revenue per mile remained constant at $1.45 per mile while our LTL revenue per hundredweight decreased to $14.61 from $14.85 in 2007.  Dedicated revenue represented 5.0% of our revenue in 2008 versus 3.9% in 2007 while brokerage revenue decreased to 2.7% of our revenues in 2008 compared to 3.4% in 2007.

                Our profitability on the expense side is impacted by variable costs of transporting freight for our customers, fixed costs and expenses containing both fixed and variable components.  The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation.  Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we drive, but also have a controllable component based on safety, fleet age, efficiency and other factors.  Our main fixed costs relate to the acquisition and financing of long-term assets, such as revenue equipment and service centers.  Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors in managing our business.  For example, fuel prices fluctuated dramatically and quickly at various times during the last several years. We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as through volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our service centers.  To help further reduce fuel expense, we purchase tractors with opti-idle technology, which monitors the temperature of the cab and allows the engine to operate more efficiently while not on the road.

                Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 99.6% in 2008 compared with 102.3% in 2007.  Our income per diluted share increased to a profit of $0.04 in 2008 compared to a loss of $0.45 in 2007.

                Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At December 31, 2008, we had no outstanding borrowings under our credit facility and $106.5 million in stockholders’ equity.  In 2008, we added approximately $9.7 million of new revenue equipment, net of proceeds from dispositions, and recognized a gain of $1.4 million on the disposition of used equipment.  These capital expenditures were primarily funded with cash flows from operations.  We estimate that capital expenditures, net of proceeds from dispositions, will range from $20-$25 million in 2009, which would be higher than our historical levels due to our tractor replacement schedule and the capital required to consolidate two of our facilities into one location in New Jersey.  During 2008, we also incurred revenue equipment rent of $35.5 million as we lease many of our trucks and trailers.

                The following table summarizes and compares the significant components of revenue and presents our operating ratio and revenue per truck per week for each of the years ended December 31:
	(in thousands, except percentage amounts)
Revenue from	2008	2007	2006
Temperature-controlled fleet	$145,497	$138,700	$159,055
Dry-freight fleet	68,851	73,716	78,409
Total truckload linehaul services	214,348	212,416	237,464
Dedicated fleets	24,609	17,861	21,121
Total truckload	238,957	230,277	258,585
Less-than-truckload linehaul services	124,091	127,438	129,764
Fuel surcharges	109,144	73,391	75,084
Brokerage	13,142	15,586	12,506
Equipment rental	5,202	5,522	7,782
Total revenue	490,536	452,214	483,721

Operating expenses	488,482	462,743	472,162
Income (loss) from freight operations	$2,054	$(10,529)	$11,599
Operating ratio (a)	99.6%	102.3%	97.6%

Total truckload revenue	$238,957	$230,277	$258,585
Less-than-truckload linehaul revenue	124,091	127,438	129,764
Total linehaul and dedicated fleet revenue	$363,048	$357,715	$388,349

Weekly average trucks in service	2,027	2,122	2,222
Revenue per truck per week (b)	$3,426	$3,233	$3,352

Computational notes:
(a)	Operating expenses divided by total revenue.
(b)	Average daily revenue times seven divided by weekly average trucks in service.

The following table summarizes and compares selected statistical data relating to our freight operations for each of the years ended December 31:

Truckload	2008	2007	2006
Total linehaul miles (a)	162,689	162,672	177,556
Loaded miles (a)	148,025	146,815	160,560
Empty mile ratio (b)	9.0%	9.7%	9.6%
Linehaul revenue per total mile (c)	$1.32	$1.31	$1.34
Linehaul revenue per loaded mile (d)	$1.45	$1.45	$1.48
Linehaul shipments (a)	152.7	151.5	168.3
Loaded miles per shipment (e)	969	969	954
Less-than-truckload
Hundredweight (a)	8,492	8,582	8,410
Shipments (a)	273.0	277.2	270.7
Linehaul revenue per hundredweight (f)	$14.61	$14.85	$15.43
Linehaul revenue per shipment (g)	$455	$460	$479
Average weight per shipment (h)	3,111	3,096	3,107

Computational notes:
(a)	In thousands.
(b)	Total truckload linehaul miles less truckload loaded miles divided by total truckload linehaul miles.
(c)	Revenue from truckload linehaul services divided by truckload total linehaul miles.
(d)	Revenue from truckload linehaul services divided by truckload loaded miles.
(e)	Total truckload loaded miles divided by number of truckload linehaul shipments.
(f)	LTL revenue divided by LTL hundredweight.
(g)	LTL revenue divided by number of LTL shipments.
(h)	LTL hundredweight times one hundred divided by number of LTL shipments.

                The following table summarizes and compares the makeup of our fleets between company-provided tractors and tractors provided by independent contractors as of December 31, 2008:

	2008	2007	2006
Total company-provided	1,629	1,501	1,588
Total owner-operator	400	574	599
Tractors in service	2,029	2,075	2,187
Trailers in service	4,182	4,046	3,919

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

The following table sets forth revenue, operating income, operating ratios and revenue per truck per week and the dollar and percentage changes of each:

Revenue from (a)	2008	2007	Dollar Change 2008 vs. 2007	Percentage Change 2008 vs. 2007
Temperature-controlled fleet	$145,497	$138,700	$6,797	4.9%
Dry-freight fleet	68,851	73,716	(4,865)	(6.6)
Total truckload linehaul services	214,348	212,416	1,932	0.9
Dedicated fleets	24,609	17,861	6,748	37.8
Total truckload	238,957	230,277	8,680	3.8
Less-than-truckload linehaul services	124,091	127,438	(3,347)	(2.6)
Fuel surcharges	109,144	73,391	35,753	48.7
Brokerage	13,142	15,586	(2,444)	(15.7)
Equipment rental	5,202	5,522	(320)	(5.8)
Total revenue	490,536	452,214	38,322	8.5

Operating expenses	488,482	462,743	25,739	5.6
Income (loss) from operations	$2,054	$(10,529)	$12,583	119.5%
Operating ratio (b)	99.6%	102.3%

Total truckload revenue	$238,957	$230,277	$8,680	3.8%
Less-than-truckload linehaul revenue	124,091	127,438	(3,347)	(2.6)
Total linehaul and dedicated fleet revenue	$363,048	$357,715	$5,333	1.5%

Weekly average trucks in service	2,027	2,122	(95)	(4.5)%
Revenue per truck per week (c)	$3,426	$3,233	$193	6.0%

Computational notes:
(a)	Revenue and expense amounts are stated in thousands of dollars.
(b)	Operating expenses divided by total revenue.
(c)	Average daily revenue times seven divided by weekly average trucks in service.

Our total revenue increased $38.3 million, or 8.5%, to $490.5 million in 2008 from $452.2 million in 2007.  Excluding fuel surcharges our revenue increased $2.6 million, or 0.7%, to $381.4 million from $378.8 million in 2007.

Truckload revenue, excluding fuel surcharges, increased $8.7 million, or 3.8%, to $239.0 million from $230.3 million in 2007.  We were able to increase our truckload revenues primarily by increasing our business with our existing customers, attracting new customers and increasing our intermodal business.  The number of total truckload shipments increased 0.8% to 152.7 thousand from 151.5 thousand in 2007.  While total truckload miles remained relatively flat, we were able to decrease our empty mile ratio from 9.7% to 9.0%.  During 2008, the Company continued to focus on providing services within our preferred networks and increasing our intermodal services which allowed better utilization of our equipment. Our weighted average trucks utilized in our truckload services decreased from 1,832 to 1,684.  Due to the challenging freight environment, our ability to increase truckload rates was limited throughout 2008.  Overall, our revenue per loaded mile remained flat at $1.45 for 2008 and 2007.

Our dry fleet revenue declined 6.6% during 2008 primarily due to a decline in total tonnage shipped.  Excess capacity within the transportation industry resulted in increased competition for less available freight, which put downward pressure on pricing. Dedicated fleet revenue increased $6.7 million, or 37.8%, due to increased business with our existing customers as well as attracting new customers.  At the end of 2008, we operated 98 tractors in our dedicated fleet business.

Less-than-truckload revenue decreased $3.3 million, or 2.6%, to $124.1 million from $127.4 million.  The decline in revenue was primarily driven by increased competition in the LTL market and a decrease in total weight shipped as we focused on maintaining our margins.  Total weight shipped for the year declined 1.0% to 849.2 million pounds from 858.2 million pounds in 2007.  Although the Company implemented a general rate increase during 2008, other pressures on pricing, in particular in the first half of the year, with our contracted customers resulted in a decrease in revenue per hundredweight to $14.61 in 2008 from $14.85 in 2007.

Fuel surcharges represent the cost of fuel that we are able to pass along to our customers based upon changes in the Department of Energy’s weekly indices.  The cost of fuel was highly volatile throughout 2008, resulting in an increase in fuel surcharges of $35.8 million, or 48.7%, over 2007.  The additional fuel revenue is offset by increased fuel costs to the Company within fuel and purchased transportation expenses.

                The following table sets forth for the years indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations, and those items as a percentage of revenue:

	(in thousands) Dollar Change	Percentage Change	Percentage of Revenue
	2008 vs 2007	2008 vs 2007	2008	2007
Revenue	$38,322	8.5%	100.0%	100.0%

Operating Expenses
Salaries, wages and related expenses	(274)	(0.2)	26.2	28.5
Purchased transportation	3,636	3.2	24.0	25.2
Fuel	23,335	27.7	22.0	18.6
Supplies and maintenance	(985)	(1.8)	11.0	12.1
Revenue equipment rent	4,373	14.1	7.2	6.9
Depreciation	(595)	(3.1)	3.8	4.3
Communications and utilities	692	16.5	1.0	0.9
Claims and insurance	(7,126)	(34.3)	2.8	4.6
Operating taxes and licenses	(306)	(6.5)	0.9	1.1
Gain on sale of property and
equipment	1,791	57.0	(0.3)	(0.7)
Miscellaneous	1,198	32.0	1.0	0.8
Total Operating Expenses	$25,739	5.6%	99.6%	102.3%

Total operating expenses for 2008 increased $25.7 million, or 5.6%, to $488.5 million from $462.7 million in 2007, resulting in an operating ratio improvement of 270 basis points to 99.6% from 102.3% in 2007.

Salaries, wages and related expenses consist of compensation for our employees, including drivers and non-drivers.  It also includes employee-related costs, including the costs of payroll taxes, work-related injuries, group health insurance, 401(k) plan contributions and other fringe benefits.  The most variable of these salary, wage and related expenses is driver pay, which is affected by the mix of drivers and owner-operators in our fleets as well as our efficiencies in our over-the-road operations.  Driver salaries including per diem costs increased $3.1 million, or 4.3%, primarily due to the increase in loaded miles driven. These costs were offset by a decline in work related injuries of $1.9 million and a decline in group health insurance costs of $1.1 million.  Non-driver headcount ended the year at 855 vs. 900 at the end of 2007.

Purchased transportation expense consists of payments to independent contractors for the equipment and services they provide, payments to other motor carriers who handle our brokerage services and to various railroads for intermodal services.  It also includes fuel surcharges paid to our independent contractors for which we charge our customers.  These expenses are highly variable with revenue and/or the mix of company drivers versus independent contractors.  Purchased transportation expense increased $3.6 million, or 3.2%, in 2008 from 2007.  Purchased transportation expense related to our intermodal service increased by $16.0 million including fuel surcharges, or 154%, compared to 2007 as our intermodal movements increased.  The portion of our purchased transportation connected with our TL and LTL services decreased $10.4 million, including fuel surcharges, primarily reflecting a decrease in the number of independent contractors utilized during 2008.  Purchased transportation associated with our brokerage services decreased $2.0 million, or 15.4%, compared to 2007, as the result of a similar decrease in brokerage revenue.

Fuel expense and fuel taxes increased by $23.3 million, or 27.7%, to $107.7 million from $84.3 million in 2007.   The increase was primarily due to a 32.1% increase in the average cost of fuel per gallon in 2008 compared to 2007.  This increase was partially offset by a 3.2% improvement in miles per gallon to 6.09 in 2008 from 5.90 in 2007.  The increase in miles per gallon was primarily driven by decreasing our speed from 65 to 62 miles per hour during 2008 and a 7.2% improvement in our idling time.  The majority of our tractors are equipped with opti-idle technology which monitors the temperature of the cab and allows the engine to operate more efficiently while not on the road.  We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover a portion of increasing fuel prices through fuel surcharges and rates to our customers.  We anticipate that fuel expense will increase in the future as the government mandated emissions that took effect in 2007 may result in further declines in engine efficiency.

 Supplies and maintenance expenses primarily consist of repairs, maintenance and tires along with load specific expenses including loading/unloading, tolls, pallets, pickup and delivery and recruiting.  Supplies and maintenance costs decreased $985,000, or 1.8%, from 2007 and also declined as a percentage of total revenue to 11.0% from 12.1%.  This decrease was primarily driven by lower recruiting costs of approximately $1.8 million as we place additional focus in improving the efficiency of dollars spent in this area.  Significant repairs to our equipment are generally covered by manufacturers’ warranties.

Total revenue equipment rent increased $4.4 million, or 14.1%, to $35.5 million from $31.1 million in 2007.  The increase is primarily due to an increase in the average number of tractors under lease at the end of 2008 of 1,251 compared to 1,065 at the end of 2007 and the increase in the average cost of equipment as we replace older equipment with new equipment and as our leased versus owned ratio increases.  We expect equipment rent expense to increase in future periods as a result of higher prices of new equipment.

Depreciation relates to owned tractors, trailers, communications units, service centers and other assets. Gains or losses on dispositions of revenue equipment are set forth in a separate line item within our statements of operations. Depreciation expense decreased $595,000, or 3.1%, as older equipment was disposed and replaced with newer leased equipment.  Depreciation expense is also dependent upon the mix of company-owned equipment versus independent contractors.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment, which is expected to result in greater depreciation.  Future depreciation expense will be impacted by our leasing decisions.

Claims and insurance expenses consist of the costs of premiums for insurance accruals we make within our self-insured retention amounts, primarily for personal injury, property damage, physical damage and cargo claims.  These expenses will vary and are dependent on the frequency and severity of accidents, our self-insured retention amounts and the insurance market. Claims and insurance costs decreased by $7.1 million, or 34.3%, to $13.7 million from $20.8 million in 2007.  The decrease was primarily due to a decline in both the frequency and severity of personal injury, property damage and physical damage claims.  The decrease was also attributable to a claim reaching our retention level in 2007.  The Company is responsible for the first $4.0 million on personal injury and property damage liability claims and 25% of the claim amount between $4.0 million and $10.0 million.  The Company has excess coverage from $10.0 million to $50.0 million.  Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, a claim that approaches the maximum self-insured retention level, or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

Miscellaneous expenses consist of facility rents, legal fees, audit fees, customer bad debts and other administrative costs.  Miscellaneous expense increased $1.2 million, or 32%, over 2007 primarily due to an increase in our bad debt expense.  The Company continues to monitor its overall credit risk given the current market and general economic conditions.

The Company’s effective tax rate increased to 81.4 % in 2008 from a 22.8% benefit in 2007 primarily due to the movement to a pre-tax profit in 2008 from a pre-tax loss in 2007.  We pay our drivers a per-diem allowance for travel related expenses for which we are only able to deduct 80% for tax purposes.  This, along with other non-deductible items for tax, increased our effective tax rate in 2008.

As a result of factors described above, net income improved to $605,000 compared to a net loss of $7.7 million in 2007.  Net earnings per share improved to $0.04 per diluted share from a loss of $0.45 per diluted share in 2007.

Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006

         The following table sets forth revenue, operating income, operating ratios and revenue per truck per week and the dollar and percentage changes of each:
Revenue from (a)	2007	2006	Dollar Change 2007 vs. 2006	Percentage Change 2007 vs. 2006
Temperature-controlled fleet	$138,700	$159,055	$(20,355)	(12.8)%
Dry-freight fleet	73,716	78,409	(4,693)	(6.0)
Total truckload linehaul services	212,416	237,464	(25,048)	(10.6)
Dedicated fleets	17,861	21,121	(3,260)	(15.4)
Total truckload	230,277	258,585	(28,308)	(10.9)
Less-than-truckload linehaul services	127,438	129,764	(2,326)	(1.8)
Fuel surcharges	73,391	75,084	(1,693)	(2.3)
Brokerage	15,586	12,506	3,080	24.6
Equipment rental	5,522	7,782	(2,260)	(29.0)
Total revenue	452,214	483,721	(31,507)	(6.5)

Operating expenses	462,743	472,162	(9,419)	(2.0)
(Loss) income from operations	$(10,529)	$11,559	$(22,088)	(191.1)%
Operating ratio (b)	102.3%	97.6%

Total truckload revenue	$230,277	$258,585	$(28,308)	(10.9)%
Less-than-truckload linehaul revenue	127,438	129,764	(2,326)	(1.8)
Total linehaul and dedicated fleet revenue	$357,715	$388,349	$(30,634)	(7.9)%

Weekly average trucks in service	2,122	2,222	(100)	(4.5)%
Revenue per truck per week (c)	$3,233	$3,352	$(119)	(3.6)%

Computational notes:
(a)	Revenue and expense amounts are stated in thousands of dollars.
(b)	Operating expenses divided by total revenue.
(c)	Average daily revenue times seven divided by weekly average trucks in service.

Our total revenue decreased $31.5 million, or 6.5%, to $452.2 million in 2007 from $483.7 million in 2006.  Our revenue, excluding fuel surcharges, decreased $29.8 million, or 7.3%, to $378.8 million from $408.6 million in 2006.

Truckload revenue, excluding fuel surcharges, decreased $28.3 million, or 10.9%, to $230.3 million from $258.6 million in 2006.  During 2007, there was a large imbalance between the supply of trucking companies and the demand for services.  During 2006, there was excess demand, which allowed for greater flexibility in rates than the downward pressure on pricing we experienced in 2007.   The number of total truckload shipments decreased 10.0% to 151.5 thousand from 168.3 thousand in 2006.   Total loaded truckload miles decreased 8.6% to 146.8 million from 160.6 million while the empty mile ratio increased from 9.6% to 9.7%. During 2007, we started to focus on intermodal services to meet our customers’ demands and provide for better utilization of our equipment. Our weighted average trucks utilized in our truckload services decreased from 1,972 to 1,832.  Due to the challenging freight environment in 2007 and the continued pressure on rates, our revenue per loaded mile declined to $1.45 for 2007 from $1.48 in 2006.

Our dry fleet revenue declined $4.7 million, or 6.0%, during 2007 primarily due to being impacted by the decline in total tonnage shipped within the freight industry and excess capacity allowing increased competition for less available freight. Dedicated fleet revenue decreased $3.3 million, or 15.4%, from 2006 levels primarily due to non-recurring revenue realized in 2006 from disaster relief activities.  At the end of 2007, we operated 114 tractors in our dedicated fleet business.

Less-than-truckload revenue decreased $2.4 million, or 1.8%, to $127.4 million from $129.8 million. Similar to truckload, the decline in revenue was primarily driven by increased competition and excess capacity in the LTL market and some selective decisions to not match competitive pricing at less than profitable rate levels.  Total weight shipped for the year increased 2.0% to 858.2 million pounds from 841.0 million pounds in 2006.  Market pressures on pricing with our contracted customers and our general tariff customers resulted in a decrease in revenue per hundredweight to $14.85 from $15.43 in 2006.

Fuel surcharges represent the cost of fuel that we are able to pass along to our customers based upon changes in the Department of Energy’s weekly indices.  As the cost of fuel was relatively stable during 2007, the fuel surcharges declined $1.7 million, or 2.3%. Fuel surcharges are offset by increased fuel costs to the Company.

Brokerage revenues increased $3.1 million, or 24.6%, to $15.6 million from $12.5 million primarily due to increasing our business with existing customers and attracting new customers.  We operated twelve offices in our brokerage business at the end of 2007.

        The following table sets forth for the years indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations, and those items as a percentage of revenue.

	(in thousands) Dollar Change	Percentage Change	Percentage of Operating Revenue
	2007 vs 2006	2007 vs 2006	2007	2006
Revenue	$(31,507)	(6.5)%	100.0%	100.0%

Operating Expenses
Salaries, wages and related expenses	(1,659)	(1.3)	28.5	27.0
Purchased transportation	(639)	(0.6)	25.2	23.7
Fuel	(3,438)	(3.9)	18.6	18.1
Supplies and maintenance	(4,242)	(7.2)	12.1	12.2
Revenue equipment rent	532	1.7	6.9	6.3
Depreciation	(1,160)	(5.6)	4.3	4.3
Communications and utilities	(85)	(2.0)	0.9	0.9
Claims and insurance	2,522	13.8	4.6	3.8
Operating taxes and licenses	227	5.0	1.1	0.9
Gain on sale of property and
equipment	235	7.0	(0.7)	(0.7)
Miscellaneous	(1,712)	(31.4)	0.8	1.1
Total Operating Expenses	$(9,419)	(2.0)%	102.3%	97.6%

Total operating expenses for 2007 decreased $9.4 million, or 2.0%, to $462.7 million from $472.2 million in 2006.  The operating ratio increased to 102.3% from 97.6% in 2006.

Salaries, wages and related expenses consist of compensation for our employees, including drivers and non-drivers.  It also includes employee-related costs, including the costs of payroll taxes, work-related injuries, group health insurance, 401(k) plan contributions and other fringe benefits.  The most variable of these salary, wage and related expenses is driver pay, which is affected by the mix of drivers and owner-operators in our fleets as well as our efficiencies in our over-the-road operations.  Driver salaries including per diem costs decreased $3.7 million primarily due to the 8.6% decrease in loaded miles driven. This decrease was offset by an increase in work related injuries of $1.0 million and an increase in group health insurance costs of $700,000.  Non-driver headcount ended the year at 900 vs. 997 at the end of 2006.

Purchased transportation expense consists of payments to independent contractors for the equipment and services they provide, payments to other motor carriers who handle our brokerage services and to various railroads for the intermodal services.  It also includes fuel surcharges passed through to our independent contractors for which we charge our customers.  These expenses are highly variable with revenue and with the mix of company drivers versus independent contractors.  Purchased transportation expenses decreased $639,000, or 0.6%, in 2007 from 2006 primarily due to fewer truckload shipments performed by independent contractors. The portion of our purchased transportation connected with our TL linehaul service decreased $4.4 million, including fuel surcharges, reflecting a decrease in the number of independent contractors utilized during 2007.

Fuel and fuel related taxes decreased $3.4 million, or 3.9%, to $84.3 million from $87.8 million in 2006.  The decrease was primarily due to fewer miles driven and a 2.3% improvement in miles per gallon to 5.90 in 2007 from 5.77 in 2006.  The increase in miles per gallon was primarily driven by an 7.7% improvement in our idle time.  The decrease was partially offset by a 133% increase in the average cost of fuel per gallon from from 2006 to 2007.  The majority of our tractors are equipped with opti-idle technology, which monitors the temperature of the cab while not on the road and allows the engine to operate more efficiently.  We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover a portion of increasing fuel prices through fuel surcharges and rates to our customers.  We anticipate that fuel expense will increase in the future as the government mandated emissions that took effect in 2007 will result in further declines in engine efficiency.

Supplies and maintenance expenses primarily consists of repairs, maintenance and tires, along with load specific expenses including such items as loading/unloading, tolls, pallets,  and pickup and delivery costs. Supplies and maintenance costs decreased $4.2 million, or 7.2%, from 2006; however, they remained relatively constant as a percent of revenue.  The decline was primarily driven by a decrease in fleet repair and maintenance expenses and lower tire expense given the fewer miles driven in 2007 versus 2006.  Significant repairs to our equipment are generally covered by manufacturers’ warranties.

Total revenue equipment rent increased $532,000, or 1.7%, to $31.1 million from $30.6 million in 2006.  The increase is primarily due in part to an increase in the number of tractors under lease at the end of 2007 of 1,065 vs. 1,016 at the end of 2006 and the increase in the average cost of equipment as we replace older equipment with new equipment.  We expect equipment rent expense to increase in future periods as a result of higher prices of new equipment.

Depreciation relates to owned tractors, trailers, communications units, service centers and other assets. Gains or losses on dispositions of revenue equipment are set forth in a separate line item within our statements of operations. Depreciation expense decreased $1.2 million, or 5.6%, as older equipment is disposed and replaced with newer equipment.  Depreciation expense is also dependent upon the mix of company-owned equipment vs. independent contractors.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment, which is expected to result in greater depreciation.

Claims and insurance expenses consist of the costs of premiums for insurance and accruals we make within our self-insured retention amounts, primarily for personal injury, property damage, physical damage and cargo claims.  These expenses will vary and are dependent on the frequency and severity of accidents, our self-insured retention levels and the insurance market.  Claims and insurance costs increased by $2.5 million, or 13.8%, to $20.8 million from $18.3 million in 2006.  The increase was primarily attributable to a significant claim that reached our retention limit in 2007.  During 2007, the Company was responsible for the first $3.0 million on personal injury and property damage liability claims and 25% of the claim amount between $3.0 million and $10.0 million.  The Company has excess coverage from $10.0 million to $50.0 million.  Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, a claim that approaches the maximum self-insured retention level, or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

Life insurance and other expense increased $5.6 million primarily due to a non-recurring $5.1 million gain realized on the sale of a life insurance policy during 2006.

The Company’s effective tax rate decreased to a benefit of 22.8% in 2007 from an expense rate of 36.6% in 2006 primarily due to the loss generated in 2007 versus a pre-tax profit in 2006.  We pay our drivers a per-diem allowance for travel related expenses for which we were only able to deduct 75% for tax purposes in 2007.

As a result of factors described above, the Company incurred a net loss of $7.7 million in 2007 versus net income of $11.2 million in 2006.  Net loss per share was $0.45 per diluted share compared to the net income of $0.61 per diluted share in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. Our primary sources of liquidity are funds provided by operations, our secured revolving credit facility and our ability to enter into equipment leases with various financing institutions.  A portion of our tractor fleet is provided by independent contractors who own and operate their own equipment. We have no capital expenditure requirements relating to those drivers who own their tractors or obtain financing through third parties. However, to the extent we purchase tractors and extend financing to the independent contractors through our tractor purchase program, we have an associated capital expenditure requirement.

                In November 2007, our Board of Directors approved a share repurchase program to repurchase up to one million shares of our common stock.  This program is intended to be implemented through purchases made in either the open market or through private transactions.  The timing and extent to which we will repurchase shares depends on market conditions and other corporate considerations.  We made no purchases in 2008 and have available approximately 1.1 million shares that can be repurchased from that and previous authorizations. The repurchase program does not have an expiration date.

                 The table below reflects our net cash flows provided by operating activities, net cash flows used in investing activities, net cash flows used in financing activities and total outstanding debt, including current maturities, for the years indicated.

	(in thousands)
	2008	2007	2006
Net cash flows provided by operating activities	$10,685	$12,495	$21,000
Net cash flows used in investing activities	(9,955)	(6,341)	(16,030)
Net cash flows used in financing activities	(1,895)	(13,270)	(6,338)
Debt at December 31	-	-	4,900

In 2008, we purchased approximately $9.7 million of new revenue equipment, net of proceeds from dispositions, and also recognized a gain of $1.4 million on the disposition of used equipment.  We generated $10.7 million of cash flow from operating activities primarily driven by depreciation and amortization and deferred income taxes, offset by an increase in our accounts receivable balances and declines in our accounts payable and accrued claims.  Our net capital expenditures were primarily funded with cash flows from operations and borrowings under our revolving credit facility, which were repaid with the positive cash flows generated from operations.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, current borrowing availability and sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.  We estimate that capital expenditures, net of proceeds from dispositions, will range from $20-$25 million in 2009, which will be higher than our historical levels due to our tractor replacement schedule and the consolidation of two facilities into one service center in New Jersey. Net cash flows used in financing activities decreased during 2008 from 2007 levels primarily due to not repurchasing shares of our stock to the level we did in 2007.

        We establish credit terms with our customers based upon their financial strength and their historical payment pattern.  The top 5, 10 and 20 customers represent approximately 24%, 34% and 43% of our revenues in 2008.  Many of our largest customers under contract are Fortune 500 companies.  Given the current economic conditions, we have placed additional emphasis on our review of significant outstanding receivable balances.  Accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition.  Through these evaluations, we may become aware of a situation in which a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  Our allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  Invoice balances over 30 days after the contractual due date are considered past due per our policy and are reviewed individually for collectibility.  During 2008, we increased our reserve for doubtful accounts by $1.8 million based upon anticipated write off levels. Initial payments by new customers are monitored for compliance with contractual terms.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential recovery is considered remote.

We have a credit agreement that provides for a five-year secured committed credit facility maturing in June 2010 with an aggregate availability of $50.0 million.  We may borrow an amount not to exceed the lesser of $50.0 million, adjusted for letters of credit and other debt (as defined in the agreement), a borrowing base or a multiple of a measurement of cash flow.   At December 31, 2008 there were no amounts borrowed under the credit facility; however, we had $5.6 million of standby letters of credit primarily for our self-insurance programs, which reduced the availability to $44.4 million.  The credit facility is further limited to the borrowing base, which is defined as 85% of the eligible accounts receivable balance, which excludes amounts past due over 90 days, unbilled revenue and the current portion of freight claims.  The borrowing base as of December 31, 2008 was $31.2 million, which excludes standby letters of credit.  The credit facility bears interest at a daily interest rate based on one of the bank’s prime lending rate less 75 basis points or for specified periods of time at fixed interest rates that are based on the London Interbank Offered Rate.   The agreement contains a pricing grid in which increased levels of profitability and cash flows or reduced levels of indebtedness can reduce the interest rates.

         The credit facility contains several restrictive covenants, which include the following:

•
The ratio of our annual earnings before interest, taxes, depreciation, amortization, rental and any non-cash expenses from stock option activity ("EBITDAR") to the amount of our annual fixed charges may not be less than 1.25:1.0. Fixed charges generally include interest payments, rental expense, taxes paid and payments due on outstanding debt.

•
The ratio of our funded debt to EBITDAR may not exceed 2.5:1.0. Funded debt generally includes the amount borrowed under the credit facility or similar arrangements, letters of credit and the aggregate minimum amount of operating lease payments we are obligated to pay in the future.

•	The yearly sum of our income plus taxes and non-recurring or extraordinary expense (as defined in the credit agreement) must be a positive amount.

•
Our tangible net worth must remain an amount greater than $80 million plus 50% of the positive amounts of our quarterly net income for each fiscal quarter ending after June 30, 2006. Tangible net worth is generally defined as our net shareholders' equity minus intangible and certain other assets plus 100% of any cash we receive from the issuance of equity securities.

•	We may not enter into a merger or acquire another entity without the prior consent of our banks.

•	The annual amount of our net expenditures for property and equipment may not be more than $50 million after taking into account the amounts we receive from the sale of such assets.

•	Payments of dividends are limited to net income derived in the previous quarter.

At the end of 2008, our EBITDAR was $63.1 million.  Our fixed charges were $30.2 million, resulting in a fixed charge coverage ratio of 2.09.  Our funded debt as defined in the agreement was $108.5 million resulting in funded debt to EBITDAR ratio of 1.72.  As a result of the seasonality of our operations and the loss incurred during 2007, we amended the credit facility in March and August 2008 and again in February 2009, to allow the payment of dividends to our shareholders.  Maintaining a credit facility is imperative for us to continue our operations by allowing us to manage our working capital and acquire revenue equipment that is essential to our operations.  Should we not be able to meet these covenants, amounts outstanding may become payable immediately and our ability to make future draws on the credit facility may be limited.  We are in compliance with all of the covenants under the credit facility and anticipate our compliance will continue during 2009.

The following is a summary of our contractual obligations as of December 31, 2008:

	(in thousands)
	Total	2009	2010-2011	2012-2013	After 2013
Letters of credit	$5,563	$5,357	$206	$-	$-
Purchase obligations	9,780	9,780	-	-	-
Operating leases obligations
Rentals	102,981	33,942	41,077	15,655	12,307
Residual guarantees	5,784	1,134	3,578	1,072	-
	$124,108	$50,213	$44,861	$16,727	$12,307

Off-Balance Sheet Arrangements

As of December 31, 2008, we leased 1,251 tractors and 2,465 trailers under operating leases with varying termination dates ranging from January 2009 through October 2015 with total obligations of $103.0 million.  Rent expense related to operating leases involving vehicles during 2008, 2007 and 2006 was $35.5 million, $31.1 million and $30.6 million, respectively.  We maintain standby letters of credit related to self-insured programs in the amount of $5.6 million.  These standby letters of credit allow the Company to self-insure a portion of its insurance exposure.

Inflation and Fuel Costs

                Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past three years, the most significant effects of inflation have been on revenue equipment prices, accident claims, health insurance, employee compensation and fuel.  We attempt to limit the effects of inflation through increases in freight rates and cost control efforts.

                In addition to inflation, fluctuations in fuel prices can affect our profitability. We require substantial amounts of fuel to operate our tractors and power the temperature-control units on our trailers. Substantially all of our contracts with customers contain fuel surcharge provisions. Although we historically have been able to pass through most long-term increases in fuel prices and related taxes to our customers in the form of surcharges and higher rates, such increases usually are not fully recovered.  We do not hedge our exposure to fuel prices through financial derivatives.

Seasonality

                 Our temperature-controlled truckload operations are affected by seasonal changes. The growing seasons for fruits and vegetables in Florida, California and Texas typically create increased demand for trailers equipped to transport cargo requiring refrigeration. Our LTL operations are also impacted by the seasonality of certain commodities. LTL shipment volume during the winter months is normally lower than other months. Shipping volumes of LTL freight are usually highest from July through October.  LTL volumes also tend to increase in the weeks before holidays such as Thanksgiving, Christmas and Easter when significant volumes of food and candy are transported.

Our tractor productivity generally decreases during the winter season as inclement weather impedes operations and some shippers typically reduce their shipments as there is less need for temperature control during colder months than warmer months. At the same time, operating expenses generally increase, with harsh weather creating higher accident frequency, increased claims and more equipment repairs.

CRITICAL ACCOUNTING POLICIES

                 The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue and expenses in our consolidated financial statements and related notes.  We base our estimates, assumptions and judgments on historical experience, current trends and other factors believed to be relevant at the time our consolidated financial statements are prepared.  However, because future events and their effects cannot be determined with certainty, actual results could differ from our estimates and assumptions, and such differences could be material.  We believe the following critical accounting policies affect our more significant estimates, assumptions and judgments used in the preparation of our consolidated financial statements.

Accounts Receivable. We are dependent upon contracts with significant customers that generate a large portion of our revenue.  The top 5, 10 and 20 customers represented approximately 24%, 34% and 43% of our revenues, respectively, in 2008.  Accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition.  Through these evaluations, we may become aware of a situation in which a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  We perform ongoing reviews of the adequacy of our allowance for doubtful accounts.  Invoice balances over 30 days after the contractual due date are considered past due per our policy and are reviewed individually for collectibility.  Initial payments by new customers are monitored for compliance with contractual terms.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential recovery is considered remote.

Revenue Recognition.  The Company recognizes revenue and the related direct costs on the date the freight is picked up from the shipper in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue 91-9, Revenue and Expense Recognition for Freight Services in Progress (“EITF 91-9”).  One of the preferable methods under EITF 91-9 provides the recognition of revenue and direct costs when the shipment is completed.  Changing to this method would not have a material impact on the quarterly or annual financial results or operations of the Company.

Property and Equipment.  The transportation industry is capital intensive. Our net property and equipment was $83.4 million as of December 31, 2008 and $90.3 million as of December 31, 2007. Our depreciation expense was $18.9 million for 2008, $19.4 million for 2007 and $20.6 million for 2006. Depreciation is computed based on the cost of the asset, reduced by its estimated residual value, using the straight-line method for financial reporting purposes.  Accelerated methods are used for income tax reporting purposes. Additions and improvements to property and equipment are capitalized at cost.  Maintenance and repair expenditures are charged to operations as incurred.  Gains and losses on disposals of revenue equipment are included in operations as they are a normal, recurring component of our operations.  We have minimal risk to the used equipment market as the majority of its tractors have a pre-arranged buy-back price at the end of 42 months, which is utilized as the residual value in computing depreciation expense.

Impairment of Assets. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell.

Insurance and claims.  We are self-insured for a portion of losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels.  We maintain insurance coverage for per-incident and in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review.  We reserve currently for the estimated cost of the uninsured portion of pending claims. These reserves are periodically evaluated and adjusted based on our evaluation of the nature and severity of outstanding individual claims and an estimate of future claims development based on historical claims development factors.  The Company accrues for the anticipated legal and other costs to settle the claims currently.  The Company is responsible for the first $4.0 million on each personal injury and property damage claims and 25% of the claim amount between $4.0 million and $10.0 million.  The Company has excess coverage from $10.0 million to $50.0 million.  The Company utilizes an independent actuary to assist in establishing its accruals.  Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, a claim that approaches the maximum self-insured retention level, or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

Income Taxes.  We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”).  As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes.  These temporary differences result in deferred tax assets and liabilities, which are included in our accompanying consolidated balance sheets.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled.  To the extent it is determined that it is not likely that our deferred tax assets will be recovered, a valuation allowance must be established for the amount of the deferred tax assets determined not to be realizable.  We believe the deferred tax assets will be principally realized through future reversals of existing temporary differences (deferred tax liabilities) and future taxable income.  However, if the facts or our financial results were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of any increase to the valuation allowance that would be required in any given period.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 was effective for our fiscal year beginning January 1, 2008. In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2, which partially defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities and remove certain leasing transactions from its scope. We adopted SFAS No. 157 on January 1, 2008 with no effect on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity must report unrealized gains and losses, on items for which the fair value option has been elected, in earnings at each subsequent reporting date. SFAS No. 159 was effective for our fiscal year beginning after January 1, 2008. The adoption of SFAS No. 159 did not impact our consolidated financial statements.

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS No. 141R”). SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business at the acquisition date, measured at their full fair values as of that date. SFAS No. 141R is effective for business combinations occurring after December 31, 2008.  The Company does not anticipate the adoption of SFAS No. 141R will materially affect our financial position or results of operation.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. The Company does not expect the adoption of SFAS No. 160 will have a material effect on our financial position or results of operations.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of FASB Statement No. 133 to clarify how and why companies use derivative instruments. In addition, SFAS No. 161 requires additional disclosures regarding how companies account for derivative instruments and the impact derivatives have on a company’s financial position. This statement is effective for fiscal years beginning after November 15, 2008.  The Company does not expect the adoption of SFAS No. 161 will have a material effect on our financial condition.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with US GAAP.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of ‘Present Fairly in Conformity with Generally Accepted Accounting Principles’. SFAS No. 162 is not expected to have a material impact on our financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). The staff position concludes that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities as defined in EITF 03-6 and therefore should be included in computing earnings per share using the two-class method.  This staff position is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the impact of FSP EITF 03-6-1 on our consolidated financial results.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

We experience various market risks, primarily from commodity prices and interest rates. These risks have not materially changed between fiscal year 2007 and fiscal year 2008.

Commodity Price Risk

Our operations are heavily dependent upon fuel prices.  The price and availability can vary and are subject to political, economic and market factors that are beyond our control.  Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition; however, historically, we’ve been able to recover a portion of diesel fuel price increases from customers in the form of fuel surcharges.  Fuel prices have fluctuated greatly in recent years. In some periods, our operating performance was adversely affected because we were not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharges. We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. We do not have any long-term fuel purchase contracts, and we have not entered into any derivative hedging arrangements that protect us against fuel price increases.  A 5% increase in the average fuel cost per gallon would result in increased fuel costs of approximately $5.4 million that would be substantially offset by fuel surcharges.

Interest Rate Risk

Our market risk is also affected by changes in interest rates.  We have historically maintained a combination of fixed rate and variable rate obligations to manage our interest rate exposure.  Fixed rates are generally maintained within our lease obligations while variable rates are contained within our amended and restated credit agreement.

We are exposed to interest rate risk primarily from our amended and restated credit agreement.  Our credit agreement, as amended, provides for borrowings that bear interest based on the bank’s prime lending rate less 75 basis points or the London Interbank Offered Rate (commonly referred to as “LIBOR”) plus a certain percentage. At December 31, 2008, there were no borrowings outstanding under our credit facility.

As of December 31, 2008, we held no market-risk-sensitive instruments for trading purposes.  For purposes other than trading, we held approximately 81,000 shares of our common stock at a value of $462,000 in a Rabbi Trust investment. Our consolidated financial statements include the assets and liabilities of the Rabbi Trust established to hold the investments of participants in our 401(k) Wrap Plan.  To the extent the trust assets are invested in our stock, our future compensation expense and income will be impacted by fluctuations in the market price of our stock.

 ITEM 8.  Financial Statements and Supplementary Data

The following documents are filed as part of this Annual Report on Form 10-K:

Financial statement schedules are omitted because the required information is not applicable or not present in amounts sufficient to require submission of the schedule or because the required information is included in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Frozen Food Express Industries, Inc.

We have audited the accompanying consolidated balance sheets of Frozen Food Express Industries, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.   Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frozen Food Express Industries, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Frozen Food Express Industries, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2009 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP
Dallas, Texas
March 5, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Frozen Food Express Industries, Inc.:

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of Frozen Food Express Industries, Inc. and subsidiaries (the Company) for the one-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Frozen Food Express Industries, Inc. and subsidiaries for the one-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted 1)Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment, and 2) the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.

/s/ KPMG LLP
Dallas, Texas
March 15, 2007

Frozen Food Express Industries, Inc. and Subsidiaries Consolidated Balance Sheets December 31, (in thousands)
Assets	2008	2007
Current assets
Cash and cash equivalents	$1,308	$2,473
Accounts receivable, net	52,749	52,682
Tires on equipment in use, net	5,425	5,120
Deferred income taxes	2,666	2,978
Other current assets	10,822	14,607
Total current assets	72,970	77,860

Property and equipment, net	83,394	90,309
Other assets	5,822	5,500
Total assets	$162,186	$173,669

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$21,148	$25,301
Insurance and claims accruals	7,736	12,342
Accrued payroll and deferred compensation	4,396	5,998
Accrued liabilities	1,760	1,964
Total current liabilities	35,040	45,605

Deferred income taxes	14,235	11,488
Insurance and claims accruals	6,460	9,317
Total liabilities	55,735	66,410

Shareholders’ equity
Common stock, $1.50 par value per share; 75,000 shares authorized;
18,572 shares issued and outstanding	27,858	27,858
Additional paid-in capital	5,412	5,682
Retained earnings	87,103	88,515
	120,373	122,055
Treasury stock (1,813 and 1,921 shares), at cost	(13,922)	(14,796)
Total shareholders’ equity	106,451	107,259
Total liabilities and shareholders’ equity	$162,186	$173,669

See accompanying notes to consolidated financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries Consolidated Statements of Operations Years ended December 31, (in thousands, except per share amounts)
	2008	2007	2006
Revenue	$490,536	$452,214	$483,721
Operating expenses
Salaries, wages and related expenses	128,621	128,895	130,554
Purchased transportation	117,774	114,138	114,777
Fuel	107,654	84,319	87,757
Supplies and maintenance	53,531	54,516	58,758
Revenue equipment rent	35,456	31,083	30,551
Depreciation	18,851	19,446	20,606
Communications and utilities	4,898	4,206	4,291
Claims and insurance	13,675	20,801	18,279
Operating taxes and licenses	4,434	4,740	4,513
Gain on sale of property and equipment	(1,353)	(3,144)	(3,379)
Miscellaneous	4,941	3,743	5,455
Total operating expenses	488,482	462,743	472,162
Income (loss) from operations	2,054	(10,529)	11,559

Interest and other (income) expense
Interest income	(72)	(640)	(566)
Interest expense	140	50	405
Equity in earnings of limited partnership	(877)	(781)	(1,115)
Life insurance and other	(384)	776	(4,836)
Total interest and other income	(1,193)	(595)	(6,112)
Pre-tax income (loss) from continuing operations	3,247	(9,934)	17,671
Income tax expense (benefit)	2,642	(2,264)	6,468
Net income (loss) from continuing operations	605	(7,670)	11,203

Income from discontinued operations, net of tax	-	-	23

Net income (loss)	$605	$(7,670)	$11,226

Net income (loss) from continuing operations per share of common stock
Basic	$0.04	$(0.45)	$0.63
Diluted	$0.04	$(0.45)	$0.61
Net income from discontinued operations per share of common stock
Basic	$-	$-	$-
Diluted	$-	$-	$-
Net income (loss) per share of common stock
Basic	$0.04	$(0.45)	$0.63
Diluted	$0.04	$(0.45)	$0.61
Weighted average shares outstanding
Basic	16,715	17,187	17,853
Diluted	16,997	17,187	18,517

See accompanying notes to consolidated financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries Consolidated Statements of Cash Flows Years ended December 31, (in thousands)
	2008	2007	2006
Cash flows from operating activities
Net income (loss)	$605	$(7,670)	$11,226
Non-cash items included in net income (loss)
Gain on sale of life insurance contract	-	-	(5,120)
Gain on sale of property and equipment	(2,012)	(3,276)	(3,556)
Depreciation and amortization	22,839	24,307	25,702
Provision for losses on accounts receivable	1,763	443	(679)
Deferred income tax	3,059	580	4,552
Deferred compensation	426	405	215
Investment income, net	173	326	69
Change in assets and liabilities, net of divestiture
Accounts receivable	(2,763)	(2,793)	17,950
Tires on equipment in use	(4,259)	(3,817)	(4,514)
Other current assets	3,234	5,092	(12,109)
Accounts payable	(3,876)	2,041	(1,799)
Insurance and claims accruals	(7,463)	728	(2,731)
Income tax receivable	-	-	(3,466)
Accrued, liabilities payroll and other	(1,041)	(3,871)	(4,740)
Net cash provided by operating activities	10,685	12,495	21,000

Cash flows from investing activities
Expenditures for property and equipment	(22,220)	(22,007)	(39,667)
Proceeds from sale of property and equipment	12,540	13,545	14,462
Collection on note receivable	-	2,135	1,000
Proceeds from divestiture	-	-	668
Net life insurance (expenditures) proceeds	(275)	(14)	7,507
Net cash used in investing activities	(9,955)	(6,341)	(16,030)

Cash flows from financing activities
Proceeds from borrowings	85,300	23,000	51,600
Repayment of borrowings	(85,300)	(27,900)	(46,700)
Debt repaid by variable interest entities	-	-	(3,622)
Dividends paid	(2,017)	(2,072)	(984)
Income tax benefit (expense) of stock options and restricted stock	(107)	333	1,203
Proceeds from capital stock transactions	229	1,373	2,859
Purchases of treasury stock	-	(8,004)	(10,694)
Net cash used in financing activities	(1,895)	(13,270)	(6,338)

Net decrease in cash and cash equivalents	(1,165)	(7,116)	(1,368)
Cash and cash equivalents at beginning of year	2,473	9,589	10,957
Cash and cash equivalents at end of year	$1,308	$2,473	$9,589

See Footnote 9 for non-cash financing activities.

See accompanying notes to consolidated financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries Consolidated Statements of Shareholders' Equity Three years ended December 31, 2008 (in thousands)
	Common Stock		Additional Paid in	Retained
	Shares	Par			Treasury Stock
	Issued	Value	Capital	Earnings	Shares	Cost	Total
January 1, 2006	18,137	$27,206	$6,019	$89,040	331	$(3,135)	$119,130
Cumulative effect of adjustments resulting from the adoption of SAB No. 108	-	-	-	(1,025)	-	-	(1,025)
Adjusted at January 1, 2006	18,137	27,206	6,019	88,015	331	(3,135)	118,105
Net income	-	-	-	11,226	-	-	11,226
Treasury stock reacquired	-	-	-	-	1,316	(10,840)	(10,840)
Retirement plans	29	43	401	-	(39)	263	707
Exercise of stock options	386	579	(989)	-	(364)	3,415	3,005
Restricted stock	20	30	(589)	-	(74)	668	109
Dividends	-	-	-	(984)	-	-	(984)
Tax benefit of stock options	-	-	1,203	-	-	-	1,203
December 31, 2006	18,572	27,858	6,045	98,257	1,170	(9,629)	122,531
Net loss	-	-	-	(7,670)	-	-	(7,670)
Treasury stock reacquired	-	-	-	-	1,095	(8,004)	(8,004)
Retirement plans	-	-	37	-	(42)	349	386
Exercise of stock options	-	-	(777)	-	(261)	2,150	1,373
Restricted stock	-	-	44	-	(41)	338	382
Dividends	-	-	-	(2,072)	-	-	(2,072)
Tax benefit of stock options	-	-	333	-	-	-	333
December 31, 2007	18,572	27,858	5,682	88,515	1,921	(14,796)	107,259
Net income	-	-	-	605	-	-	605
Treasury stock reacquired	-	-	-	-	34	(222)	(222)
Retirement plans	-	-	3	-	(4)	34	37
Exercise of stock options	-	-	(443)	-	(116)	894	451
Restricted stock	-	-	277	-	(22)	168	445
Dividends	-	-	-	(2,017)	-	-	(2,017)
Tax benefit of stock options	-	-	(107)	-	-	-	(107)
December 31, 2008	18,572	$27,858	$5,412	$87,103	1,813	$(13,922)	$106,451

See accompanying notes to consolidated financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Nature of business:  Frozen Food Express Industries, Inc. is one of the leading temperature-controlled truckload and less-than-truckload carriers in the United States with core operations in the transport of temperature-controlled products and perishable goods, which include food, health care and confectionary products.  Frozen Food Express Industries, Inc. operates in one business segment, motor carrier operations.  Service is offered in over-the-road and intermodal modes for temperature-controlled truckload and less-than-truckload, as well as dry truckload.  Frozen Food Express Industries, Inc. also provides brokerage, or logistics, services as well as dedicated fleets to serve our customers.

Principles of consolidation: The accompanying consolidated financial statements include Frozen Food Express Industries, Inc., a Texas corporation, and our subsidiary companies, all of which are wholly-owned (collectively, the “Company”).  Intercompany balances and transactions have been eliminated in consolidation.

 Cash equivalents:  The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.  The carrying amount reported on the consolidated balance sheets approximate fair value.

 Accounts receivable:  Accounts receivables are recorded at the invoiced amounts, net of an allowance for doubtful accounts.  A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition.  Through these evaluations, we may become aware of a situation where a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  We perform ongoing reviews of the adequacy of our allowance for doubtful accounts.  Invoice balances over 30 days after the contractual due date are considered past due per our policy and are reviewed individually for collectibility.  Initial payments by new customers are monitored for compliance with contractual terms.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential recovery is considered remote.  No individual customer exceeds 10% of our revenue in all years presented.

 Tires on equipment in use, net: The Company capitalizes the original cost of tires purchased with vehicles and replacement tires as a current asset.  Amortization is calculated on a per-mile basis, less an estimated residual value.  Amortization of tires is included in the consolidated statements of cash flows as depreciation and amortization.

Property and equipment, net:  Additions and improvements to property and equipment are capitalized at cost.  Maintenance and repair expenditures are charged to operations as incurred.  Gains and losses on disposals of revenue equipment are included in operations as they are a normal, recurring component of our operations.

Depreciation is computed based on the cost of the asset, reduced by its estimated residual value, using the straight-line method for financial reporting purposes.  Accelerated methods are used for income tax reporting purposes.  Following is a summary of estimated useful lives utilized for the majority of our property and equipment for financial reporting purposes:

Years
Revenue equipment	2-10
Building and improvements	5-30
Service equipment	2-15
Computer, software and related equipment	3-12

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Our useful lives are 42 months for tractors and 84 months for trailers, with an estimated residual value.  The residual values for the majority of the tractors are based upon an estimated trade-in value of the equipment with the original vendor.  We periodically evaluate whether the remaining useful life of our long-lived assets may require revision or whether the remaining unamortized balance is recoverable. When factors indicate an asset should be evaluated for possible impairment, we use an estimate of the asset's projected undiscounted cash flow in evaluating whether an impairment exists. If an impairment exists, the asset is written down to net realizable value.

Insurance and claims accruals:  We are self-insured for a portion of losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels.  We maintain insurance coverage for per-incident and in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review.  We reserve currently for the estimated cost of the uninsured portion of pending claims. These reserves are periodically evaluated and adjusted based on our evaluation of the nature and severity of outstanding individual claims and an estimate of how those claims will ultimately develop based upon historical claims development factors.  The reserves also include an estimate for claims incurred but not reported.  We accrue for the anticipated legal and other costs to settle the claims currently.  Under agreements with our insurance carriers and regulatory authorities, we have $5.6 million in standby letters of credit to guarantee settlement of claims.

 Income taxes: Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  We have reflected the necessary deferred tax assets and liabilities in the accompanying consolidated balance sheets.  We believe the deferred tax assets will be realized principally through future reversals of existing taxable temporary differences and future taxable income.

 Revenue recognition:  Revenue and associated direct operating expenses are recognized on the date freight is picked up from the shipper in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue No. 91-9 Revenue and Expense Recognition for Freight Services in Progress (“EITF No. 91-9”).  One of the preferable methods outlined in EITF No. 91-9 provides for the recognition of revenue and direct costs when the shipment is completed.  Changing to this method would not have a material impact on the quarterly or annual financial statements.

We are the sole obligor with respect to the performance of our freight services provided by independent contractors or through our brokerage business, and we assume all related credit risk. Accordingly, our revenue and the related direct expenses are recognized on a gross basis on the date the freight is picked up from the shipper.  Revenue from equipment rental is recognized ratably over the term of the associated rental agreements.

 Stock-based compensation:   On January 1, 2006, we adopted FASB Statement No. 123R, Share-Based Payment (“SFAS No. 123R”), using the modified prospective method, and as a result, did not retroactively adjust results from prior periods.  Under this method, stock-based compensation must be recognized for: (i) any expense related to the remaining unvested portion of all stock-based awards granted prior to January 1, 2006, based on the grant date fair value, determined in accordance with the original provisions of FASB Statement 123, Accounting for Stock-Based Compensation (“SFAS No. 123”); and (ii) any expense related to all stock-based awards granted on or subsequent to January 1, 2006, based on the fair value determined in accordance with the provisions of SFAS No. 123R.  Because we had no material expenses that were required to be recognized upon the adoption of SFAS No. 123R, the adoption of SFAS No. 123R did not impact our financial statements for 2006 with regard to share-based payments issued to employees prior to January 1, 2006.

Net income (loss) per common share:  Net income (loss) per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the quarter or year.  Diluted earnings per common share is computed by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares related to stock options and other dilutive securities had been issued using the treasury stock method.  The dilutive common shares are excluded in loss years due to the anti-dilutive effect.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

 Use of estimates:  The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the consolidated financial statements.  A significant degree of judgment is required in the estimates related to the collectability of accounts receivable, impairment of assets and reserves for risk-related items such as workers’ injury claims, auto liability, general liability, cargo and property damage claims and employees’ health insurance. Ultimate results could differ from those estimates.

Adoption of SAB 108:   In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements (“SAB No. 108”). SAB No. 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires an entity to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors.  The Company adopted SAB No. 108 in the fourth quarter of 2006. The transition provisions of SAB No. 108 permitted the Company to adjust for the cumulative effect in retained earnings for immaterial errors relating to prior periods. In accordance with SAB No. 108, the Company reduced retained earnings as of January 1, 2006 by $1.0 million to correct our deferred and current tax liability accounts.

2. Accounts receivable, net

Accounts receivable are shown net of an allowance for doubtful accounts that we anticipate will not be paid by our customers. A summary of the activity for the years ended December 31 is as follows:

	(in thousands)
	2008	2007	2006
Balance at beginning of year	$1,263	$2,028	$3,441
Provision for losses	1,763	443	(679)
Write-offs, net of recoveries	(380)	(1,208)	(734)
Balance at end of year	$2,646	$1,263	$2,028

3. Other current assets

Other current assets consist primarily of prepayments of items such as taxes and licenses, insurance and prepaid rent.  It also includes inventories and other amounts owed to the Company.  As of December 31, other current assets consist of the following:
	(in thousands)
	2008	2007
Due from equipment sales	$110	$661
Income tax receivable	932	4,114
Other prepaid taxes	1,443	1,166
Prepaid insurance	1,167	1,630
Prepaid rent	2,233	1,844
Equipment held for sale	1,246	1,548
Prepaid licenses and permits	1,492	1,565
Inventory and other	2,199	2,079
	$10,822	$14,607

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

4. Property and equipment, net

Property and equipment, net are shown at historical cost and as of December 31, consist of the following:

	(in thousands)
	2008	2007
Land	$3,610	$4,126
Buildings and improvements	17,739	19,103
Revenue equipment	103,062	105,624
Service equipment	20,145	19,042
Computer, software and related equipment	27,715	26,633
	172,271	174,528
Less accumulated depreciation	88,877	84,219
	$83,394	$90,309

5. Long-term debt

As of December 31, 2008, the Company had a secured committed credit facility (the “Credit Facility”) that expires in June 2010 for which no amounts were outstanding.  The Company may borrow an amount not to exceed the lesser of $50.0 million, adjusted for letters of credit and other debt (as defined in the agreement), a borrowing base or a multiple of a measurement of cash flow.   As of December 31, 2008, the Company had $5.6 million of outstanding standby letters of credit primarily for self insurance programs that reduced the availability to $44.4 million, subject to borrowing base limitations, which is defined as 85% of eligible accounts receivable, resulting in an available borrowing base of $31.2 million.

The Credit Facility contains restrictive covenants which, among other matters, require the Company to maintain certain financial ratios, including debt to earnings before interest, taxes, depreciation and rents not to exceed 2.5:1.0, and a minimum fixed charge ratio of 1.25 and minimum tangible net worth of $80.0 million adjusted for earnings and other equity activity.  The Credit Facility also places certain restrictions on the payment of dividends and the purchase and sale of assets.  During April and July 2007 and March and August 2008, the Credit Facility was amended to allow for the payment of shareholder dividends.

Interest paid on the Credit Facility during 2008, 2007 and 2006 was $163,000, $91,000 and $155,000, respectively.

6. Income Taxes

The components of the provision (benefit) for income taxes for the years ended December 31, consist of the following:

	(in thousands)
Current:	2008	2007	2006
Federal	$(694)	$(2,808)	$1,681
State	277	(38)	235
Deferred:
Federal	2,793	1,460	4,225
State	266	(878)	327
Total provision (benefit)	$2,642	$(2,264)	$6,468

State income tax is presented net of the related federal tax benefit or provision.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A reconciliation between the statutory tax rate and the effective tax rate for the years ended December 31, is as follows:
	(in thousands)
	2008	2007	2006
Income tax provision (benefit) at statutory federal rate	$1,137	$(3,477)	$6,193
Federal income tax effects of:
Non-deductible driver per-diem payments	982	1,382	1,767
Non-taxable life insurance transactions	(81)	204	(1,781)
State income taxes and other	604	(373)	289
Total provision (benefit)	$2,642	$(2,264)	$6,468
Effective tax rate	81.4%	(22.8)%	36.6%

For 2008, our effective tax rate was 81.4%, as compared to a benefit of 22.8% in 2007, and 36.6% in 2006.  Our effective tax rate differs from federal and state statutory rates because of taxable and non-taxable components of our pre-tax income.  Non-deductible items consist primarily of certain expenses incurred by our employee-drivers in the course of their duties.

As of December 31, 2008 and 2007, our deferred tax assets and liabilities consisted of the following:

	(in thousands)
Deferred tax assets:	2008	2007
Insurance claims accruals	$4,803	$7,730
Allowance for bad debts	1,108	580
Deferred compensation	509	718
Federal and state net operating loss carryforwards	1,901	918
Other	1,365	1,517
Capital loss carryforward	290	290
Gross deferred tax assets	9,976	11,753
Valuation allowance	(290)	(290)
Total deferred tax assets	9,686	11,463

Deferred tax liabilities:
Depreciation	(18,227)	(16,888)
Prepaid expenses	(3,028)	(3,085)
Total deferred tax liabilities	(21,255)	(19,973)
Net deferred tax liabilities	$(11,569)	$(8,510)

We believe the deferred tax assets will be realized principally through future reversals of existing temporary differences (deferred tax liabilities) and future taxable income.  Tax refunds were $3.8 million and $6.2 million for 2008 and 2007, respectively.  Taxes paid were $374,000, $96,000, and $11.3 million in 2008, 2007 and 2006, respectively.  Federal net operating loss carryforwards of $2.9 million expire in 2028.

As a result of the adoption of SFAS 123(R), the Company recognizes tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from windfall tax benefits. A windfall tax benefit occurs when the actual tax benefit realized upon an employee’s disposition of a share-based award exceeds the cumulative book compensation charge associated with the award. At December 31, 2008, windfall tax benefits included in NOL carryforward but not reflected in deferred tax assets are $84,000.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The Company adopted provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (“FIN 48”), on January 1, 2007 and has analyzed filing positions in its federal tax returns for all open years.  The open periods subject to examination for its federal returns are 2005, 2006 and 2007. The Company also files tax returns in numerous state jurisdictions with varying statutes of limitations.  The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses.  The Company believes its income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to its consolidated financial position, results of operations and cash flows.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 as of December 31, 2008.

During 2008, we generated a net taxable loss.  Federal law allows us to “carryback” our 2008 net taxable loss to offset taxable income generated in prior years and receive a refund of taxes we incurred and paid in those prior years.  We generated taxable income and paid federal income taxes during 2006.  We intend to file a refund claim during the first half of 2009 and expect to receive a refund of approximately $768,000 for taxes paid in 2006.

7.  Income or loss per common share

Basic and diluted income (loss) per common share were computed as follows:

	(in thousands, except per share amounts)
	2008	2007	2006
Numerator:
Net income (loss)	$605	$(7,670)	$11,226

Denominator:
Basic – weighted-average shares	16,715	17,187	17,853
Effect of dilutive stock options	282	-	664
Diluted – weighted-average shares	16,997	17,187	18,517

Basic income (loss) per common share	$0.04	$(0.45)	$0.63
Diluted income (loss) per common share	$0.04	$(0.45)	$0.61

Options totaling 707,000, 626,000 and 593,000 shares were outstanding but were not included in the calculation of diluted earnings per share for 2008, 2007 and 2006, respectively, as their exercise prices were greater than the average market price of the common shares.  The Company excluded all common stock equivalents in 2007 as the effect was anti-dilutive due to the net loss.

8.  Amended and Restated Certificate of Incorporation

In May 2007, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation increasing the authorized number of shares of common stock, $1.50 par value, from 40.0 million shares to 75.0 million shares.

9. Employee benefits

Stock Incentive Plans:  Under our 2005 Stock Incentive Plan (the “2005 Plan”), our employees may be awarded stock options, restricted stock, stock units and performance share awards and stock appreciation rights.  Stock options issued to employees expire within 10 years after the date of grant, and the exercise price must be at least the par value of the Company’s stock or the fair market value of the stock on the date of grant.  The Company has not issued any stock options since 2005.  Restricted stock awards are grants of the Company’s stock to eligible individuals for which the vesting period varies. During 2008, 2007 and 2006, the Company issued common shares of approximately 23,000, 60,000, and 107,000 with a value of $172,000, $505,000 and $1.2 million, respectively, which will be recognized as compensation expense over the vesting period.  Stock units and performance share awards are the grant of a right to receive shares of the Company’s stock in the future, which is contingent on the achievement of performance or other objectives.  No stock units or performance share awards are outstanding at the end of 2008.  Stock appreciation rights allow the individual to receive the difference between the fair market value of the Company’s stock at time of exercise and the fair market value of the Company’s stock on the date of grant.  There are no outstanding stock appreciation rights at the end of 2008.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

        The Company also has a non-employee director restricted stock plan that authorizes the award of up to 50,000 shares of the Company’s common stock to our independent members of our Board of Directors.  Shares are awarded upon the non-employee director’s initial appointment or election to the Board.  Upon the reelection of any non-employee director to the Board, such individual shall be eligible to receive an award of restricted stock under this plan.  The awarded shares under the non-employee director restricted stock plan vest evenly over a three year period on each anniversary date of the grant.  During 2008, 2007 and 2006, the Company issued 15,000, 13,000 and 9,000 shares with a market value of $118,000, $125,000 and $68,000, respectively.  The value of these awards is recognized in the consolidated statements of operations as the awards vest.

The following table summarizes information regarding stock options for the years ended December 31:

	(in thousands, except price and periodic amounts)
	2008	2007	2006
Options outstanding at beginning of year	1,630	2,098	2,988
Exercised	(116)	(261)	(751)
Forfeited	(204)	(207)	(139)
Options outstanding at end of year	1,310	1,630	2,098
Year-end weighted average remaining life of options (years)	4.3	4.8	5.4
Options available for future grants	670	618	89
Weighted average price of options:
Exercised during year	$3.88	$5.27	$4.00
Forfeited during year	$8.41	$9.36	$10.50
Outstanding at end of year	$5.84	$6.02	$6.26
Exercisable at end of year	$5.85	$6.04	$6.28

Intrinsic value - options outstanding at end of year	$2,138	$2,622	$6,602
Intrinsic value - options exercisable at end of year	$2,124	$2,570	$4,751

                As of December 31, 2008, substantially all of our options were exercisable.  The range of prices and certain other information about our stock options as of December 31, 2008 is presented in the following table:

	Options Priced Between
	$1.50- $5.00	$5.01- $8.00	$8.01- $12.00	Total
Number of options outstanding (in thousands)	661	226	423	1,310
Weighted average remaining contractual life (years)	2.7	4.2	6.9	4.3
Weighted average exercise price	$2.45	$6.89	$10.59	5.84

During 2008, an employee exchanged 11,764 shares he owned for more than one year as consideration for the exercise of 26,000 stock options, as permitted by our share option plans.  Also during 2008, employees exercised 22,583 options in exchange for stock, which we purchased from them.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following table summarizes information regarding restricted stock shares for the years ended December 31:

	(in thousands, except shares and value per share)
Restricted Stock	2008	2007	2006
Outstanding shares at beginning of year	96,497	90,189	6,440
Issued	23,456	59,855	106,995
Forfeited	(1,667)	(19,000)	(13,160)
Vested	(45,368)	(34,547)	(10,086)
Outstanding shares at end of year	72,918	96,497	90,189

Fair market value of restricted stock
Outstanding at beginning of year	$890	$942	$62
Issued	172	505	1,176
Forfeited	(14)	(175)	(187)
Vested	(445)	(382)	(109)
Outstanding at end of year	$603	$890	$942

Weighted average value per share
Outstanding at beginning of year	$9.23	$10.17	$9.70
Issued	$7.31	$8.44	$10.99
Forfeited	$8.19	$9.19	$14.24
Vested	$9.81	$10.32	$13.27
Outstanding at end of year	$8.28	$9.23	$10.17

The compensation expense associated with the vesting of restricted stock is accounted for as deferred compensation and expensed ratably over the three-year vesting period of each grant. Total share-based compensation expense was $459,000, $441,000 and $210,000 in 2008, 2007 and 2006, respectively.

Supplemental Employee Retirement Plan (“SERP”) – The Company also has a SERP for the benefit of certain "highly compensated" personnel (as determined in accordance with the Employee Retirement Income Security Act of 1974). The SERP's investment income, assets and liabilities, which are contained in a Rabbi Trust, are included in the accompanying consolidated financial statements. As of December 31, 2008, the SERP liability was $896,000 and there were approximately 81,000 shares in the trust. Consistent with the FASB's EITF Issue 97-14  Accounting  for Deferred Compensation Arrangements Where Amounts Earned Are Held in a Rabbi Trust and Invested, the shares of the common stock held in a Rabbi Trust are accounted for as treasury stock until SERP participants elect to liquidate the stock. During 2008, SERP participants purchased 31,000 shares and liquidated 35,000 shares from the Rabbi Trust.

Savings Plan – Participants are able to contribute up to the limit set by law, which in 2008 was $15,500 for participants less than age 50 and $20,500 for participants age 50 and above.  The Company may contribute 25% of each participant’s contribution up to a total of 4% of their contribution.  Our contribution vests over six years.  The Company did not make any contributions to the plan in 2008 or 2007.  During 2006, the Company’s contribution was made in the form of 10,400 shares of common stock with a value of approximately $104,000.  The Board of Directors also has the ability to make discretionary contributions to the plan.

Rights Agreement – We have in place a rights agreement that authorizes a distribution to our shareholders of one common stock purchase right for each outstanding share of our common stock. Rights become exercisable if certain events, generally relating to a change of control, occur. Rights initially have an exercise price of $11.00. If such events occur, the rights will be exercisable for a number of shares having a market value equal to two times the exercise price of the rights. We may redeem the rights for $.001 each. The rights will expire in 2010, but the rights agreement is subject to review every three years by an independent committee of our Board of Directors.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

10.  Commitments and contingencies

The Company has revenue equipment leases expiring at various dates through October 2015 and various properties under non-cancelable agreements expiring through June 2024.  The aggregate future minimum rentals under non-cancelable operating leases at December 31, 2008 were as follows:

(in thousands)
Year Due	Amount Due
2009	$33,942
2010	24,034
2011	17,043
2012	9,256
2013	6,399
Thereafter	12,307
Total Due	$102,981

Rent expense for revenue equipment and various properties for 2008, 2007 and 2006 was $36.9 million, $32.4 million and $32.1 million, respectively.  At December 31, 2008, the Company had commitments of approximately $9.8 million for the expected purchase of tractors and leasehold improvements.  As of December 31, 2008, we had partially guaranteed the residual value of certain leased tractors totaling $5.8 million pursuant to leases with remaining lease terms that range from one month to 42 months. Our estimates of the fair market values and our pre-arranged trade-in values based upon future purchases of such tractors exceed the guaranteed values. Consequently, no provision has been made for any losses related to such guarantees.

We are involved in legal actions that arise in the ordinary course of business.  Although the outcomes of any such legal actions cannot be predicted, in the opinion of management, the resolution of any currently pending or threatened actions will not have a material adverse effect upon our financial position or results of operations.  During 2008, the Company settled a class action lawsuit and a derivative action without significant financial consideration.  The derivative action requires the Company to make certain corporate governance changes beginning in early March 2009, which the Company has done.

11.  Acquisitions and divestitures

Prior to 2007, the accompanying consolidated financial statements included certain amounts of two former variable interest entities (“VIEs”). AirPro Mobile Air, LLC (“AMA”) is a distributor of after-market parts and supplies for motor vehicle air conditioning systems. During early 2005, the business of AMA was conducted by our wholly-owned subsidiary, AirPro Holdings, Inc. (“AHI”).  During 2005, we sold the primary operating assets (excluding real estate) of AHI to AMA. Among the consideration we received from AMA in exchange for the assets were cash, a 20% equity interest in AMA and a note payable to us from AMA. The 80% interest in AMA was purchased by two individuals whom we employed at AHI when we owned the business. Because we retained a substantial interest in AMA, we continued to include AMA in our consolidated financial statements.

In December 2006, we sold our remaining interest in AMA to the two majority shareholders, retaining a note receivable of $250,000. Our 20% interest was sold at carrying value. We also sold the real estate AMA previously leased from us for $2.2 million, generating a gain of approximately $189,000. As of December 31, 2006, this entity is no longer consolidated because it is no longer a VIE in which we are considered the primary beneficiary and the operating results have been classified as discontinued operations in the accompanying Consolidated Statement of Operations for the year ended December 31, 2006.

Revenue from discontinued operations was $9.7 million in 2006.  During 2006, income from our discontinued operations was $23,000.  There was no such revenue or related income for 2008 or 2007.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The second formerly consolidated VIE that we do not own, but which had been consolidated into the accompanying consolidated financial statements until September 30, 2006, is a family partnership from which we leased 68 tractors until the end of September 2006. The family partnership was under the control of our Chairman of the Board and Chief Executive Officer. Our Senior Vice President and Chief Operating Officer also owns an interest in the family partnership. Effective September 30, 2006, we terminated the leases with the family partnership and, thereafter, this entity is no longer included in our consolidated financial statements because it is no longer a VIE in which we are considered the primary beneficiary.

12.   Related Party Transactions

During each of the years ended December 31, 2008, 2007 and 2006, the Company purchased the majority of its trailers and trailer refrigeration units we used in our operations from W&B, an entity in which we own a 19.9% equity interest. The Company accounts for that investment under the equity method of accounting.  As of December 31, 2008 and 2007, our equity investment in W&B was $2.2 million and $2.4 million, respectively, which is included in "Other Assets" in the accompanying consolidated balance sheets. During 2008, 2007 and 2006, our equity in the earnings of W&B was $877,000, $781,000, and $1.1 million, respectively. Cash distributions to us from W&B’s earnings were $1.0 million, $456,000 and $1.0 million in 2008, 2007 and 2006, respectively.

During 2008, the Company sold property, formerly leased to W&B, with a net book value of $1.3 million, resulting in a gain of $0.7 million, to an entity in which the majority shareholder of W&B has an interest.  This gain is included on our consolidated statements of operations in the line entitled “Life insurance and other”.

During 2008, 2007 and 2006, the Company’s purchases from W&B for trailers and refrigeration units were $2.5 million, $4.4 million and $3.1 million, respectively.  The Company also utilizes W&B to provide routine maintenance and warranty repair of trailers and refrigeration units.  During 2008, 2007 and 2006, W&B invoiced the Company $1.9 million, $1.4 million and $2.9 million, respectively, for maintenance and repair services, accessories and parts.

Effective September 30, 2006, the Company terminated all tractor and trailer lease arrangements with entities affiliated with our Chief Executive Officer, Stoney M. Stubbs, Jr., our current (since May 2006) Chief Operating Officer, S. Russell Stubbs, or partnerships under the control of such officers.  During 2006, the Company paid these related parties $1.5 million for rentals under the leasing arrangements, which included premiums of approximately $220,000.  There were no such payments during 2008 and 2007.

A member of the Company’s finance staff devotes a portion of his time rendering tax and other professional services for the personal benefit of our CEO, our current COO and our former COO. We have determined that approximately $28,000 of his salary was related to providing such services during each of the years ended December 31, 2008 and 2007 and $40,000 for the year ended December 31, 2006.  These services will cease effective March 1, 2009.

13.   New Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (“SFAS  No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS No. 157 requires companies to disclose the fair value of financial instruments according to a fair value hierarchy. Additionally, companies are required to provide certain disclosures regarding instruments within the hierarchy, including a reconciliation of the beginning and ending balances for each major category of assets and liabilities. SFAS No. 157 was effective for our fiscal year beginning January 1, 2008. In February 2008, the FASB issued Staff Positions No. 157-1 and No. 157-2, which partially defer the effective date of SFAS No. 157 for one year for certain nonfinancial assets and liabilities and remove certain leasing transactions from its scope. We adopted SFAS No. 157 on January 1, 2008 with no effect on our consolidated financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity must report unrealized gains and losses, on items for which the fair value option has been elected, in earnings at each subsequent reporting date. SFAS No. 159 was effective for our fiscal year beginning January 1, 2008. The adoption of SFAS No. 159 did not impact our consolidated financial statements.

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS No. 141R”). SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business at the acquisition date, measured at their full fair values as of that date. SFAS No. 141R is effective for business combinations occurring after December 31, 2008.  The Company does not anticipate the adoption of SFAS No. 141R will materially affect our financial position or results of operation.

In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards that require (i) noncontrolling interests to be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and (iii) any retained noncontrolling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. The Company does not expect the adoption of SFAS No. 160 will have a material effect on our financial position or results of operations.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of FASB Statement No. 133 to clarify how and why companies use derivative instruments. In addition, SFAS No. 161 requires additional disclosures regarding how companies account for derivative instruments and the impact derivatives have on a company’s financial position. This statement is effective for fiscal years beginning after November 15, 2008.  The Company does not expect the adoption of SFAS No. 161 will have a material effect on our financial condition.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with US GAAP.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of ‘Present Fairly in Conformity with Generally Accepted Accounting Principles’. SFAS No. 162 is not expected to have a material impact on our financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). The staff position concludes that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities as defined in EITF 03-6 and therefore should be included in computing earnings per share using the two-class method.  This staff position is effective for fiscal years beginning after December 15, 2008.  We are currently evaluating the impact of FSP EITF 03-6-1 on our consolidated financial results.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

14. Quarterly Financial Data (unaudited)

The following is a summary of the quarterly results of operations for 2008 and 2007:

	(in thousands except per-share amounts)
2008	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$490,536	$116,730	$129,025	$132,451	$112,330
Income (loss) from operations	2,054	(1,716)	16	3,560	194
Net income (loss)	605	(825)	274	1,357	(201)
Net income (loss) per share of common stock
Basic	$0.04	$(0.05)	$0.02	$0.08	$(0.01)
Diluted	$0.04	$(0.05)	$0.02	$0.08	$(0.01)

2007	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$452,214	$106,508	$113,050	$114,730	$117,926
Loss from operations	(10,529)	(668)	(3,191)	(1,258)	(5,412)
Net loss	(7,670)	(233)	(661)	(3,235)	(3,541)
Net loss per share of common stock
Basic	$(0.45)	$(0.01)	$(0.04)	$(0.19)	$(0.21)
Diluted	$(0.45)	$(0.01)	$(0.04)	$(0.19)	$(0.21)

Net income (loss) per share of common stock is computed independently for each quarter presented and is based on the average number of common and equivalent shares for the quarter. The sum of the quarterly net income (loss) per share of common stock for a year may not equal the total for the year due to rounding differences.

15. Subsequent Events

On February 27, 2009 the Company amended its credit facility to allow the payment of cash dividends on common stock in an aggregate amount not to exceed (a) $540,000 during the quarter ended March 31, 2009 and (b) $540,000 during the quarter ended June 30, 2009 provided that the quarter ending March 31, 2009 losses do not exceed $1.5 million.

On February 27, 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.03 per share of common stock to be paid on March 31, 2009 to holders of record as of March 13, 2009.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

ITEM 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

As previously reported, on June 16, 2007, the Audit Committee of the Frozen Food Express Industries, Inc. Board of Directors decided to replace KPMG, LLP (“KPMG”) with Grant Thornton, LLP (“Grant”) as the independent registered accountant for the year ending December 31, 2007.

KPMG’s report on our consolidated financial statements as of December 31, 2006 and for the fiscal year ended December 31, 2006 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. During the year ended December 31, 2006 and through the filing date of this Form 10-K, there have been no disagreements between us and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the matter in its report. None of the “reportable events” described in Item 304(a)(1)(v) of Regulation S-K promulgated by the SEC under the Securities Exchange Act of 1934, as amended, occurred during the year ended December 31, 2006 or through the filing date of this Form 10-K.

A copy of a letter from KPMG addressed to the SEC, dated June 11, 2007 and relating to the fiscal years ended December 31, 2006 and December 31, 2005 and the interim period from January 1, 2007 until June 11, 2007, was filed as Exhibit 16 to the Current Report on Form 8-K filed on June 15, 2007.

During the fiscal year ended December 31, 2006 and thereafter through the date of the filing of this Form 10-K, neither we, nor anyone acting on our behalf, consulted Grant regarding (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or (2) any matter that was either the subject of a disagreement with KPMG on accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the matter in its report, or a “reportable event” as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.  There were no significant changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, for Frozen Food Express Industries, Inc. and subsidiaries (the “Company”).  This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation.  Also, projection of any evaluation of the effectiveness of internal control over financial reporting to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.  In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.  Further, the Company’s independent registered public accounting firm, Grant Thornton LLP, has audited and issued a report on the Company’s internal controls over financial reporting as set forth in this annual report.

March 5, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Frozen Food Express Industries, Inc.

We have audited Frozen Food Express Industries, Inc. (a Texas Corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Frozen Food Express Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Frozen Food Express Industries, Inc. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2008 and our report dated March 5, 2009 expressed an unqualified opinion.

/s/ Grant Thornton LLP
Dallas, Texas
March 5, 2009

ITEM 9B.   Other Information

None.

PART III

ITEM 10.   Directors and Executive Officers and Corporate Governance

A.    Directors of the Registrant.

The information in the “Outstanding Capital Stock; Principal Shareholders” and “Election of Directors” sections of our proxy statement for the annual meeting of stockholders to be held on May 20, 2009 is incorporated herein by reference.

B.    Executive Officers of the Registrant.

The information in the “Election of Directors” section of our proxy statement for the annual meeting of stockholders to be held on May 20, 2009 is incorporated herein by reference.

C.    Compliance with Section 16(a) of the Exchange Act.

The information in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our proxy statement for the annual meeting of stockholders to be held on May 20, 2009 is incorporated herein by reference.

D.    Procedure for Director Nominations by Security Holders.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

E.     Audit Committee Financial Expert.

The information in the “Corporate Governance-Audit Committee” section of our proxy statement for the annual meeting of stockholders to be held on May 20, 2009 is incorporated herein by reference.

F.     Identification of the Audit Committee.

The information in the “Corporate Governance-Audit Committee” section of our proxy statement for the annual meeting of stockholders to be held on May 20, 2009 is incorporated herein by reference.

G.    Code of Business Conduct and Ethics for Senior Financial Management.

Our Code of Business Conduct and Ethics for Senior Financial Management applies to all of our executive officers, including our principal executive officer, principal financial officer and controller, and meets the requirements of the Securities and Exchange Commission.  We have posted our Code of Business Conduct and Ethics for Senior Financial Management on our website at www.ffex.net.  We intend to disclose any amendments to and any waivers from a provision of our Code of Business Conduct and Ethics for Senior Financial Management on our website within five business days following such amendment or waiver.

ITEM 11.        EXECUTIVE COMPENSATION

The information in the “Report of Compensation Committee of the Board of Directors” and “Executive Compensation” sections of our proxy statement for the annual meeting of stockholders to be held on May 20, 2009 is incorporated herein by reference.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information in the “Outstanding Capital Stock” and “Executive Compensation” sections of our proxy statement for the annual meeting of stockholders to be held on May 20, 2009 is incorporated herein by reference.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR   INDEPENDENCE

         The information in the “Corporate Governance” and “Transactions with Management and Directors” sections of our proxy statement for the annual meeting of stockholders to be held on May 20, 2009 is incorporated herein by reference.

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information in the “Audit and Non-Audit Fees” section of our proxy statement for the annual meeting of stockholders to be held on May 20, 2009 is incorporated herein by reference.

PART IV

ITEM 15.   Exhibits and Financial Statement Schedules

(a)           1.           Financial Statements, Financial Statement Schedules and Exhibits:

2.           Financial Statement Schedules

Financial statement schedules have been omitted since the required information is not applicable or not present in amounts sufficient to require submission of the schedule or because the required information is included in our consolidated financial statements or the notes thereto.

3.           Exhibits

The Exhibits filed with this report are listed in the Exhibit Index, which is a separate section of this report, and incorporated in this Item 15(a) by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Frozen Food Express Industries, Inc., the registrant, has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

FROZEN FOOD EXPRESS INDUSTRIES, INC.

Date: March 5, 2009	/s/	Stoney M. Stubbs, Jr.
Stoney M. Stubbs, Jr., Chairman of the Board, President and Chief Executive Officer

Date: March 5, 2009	/s/	Ronald J. Knutson
Ronald J. Knutson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

               Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
FROZEN FOOD EXPRESS INDUSTRIES, INC.

Date: March 5, 2009	/s/	Stoney M. Stubbs, Jr.
Stoney M. Stubbs, Jr., Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: March 5, 2009	/s/	S. Russell Stubbs
S. Russell Stubbs Senior Vice President, Chief Operating Officer and Director

Date: March 5, 2009	/s/	John Hickerson
John Hickerson Senior Vice President, Chief Marketing Officer and Director

Date: March 5, 2009	/s/	Jerry T. Armstrong
Jerry T. Armstrong, Director

Date: March 5, 2009	/s/	W. Mike Baggett
W. Mike Baggett, Director

Date: March 5, 2009	/s/	Brian R. Blackmarr
Brian R. Blackmarr, Director

Date: March 5, 2009	/s/	Barrett D. Clark
Barrett D. Clark, Director

Date: March 5, 2009	/s/	Leroy Hallman
Leroy Hallman, Director

Date: March 5, 2009	/s/	T. Michael O'Connor
T. Michael O’Connor, Director

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Frozen Food Express Industries, Inc. (filed as Exhibit 3(i) to Registrant Current Report on Form 8-K filed on May 29, 2007 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on March 3, 2009 and incorporated herein by reference).
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

10.2 (a)
First Amendment to the Amended and Restated Credit Agreement among Comerica Bank-Texas as administrative agent for itself and other banks, LaSalle Bank National Association, as collateral agent and syndication agent for itself and other banks and FFE Transportation Services, Inc. as Borrower and certain of its affiliates as of October 12, 2006 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on April 27, 2007 and incorporated herein by reference).

10.2 (b)
Second Amendment to the Amended and Restated Credit Agreement among Comerica Bank-Texas as administrative agent for itself and other banks, LaSalle Bank National Association, as collateral agent and syndication agent for itself and other banks and FFE Transportation Services, Inc. as Borrower and certain of its affiliates as of October 12, 2006 (filed as Exhibit 10.1 Registrant’s Current Report on Form 8-K filed on August 1, 2007 and incorporated herein by reference).

10.2 (c)
Third Amendment to the Amended and Restated Credit Agreement among Comerica Bank-Texas as administrative agent for itself and other banks, LaSalle Bank National Association, as collateral agent and syndication agent for itself and other banks and FFE Transportation Services, Inc., as Borrower and certain of its affiliates as of October 12, 2006 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on March 6, 2008 and incorporated herein by reference).

10.2 (d)
Fourth Amendment to the Amended and Restated Credit Agreement among Comerica Bank-Texas as administrative agent for itself and other banks, LaSalle Bank National Association, as collateral agent and syndication agent for itself and other banks and FFE Transportation Services, Inc., as Borrower and certain of its affiliates as of October 12, 2006 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on August 11, 2008 and incorporated herein by reference).

10.2 (e)
Fifth Amendment to the Amended and Restated Credit Agreement among Comerica Bank-Texas as administrative agent for itself and other banks, LaSalle Bank National Association, as collateral agent and syndication agent for itself and other banks and FFE Transportation Services, Inc., as Borrower and certain of its affiliates as of October 12, 2006 (filed as Exhibit 10.4 to Registrant’s Current Report on Form 8-K filed on March 3, 2009 and incorporated herein by reference).

10.3*
Frozen Food Express Industries, Inc., 1992 Incentive and Non-statutory Stock Option Plan (filed as Exhibit 4.3 to Registrant's Registration Statement #33-48494 as filed with the Commission and incorporated herein by reference).

10.3 (a)*
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
10.6 (a)*
First Amendment to Frozen Food Express Industries, Inc. 401(k) Savings Plan (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 18, 2007 and incorporated herein by reference).

10.6 (b)*
Second Amendment to Frozen Food Express Industries, Inc. 401(k) Savings Plan (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on March 4, 2008 and incorporated herein by reference).

10.6 (c)*
Third Amendment to Frozen Food Express Industries, Inc. 401(k) Savings Plan (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed on March 3, 2009 and incorporated herein by reference).

10.7*
Frozen Food Express Industries, Inc. Employee Stock Option Plan (filed as Exhibit 4.1 to Registrant's Registration Statement #333-21831 as filed with the Commission and incorporated herein by reference).

10.7(a)*	Amendment to the Frozen Food Express Industries, Inc. Employee Stock Option Plan (filed as Exhibit 4.4 to Registrant’s Registration Statement #333-52701 and incorporated by reference).
10.8*
FFE Transportation Services, Inc Restated Wrap Plan (Effective January 1, 2008) (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on December 24, 2008 and incorporated herein by reference).

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

10.12*
Amended and Restated Frozen Food Express Industries, Inc. 2005 Non-Employee Director Restricted Stock Plan (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K on November 20, 2008, and incorporated herein by reference).

10.12 (a)*
Form of Restricted Stock Agreement for use with Frozen Food Express Industries, Inc. Non-Employee Director Restricted Stock Plan (filed as Exhibit 10.2 (a) to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2005 and incorporated herein by reference).

10.13*
FFE Transportation Services, Inc. Amended 2005 Executive Bonus and Restricted Stock Plan (filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K filed March 3, 2009 and incorporated herein by reference).

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
10.17*
Summary of compensation arrangements with Stoney M. Stubbs, Jr. (filed as Exhibit 10.18 to Registrant's Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated herein by reference).

10.18*
Summary of compensation arrangements with S. Russell Stubbs effective January 1, 2007 (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on Novenber 20, 2007 and incorporated herein by reference).

10.19*	Summary of compensation arrangements with Thomas G. Yetter effective January 1, 2007 (filed as Exhibit 10.19 herewith).
10.20*	Summary of compensation arrangements with Timothy L. Stubbs effective November 21, 2008 (filed as Exhibit 10.20 herewith).
10.21*	Summary compensation arrangements of certain officers pursuant to Registrant’s Amended 2005 Executive Bonus and Restricted Stock Plan (filed herewith).
10.22*	Separation Agreement between Thomas G. Yetter and Registrant, dated January 29, 2009 (filed herewith).
10.23*	Summary of compensation arrangements with Ronald J. Knutson (incorporated by reference to Item 5.02 of Registrant’s Current Report on Form 8-K filed on January 20, 2009).
10.24*	Summary of compensation arrangements with John T. Hickerson (incorporated by reference to Item 5.02 of Registrant’s Current Report on Form 8-K filed on March 3, 2009).
11.1	Computation of basic and diluted net income or loss per share of common stock (incorporated by reference to Footnote 7 to the financial statements appearing as Item 8 of this Form 10-K).
14.1	Frozen Food Express Industries, Inc. Code of Business Conduct and Ethics (filed as Exhibit 14.1 to Registrant's Current Report on Form 8-K filed on March 3, 2009 and incorporated herein by reference).
14.2
Frozen Food Express Industries, Inc. Nominating and Corporate Governance Committee Charter (filed as Exhibit 14.2 to Registrant’s Current Report on Form 8-K filed on March 3, 2009 and incorporated herein by reference).

21.1	Subsidiaries of Frozen Food Express Industries, Inc. (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
23.2	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a)(17 CFR 240.13a-14(a)) (filed herewith).
31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a)(17 CFR 240.13a-14(a)) (filed herewith).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

*Executive Compensation plans and arrangements required to be filed as an Exhibit to this Form 10-K