Form 10-Q
period 2009-03-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2009-05-07
CIK 39273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes      ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.
Class	Number of Shares Outstanding
Common stock, $1.50 par value	17,189,386 at March 31, 2009

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Unaudited and in thousands, except per-share amounts)
Assets	March 31, 2009	December 31, 2008
Current assets
Cash and cash equivalents	$5,932	$1,308
Accounts receivable, net	40,943	52,749
Tires on equipment in use, net	5,408	5,425
Deferred income taxes	943	2,666
Other current assets	12,280	10,822
Total current assets	65,506	72,970

Property and equipment, net	80,903	83,394
Other assets	5,250	5,822
Total assets	$151,659	$162,186

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$20,190	$21,148
Insurance and claims accruals	8,517	7,736
Accrued payroll and deferred compensation	5,043	4,396
Accrued liabilities	1,601	1,760
Total current liabilities	35,351	35,040

Deferred income taxes	9,786	14,235
Insurance and claims accruals	6,600	6,460
Total liabilities	51,737	55,735

Shareholders' equity
Common stock, $1.50 par value per share; 75,000 authorized;
18,572 shares issued and outstanding	27,858	27,858
Additional paid-in capital	2,499	5,412
Retained earnings	80,467	87,103
	110,824	120,373
Treasury stock (1,432 and 1,813 shares), at cost	(10,902)	(13,922)
Total shareholders' equity	99,922	106,451
Total liabilities and shareholders’ equity	$151,659	$162,186

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
 (Unaudited and in thousands, except per-share amounts)

	Three Months Ended March 31,
	2009	2008
Revenue	$92,207	$116,730
Operating expenses
Salaries, wages and related expenses	31,763	30,759
Purchased transportation	20,568	30,660
Fuel	13,769	24,293
Supplies and maintenance	12,253	12,850
Revenue equipment rent	9,783	7,920
Depreciation	4,590	4,786
Communications and utilities	1,268	1,085
Claims and insurance	4,489	4,160
Operating taxes and licenses	1,290	1,069
Gain on sale of property and equipment	(134)	(260)
Miscellaneous	1,089	1,124
Total operating expenses	100,728	118,446
Loss from operations	(8,521)	(1,716)
Interest and other (income) expense
Interest income	(4)	(14)
Interest expense	4	23
Equity in earnings of limited partnership	(56)	(173)
Life insurance and other	308	39
Total interest and other (income) expense	252	(125)
Pre-tax loss	(8,773)	(1,591)
Income tax benefit	(2,652)	(766)
Net loss	$(6,121)	$(825)

Net loss per share of common stock
Basic	$(0.36)	$(0.05)
Diluted	$(0.36)	$(0.05)
Weighted average shares outstanding
Basic	16,908	16,652
Diluted	16,908	16,652

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
 (Unaudited and in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities
Net loss	$(6,121)	$(825)
Non-cash items included in net loss
Gain on sale of property and equipment	(134)	(260)
Depreciation and amortization	5,765	5,635
Provision for losses on accounts receivable	199	117
Deferred income tax	(2,726)	18
Deferred compensation	(294)	452
Investment income, net	155	(345)
Change in operating assets and liabilities
Accounts receivable	11,966	(2,827)
Tires on equipment in use	(916)	(609)
Other current assets	(818)	2,233
Accounts payable	(894)	(1,875)
Insurance and claims accruals	921	(3,720)
Accrued liabilities, payroll and other	453	269
Net cash provided by (used in) operating activities	7,556	(1,737)

Cash flows from investing activities
Expenditures for property and equipment	(6,694)	(2,561)
Proceeds from sale of property and equipment	4,023	3,270
Other	295	-
Net cash (used in) provided by investing activities	(2,376)	709

Cash flows from financing activities
Proceeds from borrowings	10,000	26,900
Payments against borrowings	(10,000)	(23,400)
Dividends paid	(515)	(502)
Income tax expense (benefit) of stock options and restricted stock	5	(18)
Proceeds from capital stock transactions, net	(139)	79
Purchases of treasury stock	93	-
Net cash (used in) provided by financing activities	(556)	3,059

Net increase in cash and cash equivalents	4,624	2,031
Cash and cash equivalents at beginning of period	1,308	2,473
Cash and cash equivalents at March 31	$5,932	$4,504

See accompanying notes to consolidated condensed financial statements.

 Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Shareholders' Equity
 (Unaudited and in thousands)

	Common Stock		Additional
	Shares	Par	Paid in	Retained	Treasury Stock
	Issued	Value	Capital	Earnings	Shares	Cost	Total
January 1, 2008	18,572	$27,858	$5,682	$88,515	1,921	$(14,796)	$107,259
Net income	-	-	-	605	-	-	605
Treasury stock reacquired	-	-	-	-	34	(222)	(222)
Retirement plans	-	-	3	-	(4)	34	37
Exercise of stock options	-	-	(443)	-	(116)	894	451
Restricted stock	-	-	277	-	(22)	168	445
Dividends	-	-	-	(2,017)	-	-	(2,017)
Tax benefit of stock options	-	-	(107)	-	-	-	(107)
December 31, 2008	18,572	27,858	5,412	87,103	1,813	(13,922)	106,451
Net loss	-	-	-	(6,121)	-	-	(6,121)
Treasury stock reacquired	-	-	-	-	33	(139)	(139)
Retirement plans	-	-	(153)	-	(32)	246	93
Exercise of stock options	-	-	(160)	-	(33)	253	93
Restricted stock	-	-	(2,605)	-	(349)	2,660	55
Dividends	-	-	-	(515)	-	-	(515)
Tax expense of stock options	-	-	5	-	-	-	5
March 31, 2009	18,572	$27,858	$2,499	$80,467	1,432	$10,902	$99,922

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
Three Months Ended March 31, 2009
  (Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated condensed financial statements include Frozen Food Express Industries, Inc., a Texas corporation, and our subsidiary companies, all of which are wholly-owned (collectively, the “Company”).  Our statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial statements, and therefore do not include all information and disclosures required by US GAAP for complete financial statements.  In the opinion of management, such statements reflect all adjustments consisting of normal recurring adjustments considered necessary to fairly present our consolidated financial position, results of operations, shareholders’ equity and cash flows for the interim period presented. The results of operations for any interim period do not necessarily indicate the results for the full year.  The unaudited interim consolidated condensed financial statements should be read with reference to the consolidated financial statements and notes to consolidated financial statements in our 2008 Annual Report on Form 10-K.  All intercompany balances and transactions have been eliminated in consolidation.

2.    Revenue Recognition

Revenue and associated direct operating expenses are recognized on the date freight is picked up from the shipper in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue No. 91-9 Revenue and Expense Recognition for Freight Services in Progress (“EITF No. 91-9”).  One of the preferable methods outlined in EITF No. 91-9 provides for the recognition of revenue and direct costs when the shipment is completed.  Changing to this method would not have a material impact on the quarterly financial statements.

The Company is the sole obligor with respect to the performance of our freight services provided by independent contractors or through our brokerage business and we assume all related credit risk. Accordingly, our revenue and the related direct expenses are recognized on a gross basis on the date the freight is picked up from the shipper.  Revenue from equipment rental is recognized ratably over the term of the associated rental agreements.

3.    Long-term Debt

As of March 31, 2009, the Company had a secured committed credit facility (the “Credit Facility”) that expires in June 2010 for which no amounts were outstanding.  The Company may borrow an amount not to exceed the lesser of $50.0 million, adjusted for letters of credit and other debt (as defined in the agreement), a borrowing base or a multiple of a measurement of cash flow.   As of March 31, 2009, the Company had $5.4 million of outstanding standby letters of credit primarily for self insurance programs that reduced the availability to $44.6 million, subject to borrowing base limitations, which is defined as 85% of eligible accounts receivable.  The available borrowing base at March 31, 2009 is $24.3 million, which excludes standby letters of credit.

The Credit Facility contains restrictive covenants which, among other matters, require the Company to maintain certain financial ratios, including debt to earnings before interest, taxes, depreciation and rents not to exceed 2.5:1.0, a minimum fixed charge ratio of 1.25 and minimum tangible net worth of $80.0 million adjusted for earnings and other equity activity.  The Credit Facility also places certain restrictions on the payment of dividends and the purchase and sale of assets.  During April and July 2007, March and August 2008 and February 2009, the Credit Facility was amended to allow for the payment of shareholder dividends.

4.    Income Taxes

Our income is taxed in the United States of America and various state jurisdictions. Our federal returns for 2005 and after are presently subject to further examination by the Internal Revenue Service.  State returns are filed in most state jurisdictions, with varying statutes of limitations.

US GAAP requires that, for interim periods, we project full-year income and permanent differences between book income and taxable income in order to calculate an effective tax rate for the entire year.  That projected effective tax rate is used to calculate our income tax provision or benefit for the interim periods’ year-to-date financial results.

For the three months ended March 31, 2009, our effective tax rate (income tax benefit divided by pre-tax loss) was 30.2% compared to 48.1% for the same period a year ago.   The difference between our effective tax rate and the federal statutory rate of 35% is primarily attributable to state income taxes and non-deductible driver related expenses.

5.  Income or loss per common share

Basic and diluted loss per common share were computed as follows:

	(in thousands, except per share amounts)
	Three Months Ended March 31,
	2009	2008
Numerator:
Net loss	$(6,121)	$(825)

Denominator:
Basic-weighted average shares	16,908	16,652
Effect of dilutive stock options	-	-
Diluted-weighted average shares	16,908	16,652

Basic loss per common share	$(0.36)	$(0.05)
Diluted loss per common share	$(0.36)	$(0.05)

                Options totaling 616,000 and 774,000 shares were outstanding but were not included in the calculation of diluted weighted average shares for 2009 and 2008, respectively, as their exercise prices were greater than the average market price of the common shares.  The Company excluded all common stock equivalents in 2009 and 2008 as the effect was anti-dilutive due to the net loss.

6.    Related Party Transactions

The Company purchases most of the trailers and trailer refrigeration units we use in our operations from W&B, an entity in which we own a 19.9% equity interest,  and also relies upon W&B to provide routine maintenance and warranty repair of the trailers and refrigeration units.  The Company accounts for that investment under the equity method of accounting.

During the three-month periods ended March 31, 2009 and 2008, the Company purchased $38,000 and $61,000, respectively, in trailers and refrigeration units from W&B.  During the three-month periods ended March 31, 2009 and 2008, we paid W&B $302,000 and $329,000, respectively, for maintenance and repair services, accessories, and parts.   As of March 31, 2009 and 2008, our accounts payable included amounts owed to W&B of $317,000 and $351,000, respectively, for the purchase of parts and repair services.

7.    Commitments and Contingencies

The Company is involved in legal actions that arise in the ordinary course of business.  Although the outcomes of any such legal actions cannot be predicted, in the opinion of management, the resolution of any currently pending or threatened actions will not have a material adverse effect upon our financial position or results of operations.  During 2008, the Company settled a class action lawsuit and a derivative action without significant financial consideration which was approved by the Court in April, 2009.  The derivative action requires the Company to make certain corporate governance changes beginning in early March 2009.  The Company has begun making these changes.

The Company accrues for costs related to public liability, cargo, employee health insurance and work-related injury claims. When a loss occurs, we record a reserve for the estimated outcome. As additional information becomes available, adjustments are made. Accrued claims liabilities include all such reserves and our estimate for incidents that have been incurred but not reported.

8.    Recent Accounting Pronouncements

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS No. 141R”). SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business at the acquisition date, measured at their full fair values as of that date. SFAS No. 141R is effective for business combinations occurring after December 31, 2008.  The adoption of SFAS No. 141R did not have a material impact on our consolidated financial statements.

On April 1, 2009, the FASB issued FASB Staff Position FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141R-1”), to address application issues regarding the accounting and disclosure provisions for contingencies in SFAS No. 141R.  FSP FAS 141R-1 amends SFAS No. 141R by replacing the guidance on the initial recognition and measurement of assets and liabilities arising from contingencies acquired or assumed in a business combination with guidance similar to that for preacquisition contingencies in FASB Statement 141, Business Combinations, before the 2007 revision.  The Company does not believe the adoption of FSP FAS 141R-1 will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards that require (i) non-controlling interests to be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and (iii) any retained non-controlling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited. The adoption of SFAS No. 160 did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of FASB Statement No. 133 to clarify how and why companies use derivative instruments. In addition, SFAS No. 161 requires additional disclosures regarding how companies account for derivative instruments and the impact derivatives have on a company’s financial position. This statement is effective for fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 161 did not have a material impact on our consolidated financial statements.

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

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). The staff position concludes that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities as defined in EITF 03-6 and therefore should be included in computing earnings per share using the two-class method.  This staff position is effective for fiscal years beginning after December 15, 2008.  The Company’s adoption of FSP EITF 03-6-1 did not have a material impact on our consolidated financial statements.  However, since the Company’s restricted shares are entitled to dividends and contain voting rights they are included in the basic computation of earnings per share.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated condensed financial statements and our Annual Report on Form 10-K for the year ended December 31, 2008.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those included in our Form 10-K, Part I, Item 1A for the year ended December 31, 2008.  We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

OVERVIEW

We generate our revenue from truckload, less-than-truckload (“LTL”), dedicated and brokerage services we provide to our customers.  Generally, we are paid either by the mile, the weight or the number of trucks being utilized by our dedicated service customers.  We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention and other ancillary services.  The main factors that affect our revenue are the rate per mile we receive from our customers, the percentage of miles for which we are compensated and the number of miles we generate with our equipment.  These factors relate, among other things, to the United States economy, inventory levels, the level of truck capacity in the transportation industry and specific customer demand.  We monitor our revenue production primarily through average revenue per truck per week, net of fuel surcharges, revenue-per-hundredweight for our LTL services, empty mile ratio, revenue per loaded (and total) miles, the number of linehaul shipments, loaded miles per shipment and the average weight per shipment.

                For the first quarter of 2009 our operating revenue decreased by $24.5 million, or 21.0%.  Operating revenue, net of fuel surcharges, decreased $10.7 million, or 11.4%, to $83.1 million from $93.7 million in 2008.  Excluding fuel surcharges, our average truckload revenue-per-tractor-per-week decreased 7.1%, due to a decrease in our loaded truckload revenue per mile from $1.45 to $1.39, an increase in our empty mile ratio to 9.6% from 8.8%, a decrease in our intermodal business and an 10.1% decline in our LTL hundredweight.  These declines were partially offset by an increase in our LTL revenue per hundredweight from $14.40 to $14.50.  Our truckload revenue decreased by $6.4 million, or 10.8%.  Due to continuing pricing pressures and excess capacity in the freight industry, our truckload revenue per loaded mile decreased to $1.39 per mile while our LTL revenue per hundredweight increased to $14.50 from $14.40 in 2008.  Dedicated revenue represented 5.7% of our revenue in 2009 versus 5.1% in 2008 while brokerage revenue decreased to 2.6% of our revenues in 2009 compared to 3.1% in 2008.

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

                Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 109.2% for the first quarter of 2009 compared with 101.5% in 2008.  Our operating expenses decreased at a lower rate than our revenue due to higher claims and insurance costs, increased equipment rent as our share of leased equipment increased, severance payments in the first quarter of 2009 and non-recurring gains realized in the first quarter of 2008.  Our loss per basic and diluted share increased to $0.36 in 2009 compared to $0.05 in 2008.

                 Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At March 31, 2009, we had no outstanding borrowings under our credit facility and $100 million in shareholders’ equity.  In the first quarter of 2009, we added approximately $2.7 million of new revenue equipment, net of proceeds from dispositions, and recognized a gain of $134,000 on the disposition of used equipment.  These capital expenditures were funded with cash flows from operations.  We estimate that capital expenditures, net of proceeds from dispositions, will range from $18-$23 million in 2009, which would be higher than our historical levels due to our tractor replacement schedule and the capital required to consolidate two of our facilities into one location in New Jersey.

The following table summarizes and compares the significant components of revenue and presents our operating ratio and revenue per truck per week for each of the three-month periods ended March 31:

Revenue from: (a)	2009	2008
Temperature-controlled fleet	$32,586	$34,635
Dry-freight fleet	14,534	18,177
Total truckload linehaul services	47,120	52,812
Dedicated fleets	5,286	5,956
Total truckload	52,406	58,768
Less-than-truckload linehaul services	27,033	29,854
Fuel surcharges	9,157	22,994
Brokerage	2,441	3,594
Equipment rental	1,170	1,520
Total revenue	92,207	116,730

Operating expenses	100,728	118,446
Loss from freight operations	$(8,521)	$(1,716)
Operating ratio (b)	109.2%	101.5%

Total truckload revenue	$52,406	$58,768
Less-than-truckload revenue	27,033	29,854
Total linehaul and dedicated fleet revenue	$79,439	$88,622

Weekly average trucks in service	1,997	2,046
Revenue per truck per week (c)	$3,094	$3,332

Computational notes:
(a)	Revenue and expense amounts are stated in thousands of dollars.
(b)	Operating expenses divided by total revenue.
(c)	Average daily revenue, times seven, divided by weekly average trucks in service.

                 The following table summarizes and compares selected statistical data relating to our freight operations for each of the three-month periods ended March 31:

Truckload	2009	2008
Total linehaul miles (a)	37,456	40,066
Loaded miles (a)	33,855	36,545
Empty mile ratio (b)	9.6%	8.8%
Linehaul revenue per total mile (c)	$1.26	$1.32
Linehaul revenue per loaded mile (d)	$1.39	$1.45
Linehaul shipments (a)	36.6	36.1
Loaded miles per shipment (e)	925	1,012
LTL
Hundredweight	1,864,253	2,073,816
Shipments (a)	61.6	66.7
Linehaul revenue per hundredweight (f)	$14.50	$14.40
Linehaul revenue per shipment (g)	$439	$447
Average weight per shipment (h)	3,029	3,107

Computational notes:
(a)	Amounts are stated in thousands.
(b)	Total truckload linehaul miles less truckload loaded miles, divided by total truckload linehaul miles.
(c)	Revenue from truckload linehaul services divided by total truckload linehaul miles.
(d)	Revenue from truckload linehaul services divided by truckload loaded miles.
(e)	Total truckload loaded miles divided by number of truckload linehaul shipments.
(f)	LTL revenue divided by LTL hundredweight.
(g)	LTL revenue divided by number of LTL shipments.
(h)	LTL hundredweight times one hundred divided by number of shipments.

The following table summarizes and compares the makeup of our fleets between company-provided tractors and tractors provided by independent contractors as of March 31:

	2009	2008
Total company-provided	1,551	1,485
Total owner-operator	415	544
Tractors in service	1,966	2,029
Trailers in service	3,996	4,156

Comparison of Three Months Ended March 31, 2009 to Three Months Ended March 31, 2008

The following table sets forth revenue, operating income, operating ratios and revenue per truck per week and the dollar and percentage changes of each:

Revenue from (a)	2009	2008	Dollar Change 2009 vs. 2008	Percentage Change 2009 vs. 2008
Temperature-controlled fleet	$32,586	$34,635	$(2,049)	(5.9)%
Dry-freight fleet	14,534	18,177	(3,643)	(20.0)
Total truckload linehaul services	47,120	52,812	(5,692)	(10.8)
Dedicated fleets	5,286	5,956	(670)	(11.2)
Total truckload	52,406	58,768	(6,362)	(10.8)
Less-than-truckload linehaul services	27,033	29,854	(2,821)	(9.4)
Fuel surcharges	9,157	22,994	(13,837)	(60.2)
Brokerage	2,441	3,594	(1,153)	(32.1)
Equipment rental	1,170	1,520	(350)	(23.0)
Total revenue	92,207	116,730	(24,523)	(21.0)

Operating expenses	100,728	118,446	(17,718)	(15.0)
Loss from operations	$(8,521)	$(1,716)	$(6,805)	396.6%
Operating ratio (b)	109.2%	101.5%

Total truckload revenue	$52,406	$58,768	$(6,362)	(10.8)%
Less-than-truckload linehaul revenue	27,033	29,854	(2,821)	(9.4)
Total linehaul and dedicated fleet revenue	$79,439	$88,622	$(9,183)	(10.4)%

Weekly average trucks in service	1,997	2,046	(49)	(2.4)%
Revenue per truck per week (c)	$3,094	$3,332	$(238)	(7.1)%

Computational notes:
(a)	Revenue and expense amounts are stated in thousands of dollars.
(b)	Operating expenses divided by total revenue.
(c)	Average daily revenue, times seven, divided by weekly average trucks in service.

Total revenue decreased $24.5 million, or 21.0%, to $92.2 million in 2009 from $116.7 million in 2008.  Excluding fuel surcharges our revenue decreased $10.7 million, or 11.4%, to $83.1 million from $93.7 million in 2008.

                Truckload revenue, excluding fuel surcharges, decreased $6.4 million, or 10.8%, to $52.4 million from $58.8 million in 2008.  Truckload revenues declined primarily due to continued pricing pressures and excess capacity in the industry driving down loaded miles 7.4% to 33.8 million from 36.5 million in 2008.  As a result, our empty mile ratio increased from 8.8% in 2008 to 9.6% in 2009.  During 2008, the Company continued to focus on providing services within our preferred networks; however, intermodal loads decreased to optimize utility with our existing fleet. Our weighted average trucks utilized in our truckload services decreased from 1,012 to 925.  Due to the challenging freight environment, our ability to increase truckload rates was limited throughout 2008 and into 2009.  Our revenue per loaded mile declined to $1.39 in 2009 from $1.45 in 2008.

Our dry fleet revenue declined 20% during 2009 primarily due to a decline in total tonnage shipped.  Excess capacity within the transportation industry resulted in increased competition for less available freight, which put downward pressure on pricing.  At the end of the first quarter of 2009, we operated 78 tractors in our dedicated fleet business compared to 97 a year ago due to a loss in business.

Less-than-truckload revenue decreased $2.8 million, or 9.4%, to $27.0 million from $29.9 million.  The decline in revenue was primarily driven by increased competition in the LTL market and a decrease in total weight shipped as we focused on maintaining our margins.  Total weight shipped for the quarter declined 10.1% to 186.4 million pounds from 207.4 million pounds in 2008.  The Company implemented a general rate increase during mid-2008, which helped drive the revenue-per-hundredweight to $14.50 in the first quarter 2009 from $14.40 in the first quarter of 2008; however, the increase was partially offset by other pricing pressures within the industry.

Fuel surcharges represent the cost of fuel that we are able to pass along to our customers based upon changes in the Department of Energy’s weekly indices.  The cost of fuel has decreased from the first quarter of 2008, resulting in decreased fuel surcharges of $13.8 million, or 60.2% for the quarter.  The lower fuel surcharge is offset by decreased fuel costs to the Company within fuel and purchased transportation expenses.

                The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations, and those items as a percentage of revenue:

	(in thousands) Dollar Change	Percentage Change	Percentage of Revenue
	2009 vs 2008	2009 vs 2008	2009	2008
Revenue	$(24,523)	(21.0)%	100.0%	100.0%

Operating Expenses
Salaries, wages and related expenses	1,004	3.3	34.4	26.3
Purchased transportation	(10,092)	(32.9)	22.3	26.3
Fuel	(10,524)	(43.3)	14.9	20.8
Supplies and maintenance	(597)	(4.6)	13.3	11.0
Revenue equipment rent	1,863	23.5	10.6	6.8
Depreciation	(196)	(4.1)	5.0	4.1
Communications and utilities	183	16.9	1.4	0.9
Claims and insurance	329	7.9	4.9	3.6
Operating taxes and licenses	221	20.7	1.4	0.9
Gain on sale of property and equipment	126	(48.5)	(0.1)	(0.2)
Miscellaneous	(35)	(3.1)	1.1	1.0
Total Operating Expenses	$(17,718)	(15.0)%	109.2%	101.5%

Total operating expenses for 2009 decreased $17.7 million, or 15.0%, to $100.7 million from $118.4 million in 2008.  As a result of the decline in revenue and the decrease in operating expenses, the operating ratio increased to 109.2% from 101.5% in 2008.

Salaries, wages and related expenses consist of compensation for our employees, including drivers and non-drivers.  It also includes employee-related costs, including the costs of payroll taxes, work-related injuries, group health insurance, 401(k) plan contributions and other fringe benefits.  The most variable of these salary, wage and related expenses is driver pay, which is affected by the mix of company drivers and owner-operators in our fleets as well as our efficiencies in our over-the-road operations.  Driver salaries including per diem costs increased $939,000, or 5.5%, primarily due to a shift from independent contractors to company drivers.  Non-driver salaries decreased $1.0 million driven by a reduction in non-driver headcount partially offset by severance of $483,000 incurred in the quarter.  Group health insurance costs increased by $1.1 million due to an increase in quantity and severity of claims incurred in the quarter.

Purchased transportation expense consists of payments to independent contractors for the equipment and services they provide, payments to other motor carriers who handle our brokerage services and to various railroads for intermodal services.  It also includes fuel surcharges paid to our independent contractors for which we charge our customers.  These expenses are highly variable with revenue and/or the mix of company drivers versus independent contractors.  Purchased transportation expense decreased $10.1 million, or 32.9%, in 2009 from 2008.  Purchased transportation expense related to our intermodal service decreased by $1.4 million including fuel surcharges, or 29.6%, compared to 2008 as our intermodal movements declined.  The portion of our purchased transportation connected with our TL and LTL services decreased $2.9 million, including fuel surcharges, primarily reflecting a decrease in the number of independent contractors utilized during the first quarter of 2009.  Purchased transportation associated with our brokerage services decreased $1.4 million, or 48.1%, compared to 2008, as the result of a similar decrease in brokerage revenue.  Fuel payments to our independent contractors decreased from $6.4 million in the first quarter of 2008 to $2.0 million in the first quarter of 2009 due to a decline in fuel surcharges and a decrease in our utilization of independent contractors.

Fuel expense and fuel taxes decreased by $10.5 million, or 43.3%, to $13.8 million from $24.3 million in 2008.   The decrease was primarily due to a 37.7% decline in the Department of Energy’s Fuel Index.  A 3.4% improvement in miles per gallon to 6.09 in 2009 from 5.89 in 2008 also contributed to the decrease.  The increase in miles per gallon was primarily driven by decreasing our speed from 65 to 62 miles per hour during mid-2008.  The majority of our tractors are equipped with opti-idle technology which monitors the temperature of the cab and allows the engine to operate more efficiently while not on the road.  We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover a portion of increasing fuel prices through fuel surcharges and rates to our customers.

 Supplies and maintenance expenses primarily consist of repairs, maintenance and tires along with load specific expenses including loading/unloading, tolls, pallets, pickup and delivery and recruiting.  Supplies and maintenance costs decreased $597,000, or 4.6%, from 2008 and also declined as a percentage of total revenue to 13.3% from 11.0%.  This decrease was primarily driven by lower recruiting costs of approximately $419,000 as fewer drivers were recruited.  Significant repairs to our equipment are generally covered by manufacturers’ warranties.

Total revenue equipment rent increased $1.9 million, or 23.5%, to $9.8 million from $7.9 million in 2008.  The increase is primarily due to an increase in the average number of tractors under lease at the end of March 2009 of 1,290 compared to 1,101 at the end of March 2008 and the increase in the average cost of equipment as we replace older equipment with new equipment and as our leased versus owned ratio increases.  We expect equipment rent expense to increase in future periods as a result of higher prices of new equipment.

Depreciation relates to owned tractors, trailers, communications units, service centers and other assets. Gains or losses on dispositions of revenue equipment are set forth in a separate line item within our statements of operations. Depreciation expense decreased $196,000, or 4.1%, as older equipment was disposed and replaced with newer leased equipment.  Depreciation expense is also dependent upon the mix of company-owned equipment versus independent contractors.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment, which is expected to result in greater depreciation.  Future depreciation expense will be impacted by our leasing decisions.

Claims and insurance expenses consist of the costs of premiums for insurance accruals we make within our self-insured retention amounts, primarily for personal injury, property damage, physical damage and cargo claims.  These expenses will vary and are dependent on the frequency and severity of accidents, our self-insured retention amounts and the insurance market. Claims and insurance costs increased by $329,000, or 7.9%, to $4.5 million from $4.2 million in 2008.  The increase was primarily due to an increase in the severity of claims incurred.  The Company is responsible for the first $4.0 million on personal injury and property damage liability claims and 25% of the claim amount between $4.0 million and $10.0 million.  The Company has excess coverage from $10.0 million to $50.0 million.  Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, a claim that approaches the maximum self-insured retention level, or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

The Company’s effective tax benefit rate decreased to 30.2% in 2009 from 48.1% in 2008.  We pay our drivers a per-diem allowance for travel related expenses for which we are only able to deduct 80% for tax purposes.  This, along with other non-deductible items for tax, decreased our effective tax rate as our pre-tax loss increased.

As a result of factors described above, our net loss increased to $6.1 million compared to a net loss of $825,000 in 2008.  Our net loss per share increased to $0.36 per diluted share from a loss of $0.05 per diluted share in 2008.

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

                In November 2007, our Board of Directors approved a share repurchase program to repurchase up to one million shares of our common stock.  This program is intended to be implemented through purchases made in either the open market or through private transactions.  The timing and extent to which we will repurchase shares depends on market conditions and other corporate considerations.  We made no purchases in 2008 or 2009 and have available approximately 1.1 million shares that can be repurchased from that and previous authorizations. The repurchase program does not have an expiration date.

                 The table below reflects our net cash flows provided by (used in) operating activities, investing activities and financing activities and outstanding debt, including current maturities, for the periods indicated.

	(in thousands)
	Three Months Ended March 31,
	2009	2008
Net cash flows provided by (used in) operating activities	$7,556	$(1,737)
Net cash flows (used in) provided by investing activities	(2,376)	709
Net cash flows (used in) provided by financing activities	(556)	3,059
Debt at March 31	-	3,500

For the three months ended March 31, 2009, we purchased $6.7 million of new revenue equipment, and recognized a gain of $134,000 on the disposition of used equipment.  We generated $7.6 million of cash flows from operating activities primarily driven by depreciation and amortization, a decrease in our accounts receivable balances and relatively flat accounts payable balances as compared to our total expenditures.  Our net capital expenditures were primarily funded with cash flows from operations.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, current borrowing availability and sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.  We estimate that capital expenditures, net of proceeds from dispositions, will range from $18-$23 million in 2009, which will be higher than our historical levels due to our tractor replacement schedule and the consolidation of two facilities into one service center in New Jersey. Net cash flows used in financing activities decreased during 2009 from 2008 levels primarily due our ability to repay all outstanding debt during the quarter.

We establish credit terms with our customers based upon their financial strength and their historical payment pattern.   Many of our largest customers under contract are Fortune 500 companies.  Given the current economic conditions, we have placed additional emphasis on our review of significant outstanding receivable balances.  Accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectability of these receivables, we perform ongoing credit evaluations of our customers’ financial condition.  Through these evaluations, we may become aware of a situation in which a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  Our allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  Invoice balances over 30 days after the contractual due date are considered past due per our policy and are reviewed individually for collectability.  During the first quarter of 2009, we decreased our reserve for doubtful accounts by $221,000 from December 31, 2008 as our past due receivables declined as a percent of outstanding balances.  Initial payments by new customers are monitored for compliance with contractual terms.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential recovery is considered remote.

                We have a credit agreement that provides for a five-year secured committed credit facility maturing in June 2010 with an aggregate availability of $50.0 million.  We may borrow an amount not to exceed the lesser of $50.0 million, adjusted for letters of credit and other debt (as defined in the agreement), a borrowing base or a multiple of a measurement of cash flow.   At March 31, 2009 there were no amounts borrowed under the credit facility; however, we had $5.4 million of standby letters of credit primarily for our self-insurance programs, which reduced the availability to $44.6 million.  The credit facility is further limited to the borrowing base, which is defined as 85% of the eligible accounts receivable balance, which excludes amounts past due over 90 days, unbilled revenue and the current portion of freight claims.  The Company also has the ability to increase its borrowing base by an additional $15.0 million through securitizing various revenue equipment.  The borrowing base as of March 31, 2009 was $24.3 million, which excludes standby letters of credit.  The credit facility bears interest at a daily interest rate based on one of the bank’s prime lending rate less 75 basis points or for specified periods of time at fixed interest rates that are based on a spread over the London Interbank Offered Rate.   The agreement contains a pricing grid in which increased levels of profitability and cash flows or reduced levels of indebtedness can reduce the interest rates.

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

•	We may not enter into a merger or acquire another entity without the prior consent of our banks.

•	The annual amount of our net expenditures for property and equipment may not be more than $50 million after taking into account the amounts we receive from the sale of such assets.

•	Payments of dividends are generally limited to net income derived in the previous quarter.

At March 31, 2009, our EBITDAR was $57.9 million.  Our fixed charges were $31.4 million, resulting in a fixed charge coverage ratio of 1.84.  Our funded debt as defined in the agreement was $108.5 million resulting in funded debt to EBITDAR ratio of 1.88.  As a result of the seasonality of our operations and the loss incurred during 2007, we amended the credit facility in March and August 2008 and again in February 2009, to allow the payment of dividends to our shareholders upon meeting certain criteria.  Maintaining a credit facility is imperative for us to continue our operations by allowing us to manage our working capital and acquire revenue equipment that is essential to our operations.  Should we not be able to meet these covenants, amounts outstanding may become payable immediately and our ability to make future draws on the credit facility may be limited.  We are in compliance with all of the covenants under the credit facility as of March 31, 2009 and anticipate our compliance will continue during 2009.

The following is a summary of our contractual obligations as of March 31, 2009:

	(in thousands)
	Total	2009	2010-2011	2012-2013	After 2013
Letters of credit	$5,422	$2,780	$2,642	$-	$-
Purchase obligations	23,395	23,395	-	-	-
Operating leases obligations
Rentals	103,085	27,171	47,385	17,747	10,782
Residual guarantees	7,754	210	3,578	3,966	-
	$139,656	$53,556	$53,605	$21,713	$10,782

Off-Balance Sheet Arrangements

As of March 31, 2009, we leased 1,284 tractors and 2,359 trailers under operating leases with varying termination dates ranging from April 2009 through October 2015 with total obligations of $103.1 million.  Rent expense related to operating leases involving vehicles during the first quarters of 2009 and 2008 was $9.8 million and $7.9 million, respectively.  We maintain standby letters of credit related to self-insured programs in the amount of $5.4 million.  These standby letters of credit allow the Company to self-insure a portion of its insurance exposure.

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

Seasonality

                 Our temperature-controlled truckload operations are affected by seasonal changes. The growing seasons for fruits and vegetables in Florida, California and Texas typically create increased demand for trailers equipped to transport cargo requiring refrigeration. Our LTL operations are also impacted by the seasonality of certain commodities. LTL shipment volume during the winter months is normally lower than other months. Shipping volumes of LTL freight are usually highest from July through October.  LTL volumes also tend to increase in the weeks before holidays such as Easter, Thanksgiving and Christmas when significant volumes of food and candy are transported.

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

Accounts Receivable.  We are dependent upon contracts with significant customers that generate a large portion of our revenue.  Accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectability of these receivables, we perform ongoing credit evaluations of our customers’ financial condition.  Through these evaluations, we may become aware of a situation in which a customer may not be able to meet its financial obligations due to deterioration of their financial viability, credit ratings or bankruptcy.  The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  We perform ongoing reviews of the adequacy of our allowance for doubtful accounts.  Invoice balances over 30 days after the contractual due date are considered past due per our policy and are reviewed individually for collectability.  Initial payments by new customers are monitored for compliance with contractual terms.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential recovery is considered remote.

Revenue Recognition.  The Company recognizes revenue and the related direct costs on the date the freight is picked up from the shipper in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue 91-9, Revenue and Expense Recognition for Freight Services in Progress (“EITF 91-9”).  One of the preferable methods under EITF 91-9 provides the recognition of revenue and direct costs when the shipment is completed.  Changing to this method would not have a material impact on the quarterly financial results or operations of the Company.

Property and Equipment.  The transportation industry is capital intensive. Our net property and equipment was $81.0 million as of March 31, 2009 and $83.4 million as of December 31, 2008. Our depreciation expense was $4.6 million for the first quarter of 2009 and $4.8 million for the first quarter of 2008. Depreciation is computed based on the cost of the asset, reduced by its estimated residual value, using the straight-line method for financial reporting purposes.  Accelerated methods are used for income tax reporting purposes. Additions and improvements to property and equipment are capitalized at cost.  Maintenance and repair expenditures are charged to operations as incurred.  Gains and losses on disposals of revenue equipment are included in operations as they are a normal, recurring component of our operations.  We have minimal risk to the used equipment market as the majority of our tractors have a pre-arranged trade-in value at the end of 42 months, which is utilized as the residual value in computing depreciation expense.

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

Insurance and Claims.  We are self-insured for a portion of losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels.  We maintain insurance coverage for per-incident occurrences and in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review.  We reserve currently for the estimated cost of the uninsured portion of pending claims. These reserves are periodically evaluated and adjusted based on our evaluation of the nature and severity of outstanding individual claims and an estimate of future claims development based on historical claims development factors.  The Company accrues for the anticipated legal and other costs to settle the claims currently.  The Company is responsible for the first $4.0 million on each personal injury and property damage claims and 25% of the claim amount between $4.0 million and $10.0 million.  The Company has excess coverage from $10.0 million to $50.0 million.  The Company utilizes an independent actuary to assist in establishing its accruals.  Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, a claim that approaches the maximum self-insured retention level, or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS No. 141R”). SFAS No. 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business at the acquisition date, measured at their full fair values as of that date. SFAS No. 141R is effective for business combinations occurring after December 31, 2008.  The adoption of SFAS No. 141R did not have a material impact on our consolidated financial statements.

On April 1, 2009, the FASB issued FASB Staff Position FAS 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS 141R-1”), to address application issues regarding the accounting and disclosure provisions for contingencies in SFAS No. 141R.  FSP FAS 141R-1 amends SFAS No. 141R by replacing the guidance on the initial recognition and measurement of assets and liabilities arising from contingencies acquired or assumed in a business combination with guidance similar to that for preacquisition contingencies in FASB Statement 141, Business Combinations, before the 2007 revision.  The Company does not believe that the adoption of the Staff Position will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards that require (i) non-controlling interests to be reported as a component of equity, (ii) changes in a parent’s ownership interest while the parent retains its controlling interest to be accounted for as equity transactions, and (iii) any retained non-controlling equity investment upon the deconsolidation of a subsidiary to be initially measured at fair value. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years, with early adoption prohibited.  The adoption of SFAS No. 160 did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of FASB Statement No. 133 to clarify how and why companies use derivative instruments. In addition, SFAS No. 161 requires additional disclosures regarding how companies account for derivative instruments and the impact derivatives have on a company’s financial position. This statement is effective for fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 161 did not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with US GAAP.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The   Meaning of ‘Present Fairly in Conformity with Generally Accepted Accounting Principles’.  The Company’s adoption of SFAS No. 162 is not expected to have a material impact on our financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (“FSP EITF 03-6-1”). The staff position concludes that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities as defined in EITF 03-6 and therefore should be included in computing earnings per share using the two-class method.  This staff position is effective for fiscal years beginning after December 15, 2008.  The Company’s adoption of FSP EITF 03-6-1 did not have a material impact on our consolidated financial statements.  However, since the Company’s restricted stock shares are entitled to dividends and contains voting rights they are included in the basic computation of earnings per share.

 Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks, primarily from fuel prices and interest rates. These risks have not materially changed between December 31, 2008 and the first quarter of 2009.

Commodity Price Risk

Our operations are heavily dependent upon fuel prices.  The price and availability can vary and are subject to political, economic and market factors that are beyond our control.  Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition; however, historically, we’ve been able to recover the majority of diesel fuel price increases from customers in the form of fuel surcharges.  Fuel prices have fluctuated greatly in recent years. In some periods, our operating performance was adversely affected because we were not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharges. We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. We do not enter into derivative hedging arrangements that protect us against fuel price increases.  A 5% increase in the average fuel cost per gallon would result in annual increased fuel costs of approximately $3.0 million that would be substantially offset by fuel surcharges.

Interest Rate Risk

Our market risk is also affected by changes in interest rates.  We have historically maintained a combination of fixed rate and variable rate obligations to manage our interest rate exposure.  Fixed rates are generally maintained within our lease obligations while variable rates are contained within our amended and restated credit agreement.

We are exposed to interest rate risk primarily from our amended and restated credit agreement.  Our credit agreement, as amended, provides for borrowings that bear interest based on the bank’s prime lending rate less 75 basis points or a spread over the London Interbank Offered Rate (commonly referred to as “LIBOR”). At March 31, 2009 and December 31, 2008, there were no borrowings outstanding under our credit facility.

As of March 31, 2009, we held no market-risk-sensitive instruments for trading purposes.  For purposes other than trading, we held approximately 49,000 shares of our common stock at a value of $147,000 in a Rabbi Trust investment. Our consolidated financial statements include the assets and liabilities of the Rabbi Trust established to hold the investments of participants in our 401(k) Wrap Plan and for deferred compensation liabilities under our Executive Bonus and Phantom Stock Plan.  Such liabilities are adjusted from time to time to reflect changes in the market price of our common stock.  To the extent the trust assets are invested in our stock, our future compensation expense and income will be impacted by fluctuations in the market price of our stock.

 Item 4.    Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II.  OTHER INFORMATION

 Item 1.    Legal Proceedings

We are involved in litigation incidental to our operations, primarily involving claims for personal injury, property damage, work-related injuries and cargo losses incurred in the ordinary and routine transportation of freight.

On January 8, 2008, a shareholders’ derivative action was filed in the District Court of Dallas County, 192nd District, entitled James L. and Eleanor A. Gayner, Individually and as Trustees of The James L. & Eleanor 81 UAD 02/04/1981 Trust, Derivatively On Behalf of Frozen Food Express Industries, Inc. v. Stoney M. Stubbs, Jr., et al.  This action alleged that certain of our current and former officers and directors breached their respective fiduciary duties in connection with our equipment lease arrangements with certain related-parties, which were terminated in September 2006.  The shareholders sought, on our behalf, an order that the lease arrangements were null and void from their origination, an unspecified amount of damages, the imposition of a constructive trust on any benefits received by the defendants as a result of their alleged wrongful conduct, and recovery of attorneys’ fees and costs.  A special litigation committee (“SLC”) consisting solely of independent directors was created to investigate the claims in the derivative action.   The derivative action was stayed while the SLC conducted an investigation.  The parties reached a tentative settlement of the disputed claims upon the conclusion of the SLC's investigation.  During 2008, the Company settled this lawsuit and derivative action without significant financial consideration which was approved by the Court in April 2009.  Under the proposed settlement, the Company agreed to make certain corporate governance changes beginning in early March 2009.  The Company has begun making these changes.

 Item 1A.    Risk Factors

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, under the heading “Risk Factors” in Item 1A of that report.  We do not believe there have been any material changes in these risks during the three months ended March 31, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On November 9, 2007, our Board of Directors renewed our authorization to purchase up to 1,357,900 shares of our common stock.  At March 31, 2009, there were a total of 1,111,500 remaining authorized shares that could be repurchased.  No shares were repurchased during the first quarter of 2009.  The authorization did not specify an expiration date.  Shares may be purchased from time to time on the open market or through private transactions at such times as management deems appropriate.  Purchases may be discontinued by our Board of Directors at any time.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits
3.1
Amended and Restated Bylaws of Frozen Food Express Industries, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on March 3, 2009 and incorporated herein by reference).

10.1
Third Amendment to the Frozen Food Express Industries, Inc. 401(k) Savings Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on March 3, 2009 and incorporated herein by reference).

10.2
FFE Transportation Services Inc. Amended 2005 Executive Bonus and Restricted Stock Plan (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Commission on March 3, 2009 and incorporated herein by reference).

10.3
Fifth Amendment to Amended and Restated Credit Agreement among Comerica Bank as administrative agent for itself and other banks, LaSalle Bank National Association, as collateral agent and syndication agent for itself and other banks, LaSalle Bank National Association, as collateral agent and syndication agent for itself and other banks and FFE Transpiration Services, Inc. as Borrower and certain of its affiliates, dated as of October 12, 2006 (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the Commission on March 3, 2009 and incorporated herein by reference).

10.4
Separation Agreement between Thomas G. Yetter and the Registrant, dated January 29, 2009 (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K filed with the Commission on March 6, 2009 and incorporated herein by reference).

10.5	Change of Control Agreement by and between Ronald J. Knutson and Frozen Food Express Industries, Inc., dated February 25, 2009 (filed herewith).

10.6	Summary of compensation arrangements with Ronald J. Knutson (incorporated by reference to Item 5.02 of Registrant’s Current Report on Form 8-K filed on January 20, 2009).

10.7	Summary of compensation arrangements with John T. Hickerson (incorporated by reference to Item 5.02 of Registrant’s Current Report on Form 8-K filed on March 3, 2009).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FROZEN FOOD EXPRESS INDUSTRIES, INC.
(Registrant)

Dated: May 7, 2009	By	/s/ Stoney M. Stubbs, Jr.
Stoney M. Stubbs, Jr. Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Dated: May 7, 2009	By	/s/ Ronald J. Knutson
Ronald J. Knutson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1
Amended and Restated Bylaws of Frozen Food Express Industries, Inc. (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Commission on March 3, 2009 and incorporated herein by reference).

10.1
Third Amendment to the Frozen Food Express Industries, Inc. 401(k) Savings Plan (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Commission on March 3, 2009 and incorporated herein by reference).

10.2
FFE Transportation Services Inc. Amended 2005 Executive Bonus and Restricted Stock Plan (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Commission on March 3, 2009 and incorporated herein by reference).

10.3
Fifth Amendment to Amended and Restated Credit Agreement among Comerica Bank as administrative agent for itself and other banks, LaSalle Bank National Association, as collateral agent and syndication agent for itself and other banks, LaSalle Bank National Association, as collateral agent and syndication agent for itself and other banks and FFE Transpiration Services, Inc. as Borrower and certain of its affiliates, dated as of October 12, 2006 (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the Commission on March 3, 2009 and incorporated herein by reference).

10.4
Separation Agreement between Thomas G. Yetter and the Registrant, dated January 29, 2009 (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K filed with the Commission on March 6, 2009 and incorporated herein by reference).

10.5	Change of Control Agreement by and between Ronald J. Knutson and Frozen Food Express Industries, Inc., dated February 25, 2009 (filed herewith).

10.6	Summary of compensation arrangements with Ronald J. Knutson (incorporated by reference to Item 5.02 of Registrant’s Current Report on Form 8-K filed on January 20, 2009).

10.7	Summary of compensation arrangements with John T. Hickerson (incorporated by reference to Item 5.02 of Registrant’s Current Report on Form 8-K filed on March 3, 2009).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).