Form 10-Q
period 2009-06-30
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2009-08-07
CIK 39273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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
☐ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes      ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.
Class	Number of Shares Outstanding
Common stock, $1.50 par value	17,203,717 at July 31, 2009

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Unaudited and in thousands, except per-share amounts)

Assets	June 30, 2009	December 31, 2008
Current assets
Cash and cash equivalents	$5,368	$1,308
Accounts receivable, net	42,318	52,749
Tires on equipment in use, net	5,403	5,425
Deferred income taxes	806	2,666
Other current assets	8,903	10,822
Total current assets	62,798	72,970

Property and equipment, net	78,469	83,394
Other assets	4,879	5,822
Total assets	$146,146	$162,186

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$20,061	$21,148
Insurance and claims accruals	9,170	7,736
Accrued payroll and deferred compensation	5,234	4,396
Accrued liabilities	1,809	1,760
Total current liabilities	36,274	35,040

Deferred income taxes	7,962	14,235
Insurance and claims accruals	7,132	6,460
Total liabilities	51,368	55,735

Shareholders’ equity
Common stock, $1.50 par value per share; 75,000 authorized;
18,572 shares issued	27,858	27,858
Additional paid-in capital	2,469	5,412
Retained earnings	75,299	87,103
	105,626	120,373
Treasury stock (1,426 and 1,813 shares), at cost	(10,848)	(13,922)
Total shareholders’ equity	94,778	106,451
Total liabilities and shareholders’ equity	$146,146	$162,186

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited and in thousands, except per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue	$94,895	$129,025	$187,102	$245,755
Operating expenses
Salaries, wages and related expenses	32,046	32,072	63,809	62,831
Purchased transportation	20,938	32,964	41,506	63,624
Fuel	15,350	32,271	29,119	56,564
Supplies and maintenance	12,135	12,967	24,388	25,817
Revenue equipment rent	10,172	8,809	19,955	16,729
Depreciation	4,403	4,713	8,993	9,499
Communications and utilities	1,307	1,141	2,575	2,226
Claims and insurance	3,230	2,108	7,719	6,268
Operating taxes and licenses	1,290	1,199	2,580	2,268
Gain on sale of property and equipment	(118)	(345)	(252)	(605)
Miscellaneous	640	1,110	1,729	2,234
Total operating expenses	101,393	129,009	202,121	247,455
Income (loss) from operations	(6,498)	16	(15,019)	(1,700)
Interest and other (income) expense
Interest income	-	(40)	(4)	(54)
Interest expense	-	12	4	35
Equity in earnings of limited partnership	(103)	(138)	(159)	(311)
Life insurance and other	177	(346)	485	(307)
Total interest and other (income) expense	74	(512)	326	(637)
Pre-tax income (loss)	(6,572)	528	(15,345)	(1,063)
Income tax (benefit) expense	(1,404)	254	(4,056)	(512)
Net income (loss)	$(5,168)	$274	$(11,289)	$(551)

Net income (loss) per share of common stock
Basic	$(0.30)	$0.02	$(0.66)	$(0.03)
Diluted	$(0.30)	$0.02	$(0.66)	$(0.03)
Weighted average shares outstanding
Basic	17,146	16,708	17,028	16,680
Diluted	17,146	17,034	17,028	16,680
Dividends declared per common share	$-	$0.03	$0.03	$0.06

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
 (Unaudited and in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities
Net loss	$(11,289)	$(551)
Non-cash items included in net loss
Gain on sale of property and equipment	(252)	(1,264)
Depreciation and amortization	11,393	11,653
Provision for losses on accounts receivable	202	607
Deferred income tax	(4,413)	(37)
Deferred compensation	(10)	306
Investment income, net	470	(313)
Changes in operating assets and liabilities
Accounts receivable	10,522	(8,186)
Tires on equipment in use	(1,900)	(1,816)
Other current assets	1,801	4,986
Accounts payable	(1,105)	1,580
Insurance and claims accruals	2,106	(6,804)
Accrued liabilities, payroll and other	967	1,208
Net cash provided by operating activities	8,492	1,369

Cash flows from investing activities
Expenditures for property and equipment	(11,142)	(10,325)
Proceeds from sale of property and equipment	7,461	7,008
Other	(94)	(274)
Net cash used in investing activities	(3,775)	(3,591)

Cash flows from financing activities
Proceeds from borrowings	10,500	41,100
Payments against borrowings	(10,500)	(36,800)
Dividends paid	(515)	(1,005)
Income tax expense (benefit) of stock options and restricted stock	(91)	37
Proceeds from capital stock transactions, net	96	173
Purchases of treasury stock	(147)	-
Net cash (used in) provided by financing activities	(657)	3,505

Net increase in cash and cash equivalents	4,060	1,283
Cash and cash equivalents at beginning of period	1,308	2,473
Cash and cash equivalents at June 30	$5,368	$3,756

See accompanying notes to consolidated condensed financial statements.

 Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Shareholders' Equity
 (Unaudited and in thousands)

	Common Stock		Additional
	Shares	Par	Paid-in	Retained	Treasury Stock
	Issued	Value	Capital	Earnings	Shares	Cost	Total
January 1, 2008	18,572	$27,858	$5,682	$88,515	1,921	$(14,796)	$107,259
Net income	-	-	-	605	-	-	605
Treasury stock reacquired	-	-	-	-	34	(222)	(222)
Retirement plans	-	-	3	-	(4)	34	37
Exercise of stock options	-	-	(443)	-	(116)	894	451
Restricted stock	-	-	277	-	(22)	168	445
Dividends	-	-	-	(2,017)	-	-	(2,017)
Tax benefit of stock options	-	-	(107)	-	-	-	(107)
December 31, 2008	18,572	27,858	5,412	87,103	1,813	(13,922)	106,451
Net loss	-	-	-	(11,289)	-	-	(11,289)
Treasury stock reacquired	-	-	-	-	35	(147)	(147)
Retirement plans	-	-	(129)	-	(24)	184	55
Exercise of stock options	-	-	(171)	-	(35)	267	96
Restricted stock	-	-	(2,552)	-	(363)	2,770	218
Dividends	-	-	-	(515)	-	-	(515)
Tax benefit of stock options	-	-	(91)	-	-	-	(91)
June 30, 2009	18,572	$27,858	$2,469	$75,299	1,426	$(10,848)	$94,778

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
Six Months Ended June 30, 2009
  (Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated condensed financial statements include Frozen Food Express Industries, Inc., a Texas corporation, and our subsidiary companies, all of which are wholly-owned (collectively, the “Company”).  Our statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial statements, and therefore do not include all information and disclosures required by US GAAP for complete financial statements.  In the opinion of management, such statements reflect all adjustments consisting of normal recurring adjustments considered necessary to fairly present our consolidated financial position, results of operations, shareholders’ equity and cash flows for the interim periods presented. The results of operations for any interim period do not necessarily indicate the results for the full year.  The unaudited interim consolidated condensed financial statements should be read with reference to the consolidated financial statements and notes to consolidated financial statements in our 2008 Annual Report on Form 10-K.  All intercompany balances and transactions have been eliminated in consolidation.

2.    Revenue Recognition

Revenue and associated direct operating expenses are recognized on the date freight is picked up from the shipper.  One of the preferable methods outlined in Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue No. 91-9 Revenue and Expense Recognition for Freight Services in Progress (“EITF No. 91-9”)  provides for the recognition of revenue and direct costs when the shipment is completed.  Changing to this method would not have a material impact on the quarterly financial statements.

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

3.    Long-term Debt

As of June 30, 2009, the Company had a secured committed credit facility (the “Credit Facility”) that expires in June 2010 for which no amounts were outstanding.  The Company may borrow an amount not to exceed the lesser of (i) $50.0 million, adjusted for letters of credit and other debt (as defined in the agreement), (ii) a borrowing base or (iii) a multiple of a measurement of cash flow.   As of June 30, 2009, the Company had $5.4 million of outstanding standby letters of credit primarily for self insurance programs that reduced the availability to $44.6 million, subject to borrowing base limitations, which is defined as 85% of eligible accounts receivable.  The available borrowing base at June 30, 2009 is $25.8 million, which is net of outstanding standby letters of credit.

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

For the six months ended June 30, 2009, our effective tax rate (income tax benefit divided by pre-tax loss) was 26.4% compared to 48.2% for the same period a year ago.   The difference between our effective tax rate and the federal statutory rate of 35.0% is primarily attributable to state income taxes and non-deductible driver related expenses.

5.  Income or loss per common share

Basic and diluted income (loss) per common share was computed as follows:

	(in thousands, except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Numerator:
Net (loss) income	$(5,168)	$274	$(11,289)	$(551)

Denominator:
Basic-weighted average shares	17,146	16,708	17,028	16,680
Effect of dilutive stock options	-	326	-	-
Diluted-weighted average shares	17,146	17,034	17,028	16,680

Basic income (loss) per common share	$(0.30)	$0.02	$(0.66)	$(0.03)
Diluted income (loss) per common share	$(0.30)	$0.02	$(0.66)	$(0.03)

                Options totaling 610,000 and 581,000 shares were outstanding but were not included in the calculation of diluted weighted average shares for the three months ended June 30, 2009 and 2008, respectively, as their exercise prices were greater than the average market price of the common shares.  For the six months ended June 30, 2009 and 2008, options totaling 593,000 and 576,000 shares, respectively, were outstanding but are not included in the calculation of diluted weighted average shares as their exercise prices were greater than the average market price of the common shares.  The Company excluded all common stock equivalents in 2009 and 2008 as the effect was anti-dilutive due to the net loss except for the second quarter 2008, in which there was net income.

6.    Related Party Transactions

The Company purchases most of the trailers and trailer refrigeration units we use in our operations from W&B Service Company, L.P. (“W&B”), an entity in which we own a 19.9% equity interest, and also relies upon W&B to provide routine maintenance and warranty repair of the trailers and refrigeration units.  The Company accounts for that investment under the equity method of accounting.

During the six month periods ended June 30, 2009 and 2008, the Company purchased $76,000 and $61,000, respectively, in trailers and refrigeration units from W&B.  During the six-month periods ended June 30, 2009 and 2008, we paid W&B $777,000 and $897,000, respectively, for maintenance and repair services, accessories, and parts.   As of June 30, 2009 and 2008, our accounts payable included amounts owed to W&B of $396,000 and $345,000, respectively, for the purchase of parts and repair services.

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

On April 1, 2009, the FASB issued FASB Staff Position FAS No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS No.141R-1”), to address application issues regarding the accounting and disclosure provisions for contingencies in SFAS No. 141R.  FSP FAS No. 141R-1 amends SFAS No. 141R by replacing the guidance on the initial recognition and measurement of assets and liabilities arising from contingencies acquired or assumed in a business combination with guidance similar to that for preacquisition contingencies in FASB Statement No. 141, Business Combinations, before the 2007 revision.  The adoption of FSP FAS No. 141R-1 will not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective prospectively for interim or annual reporting periods ending after June 15, 2009.  The Company has evaluated subsequent events after the balance sheet date of June 30, 2009 through August 7, 2009, which is the date the accompanying financial statements were issued.  The adoption of SFAS No. 165 did not impact the Company’s financial position or results of operations and the Company is not aware of any subsequent events that would require recognition or disclosure in the consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS No. 168”). The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental US GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS No. 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s consolidated financial statements.

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

OVERVIEW

U.S. economic conditions continued to decline throughout calendar 2008, accelerating in the second half of the calendar year with a sharp decline in the general economy providing confirmation that our country was in a recession.  The economic and national news reports during 2009 reported further economic challenges caused by increasing unemployment, decreased consumer confidence and spending, continued strain on the financial sector and credit markets, growing housing foreclosures, declining construction, continued government and municipal budget challenges, tax revenue declines and continuing reports of declines in corporate revenues and profits.

As we report our second quarter ended June 30, 2009, the U.S. economy remains in a severe recession and transportation companies continue to face adverse economic pressures.  During 2009, we continue to be negatively impacted by the economic recession which is driving lower demand for transportation services and excess capacity, which in turn is placing negative pressure on pricing.  We continue to experience revenue and profit challenges we believe are the result of the weakening economy, increased unemployment and changes in consumer buying habits.  While our results reflect these revenue and profit challenges, we continue to take steps to reduce our cost structure while focusing on initiatives to increase volume and margins.

Given the volatile trends and uncertain economic conditions, we have limited ability to forecast our fiscal 2009 consolidated operating and financial results.  While there are many significant factors that we cannot control, we intend to navigate the present general economic downturn by remaining focused on improving areas within our control and on achieving further progress on three primary goals:  maintaining a strong balance sheet, identifying revenue opportunities and cost reductions, and positioning our business to capitalize on economic recovery when it occurs.  Consistent with these goals we: (i) ended the first and second quarters with no amounts outstanding under our revolving credit agreement; (ii) have implemented a cost reduction initiative to reduce operating costs including staffing reductions, elimination of the Company’s 401(k) match, reducing driver recruiting costs, reducing non-driver work hours and elimination of discretionary spending; and (iii) implemented specific sales and service initiatives with our existing and new customers.  Our key business strategies and plans for the remainder of fiscal 2009 and into fiscal 2010 will continue to reflect these priorities.

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

                For the second quarter of 2009 our operating revenue decreased by $34.1 million, or 26.5%.  Operating revenue, net of fuel surcharges, decreased $11.3 million, or 11.8%, to $84.5 million from $95.8 million in 2008.  Excluding fuel surcharges, our average truckload revenue-per-tractor-per-week decreased 7.1% primarily due to a decrease in our loaded truckload revenue per mile from $1.42 to $1.37, an increase in our empty mile ratio to 9.3% from 9.0%, a decrease in our intermodal business and a 12.1% decline in our LTL hundredweight.  These declines were partially offset by an increase in our LTL revenue per hundredweight from $14.14 to $14.21.  Our truckload revenue decreased by $5.0 million, or 8.3%.  Due to continuing pricing pressures and excess capacity in the freight industry, our truckload revenue per loaded mile decreased to $1.37 per mile and our loaded truckload miles declined 4.4%.  Dedicated revenue decreased for the quarter; however, it increased to represent 5.2% of our revenue in 2009 versus 4.4% over the same period in 2008.  Brokerage revenue decreased $2.6 million for the quarter.

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

                Our operating expenses as a percentage of operating revenue, or “operating ratio,” were 106.8% for the second quarter of 2009 compared with 100.0% in 2008.  Our operating expenses decreased at a lower rate than our revenue due to decreasing purchased transportation costs, higher claims and insurance costs and increased equipment rent as our share of leased equipment increased.  For the quarter our loss per basic and diluted share was $0.30 in 2009 compared to net income per basic and diluted share of $0.02 in 2008.

                 Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At June 30, 2009, we had no outstanding borrowings under our credit facility and $95 million in shareholders’ equity.  In the second quarter of 2009, we added approximately $1.0 million of property and equipment, net of proceeds from dispositions, and recognized a gain of $118,000 on the disposition of used equipment.  These capital expenditures were funded with cash flows from operations.  We estimate that capital expenditures will range from $17 million to $20 million in 2009, which would be higher than our historical levels due to our tractor replacement schedule and the capital required to consolidate two of our facilities into one location in New Jersey.

The following table summarizes and compares the significant components of revenue and presents our operating ratio and revenue per truck per week for each of the three- and six-month periods ended June 30:

	Three Months		Six Months
Revenue from: (a)	2009	2008	2009	2008
Temperature-controlled fleet	$36,360	$36,593	$68,946	$71,228
Dry-freight fleet	14,002	18,009	28,536	36,186
Total truckload linehaul services	50,362	54,602	97,482	107,414
Dedicated fleets	4,935	5,713	10,221	11,669
Total truckload	55,297	60,315	107,703	119,083
Less-than-truckload linehaul services	26,643	30,171	53,676	60,025
Fuel surcharges	10,416	33,266	19,573	56,260
Brokerage	1,317	3,907	3,758	7,501
Equipment rental	1,222	1,366	2,392	2,886
Total revenue	94,895	129,025	187,102	245,755

Operating expenses	101,393	129,009	202,121	247,455
Income (loss) from freight operations	$(6,498)	$16	$(15,019)	$(1,700)
Operating ratio (b)	106.8%	100.0%	108.0%	100.7%

Total truckload revenue	$55,297	$60,315	$107,703	$119,083
Less-than-truckload revenue	26,643	30,171	53,676	60,025
Total linehaul and dedicated fleet revenue	$81,940	$90,486	$161,379	$179,108

Weekly average trucks in service	1,976	2,028	1,987	2,037
Revenue per truck per week (c)	$3,190	$3,432	$3,141	$3,382

Computational notes:
(a)	Revenue and expense amounts are stated in thousands of dollars.
(b)	Operating expenses divided by total revenue.
(c)	Average daily revenue, times seven, divided by weekly average trucks in service.

                The following table summarizes and compares selected statistical data relating to our freight operations for each of the three- and six-month periods ended June 30:

	Three Months		Six Months
Truckload	2009	2008	2009	2008
Total linehaul miles (a)	40,623	42,322	78,078	82,388
Loaded miles (a)	36,833	38,518	70,688	75,062
Empty mile ratio (b)	9.3%	9.0%	9.5%	8.9%
Linehaul revenue per total mile (c)	$1.24	$1.29	$1.25	$1.30
Linehaul revenue per loaded mile (d)	$1.37	$1.42	$1.38	$1.43
Linehaul shipments (a)	41.0	39.9	77.6	76.0
Loaded miles per shipment (e)	898	965	911	988
LTL
Hundredweight	1,875,428	2,134,011	3,739,681	4,207,827
Shipments (a)	60.1	66.8	121.7	133.5
Linehaul revenue per hundredweight (f)	$14.21	$14.14	$14.35	$14.27
Linehaul revenue per shipment (g)	$443	$452	$441	$450
Average weight per shipment (h)	3,119	3,195	3,073	3,152

Computational notes:
(a)	Amounts are stated in thousands.
(b)	Total truckload linehaul miles less truckload loaded miles, divided by total truckload linehaul miles.
(c)	Revenue from truckload linehaul services divided by total truckload linehaul miles.
(d)	Revenue from truckload linehaul services divided by truckload loaded miles.
(e)	Total truckload loaded miles divided by number of truckload linehaul shipments.
(f)	LTL revenue divided by LTL hundredweight.
(g)	LTL revenue divided by number of LTL shipments.
(h)	LTL hundredweight times one hundred divided by number of shipments.

The following table summarizes and compares the makeup of our fleets between company-provided tractors and tractors provided by independent contractors as of June 30:

	2009	2008
Total company-provided	1,551	1,555
Total owner-operator	443	448
Tractors in service	1,994	2,003
Trailers in service	3,932	4,171

Comparison of Three Months Ended June 30, 2009 to Three Months Ended June 30, 2008

The following table sets forth revenue, operating income, operating ratios and revenue per truck per week and the dollar and percentage changes of each:

Revenue from (a)	2009	2008	Dollar Change 2009 vs. 2008	Percentage Change 2009 vs. 2008
Temperature-controlled fleet	$36,360	$36,593	$(233)	(0.6)%
Dry-freight fleet	14,002	18,009	(4,007)	(22.2)
Total truckload linehaul services	50,362	54,602	(4,240)	(7.8)
Dedicated fleets	4,935	5,713	(778)	(13.6)
Total truckload	55,297	60,315	(5,018)	(8.3)
Less-than-truckload linehaul services	26,643	30,171	(3,528)	(11.7)
Fuel surcharges	10,416	33,266	(22,850)	(68.7)
Brokerage	1,317	3,907	(2,590)	(66.3)
Equipment rental	1,222	1,366	(144)	(10.5)
Total revenue	94,895	129,025	(34,130)	(26.5)

Operating expenses	101,393	129,009	(27,616)	(21.4)
(Loss) income from operations	$(6,498)	$16	$(6,514)	(40,712.5)%
Operating ratio (b)	106.8%	100.0%

Total truckload revenue	$55,297	$60,315	$(5,018)	(8.3)%
Less-than-truckload revenue	26,643	30,171	(3,528)	(11.7)
Total linehaul and dedicated fleet revenue	$81,940	$90,486	$(8,546)	(9.4)%

Weekly average trucks in service	1,976	2,028	(52)	(2.6)%
Revenue per truck per week (c)	$3,190	$3,432	$(242)	(7.1)%

Computational notes:
(a)	Revenue and expense amounts are stated in thousands of dollars.
(b)	Operating expenses divided by total revenue.
(c)	Average daily revenue, times seven, divided by weekly average trucks in service.

Total revenue decreased $34.1 million, or 26.5%, to $94.9 million in 2009 from $129.0 million in 2008.  Excluding fuel surcharges our revenue decreased $11.3 million, or 11.8%, to $84.5 million from $95.8 million in 2008.

                Truckload revenue, excluding fuel surcharges, decreased $5.0 million, or 8.3%, to $55.3 million from $60.3 million in 2008.  Truckload revenues declined primarily due to continued pricing pressures and excess capacity in the industry driving down loaded miles 4.4% to 36.8 million from 38.5 million in 2008.  As a result, our empty mile ratio increased from 9.0% in 2008 to 9.3% in 2009.  During 2008, the Company continued to focus on providing services within our preferred networks; however, intermodal loads decreased to optimize utility with our existing fleet. The Company continues to shift revenue equipment between its truckload and less-than-truckload operations to optimize its fleet.  Due to the challenging freight environment, our ability to increase truckload rates was limited throughout 2008 and into 2009.  Our revenue per loaded mile declined to $1.37 in 2009 from $1.42 in 2008.

Our dry fleet revenue has declined 22.2% during 2009 primarily due to a decline in total tonnage shipped.  Excess capacity within the transportation industry resulted in increased competition for less available freight, which put downward pressure on pricing.

Less-than-truckload revenue decreased $3.5 million, or 11.7%, to $26.7 million from $30.2 million.  The decline in revenue was primarily driven by a decline in total weight shipped and fewer shipments.  Total weight shipped for the quarter declined 12.1% to 187.5 million pounds from 213.4 million pounds in 2008.  The Company implemented a general rate increase during mid-2008 and in the second quarter of 2009, which helped drive the revenue-per-hundredweight to $14.21 in the second quarter 2009 from $14.14 in the second quarter of 2008.  However, these increases were largely offset by other pricing pressures within the industry.

Fuel surcharges represent the cost of fuel that we are able to pass along to our customers based upon changes in the Department of Energy’s weekly indices.  The cost of fuel has decreased from the second quarter of 2008, resulting in decreased fuel surcharges of $22.9 million, or 68.7% for the quarter.  The lower fuel surcharge is offset by decreased fuel costs to the Company within fuel and purchased transportation expenses.

                The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our consolidated condensed statements of operations, and those items as a percentage of revenue:

	(in thousands) Dollar Change	Percentage Change	Percentage of Revenue
	2009 vs 2008	2009 vs 2008	2009	2008
Revenue	$(34,130)	(26.5)%	100.0%	100.0%

Operating Expenses
Salaries, wages and related expenses	(26)	(0.1)	33.8	24.9
Purchased transportation	(12,026)	(36.5)	22.1	25.5
Fuel	(16,921)	(52.4)	16.2	25.0
Supplies and maintenance	(832)	(6.4)	12.8	10.0
Revenue equipment rent	1,363	15.5	10.7	6.8
Depreciation	(310)	(6.6)	4.6	3.7
Communications and utilities	166	14.5	1.4	0.9
Claims and insurance	1,122	53.2	3.4	1.6
Operating taxes and licenses	91	7.6	1.4	0.9
Gain on sale of property and equipment	227	(65.8)	(0.1)	(0.3)
Miscellaneous	(470)	(42.3)	0.5	1.0
Total Operating Expenses	$(27,616)	(21.4)%	106.8%	100.0%

Total operating expenses for 2009 decreased $27.6 million, or 21.4%, to $101.4 million from $129.0 million in 2008.  As a result of the decline in revenue and the decrease in operating expenses, the operating ratio increased to 106.8% from 100.0% in 2008.

Salaries, wages and related expenses consist of compensation for our employees, including drivers and non-drivers.  It also includes employee-related costs, including the costs of payroll taxes, work-related injuries, group health insurance, 401(k) plan contributions and other fringe benefits.  The most variable of these salary, wage and related expenses is driver pay, which is affected by the mix of company drivers and owner-operators in our fleets as well as our efficiencies in our over-the-road operations.  Driver salaries including per diem costs decreased to $17.8 million from $18.8 million in 2008 primarily from a decrease in loaded miles.  Non-driver salaries decreased $816,000 driven by a reduction in non-driver headcount partially offset by severance of $53,000 incurred in the quarter.  Group health insurance costs increased by $751,000 due to an increase in the quantity and severity of claims while work related injuries increased as a result of an increase in large claims for the quarter.

Purchased transportation expense consists of payments to independent contractors for the equipment and services they provide, payments to other motor carriers who handle our brokerage services and to various railroads for intermodal services.  It also includes fuel surcharges paid to our independent contractors for which we charge our customers.  These expenses are highly variable with revenue and/or the mix of company drivers versus independent contractors.  Purchased transportation expense decreased $12.0 million, or 36.5%, in 2009 from 2008.  Purchased transportation expense related to our intermodal service decreased by $1.5 million including fuel surcharges, or 28.2%, compared to 2008 as our intermodal movements declined.  The portion of our purchased transportation connected with our truckload and LTL services decreased $2.7 million, including fuel surcharges, primarily reflecting a decrease in the number of independent contractors utilized during the second quarter of 2009.  Purchased transportation associated with our brokerage services decreased $1.8 million, or 52.8%, compared to 2008, as the result of a similar decrease in brokerage revenue.  Fuel payments to our independent contractors decreased from $8.5 million in the second quarter of 2008 to $2.4 million in the second quarter of 2009 due to a decline in fuel surcharges and a decrease in our utilization of independent contractors.

Fuel expense and fuel taxes decreased by $16.9 million, or 52.4%, to $15.4 million from $32.3 million in 2008.   The decrease was primarily due to a 47.1% decline in the Department of Energy’s Fuel Index and an improvement in our miles per gallon.  We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover a portion of increasing fuel prices through fuel surcharges and rates to our customers.

 Supplies and maintenance expenses primarily consist of repairs, maintenance and tires along with load specific expenses including loading/unloading, tolls, pallets, pickup and delivery and recruiting.  Supplies and maintenance costs decreased $832,000, or 6.4%, from 2008.  The expense decrease was primarily driven by lower recruiting costs of approximately $360,000 as fewer drivers were recruited, lower freight handling expenses of approximately $261,000 as our revenue declined and lower fleet repairs and maintenance of $362,000 as our average truck count decreased.  Significant repairs to our equipment are generally covered by manufacturers’ warranties.

Total revenue equipment rent increased $1.4 million, or 15.5%, to $10.2 million from $8.8 million in 2008.  The increase is primarily due to an increase in the average number of tractors under lease at the end of June 2009 of 1,285 compared to 1,160 at the end of June 2008 and the increase in the average cost of equipment as we replace older equipment with new equipment and as our leased versus owned ratio increases.  We expect equipment rent expense to increase in future periods as a result of higher prices of new equipment and our shift toward leased versus owned equipment.

Depreciation relates to owned tractors, trailers, communications units, service centers and other assets. Gains or losses on dispositions of revenue equipment are set forth in a separate line item within our statements of operations.  Depreciation expense decreased $310,000, or 6.6%, as older equipment was disposed and replaced with newer leased equipment.  Depreciation expense is also dependent upon the mix of company-owned equipment versus independent contractors.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment, which is expected to result in greater depreciation.  Future depreciation expense will be impacted by our leasing decisions.

Claims and insurance expenses consist of the costs of premiums for insurance accruals we make within our self-insured retention amounts, primarily for personal injury, property damage, physical damage and cargo claims.  These expenses will vary and are dependent on the frequency and severity of accidents, our self-insured retention amounts and the insurance market. Claims and insurance costs increased by $1.1 million, or 53.2%, to $3.2 million from $2.1 million in 2008.  The increase was primarily due to an increase in the severity of claims incurred.  The Company is responsible for the first $4.0 million on personal injury and property damage liability claims and 25% of the claim amount between $4.0 million and $10.0 million.  The Company has excess coverage from $10.0 million to $50.0 million.  Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, a claim that approaches the maximum self-insured retention level, or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

The Company moved to an effective tax benefit rate of 21.4% in 2009 from an effective tax rate of 48.1% in 2008.  We pay our drivers a per-diem allowance for travel related expenses for which we are only able to deduct 80% for tax purposes.  This, along with other non-deductible items for tax, decreased our effective tax rate as we incurred a pre-tax loss in 2009 versus income in 2008.

As a result of factors described above, our net loss increased to $5.2 million compared to net income of $274,000 in 2008.  Our net loss per share increased to $0.30 per diluted share from a net income of $0.02 per diluted share in 2008.

Comparison of Six Months Ended June 30, 2009 to Six Months Ended June 30, 2008

The following table sets forth revenue, operating income, operating ratios and revenue per truck per week and the dollar and percentage changes of each:

Revenue from (a)	2009	2008	Dollar Change 2009 vs. 2008	Percentage Change 2009 vs. 2008
Temperature-controlled fleet	$68,946	$71,228	$(2,282)	(3.2)%
Dry-freight fleet	28,536	36,186	(7,650)	(21.1)
Total truckload linehaul services	97,482	107,414	(9,932)	(9.2)
Dedicated fleets	10,221	11,669	(1,448)	(12.4)
Total truckload	107,703	119,083	(11,380)	(9.6)
Less-than-truckload linehaul services	53,676	60,025	(6,349)	(10.6)
Fuel surcharges	19,573	56,260	(36,687)	(65.2)
Brokerage	3,758	7,501	(3,743)	(49.9)
Equipment rental	2,392	2,886	(494)	(17.1)
Total revenue	187,102	245,755	(58,653)	(23.9)

Operating expenses	202,121	247,455	(45,334)	(18.3)
Loss from operations	$(15,019)	$(1,700)	$(13,319)	783.5%
Operating ratio (b)	108.0%	100.7%

Total truckload revenue	$107,703	$119,083	$(11,380)	(9.6)%
Less-than-truckload revenue	53,676	60,025	(6,349)	(10.6)
Total linehaul and dedicated fleet revenue	$161,379	$179,108	$(17,729)	(9.9)%

Weekly average trucks in service	1,987	2,037	(50)	(2.5)%
Revenue per truck per week (c)	$3,141	$3,382	$(241)	(7.1)%

Computational notes:
(a)	Revenue and expense amounts are stated in thousands of dollars.
(b)	Operating expenses divided by total revenue.
(c)	Average daily revenue, times seven, divided by weekly average trucks in service.

Total revenue decreased $58.7 million, or 23.9%, to $187.1 million in 2009 from $245.8 million in 2008.  Excluding fuel surcharges our revenue decreased $22.0 million, or 11.6%, to $167.5 million from $189.5 million in 2008.

                Truckload revenue, excluding fuel surcharges, decreased $11.4 million, or 9.6%, to $107.7 million from $119.1 million in 2008.  Truckload revenues declined primarily due to continued pricing pressures and excess capacity in the industry driving down loaded miles 5.8% to 70.7 million from 75.1 million in 2008.  As a result, our empty mile ratio increased from 8.9% in 2008 to 9.5% in 2009.  During 2008, the Company continued to focus on providing services within our preferred networks; however, intermodal loads decreased to optimize utility with our existing fleet. Our weighted average trucks utilized in our truckload services decreased from 988 to 911.  Due to the challenging freight environment, our ability to increase truckload rates was limited throughout 2008 and into 2009.  Our revenue per loaded mile declined to $1.38 in 2009 from $1.43 in 2008.

Our dry fleet revenue declined 21.1% during 2009 primarily due to a decline in total tonnage shipped.  Excess capacity within the dry transportation industry resulted in increased competition for less available freight, which put downward pressure on pricing.

Less-than-truckload revenue decreased $6.3 million, or 10.6%, to $53.7 million from $60.0 million.  The decline in revenue was primarily driven by increased competition in the LTL market resulting in a decrease in total weight shipped and a decline in shipments.  Total weight shipped for 2009 declined 11.1% to 374.0 million pounds from 420.8 million pounds in 2008.  The Company implemented a general rate increase during mid-2008 and 2009, which helped drive the revenue-per-hundredweight to $14.35 in 2009 from $14.27 in 2008.  However, these increases were largely offset by other pricing pressures within the industry.

Fuel surcharges represent the cost of fuel that we are able to pass along to our customers based upon changes in the Department of Energy’s weekly indices.  The cost of fuel has decreased from 2008, resulting in decreased fuel surcharges of $36.7 million, or 65.2% for the six months in 2009.  The lower fuel surcharge is offset by decreased fuel costs to the Company within fuel and purchased transportation expenses.

                The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our consolidated condensed statements of operations, and those items as a percentage of revenue:

	(in thousands) Dollar Change	Percentage Change	Percentage of Revenue
	2009 vs 2008	2009 vs 2008	2009	2008
Revenue	$(58,653)	(23.9)%	100.0%	100.0%

Operating Expenses
Salaries, wages and related expenses	978	1.6	34.1	25.6
Purchased transportation	(22,118)	(34.8)	22.2	25.9
Fuel	(27,445)	(48.5)	15.6	23.0
Supplies and maintenance	(1,429)	(5.5)	13.0	10.5
Revenue equipment rent	3,226	19.3	10.7	6.8
Depreciation	(506)	(5.3)	4.8	3.9
Communications and utilities	349	15.7	1.4	0.9
Claims and insurance	1,451	23.1	4.1	2.6
Operating taxes and licenses	312	13.8	1.4	0.9
Gain on sale of property and equipment	353	(58.3)	(0.1)	(0.2)
Miscellaneous	(505)	(22.6)	0.8	0.8
Total Operating Expenses	$(45,334)	(18.3)%	108.0%	100.7%

Total operating expenses for 2009 decreased $45.3 million, or 18.3%, to $202.1 million from $247.5 million in 2008.  As a result of the decline in revenue and the decrease in operating expenses, the operating ratio increased to 108.0% from 100.7% in 2008.

Salaries, wages and related expenses consist of compensation for our employees, including drivers and non-drivers.  It also includes employee-related costs, including the costs of payroll taxes, work-related injuries, group health insurance, 401(k) plan contributions and other fringe benefits.  The most variable of these salary, wage and related expenses is driver pay, which is affected by the mix of company drivers and owner-operators in our fleets as well as our efficiencies in our over-the-road operations.  Driver salaries including per diem costs remained flat at $35.8 million year over year as our company-owned tractors remained relatively flat over 2008 levels.  Non-driver salaries decreased $1.8 million driven by a reduction in non-driver headcount from 855 positions at December 31, 2008 to 701 positions at June 30, 2009 partially offset by severance of $536,000 incurred for the six months.  Group health insurance costs increased by $1.8 million due to an increase in quantity and severity of claims incurred in 2009 versus the prior year.

Purchased transportation expense consists of payments to independent contractors for the equipment and services they provide, payments to other motor carriers who handle our brokerage services and to various railroads for intermodal services.  It also includes fuel surcharges paid to our independent contractors for which we charge our customers.  These expenses are highly variable with revenue and/or the mix of company drivers versus independent contractors.  Purchased transportation expense decreased $22.1 million, or 34.8%, in 2009 from 2008.  Purchased transportation expense related to our intermodal service decreased by $2.9 million including fuel surcharges, or 28.8%, compared to 2008 as our intermodal movements declined.  The portion of our purchased transportation connected with our truckload and LTL services decreased $5.5 million, including fuel surcharges, primarily reflecting a decrease in the number of independent contractors utilized during 2009 versus last year.  Purchased transportation associated with our brokerage services decreased $3.2 million, or 50.5%, compared to 2008, as the result of a similar decrease in brokerage revenue.  Fuel payments to our independent contractors decreased from $15.0 million in 2008 to $4.4 million in 2009 due to a decline in fuel surcharges and a decrease in our utilization of independent contractors.

Fuel expense and fuel taxes decreased by $27.4 million, or 48.5%, to $29.1 million from $56.6 million in 2008.   The decrease was primarily due to a 42.9% decline in the Department of Energy’s Fuel Index and an increase in our miles per gallon.  We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover a portion of increasing fuel prices through fuel surcharges and rates to our customers.

 Supplies and maintenance expenses primarily consist of repairs, maintenance and tires along with load specific expenses including loading/unloading, tolls, pallets, pickup and delivery and recruiting.  Supplies and maintenance costs decreased $1.4 million, or 5.5%, from 2008.  The expense decrease was primarily driven by lower recruiting costs of approximately $779,000 as fewer drivers were recruited and lower freight handling expenses of approximately $729,000 due to a decline in revenues.  Significant repairs to our equipment are generally covered by manufacturers’ warranties.

Total revenue equipment rent increased $3.2 million, or 19.3%, to $19.9 million from $16.7 million in 2008.  The increase is primarily due to an increase in the average number of tractors under lease at the end of June 2009 of 1,288 compared to 1,131 at the end of June 2008 and the increase in the average cost of equipment as we replace older equipment with new equipment and as our leased versus owned ratio increases.  We expect equipment rent expense to increase in future periods as a result of higher prices of new equipment.

Depreciation relates to owned tractors, trailers, communications units, service centers and other assets. Gains or losses on dispositions of revenue equipment are set forth in a separate line item within our statements of operations.  Depreciation expense decreased $506,000, or 5.3%, as older equipment was disposed and replaced with newer leased equipment.  Depreciation expense is also dependent upon the mix of company-owned equipment versus independent contractors.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment, which is expected to result in greater depreciation.  Future depreciation expense will be impacted by our leasing decisions.

Claims and insurance expenses consist of the costs of premiums for insurance accruals we make within our self-insured retention amounts, primarily for personal injury, property damage, physical damage and cargo claims.  These expenses will vary and are dependent on the frequency and severity of accidents, our self-insured retention amounts and the insurance market. Claims and insurance costs increased by $1.4 million, or 23.1%, to $7.7 million from $6.3 million in 2008.  The increase was primarily due to an increase in the severity of claims incurred.  The Company is responsible for the first $4.0 million on personal injury and property damage liability claims and 25% of the claim amount between $4.0 million and $10.0 million.  The Company has excess coverage from $10.0 million to $50.0 million.  Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, a claim that approaches the maximum self-insured retention level, or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

The Company’s effective tax benefit rate decreased to 26.4% in 2009 from 48.2% in 2008.  We pay our drivers a per-diem allowance for travel related expenses for which we are only able to deduct 80% for tax purposes.  This, along with other non-deductible items for tax, decreased our effective tax rate as our pre-tax loss increased.

As a result of factors described above, our net loss increased to $11.3 million compared to a net loss of $551,000 in 2008.  Our net loss per share increased to $0.66 per diluted share from a loss of $0.03 per diluted share in 2008.

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

                In November 2007, our Board of Directors approved a share repurchase program to repurchase an additional 1 million shares of our common stock resulting in 1,357,900 being authorized for purchase.  This program is intended to be implemented through purchases made in either the open market or through private transactions.  The timing and extent to which we will repurchase shares depends on market conditions and other corporate considerations.  We made no purchases in 2008 or 2009 and have available approximately 1.1 million shares that can be repurchased from that and previous authorizations. The repurchase program does not have an expiration date.

The table below reflects our net cash flows provided by (used in) operating activities, investing activities and financing activities and outstanding debt, including current maturities, for the periods indicated.

	(in thousands)
	Six Months Ended June 30,
	2009	2008
Net cash flows provided by operating activities	$8,492	$1,369
Net cash flows (used in) investing activities	(3,775)	(3,591)
Net cash flows (used in) provided by financing activities	(657)	3,505
Debt at June 30	-	4,300

For the six months ended June 30, 2009, we purchased $11.1 million of new property and equipment, and recognized a gain of $252,000 on the disposition of used equipment.  We generated $8.5 million of cash flows from operating activities primarily driven by depreciation and amortization and a decrease in our accounts receivable balances partially offset by a decline in our net deferred tax liabilities.  Our net capital expenditures were primarily funded with cash flows from operations.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, current borrowing availability and sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.  We estimate that capital expenditures, net of proceeds from dispositions, will range from $17-$20 million in 2009, which will be higher than our historical levels due to our tractor replacement schedule and the consolidation of two facilities into one service center in New Jersey.

We establish credit terms with our customers based upon their financial strength and their historical payment pattern.   Many of our largest customers under contract are Fortune 500 companies.  Given the current economic conditions, we have placed additional emphasis on our review of significant outstanding receivable balances.  Accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectability of these receivables, we perform ongoing credit evaluations of our customers’ financial condition.  Through these evaluations, we may become aware of a situation in which a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  Our allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  Invoice balances over 30 days after the contractual due date are considered past due per our policy and are reviewed individually for collectability.  During 2009, we decreased our reserve for doubtful accounts by $537,000 from December 31, 2008 as our past due receivables declined as a percentage of outstanding balances and the risk of bad debts was reduced as the aging improved.  Initial payments by new customers are monitored for compliance with contractual terms.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential recovery is considered remote.

            We have a credit agreement that provides for a five-year secured committed credit facility maturing in June 2010 with an aggregate availability of $50.0 million.  We may borrow an amount not to exceed the lesser of $50.0 million, adjusted for letters of credit and other debt (as defined in the agreement), a borrowing base or a multiple of a measurement of cash flow.   At June 30, 2009 there were no amounts borrowed under the credit facility; however, we had $5.4 million of standby letters of credit primarily for our self-insurance programs, which reduced the availability to $44.6 million.  The credit facility is further limited to the borrowing base, which is defined as 85% of the eligible accounts receivable balance, which excludes amounts past due over 90 days, in-transit shipments and the current portion of freight claims.  The Company also has the ability to increase its borrowing base by an additional $15.0 million through securitizing various revenue equipment.  The borrowing base as of June 30, 2009 was $25.8 million, which is net of standby letters of credit.  The credit facility bears interest at a daily interest rate based on one of the bank’s prime lending rates less 75 basis points or for specified periods of time at fixed interest rates that are based on a spread over the London Interbank Offered Rate.   The agreement contains a pricing grid in which increased levels of profitability and cash flows or reduced levels of indebtedness can reduce the interest rates.

The credit facility contains several restrictive covenants, which include the following:

•
The ratio of our annual earnings before interest, taxes, depreciation, amortization, rental and any non-cash expenses from stock option activity (“EBITDAR”) to the amount of our annual fixed charges may not be less than 1.25:1.0. Fixed charges generally include interest payments, rental expense, taxes paid and payments due on outstanding debt.

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

At June 30, 2009, our EBITDAR was $51.8 million.  Our fixed charges were $36.1 million, resulting in a fixed charge coverage ratio of 1.44.  Our funded debt as defined in the agreement was $103.8 million resulting in funded debt to EBITDAR ratio of 2.00.  As a result of the seasonality of our operations and the loss incurred during 2007, we amended the credit facility in March and August 2008 and again in February 2009, to allow the payment of dividends to our shareholders upon meeting certain criteria.  Maintaining a credit facility is imperative for us to continue our operations by allowing us to manage our working capital and acquire revenue equipment that is essential to our operations.  Should we not be able to meet these covenants, amounts outstanding may become payable immediately and our ability to make future draws on the credit facility or enter into financial arrangements on our equipment may be limited.  We are in compliance with all of the covenants under the credit facility as of June 30, 2009.

The following is a summary of our contractual obligations as of June 30, 2009:

	(in thousands)
	Total	2009	2010-2011	2012-2013	After 2013
Letters of credit	$5,422	$-	$5,422	$-	$-
Purchase obligations	17,943	17,943	-	-	-
Operating leases obligations
Rentals	98,392	18,524	50,110	18,977	10,781
Residual guarantees	8,373	-	3,578	4,795	-
	$130,130	$36,467	$59,110	$23,772	$10,781

Off-Balance Sheet Arrangements

As of June 30, 2009, we leased 1,241 tractors and 2,357 trailers under operating leases with varying termination dates ranging from August 2009 through October 2015 with total obligations of $98.4 million.  Rent expense related to operating leases involving vehicles during the six months ended June 30, 2009 and 2008 was $20.0 million and $16.7 million, respectively.  We maintain standby letters of credit related to self-insured programs in the amount of $5.4 million.  These standby letters of credit allow the Company to self-insure a portion of its insurance exposure.

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

Revenue Recognition.  The Company recognizes revenue and the related direct costs on the date the freight is picked up from the shipper.  One of the preferable methods under FASB Emerging Issues Task Force Issue 91-9, Revenue and Expense Recognition for Freight Services in Progress (“EITF 91-9”) provides the recognition of revenue and direct costs when the shipment is completed.  Changing to this method would not have a material impact on the quarterly financial results or operations of the Company.

Property and Equipment.  The transportation industry is capital intensive. Our net property and equipment was $78.5 million as of June 30, 2009 and $83.4 million as of December 31, 2008. Our depreciation expense was $9.0 million for 2009 and $9.5 million for 2008. Depreciation is computed based on the cost of the asset, reduced by its estimated residual value, using the straight-line method for financial reporting purposes.  Accelerated methods are used for income tax reporting purposes. Additions and improvements to property and equipment are capitalized at cost.  Maintenance and repair expenditures are charged to operations as incurred.  Gains and losses on disposals of revenue equipment are included in operations as they are a normal, recurring component of our operations.  We have minimal risk to the used equipment market as the majority of our tractors have a pre-arranged trade-in value at the end of 42 months, which is utilized as the residual value in computing depreciation expense.

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

Insurance and claims.  We are self-insured for a portion of losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels.  We maintain insurance coverage for per-incident occurrences and in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review.  We reserve currently for the estimated cost of the uninsured portion of pending claims. These reserves are periodically evaluated and adjusted based on our evaluation of the nature and severity of outstanding individual claims and an estimate of future claims development based on historical claims development factors.  The Company accrues for the anticipated legal and other costs to settle the claims currently.  The Company is responsible for the first $4.0 million on each personal injury and property damage claim and 25% of the claim amount between $4.0 million and $10.0 million.  The Company has excess coverage from $10.0 million to $50.0 million.  The Company utilizes an independent actuary to assist in establishing its accruals.  Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, a claim that approaches the maximum self-insured retention level, or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

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

On April 1, 2009, the FASB issued FASB Staff Position FAS No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP FAS No.141R-1”), to address application issues regarding the accounting and disclosure provisions for contingencies in SFAS No. 141R.  FSP FAS No. 141R-1 amends SFAS No. 141R by replacing the guidance on the initial recognition and measurement of assets and liabilities arising from contingencies acquired or assumed in a business combination with guidance similar to that for preacquisition contingencies in FASB Statement No. 141, Business Combinations, before the 2007 revision.  The adoption of FSP FAS No. 141R-1 will not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective prospectively for interim or annual reporting periods ending after June 15, 2009.  The Company has evaluated subsequent events after the balance sheet date of June 30, 2009 through August 7, 2009, which is the date the accompanying financial statements were issued.  The adoption of SFAS No. 165 did not impact the Company’s financial position or results of operations and the Company is not aware of any subsequent events that would require recognition or disclosure in the consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162(“SFAS No. 168”). The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental US GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS No. 168. All other accounting literature not included in the Codification is nonauthoritative. The Codification is not expected to have a significant impact on the Company’s consolidated financial statements.

 Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks, primarily from fuel prices and interest rates. These risks have not materially changed between December 31, 2008 and June 30, 2009.

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

We are exposed to interest rate risk primarily from our amended and restated credit agreement.  Our credit agreement, as amended, provides for borrowings that bear interest based on the bank’s prime lending rate less 75 basis points or a spread over the London Interbank Offered Rate (commonly referred to as “LIBOR”). At June 30, 2009 and December 31, 2008, there were no borrowings outstanding under our credit facility.

As of June 30, 2009, we held no market-risk-sensitive instruments for trading purposes.  For purposes other than trading, we held approximately 57,000 shares of our common stock at a value of $181,000 in a Rabbi Trust investment. Our consolidated financial statements include the assets and liabilities of the Rabbi Trust established to hold the investments of participants in our 401(k) Wrap Plan and for deferred compensation liabilities under our Executive Bonus and Phantom Stock Plan.  Such liabilities are adjusted from time to time to reflect changes in the market price of our common stock.  To the extent the trust assets are invested in our stock, our future compensation expense and income will be impacted by fluctuations in the market price of our stock.

 Item 4.    Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

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

 Item 1A.    Risk Factors

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, under the heading “Risk Factors” in Item 1A of that report.  We do not believe there have been any material changes in these risks during the six months ended June 30, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On November 9, 2007, our Board of Directors renewed our authorization to purchase up to 1,357,900 shares of our common stock.  At June 30, 2009, there were a total of 1,111,500 remaining authorized shares that could be repurchased.  No shares were repurchased during the second quarter of 2009.  The authorization did not specify an expiration date.  Shares may be purchased from time to time on the open market or through private transactions at such times as management deems appropriate.  Purchases may be discontinued by our Board of Directors at any time.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Shareholders was held on May 20, 2009. Of the 17,189,387 shares eligible to vote, 14,359,798 shares were represented at the meeting, either in person or by proxy. The following table summarizes the results of voting held during the Annual Meeting.

Election of Directors

                Each of management’s nominees for Class II directors, as listed in the proxy statement, was elected with the number of votes set forth below:

Director	For	Withheld	Results
Brian R. Blackmarr	13,822,254	537,544	Approved
W. Mike Baggett	13,371,248	988,550	Approved
John T. Hickerson	13,753,631	606,167	Approved

In addition to the directors listed above whose terms will expire in 2012, continuing as directors with terms expiring in 2010 are Stoney M. Stubbs, T. Michael O’Connor and Jerry T. Armstrong, and continuing as directors with terms expiring in 2011 are Barrett D. Clark, Leroy Hallman and S. Russell Stubbs.

Management Proposals
Subject of Proposal	For	Against	Abstain	Broker Non-Vote	Results
To approve the amended and restated Frozen Food Express Industries, Inc. 2005 Stock Incentive Plan	10,545,169	2,408,233	4,507	1,401,899	Approved

At our Annual Meeting of Shareholders, the shareholders of the Company approved an amendment to the Frozen Food Express Industries, Inc. 2005 Stock Incentive Plan (the “Plan”).  The prior version of the Plan had previously been approved by our shareholders.  The amendment increases the total number of shares authorized to be awarded under the Plan from 2,200,000 shares to 2,700,000 shares provided, however, that no more than 1,000,000 shares of common stock may be awarded in the form of restricted stock, stock units, or performance shares.

Item 5.    Other Information

None.

Item 6.    Exhibits

3.1	Restated Articles of Incorporation of Frozen Food Express Industries, Inc. (filed as Exhibit 3(i) to the Company’s Current Report on Form 8-K on May 29, 2007 and incorporated herein by reference).

3.2
Amended and Restated Bylaws of Frozen Food Express Industries, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 3, 3009 and incorporated herein by reference).

10.3	Amended and Restated Frozen Food Express Industries, Inc. 2005 Stock Incentive Plan (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FROZEN FOOD EXPRESS INDUSTRIES, INC.
(Registrant)

Dated: August 7, 2009	By	/s/ Stoney M. Stubbs, Jr.
Stoney M. Stubbs, Jr. Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Dated: August 7, 2009	By	/s/ Ronald J. Knutson
Ronald J. Knutson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of Frozen Food Express Industries, Inc. (filed as Exhibit 3(i) to the Company’s Current Report on Form 8-K on May 29, 2007 and incorporated herein by reference).

3.2
Amended and Restated Bylaws of Frozen Food Express Industries, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 3, 3009 and incorporated herein by reference).

10.3	Amended and Restated Frozen Food Express Industries, Inc. 2005 Stock Incentive Plan (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).