Form 10-Q
period 2009-09-30
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2009-11-06
CIK 39273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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
Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes      ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.
Class	Number of Shares Outstanding
Common stock, $1.50 par value	17,208,460 at October 30, 2009

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Unaudited and in thousands, except per-share amounts)

Assets	September 30, 2009	December 31, 2008
Current assets
Cash and cash equivalents	$2,670	$1,308
Accounts receivable, net	43,622	52,749
Tires on equipment in use, net	5,632	5,425
Deferred income taxes	1,491	2,666
Property and equipment held for sale	1,019	-
Other current assets	9,075	10,822
Total current assets	63,509	72,970

Property and equipment, net	74,555	83,394
Other assets	5,058	5,822
Total assets	$143,122	$162,186

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$20,379	$21,148
Insurance and claims accruals	9,628	7,736
Accrued payroll and deferred compensation	5,367	4,396
Accrued liabilities	1,716	1,760
Total current liabilities	37,090	35,040

Deferred income taxes	6,585	14,235
Insurance and claims accruals	7,176	6,460
Total liabilities	50,851	55,735

Shareholders’ equity
Common stock, $1.50 par value per share; 75,000 shares
authorized; 18,572 shares issued	27,858	27,858
Additional paid-in capital	2,625	5,412
Retained earnings	72,739	87,103
	103,222	120,373
Treasury stock (1,441 and 1,813 shares), at cost	(10,951)	(13,922)
Total shareholders’ equity	92,271	106,451
Total liabilities and shareholders’ equity	$143,122	$162,186

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited and in thousands, except per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue	$94,500	$132,451	$281,602	$378,206
Operating expenses
Salaries, wages and related expenses	30,306	33,693	94,115	96,524
Purchased transportation	20,246	29,517	61,752	93,141
Fuel	17,132	32,130	46,251	88,694
Supplies and maintenance	11,486	14,047	35,874	39,864
Revenue equipment rent	9,431	9,005	29,386	25,734
Depreciation	4,303	4,684	13,296	14,183
Claims and insurance	3,215	2,733	10,934	9,001
Communications and utilities	1,323	1,410	3,898	3,636
Operating taxes and licenses	1,076	1,163	3,656	3,431
Loss (gain) on sale of property and equipment	177	(491)	(75)	(1,096)
Miscellaneous	638	1,000	2,367	3,234
Total operating expenses	99,333	128,891	301,454	376,346
Income (loss) from operations	(4,833)	3,560	(19,852)	1,860
Interest and other (income) expense
Interest income	(1)	(12)	(5)	(66)
Interest expense	5	74	9	110
Equity in earnings of limited partnership	(313)	(200)	(472)	(511)
Other	106	200	591	(108)
Total interest and other (income) expense	(203)	62	123	(575)
Pre-tax income (loss)	(4,630)	3,498	(19,975)	2,435
Income tax (benefit) expense	(2,070)	2,141	(6,126)	1,629
Net income (loss)	$(2,560)	$1,357	$(13,849)	$806

Net income (loss) per share of common stock
Basic	$(0.15)	$0.08	$(0.81)	$0.05
Diluted	$(0.15)	$0.08	$(0.81)	$0.05
Weighted average shares outstanding
Basic	17,149	16,737	17,069	16,699
Diluted	17,149	17,027	17,069	16,998
Dividends declared per common share	$-	$0.03	$0.03	$0.09

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
 (Unaudited and in thousands)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities
Net (loss) income	$(13,849)	$806
Non-cash items included in net (loss) income
Gain on sale of property and equipment	(75)	(1,754)
Depreciation and amortization	16,831	17,568
Provision for losses on accounts receivable	216	922
Deferred income tax	(6,475)	822
Deferred compensation	172	220
Investment loss (income), net	210	(380)
Changes in operating assets and liabilities
Accounts receivable	9,195	(11,852)
Tires on equipment in use	(3,112)	(3,038)
Other current assets	1,636	4,042
Accounts payable	(1,617)	(686)
Insurance and claims accruals	2,608	(5,900)
Accrued liabilities, payroll and other	776	2,247
Net cash provided by operating activities	6,516	3,017

Cash flows from investing activities
Expenditures for property and equipment	(12,395)	(19,006)
Proceeds from sale of property and equipment	7,952	11,459
Other	(94)	(252)
Net cash used in investing activities	(4,537)	(7,799)

Cash flows from financing activities
Proceeds from borrowings	21,100	68,000
Payments against borrowings	(21,100)	(62,200)
Dividends paid	(515)	(1,512)
Income tax expense (benefit) of stock options and restricted stock	(41)	56
Proceeds from capital stock transactions, net	96	424
Purchases of treasury stock	(157)	(216)
Net cash (used in) provided by financing activities	(617)	4,552

Net increase (decrease) in cash and cash equivalents	1,362	(230)
Cash and cash equivalents at beginning of period	1,308	2,473
Cash and cash equivalents at September 30	$2,670	$2,243

See accompanying notes to consolidated condensed financial statements.

 Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Shareholders' Equity
 (Unaudited and in thousands)

	Common Stock		Additional
	Shares	Par	Paid-in	Retained	Treasury Stock
	Issued	Value	Capital	Earnings	Shares	Cost	Total
January 1, 2008	18,572	$27,858	$5,682	$88,515	1,921	$(14,796)	$107,259
Net income	-	-	-	605	-	-	605
Treasury stock reacquired	-	-	-	-	34	(222)	(222)
Retirement plans	-	-	3	-	(4)	34	37
Exercise of stock options	-	-	(443)	-	(116)	894	451
Restricted stock	-	-	277	-	(22)	168	445
Dividends	-	-	-	(2,017)	-	-	(2,017)
Tax benefit of stock options	-	-	(107)	-	-	-	(107)
December 31, 2008	18,572	27,858	5,412	87,103	1,813	(13,922)	106,451
Net loss	-	-	-	(13,849)	-	-	(13,849)
Treasury stock reacquired	-	-	-	-	38	(157)	(157)
Retirement plans	-	-	(48)	-	(4)	33	(15)
Exercise of stock options	-	-	(171)	-	(35)	267	96
Restricted stock	-	-	(2,527)	-	(371)	2,828	301
Dividends	-	-	-	(515)	-	-	(515)
Tax benefit of stock options	-	-	(41)	-	-	-	(41)
September 30, 2009	18,572	$27,858	$2,625	$72,739	1,441	$(10,951)	$92,271

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
Nine Months Ended September 30, 2009
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

2.    Revenue Recognition

Revenue and associated direct operating expenses are recognized on the date freight is picked up from the shipper.  One of the preferable methods outlined in US GAAP provides for the recognition of revenue and direct costs when the shipment is completed.  Changing to this method would not have a material impact on the quarterly financial results of operations of the Company.

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

3.    Long-term Debt

As of September 30, 2009, the Company had a secured committed credit facility (the “Credit Facility”) that expires in September 2011 for which no amounts were outstanding.  The Company may borrow an amount not to exceed the lesser of (i) $35.0 million, adjusted for letters of credit and other debt (as defined in the agreement), (ii) a borrowing base or (iii) a multiple of a measurement of cash flow.   As of September 30, 2009, the Company had $5.4 million of outstanding standby letters of credit primarily for self insurance programs that reduced the availability to $29.6 million, subject to borrowing base limitations, which is defined as 85% of eligible accounts receivable.  The available borrowing base at September 30, 2009 is $26.2 million, which is net of outstanding standby letters of credit.

The credit facility contains usual and customary covenants for transactions of this type, including covenants limiting dividends and repurchases of shares of common stock, liens, additional indebtedness and mergers.  The Company will be required to maintain a fixed charge coverage ratio, as defined in the Agreement, equal to or greater than 1.25 to 1.00 and a leverage ratio, as defined in the Agreement, equal to or less than 2.50 to 1.00.  In addition, as of the last day of any fiscal quarter, the Company is required to maintain a minimum consolidated tangible net worth, as defined in the Agreement, of at least $85.0 million.  The Credit Facility is secured by substantially all of the assets of the Company and its affiliates.

On November 4, 2009, the Company entered into an amendment to the Credit Facility which reduced the amount available under the facility and modified certain financial covenants as further disclosed in footnote No. 9.

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

For the nine months ended September 30, 2009, our effective tax rate (income tax benefit divided by pre-tax loss) was 30.7% compared to 66.9% for the same period a year ago.   The difference between our effective tax rate and the federal statutory rate of 35.0% is primarily attributable to state income taxes and non-deductible driver related expenses.

5.  Income or loss per common share

Basic and diluted income (loss) per common share was computed as follows:

	(in thousands, except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Numerator:
Net (loss) income	$(2,560)	$1,357	$(13,849)	$806

Denominator:
Basic-weighted average shares	17,149	16,737	17,069	16,699
Effect of dilutive stock options	-	290	-	299
Diluted-weighted average shares	17,149	17,027	17,069	16,998

Basic income (loss) per common share	$(0.15)	$0.08	$(0.81)	$0.05
Diluted income (loss) per common share	$(0.15)	$0.08	$(0.81)	$0.05

                Options totaling 607,000 and 739,000 shares were outstanding but were not included in the calculation of diluted weighted average shares for the three months ended September 30, 2009 and 2008, respectively, as their exercise prices were greater than the average market price of the common shares.  For the nine months ended September 30, 2009 and 2008, options totaling 589,000 and 553,000 shares, respectively, were outstanding but are not included in the calculation of diluted weighted average shares as their exercise prices were greater than the average market price of the common shares.  The Company excluded all common stock equivalents in 2009 as the effect was anti-dilutive due to the net loss.

On January 1, 2009 the Company adopted the provisions of Accounting Standards Codification Topic 260, Earnings Per Share, related to determining whether instruments granted in share-based payment transactions are participating securities.  Under the provisions, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are considered participating securities and are included in the computation of both basic and diluted earnings per share.  The Company restated prior periods’ basic and diluted earnings per share outstanding calculation.  Upon adoption, there was no change in basic and diluted income per share for the third quarter or first nine months of 2008.

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

During the nine month periods ended September 30, 2009 and 2008, the Company purchased $91,000 and $2.3 million, respectively, in trailers and refrigeration units from W&B.  During the nine-month periods ended September 30, 2009 and 2008, we paid W&B $1.2 million and $1.4 million, respectively, for maintenance and repair services, accessories, and parts.   As of September 30, 2009 and 2008, our accounts payable included amounts owed to W&B of $318,000 and $330,000, respectively, for the purchase of parts and repair services.

7.    Commitments and Contingencies

The Company is involved in legal actions that arise in the ordinary course of business.  Although the outcomes of any such legal actions cannot be predicted, in the opinion of management, the resolution of any currently pending or threatened actions will not have a material adverse effect upon our financial position or results of operations.  During 2008, the Company settled a class action lawsuit and a derivative action without significant financial consideration which was approved by the Court in April, 2009.  The derivative action requires the Company to make certain corporate governance changes beginning in early March 2009.  The Company made the majority of these changes and anticipates completion by December 31, 2009.

The Company accrues for costs related to public liability, cargo, employee health insurance and work-related injury claims. When a loss occurs, we record a reserve for the estimated outcome. As additional information becomes available, adjustments are made. Accrued claims liabilities include all such reserves and our estimate for incidents that have been incurred but not reported.

8.    Recent Accounting Pronouncements

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (ASC 105), (formerly SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). This standard establishes only two levels of US GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental US GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative US GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to US GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing US GAAP, it did not have any impact on the Company’s condensed consolidated financial statements.

9.    Subsequent Events

The Company has evaluated subsequent events after the balance sheet date of September 30,2009 through November 6, 2009, which is the date the accompanying financial statements were issued.  Other than as described below, the Company is not aware of any subsequent events that would require recognition or disclosure in the consolidated financial statements.

On November 4, 2009 the Company entered into an amendment to the Credit Facility to reduce the amount of available credit from $35.0 million to $25.0 million to better align the size of the facility to the underlying borrowing base, increase the allowable funded debt to EBITDAR, decrease the required EBITDAR (as defined in the Credit Facility) to fixed charges and to decrease the minimum tangible net worth based upon the following periods:

Periods Ending	EBITDAR to Fixed Charges	Funded Debt to EBITDAR	(in thousands) Minimum Tangible Net Worth
October 2009 – November 2009	1.05:1.0	2.75:1.0	$85,000
December 2009 – February 2010	1.05:1.0	2.75:1.0	80,000
March 2010 – May 2010	1.10:1.0	2.75:1.0	80,000
June 2010 – August 2010	1.20:1.0	2.75:1.0	75,000
Subsequent to August 2010	1.25:1.0	2.50:1.0	75,000

The amendment also reduces the allowable net expenditures for property and equipment during any twelve month period from $25.0 million to $12.5 million, reduces the available expenditures for acquisitions from $10.0 million to $3.5 million in any fiscal year and changes the interest rate spread over the London Interbank Offered Rate based upon achieving various EBITDAR to fixed charges ratios.

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

OVERVIEW

U.S. economic conditions declined throughout calendar 2008, accelerating in the second half of the calendar year with a sharp decline in the general economy.  The economic and national news reports during 2009 reported further economic challenges caused by increasing unemployment, decreased consumer confidence and spending, continued strain on the financial sector and credit markets, growing housing foreclosures, declining construction, continued government and municipal budget challenges, tax revenue declines and continuing reports of declines in corporate revenues and profits.

As we report our third quarter ended September 30, 2009, the U.S. economy remains weak, which results in less shipping of goods.  Therefore, transportation companies continue to face adverse economic pressures.  Throughout 2009, we continue to be negatively impacted by the economic downturn, which is driving lower demand for transportation services and creating excess capacity.  This, in turn, is placing negative pressure on pricing in the industry.  We continue to experience revenue and profit challenges we believe are the result of the weakened economy, increased unemployment and changes in consumer buying habits.  While our results reflect these revenue and profit challenges, we continue to take steps to reduce our cost structure while focusing on initiatives to increase volume and margins.

Given the volatile trends and uncertain economic conditions, we have limited ability to forecast our fiscal 2009 consolidated operating and financial results.  While there are many significant factors that we cannot control, we intend to navigate the present general economic downturn by remaining focused on improving areas within our control and on achieving further progress on three primary goals:  maintaining a strong balance sheet, identifying revenue and cost reduction opportunities, and positioning our business to capitalize on the U.S. economic recovery when it occurs.  Consistent with these goals we: (i) ended the first, second and third quarters with no amounts outstanding under our revolving credit agreement; (ii) implemented a cost reduction initiative to reduce operating costs including staffing reductions, elimination of the Company’s 401(k) matching program, reduction of driver recruiting costs, reduction of non-driver work hours and elimination of discretionary spending; and (iii) implemented specific sales and service initiatives with our existing and new customers.  Our key business strategies and plans for the remainder of fiscal 2009 and into fiscal 2010 will continue to reflect these priorities.

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

                For the third quarter of 2009 our operating revenue decreased by $38.0 million, or 28.7%.  Operating revenue, net of fuel surcharges, decreased $16.6 million, or 16.8%, to $82.0 million from $98.6 million in 2008.  Excluding fuel surcharges, our average truckload revenue-per-tractor-per-week decreased 13.7% primarily due to a decrease in our loaded truckload revenue per mile from $1.48 to $1.41, an increase in our empty mile ratio to 11.2% from 9.4%, a decrease in our intermodal business, a 13.7% decline in our LTL hundredweight and a decrease in our LTL revenue per hundredweight from $15.04 to $14.51.  Although revenue per mile and per hundredweight has declined from a year ago, the third quarter 2009 pricing has increased over the second quarter of 2009, as we focus on our margins.  Our truckload revenue decreased by $9.7 million, or 15.8%.  Due to continuing pricing pressures and excess capacity in the freight industry, our truckload revenue per loaded mile decreased to $1.41 per mile and our loaded truckload miles declined 9.7% when compared to our third quarter 2008 results.  Dedicated revenue decreased $2.1 million for the quarter while brokerage revenue decreased $1.5 million for the quarter.

Our profitability on the expense side is impacted by variable costs of transporting freight for our customers, fixed costs and expenses containing both fixed and variable components.  The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training, recruitment, and independent contractor costs, which are recorded under purchased transportation.  Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we drive, but also have a controllable component based on safety, fleet age, efficiency and other factors.  Our main fixed costs relate to the acquisition and financing of long-term assets, such as revenue equipment and service centers.  Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors in managing our business.  For example, fuel prices fluctuated dramatically and quickly at various times during the last several years. We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as through volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our service centers.  To help further reduce fuel expense, we purchase tractors with opti-idle technology, which monitors the temperature of the cab and allows the engine to operate more efficiently while not on the road.

                Our operating expenses as a percentage of operating revenue, or “operating ratio,” were 105.1% for the third quarter of 2009 compared with 97.3% in 2008.  Our operating expenses decreased at a lower rate than our revenue due to higher claims and insurance costs and increased equipment rent as our share of leased equipment increased, partially offset by decreasing purchased transportation costs.  For the quarter our loss per basic and diluted share was $0.15 in 2009 compared to net income per basic and diluted share of $0.08 in 2008.

                Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At September 30, 2009, we had no outstanding borrowings under our credit facility and $92.3 million in shareholders’ equity.  In the third quarter of 2009, we added approximately $762,000 of property and equipment, net of proceeds from dispositions, and recognized a loss of $177,000 on the disposition of used equipment.  These capital expenditures were funded with cash flows from operations.  We estimate that capital expenditures will range from $17.0 million to $20.0 million in 2009, which would be higher than our historical levels due to our tractor replacement schedule and the capital required to consolidate two of our facilities into one location in New Jersey.

The following table summarizes and compares the significant components of revenue and presents our operating ratio and revenue per truck per week for each of the three- and nine-month periods ended September 30:

	Three Months		Nine Months
Revenue from: (a)	2009	2008	2009	2008
Temperature-controlled fleet	$34,684	$37,626	$103,630	$108,854
Dry-freight fleet	12,269	16,921	40,805	53,107
Total truckload linehaul services	46,953	54,547	144,435	161,961
Dedicated fleets	4,749	6,859	14,970	18,528
Total truckload	51,702	61,406	159,405	180,489
Less-than-truckload linehaul services	27,429	32,922	81,105	92,947
Fuel surcharges	12,492	33,864	32,065	90,124
Brokerage	1,657	3,128	5,415	10,629
Equipment rental	1,220	1,131	3,612	4,017
Total revenue	94,500	132,451	281,602	378,206

Operating expenses	99,333	128,891	301,454	376,346
Income (loss) from operations	$(4,833)	$3,560	$(19,852)	$1,860
Operating ratio (b)	105.1%	97.3%	107.0%	99.5%

Total truckload revenue	$51,702	$61,406	$159,405	$180,489
Less-than-truckload revenue	27,429	32,922	81,105	92,947
Total linehaul and dedicated fleet revenue	$79,131	$94,328	$240,510	$273,436

Weekly average trucks	1,991	2,011	2,024	2,029
Revenue per truck per week (c)	$3,024	$3,569	$3,047	$3,443

Computational notes:
(a)	Revenue and expense amounts are stated in thousands of dollars.
(b)	Operating expenses divided by total revenue.
(c)	Average daily revenue, times seven, divided by weekly average trucks.

                 The following table summarizes and compares selected statistical data relating to our freight operations for each of the three- and nine-month periods ended September 30:

	Three Months		Nine Months
Truckload	2009	2008	2009	2008
Total linehaul miles (a)	37,549	40,736	115,628	123,124
Loaded miles (a)	33,352	36,926	104,040	111,989
Empty mile ratio (b)	11.2%	9.4%	10.0%	9.0%
Linehaul revenue per total mile (c)	$1.25	$1.34	$1.25	$1.32
Linehaul revenue per loaded mile (d)	$1.41	$1.48	$1.39	$1.45
Linehaul shipments (a)	39.8	39.0	117.4	115.1
Loaded miles per shipment (e)	838	946	886	973
LTL
Hundredweight	1,890,510	2,189,626	5,630,191	6,397,453
Shipments (a)	62.3	71.9	184.0	205.4
Linehaul revenue per hundredweight (f)	$14.51	$15.04	$14.41	$14.53
Linehaul revenue per shipment (g)	$440	$458	$441	$453
Average weight per shipment (h)	3,035	3,046	3,060	3,115

Computational notes:
(a)	Amounts are stated in thousands.
(b)	Total truckload linehaul miles less truckload loaded miles, divided by total truckload linehaul miles.
(c)	Revenue from truckload linehaul services divided by total truckload linehaul miles.
(d)	Revenue from truckload linehaul services divided by truckload loaded miles.
(e)	Total truckload loaded miles divided by number of truckload linehaul shipments.
(f)	LTL revenue divided by LTL hundredweight.
(g)	LTL revenue divided by number of LTL shipments.
(h)	LTL hundredweight times one hundred divided by number of shipments.

The following table summarizes and compares the makeup of our fleets between company-provided tractors and tractors provided by independent contractors as of September 30:

	2009	2008
Total company-provided	1,591	1,614
Total owner-operator	409	402
Total tractors	2,000	2,016
Total trailers	3,780	4,364

Comparison of Three Months Ended September 30, 2009 to Three Months Ended September 30, 2008

The following table sets forth revenue, operating income, operating ratios and revenue per truck per week and the dollar and percentage changes of each:

Revenue from (a)	2009	2008	Dollar Change 2009 vs. 2008	Percentage Change 2009 vs. 2008
Temperature-controlled fleet	$34,684	$37,626	$(2,942)	(7.8)%
Dry-freight fleet	12,269	16,921	(4,652)	(27.5)
Total truckload linehaul services	46,953	54,547	(7,594)	(13.9)
Dedicated fleets	4,749	6,859	(2,110)	(30.8)
Total truckload	51,702	61,406	(9,704)	(15.8)
Less-than-truckload linehaul services	27,429	32,922	(5,493)	(16.7)
Fuel surcharges	12,492	33,864	(21,372)	(63.1)
Brokerage	1,657	3,128	(1,471)	(47.0)
Equipment rental	1,220	1,131	89	7.9
Total revenue	94,500	132,451	(37,951)	(28.7)

Operating expenses	99,333	128,891	(29,558)	(22.9)
Income (loss) income from operations	$(4,833)	$3,560	$(8,393)	(235.8)%
Operating ratio (b)	105.1%	97.3%

Total truckload revenue	$51,702	$61,406	$(9,704)	(15.8)%
Less-than-truckload revenue	27,429	32,922	(5,493)	(16.7)
Total linehaul and dedicated fleet revenue	$79,131	$94,328	$(15,197)	(16.1)%

Weekly average trucks	1,991	2,011	(20)	(1.0)%
Revenue per truck per week (c)	$3,024	$3,569	$(545)	(15.3)%

Computational notes:
(a)	Revenue and expense amounts are stated in thousands of dollars.
(b)	Operating expenses divided by total revenue.
(c)	Average daily revenue, times seven, divided by weekly average trucks in service.

Total revenue decreased $38.0 million, or 28.7%, to $94.5 million in 2009 from $132.5 million in 2008.  Excluding fuel surcharges, our revenue decreased $16.6 million, or 16.8%, to $82.0 million from $98.6 million in 2008.

           Truckload revenue, excluding fuel surcharges, decreased $9.7 million, or 15.8%, to $51.7 million from $61.4 million in 2008.  Truckload revenues declined primarily due to continued pricing pressures and excess capacity in the industry driving down loaded miles 9.7% to 33.4 million from 36.9 million in 2008.  As a result, our empty mile ratio increased from 9.4% in 2008 to 11.2% in 2009, as we incurred more miles to generate our volume.  During 2008, the Company continued to focus on providing services within our preferred networks; however, intermodal loads decreased to optimize utility with our existing fleet. The Company continues to shift revenue equipment between its truckload and less-than-truckload operations to optimize its fleet.  Due to the challenging freight environment, our ability to increase truckload rates was limited throughout 2008 and into 2009.  Our revenue per loaded mile declined to $1.41 in 2009 from $1.48 in 2008; however, it increased over that of the second quarter of 2009.

Our dry fleet revenue has declined 27.5% during 2009 primarily due to a decline in total tonnage shipped.  Excess capacity within the transportation industry resulted in increased competition for less available freight, which put downward pressure on pricing.

Less-than-truckload revenue decreased $5.5 million, or 16.7%, to $27.4 million from $32.9 million.  The decline in revenue was primarily driven by a decline in total weight shipped from fewer shipments.  Total weight shipped for the quarter declined 13.7% to 189.1 million pounds from 219.0 million pounds in 2008.  Although the Company implemented a general rate increase during mid-2008 and in the second quarter of 2009, these increases were largely offset by other pricing pressures within the industry, which drove the rate to $14.51 in the third quarter of 2009 from $15.04 in the third quarter of 2008.

Fuel surcharges represent the cost of fuel that we are able to pass along to our customers based upon changes in the Department of Energy’s weekly indices.  The cost of fuel has decreased from the third quarter of 2008, resulting in decreased fuel surcharges of $21.4 million, or 63.1% for the quarter.  The lower fuel surcharge is offset by decreased fuel costs to the Company within fuel and purchased transportation expenses.

                The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our consolidated condensed statements of operations, and those items as a percentage of revenue:

	(in thousands) Dollar Change	Percentage Change	Percentage of Revenue
	2009 vs. 2008	2009 vs. 2008	2009	2008
Revenue	$(37,951)	(28.7)%	100.0%	100.0%

Operating Expenses
Salaries, wages and related expenses	(3,387)	(10.1)	32.1	25.4
Purchased transportation	(9,271)	(31.4)	21.4	22.3
Fuel	(14,998)	(46.7)	18.1	24.3
Supplies and maintenance	(2,561)	(18.2)	12.2	10.6
Revenue equipment rent	426	4.7	10.0	6.8
Depreciation	(381)	(8.1)	4.6	3.5
Claims and insurance	482	17.6	3.4	2.1
Communications and utilities	(87)	(6.2)	1.4	1.1
Operating taxes and licenses	(87)	(7.5)	1.1	0.9
Gain on sale of property and equipment	668	(136.0)	0.2	(0.4)
Miscellaneous	(362)	(36.2)	0.6	0.7
Total Operating Expenses	$(29,558)	(22.9)%	105.1%	97.3%

Total operating expenses for 2009 decreased $29.6 million, or 22.9%, to $99.3 million from $128.9 million in 2008.  As a result of the decline in revenue and the decrease in operating expenses, the operating ratio increased to 105.1% from 97.3% in 2008.

Salaries, wages and related expenses consist of compensation for our employees, including drivers and non-drivers.  It also includes employee-related costs, including the costs of payroll taxes, work-related injuries, group health insurance, 401(k) plan contributions and other fringe benefits.  The most variable of these salary, wage and related expenses is driver pay, which is affected by the mix of company drivers and owner-operators in our fleets as well as our efficiencies in our over-the-road operations.  Driver salaries including per diem costs decreased to $17.6 million from $19.6 million in 2008 primarily from a decrease in loaded miles.  Non-driver salaries decreased $1.6 million driven by a reduction in non-driver headcount.  Group health insurance costs increased by $207,000 due to an increase in the quantity and severity of claims while work related injuries increased as a result of an increase in both claim frequency and average claim per visit.

Purchased transportation expense consists of payments to independent contractors for the equipment and services they provide, payments to other motor carriers who handle our brokerage services and to various railroads for intermodal services.  It also includes fuel surcharges paid to our independent contractors for which we charge our customers.  These expenses are highly variable with revenue and/or the mix of company drivers versus independent contractors.  Purchased transportation expense decreased $9.3 million, or 31.4%, in 2009 from 2008.  Purchased transportation expense related to our intermodal service decreased by $2.2 million including fuel surcharges, or 39.1%, compared to 2008 as our intermodal movements declined.  The portion of our purchased transportation connected with our truckload and LTL services decreased $1.8 million, including fuel surcharges, primarily reflecting a decrease in the number of independent contractors utilized during the third quarter of 2009.  Purchased transportation associated with our brokerage services decreased $1.3 million, or 48.8%, compared to 2008, as the result of a similar decrease in brokerage revenue.  Fuel payments to our independent contractors decreased from $6.7 million in the third quarter of 2008 to $2.7 million in the third quarter of 2009 due to a decline in fuel surcharges and a decrease in our utilization of independent contractors.

Fuel expense and fuel taxes decreased by $15.0 million, or 46.7%, to $17.1 million from $32.1 million in 2008.   The decrease was primarily due to a 40.1% decline in the Department of Energy’s Fuel Index and an improvement in our miles per gallon resulting in fewer gallons consumed.  We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover a portion of fuel prices through fuel surcharges and rates to our customers.

 Supplies and maintenance expenses primarily consist of repairs, maintenance and tires along with load specific expenses including loading/unloading, tolls, pallets, pickup and delivery and recruiting.  Supplies and maintenance costs decreased $2.6 million, or 18.2%, from 2008.  The decrease was primarily driven by lower fleet repairs and maintenance of $1.5 million and lower recruiting costs of approximately $533,000, as fewer drivers were recruited. Significant repairs to our equipment are generally covered by manufacturers’ warranties.

Total revenue equipment rent increased $426,000, or 4.7%, to $9.4 million from $9.0 million in 2008.  The increase is primarily due to an increase in the average number of tractors under lease at the end of September 2009 of 1,240 compared to 1,196 at the end of September 2008 and the increase in the average cost of equipment as we replace older equipment with new equipment and as our leased versus owned ratio increases.  We expect equipment rent expense to increase in future periods as a result of higher prices of new equipment and our shift toward leased versus owned equipment.

Depreciation relates to owned tractors, trailers, communications units, service centers and other assets. Gains or losses on dispositions of revenue equipment are set forth in a separate line item within our statements of operations.  Depreciation expense decreased $381,000, or 8.1%, as older equipment was disposed and replaced with newer leased equipment.  Depreciation expense is also dependent upon the mix of company-owned equipment versus independent contractors.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment, which is expected to result in greater depreciation.  Future depreciation expense will be impacted by our leasing decisions.

Claims and insurance expenses consist of the costs of premiums for insurance accruals we make within our self-insured retention amounts, primarily for personal injury, property damage, physical damage and cargo claims.  These expenses will vary and are dependent on the frequency and severity of accidents, our self-insured retention amounts and the insurance market. Claims and insurance costs increased by $482,000, or 17.6%, to $3.2 million from $2.7 million in 2008.  The increase was primarily due to an increase in the severity of claims incurred.  The Company is responsible for the first $4.0 million on personal injury and property damage liability claims and 25% of the claim amount between $4.0 million and $10.0 million.  The Company has excess coverage from $10.0 million to $50.0 million.  Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, a claim that approaches the maximum self-insured retention level, or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

The Company moved to an effective tax benefit rate of 44.7% in 2009 from an effective tax rate of 61.2% in 2008.  We pay our drivers a per-diem allowance for travel related expenses for which we are only able to deduct 80% for tax purposes.  This, along with other non-deductible items for tax, decreased our effective tax rate as we incurred a pre-tax loss in 2009 versus income in 2008.

As a result of factors described above, our net loss was $2.6 million in 2009 compared to net income of $1.4 million in 2008.  Our net loss per share was $0.15 per diluted share in 2009 compared to a net income of $0.08 per diluted share in 2008.

Comparison of Nine Months Ended September 30, 2009 to Nine Months Ended September 30, 2008

The following table sets forth revenue, operating income, operating ratios and revenue per truck per week and the dollar and percentage changes of each:

Revenue from (a)	2009	2008	Dollar Change 2009 vs. 2008	Percentage Change 2009 vs. 2008
Temperature-controlled fleet	$103,630	$108,854	$(5,224)	(4.8)%
Dry-freight fleet	40,805	53,107	(12,302)	(23.2)
Total truckload linehaul services	144,435	161,961	(17,526)	(10.8)
Dedicated fleets	14,970	18,528	(3,558)	(19.2)
Total truckload	159,405	180,489	(21,084)	(11.7)
Less-than-truckload linehaul services	81,105	92,947	(11,842)	(12.7)
Fuel surcharges	32,065	90,124	(58,059)	(64.4)
Brokerage	5,415	10,629	(5,214)	(49.1)
Equipment rental	3,612	4,017	(405)	(10.1)
Total revenue	281,602	378,206	(96,604)	(25.5)

Operating expenses	301,454	376,346	(74,892)	(19.9)
Income (loss) from operations	$(19,852)	$1,860	$(21,712)	(1,167.3)%
Operating ratio (b)	107.0%	99.5%

Total truckload revenue	$159,405	$180,489	$(21,084)	(11.7)%
Less-than-truckload revenue	81,105	92,947	(11,842)	(12.7)
Total linehaul and dedicated fleet revenue	$240,510	$273,436	$(32,926)	(12.0)%

Weekly average trucks	2,024	2,029	(5)	(0.2)%
Revenue per truck per week (c)	$3,047	$3,443	$(396)	(11.5)%

Computational notes:
(a)	Revenue and expense amounts are stated in thousands of dollars.
(b)	Operating expenses divided by total revenue.
(c)	Average daily revenue, times seven, divided by weekly average trucks.

Total revenue decreased $96.6 million, or 25.5%, to $281.6 million in 2009 from $378.2 million in 2008.  Excluding fuel surcharges, our revenue decreased $38.5 million, or 13.4%, to $249.5 million from $288.1 million in 2008.

                Truckload revenue, excluding fuel surcharges, decreased $21.1 million, or 11.7%, to $159.4 million from $180.5 million in 2008.  Truckload revenues declined primarily due to continued pricing pressures and excess capacity in the industry driving down loaded miles 7.1% to 104.0 million from 112.0 million in 2008.  As a result, our empty mile ratio increased from 9.0% in 2008 to 10.0% in 2009.  During 2008, the Company continued to focus on providing services within our preferred networks; however, intermodal loads decreased to optimize utility with our existing fleet. Our weighted average trucks utilized in our truckload services decreased from 1,683 to 1,566.  Due to the challenging freight environment, our ability to increase truckload rates was limited throughout 2008 and into 2009.  Our revenue per loaded mile declined to $1.39 in 2009 from $1.45 in 2008.

Our dry fleet revenue declined 23.2% during 2009 primarily due to a decline in total tonnage shipped.  Excess capacity within the dry transportation industry resulted in increased competition for less available freight, which put downward pressure on pricing.

Less-than-truckload revenue decreased $11.8 million, or 12.7%, to $81.1 million from $92.9 million.  The decline in revenue was primarily driven by increased competition in the LTL market resulting in a decrease in total weight shipped from a decline in shipments and a decline in average weight per shipment.  Total weight shipped for 2009 declined 12.0% to 563.0 million pounds from 639.7 million pounds in 2008.  Although the Company implemented a general rate increase during mid-2008 and 2009, these increases were largely offset by other pricing pressures within the industry, resulting in a decrease in revenue per hundredweight to $14.41 versus $14.53 a year ago.

Fuel surcharges represent the cost of fuel that we are able to pass along to our customers based upon changes in the Department of Energy’s weekly indices.  The cost of fuel has decreased from 2008, resulting in decreased fuel surcharges of $58.1 million, or 64.4% for the nine months in 2009.  The lower fuel surcharge is offset by decreased fuel costs to the Company within fuel and purchased transportation expenses.

                The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our consolidated condensed statements of operations, and those items as a percentage of revenue:

	(in thousands) Dollar Change	Percentage Change	Percentage of Revenue
	2009 vs. 2008	2009 vs. 2008	2009	2008
Revenue	$(96,604)	(25.5)%	100.0%	100.0%

Operating Expenses
Salaries, wages and related expenses	(2,409)	(2.5)	33.4	25.5
Purchased transportation	(31,389)	(33.7)	21.9	24.6
Fuel	(42,443)	(47.9)	16.4	23.5
Supplies and maintenance	(3,990)	(10.0)	12.7	10.5
Revenue equipment rent	3,652	14.2	10.4	6.8
Depreciation	(887)	(6.3)	4.7	3.8
Claims and insurance	1,933	21.5	3.9	2.4
Communications and utilities	262	7.2	1.4	1.0
Operating taxes and licenses	225	6.6	1.3	0.9
Gain on sale of property and equipment	1,021	(93.2)	0.0	(0.3)
Miscellaneous	(867)	(26.8)	0.9	0.8
Total Operating Expenses	$(74,892)	(19.9)%	107.0%	99.5%

Total operating expenses for 2009 decreased $74.9 million, or 19.9%, to $301.5 million from $376.3 million in 2008.  As a result of the decline in revenue and the decrease in operating expenses, the operating ratio increased to 107.0% from 99.5% in 2008.

Salaries, wages and related expenses consist of compensation for our employees, including drivers and non-drivers.  It also includes employee-related costs, including the costs of payroll taxes, work-related injuries, group health insurance, 401(k) plan contributions and other fringe benefits.  The most variable of these salary, wage and related expenses is driver pay, which is affected by the mix of company drivers and owner-operators in our fleets as well as our efficiencies in our over-the-road operations.  Driver salaries including per diem costs decreased $2.0 million, or 3.5%, from 2008 resulting from fewer miles driven by our drivers.  Non-driver salaries decreased $3.4 million driven by a reduction in non-driver headcount from 855 positions at December 31, 2008 to 668 positions at September 30, 2009, partially offset by severance of $608,000 incurred for the nine months.  Group health insurance costs increased by $2.0 million due to an increase in both claim frequency and average claims per visit.  The claim frequency was up 13.7% for 2009 over 2008 policy year.

Purchased transportation expense consists of payments to independent contractors for the equipment and services they provide, payments to other motor carriers who handle our brokerage services and to various railroads for intermodal services.  It also includes fuel surcharges paid to our independent contractors for which we charge our customers.  These expenses are highly variable with revenue and/or the mix of company drivers versus independent contractors.  Purchased transportation expense decreased $31.4 million, or 33.7%, in 2009 from 2008.  Purchased transportation expense related to our intermodal service decreased by $5.1 million including fuel surcharges, or 32.6%, compared to 2008 as our intermodal movements declined.  The portion of our purchased transportation connected with our truckload and LTL services decreased $7.3 million, including fuel surcharges, primarily reflecting a decrease in the number of independent contractors utilized during 2009 versus last year.  Purchased transportation associated with our brokerage services decreased $4.5 million, or 50.0%, compared to 2008, as the result of a similar decrease in brokerage revenue.  Fuel payments to our independent contractors decreased from $21.7 million in 2008 to $7.2 million in 2009 due to a decline in fuel surcharges and a decrease in our utilization of independent contractors.

Fuel expense and fuel taxes decreased by $42.4 million, or 47.9%, to $46.3 million from $88.7 million in 2008.   The decrease was primarily due to a 41.9% decline in the Department of Energy’s Fuel Index and an increase in our miles per gallon.  We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover a portion of fuel prices through fuel surcharges and rates to our customers.

Supplies and maintenance expenses primarily consist of repairs, maintenance and tires along with load specific expenses including loading/unloading, tolls, pallets, pickup and delivery and recruiting.  Supplies and maintenance costs decreased $4.0 million, or 10.0%, from 2008.  The expense decrease was primarily driven by lower recruiting costs of approximately $1.3 million as fewer drivers were recruited, lower freight handling expenses of approximately $825,000 due to a decline in revenues and lower fleet repairs and maintenance costs of $1.6 million.  Significant repairs to our equipment are generally covered by manufacturers’ warranties.

Total revenue equipment rent increased $3.7 million, or 14.2%, to $29.4 million from $25.7 million in 2008.  The increase is primarily due to an increase in the average number of tractors under lease at the end of September 2009 of 1,272 compared to 1,152 at the end of September 2008 and the increase in the average cost of equipment as we replace older equipment with new equipment and as our leased versus owned ratio increases.  We expect equipment rent expense to increase in future periods as a result of higher prices of new equipment.

Depreciation relates to owned tractors, trailers, communications units, service centers and other assets. Gains or losses on dispositions of revenue equipment are set forth in a separate line item within our statements of operations.  Depreciation expense decreased $887,000, or 6.3%, as older equipment was disposed and replaced with newer leased equipment.  Depreciation expense is also dependent upon the mix of company-owned equipment versus independent contractors.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment, which is expected to result in greater depreciation.  Future depreciation expense will be impacted by our leasing decisions.

Claims and insurance expenses consist of the costs of premiums for insurance accruals we make within our self-insured retention amounts, primarily for personal injury, property damage, physical damage and cargo claims.  These expenses will vary and are dependent on the frequency and severity of accidents, our self-insured retention amounts and the insurance market. Claims and insurance costs increased by $1.9 million, or 21.5%, to $10.9 million from $9.0 million in 2008.  The increase was primarily due to an increase in the severity of claims incurred.  The Company is responsible for the first $4.0 million on personal injury and property damage liability claims and 25% of the claim amount between $4.0 million and $10.0 million.  The Company has excess coverage from $10.0 million to $50.0 million.  Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, a claim that approaches the maximum self-insured retention level, or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

The Company’s effective tax benefit rate was 30.7% in 2009 compared to an effective tax rate of 66.9% in 2008.  We pay our drivers a per-diem allowance for travel related expenses for which we are only able to deduct 80% for tax purposes.  This, along with other non-deductible items for tax, decreased our effective tax rate as we incurred a pre-tax loss in 2009 versus income in 2008.

As a result of factors described above, our net loss was $13.8 million in 2009 compared to net income of $806,000 in 2008.  Our net loss per share was $0.81 per diluted share in 2009 compared to net income of $0.05 per diluted share in 2008.

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

                In November 2007, our Board of Directors approved a share repurchase program to repurchase an additional 1 million shares of our common stock resulting in approximately 1.4 million shares being authorized for purchase.  This program is intended to be implemented through purchases made in either the open market or through private transactions.  The timing and extent to which we will repurchase shares depends on market conditions and other corporate considerations.  We made no purchases in 2008 or 2009 and have available approximately 937,100 shares that can be repurchased from that and previous authorizations. The repurchase program does not have an expiration date.

The table below reflects our net cash flows provided by (used in) operating activities, investing activities and financing activities and outstanding debt, including current maturities, for the periods indicated.

	(in thousands)
	Nine Months Ended September 30,
	2009	2008
Net cash flows provided by operating activities	$6,516	$3,017
Net cash flows (used in) investing activities	(4,537)	(7,799)
Net cash flows (used in) provided by financing activities	(617)	4,552
Debt at September 30	-	5,800

For the nine months ended September 30, 2009, we purchased $12.4 million of new property and equipment, and recognized a gain of $75,000 on the disposition of used equipment.  We generated $6.5 million of cash flows from operating activities primarily driven by depreciation and amortization and a decrease in our accounts receivable balances partially offset by a decline in our net deferred tax liabilities.  Our net capital expenditures were primarily funded with cash flows from operations.  Based upon anticipated cash flows, current borrowing availability and sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.  We estimate that capital expenditures will range from $17-$20 million in 2009, which will be higher than our historical levels due to our tractor replacement schedule and the consolidation of two facilities into one service center in New Jersey.

We establish credit terms with our customers based upon their financial strength and their historical payment pattern.   Many of our largest customers under contract are Fortune 500 companies.  Given the current economic conditions, we have placed additional emphasis on our review of significant outstanding receivable balances.  Accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectability of these receivables, we perform ongoing credit evaluations of our customers’ financial condition.  Through these evaluations, we may become aware of a situation in which a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  Our allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  Invoice balances after the due date are considered past due per our policy and are reviewed individually for collectability.  During 2009, we decreased our reserve for doubtful accounts by $507,000 from December 31, 2008 as our past due receivables declined as a percentage of outstanding balances and the risk of bad debts was reduced as the aging improved.  Initial payments by new customers are monitored for compliance with contractual terms.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential recovery is considered remote.

                 On September 2, 2009, the Company entered into the Second Amended and Restated Credit Agreement (the "Credit Facility") that provides for a two-year secured committed credit facility maturing in September 2011 with an aggregate availability of $35.0 million.  We may borrow an amount not to exceed the lesser of $35.0 million, adjusted for letters of credit and other debt (as defined in the agreement), a borrowing base or a multiple of a measurement of cash flow.   At September 30, 2009, there were no amounts borrowed under the Credit Facility; however, we had $5.4 million of standby letters of credit primarily for our self-insurance programs, which reduced the availability to $29.6 million.  The Credit Facility is further limited to the borrowing base, which is defined as 85% of the eligible accounts receivable balance, which primarily excludes amounts past due over 90 days, in-transit shipments and the current portion of freight claims.  The borrowing base as of September 30, 2009 was $26.2 million, which is net of standby letters of credit.  The Credit Facility bears interest at a spread over the London Interbank Offered Rate.

The Credit Facility contains several covenants, which include the following:

•
The ratio of our annual earnings before interest, taxes, depreciation, amortization, rental and any non-cash expenses from stock option activity (as defined in the Credit Facility, “EBITDAR”) to the amount of our annual fixed charges may not be less than 1.25:1.0. Fixed charges generally include interest payments, rental expense, taxes paid, dividends paid and payments due on outstanding debt.

•
The ratio of our funded debt to EBITDAR may not exceed 2.5:1.0. Funded debt generally includes the amount borrowed under the credit facility or similar arrangements, letters of credit and the aggregate minimum amount of operating lease payments we are obligated to pay in the future.

•
Our tangible net worth must remain an amount greater than $85.0 million. Tangible net worth is generally defined as our net shareholders' equity minus intangible and certain other assets plus 100% of any cash we receive from the issuance of equity securities.

•	The annual amount of our net expenditures for property and equipment may not be more than $25.0 million after taking into account the amounts we receive from the sale of such assets.

•	Payments of dividends are generally limited by the ratio of our EBITDAR to fixed charges and if the previous quarter is not profitable.

On November 4, 2009 the Company entered into an amendment to the Credit Facility to reduce the amount of available credit from $35.0 million to $25.0 million to better align the size of the facility to the underlying borrowing base, increase the allowable funded debt to EBITDAR, decrease the required EBITDAR to fixed charges and to decrease the minimum tangible net worth based upon the following periods:

Periods Ending	EBITDAR to Fixed Charges	Funded Debt to EBITDAR	(in thousands) Minimum Tangible Net Worth
October 2009 – November 2009	1.05:1.0	2.75:1.0	$85,000
December 2009 – February 2010	1.05:1.0	2.75:1.0	80,000
March 2010 – May 2010	1.10:1.0	2.75:1.0	80,000
June 2010 – August 2010	1.20:1.0	2.75:1.0	75,000
Subsequent to August 2010	1.25:1.0	2.50:1.0	75,000

The amendment also reduces the allowable net expenditures for property and equipment during any twelve month period from $25.0 million to $12.5 million, reduces the available expenditures for acquisitions from $10.0 million to $3.5 million in any fiscal year and changes the interest rate spread over the London Interbank Offered Rate based upon achieving various EBITDAR to fixed charges ratios.

At September 30, 2009, our EBITDAR was $42.1 million.  Our fixed charges were $33.4 million, resulting in a fixed charge coverage ratio of 1.26.  Our funded debt as defined in the agreement was $95.1 million resulting in funded debt to EBITDAR ratio of 2.26.   Maintaining a credit facility is imperative for us to continue our operations by allowing us to manage our working capital and acquire revenue equipment that is essential to our operations.  Should we not be able to meet these covenants, amounts outstanding may become payable immediately and our ability to make future draws on the Credit Facility or enter into financial arrangements on our equipment may be limited.  We are in compliance with all of the covenants under the Credit Facility as of September 30, 2009.

The following is a summary of our contractual obligations as of September 30, 2009:

	(in thousands)
	Total	2009	2010-2011	2012-2013	After 2013
Letters of credit	$5,422	$-	$5,422	$-	$-
Purchase obligations	19,933	19,933	-	-	-
Operating leases obligations
Rentals	89,680	8,970	50,630	19,174	10,906
Residual guarantees	8,642	-	3,578	5,064	-
	$123,677	$28,903	$59,630	$24,238	$10,906

Off-Balance Sheet Arrangements

As of September 30, 2009, we leased 1,207 tractors and 2,127 trailers under operating leases with varying termination dates ranging from October 2009 through October 2015 with total obligations of $89.7 million.  Rent expense related to operating leases involving vehicles during the nine months ended September 30, 2009 and 2008 was $29.4 million and $25.7 million, respectively.  We maintain standby letters of credit related to self-insured programs in the amount of $5.4 million.  These standby letters of credit allow the Company to self-insure a portion of its insurance exposure.

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

Seasonality

                Our temperature-controlled truckload operations are affected by seasonal changes. The growing seasons for fruits and vegetables in Florida, California and Texas typically create increased demand for trailers equipped to transport cargo requiring refrigeration. Our LTL operations are also impacted by the seasonality of certain commodities. LTL shipment volume during the winter months is normally lower than other months. Shipping volumes of LTL freight are usually highest from July through October.  LTL volumes also tend to increase in the weeks before holidays such as Easter, Halloween, Thanksgiving and Christmas when significant volumes of food and candy are transported.

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

Accounts Receivable.  We are dependent upon contracts with customers that generate a large portion of our revenue.  Accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectability of these receivables, we perform ongoing credit evaluations of our customers’ financial condition.  Through these evaluations, we may become aware of a situation in which a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  We perform ongoing reviews of the adequacy of our allowance for doubtful accounts.  Invoice balances after the due date are considered past due per our policy and are reviewed individually for collectability.  Initial payments by new customers are monitored for compliance with contractual terms.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential recovery is considered remote.

Revenue Recognition.  The Company recognizes revenue and the related direct costs on the date the freight is picked up from the shipper.  One of the preferable methods under US GAAP provides for the recognition of revenue and direct costs when the shipment is completed.  Changing to this method would not have a material impact on the quarterly financial results or operations of the Company.

Property and Equipment.  The transportation industry is capital intensive. Our net property and equipment was $75.6 million as of September 30, 2009 and $83.4 million as of December 31, 2008. Our depreciation expense was $13.3 million for 2009 and $14.2 million for 2008. Depreciation is computed based on the cost of the asset, reduced by its estimated residual value, using the straight-line method for financial reporting purposes.  Accelerated methods are used for income tax reporting purposes. Additions and improvements to property and equipment are capitalized at cost.  Maintenance and repair expenditures are charged to operations as incurred.  Gains and losses on disposals of revenue equipment are included in operations as they are a normal, recurring component of our operations.  We have minimal risk to the used equipment market as the majority of our tractors have a pre-arranged trade-in value at the end of 42 months, which is utilized as the residual value in computing depreciation expense.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Codification and the Hierarchy of Generally Accepted Accounting Principles.  Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (ASC 105), (formerly SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). This standard establishes only two levels of US GAAP, authoritative and nonauthoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental US GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative US GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to US GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing US GAAP, it did not have any impact on the Company’s condensed consolidated financial statements.

 Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks, primarily from fuel prices and interest rates. These risks have not materially changed between December 31, 2008 and September 30, 2009.

Commodity Price Risk

Our operations are heavily dependent upon fuel prices.  The price and availability can vary and are subject to political, economic and market factors that are beyond our control.  Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition; however, historically we’ve been able to recover the majority of diesel fuel price increases from customers in the form of fuel surcharges.  Fuel prices have fluctuated greatly in recent years. In some periods, our operating performance was adversely affected because we were not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharges. We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. We do not enter into derivative hedging arrangements that protect us against fuel price increases.  A 5% increase in the average fuel cost per gallon would result in annual increased fuel costs of approximately $4.0 million that we anticipate would be substantially offset by fuel surcharges.

Interest Rate Risk

Our market risk is also affected by changes in interest rates.  We have historically maintained a combination of fixed rate and variable rate obligations to manage our interest rate exposure.  Fixed rates are generally maintained within our lease obligations while variable rates are contained within our amended and restated credit agreement.

We are exposed to interest rate risk primarily from our amended and restated credit agreement.  Our credit agreement, as amended, provides for borrowings that bear interest based on a spread over the London Interbank Offered Rate (commonly referred to as “LIBOR”). At September 30, 2009 and December 31, 2008, there were no borrowings outstanding under our credit facility.

As of September 30, 2009, we held no market-risk-sensitive instruments for trading purposes.  For purposes other than trading, we held approximately 76,920 shares of our common stock at a value of $225,000 in a Rabbi Trust investment. Our consolidated financial statements include the assets and liabilities of the Rabbi Trust established to hold the investments of participants in our 401(k) Wrap Plan and for deferred compensation liabilities under our Executive Bonus and Phantom Stock Plan.  Such liabilities are adjusted from time to time to reflect changes in the market price of our common stock.  To the extent the trust assets are invested in our stock, our future compensation expense and income will be impacted by fluctuations in the market price of our stock.

Item 4.    Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II.  OTHER INFORMATION

 Item 1.    Legal Proceedings

We are involved in litigation incidental to our operations, primarily involving claims for personal injury, property damage, work-related injuries and cargo losses incurred in the ordinary and routine transportation of freight.

On January 8, 2008, a shareholders’ derivative action was filed in the District Court of Dallas County, 192nd District, entitled James L. and Eleanor A. Gayner, Individually and as Trustees of The James L. & Eleanor 81 UAD 02/04/1981 Trust, Derivatively On Behalf of Frozen Food Express Industries, Inc. v. Stoney M. Stubbs, Jr., et al.  This action alleged that certain of our current and former officers and directors breached their respective fiduciary duties in connection with our equipment lease arrangements with certain related-parties, which were terminated in September 2006.  The shareholders sought, on our behalf, an order that the lease arrangements were null and void from their origination, an unspecified amount of damages, the imposition of a constructive trust on any benefits received by the defendants as a result of their alleged wrongful conduct, and recovery of attorneys’ fees and costs.  A special litigation committee (“SLC”) consisting solely of independent directors was created to investigate the claims in the derivative action.   The derivative action was stayed while the SLC conducted an investigation.  The parties reached a tentative settlement of the disputed claims upon the conclusion of the SLC's investigation.  During 2008, the Company settled this lawsuit and derivative action without significant financial consideration, which was approved by the Court in April 2009.  Under the settlement, the Company agreed to make certain corporate governance changes beginning in early March 2009.  The Company has made the majority of these changes and anticipates completion by December 31, 2009.

 Item 1A.    Risk Factors

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, under the heading “Risk Factors” in Item 1A of that report.  We do not believe there have been any material changes in these risks during the nine months ended September 30, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On November 9, 2007, our Board of Directors renewed our authorization to purchase approximately 1.4 million shares of our common stock.  At September 30, 2009, there were a total of 937,100 remaining authorized shares that could be repurchased.  No shares were repurchased during the third quarter of 2009.  The authorization did not specify an expiration date.  Shares may be purchased from time to time on the open market or through private transactions at such times as management deems appropriate.  Purchases may be discontinued by our Board of Directors at any time.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

                None.

Item 5.    Other Information

On November 4, 2009, we entered into an amendment to the Credit Facility which reduced the amount of available credit under the facility and modified certain financial covenants.  For additional information, see "Part I. Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

10.1
Second Amended and Restated Credit Agreement, dated as of September 2, 2009, among FFE Transportation Services, Inc., a Delaware corporation, Frozen Food Express Industries, Inc., a Texas corporation, Conwell Corporation, a Delaware corporation, FX Holdings, Inc., a Delaware corporation, Lisa Motor Lines, Inc., a Delaware corporation, Compressors Plus, Inc., a Texas corporation, FFE Logistics, Inc., a Delaware corporation, Conwell LLC, a Delaware limited liability company, Comerica Bank, a Texas banking association, each other entity which may from time to time become party hereto as a lender hereunder or any successor or assignee thereof, and Comerica as Administrative Agent, Collateral Agent and Issuing Bank (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on September 8, 2009 and incorporated herein by reference).

10.2
First Amendment to the Second Amended and Restated Credit Agreement among Comerica Bank as administrative agent, collateral agent, issuing bank and bank and FFE Transportation Services, Inc. as borrower and certain of its affiliates as of September 2, 2009 (filed herewith).

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

FROZEN FOOD EXPRESS INDUSTRIES, INC.
(Registrant)

Dated: November 6, 2009	By	/s/ Stoney M. Stubbs, Jr.
Stoney M. Stubbs, Jr. Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Dated: November 6, 2009	By	/s/ Ronald J. Knutson
Ronald J. Knutson Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of Frozen Food Express Industries, Inc. (filed as Exhibit 3(i) to the Company’s Current Report on Form 8-K on May 29, 2007 and incorporated herein by reference).

3.2
Amended and Restated Bylaws of Frozen Food Express Industries, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 3, 2009 and incorporated herein by reference).

10.1
Second Amended and Restated Credit Agreement, dated as of September 2, 2009, among FFE Transportation Services, Inc., a Delaware corporation, Frozen Food Express Industries, Inc., a Texas corporation, Conwell Corporation, a Delaware corporation, FX Holdings, Inc., a Delaware corporation, Lisa Motor Lines, Inc., a Delaware corporation, Compressors Plus, Inc., a Texas corporation, FFE Logistics, Inc., a Delaware corporation, Conwell LLC, a Delaware limited liability company, Comerica Bank, a Texas banking association, each other entity which may from time to time become party hereto as a lender hereunder or any successor or assignee thereof, and Comerica as Administrative Agent, Collateral Agent and Issuing Bank (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on September 8, 2009 and incorporated herein by reference).

10.2
First Amendment to the Second Amended and Restated Credit Agreement among Comerica Bank as administrative agent for collateral agent, issuing bank and bank and FFE Transportation Services, Inc. as borrower and certain of its affiliates as of September 2, 2009 (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).