Form 10-K
period 2009-12-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2010-02-26
CIK 39273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [   ] Accelerated filer [  ] Non-accelerated filer [X]   Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of 15,513,251 shares of the registrant’s $1.50 par value common stock held by non-affiliates as of June 30, 2009 was approximately $49,332,000 (based upon $3.18 per share).

As of February 24, 2010, the number of outstanding shares of the registrant’s common stock was 17,176,349.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 2009 and Proxy Statement for use in connection with its Annual Meeting of Stockholders to be held on May 19, 2010, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2009, are incorporated by reference in Part III (Items 10, 11, 12, 13 and 14).

  i

  ii

FORWARD-LOOKING STATEMENTS

                This Annual Report on Form 10-K contains information and forward-looking statements that are based on management's current beliefs and expectations and assumptions we made based upon information currently available.  Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Any statements not of historical fact may be considered forward-looking statements.  Forward-looking statements include statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources and may be identified by words such as “will”, “could”, “should”, “believe”, “expect”, “intend”, “plan”, “schedule”, “estimate”, “project” or other variations of these or similar words, identify such statements. These statements are based on our current expectations and are subject to uncertainty and change.

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

PART I

ITEM 1.   Business

OVERVIEW

Frozen Food Express Industries, Inc. is one of the leading providers of temperature-controlled truckload and less-than-truckload services in the United States with operations in the transport of temperature-controlled products and perishable goods including food, health care and confectionary products.  Transportation services are offered in over-the-road and intermodal modes for temperature-controlled truckload and less-than-truckload, as well as dry truckload.  We also provide brokerage, or logistics services, including ocean, air, and both domestic and international expedited services, as well as dedicated fleets to our customers.

We were incorporated in Texas in 1969, as successor to a company formed in 1946. Our principal office is located at 1145 Empire Central Place, Dallas, Texas 75247-4305.  Our telephone number is (214) 630-8090 and our website is www.ffeinc.com.

Our growth strategy is to expand our business internally by offering shippers a high level of service with flexible shipping capacity.  We market our temperature-controlled truckload services primarily to large shippers that require consistent freight capacity within our preferred lanes, desire the high service level we provide and understand the pricing necessary to support these service levels.  We market our temperature-controlled less-than-truckload services to shippers who need the flexibility to ship varying quantities based upon scheduled departure and delivery times.  Our fleet of company and independent contractor tractors allows us to offer a high quality of service and on-time performance within tight time windows at stringent temperature standards.

Our services are further described below:

•
TRUCKLOAD (“TL”) LINEHAUL SERVICE: This service provides for the shipment of a load, typically weighing between 20,000 and 40,000 pounds and usually from a single shipper, which fills the trailer. Normally, a truckload shipment has a single destination, although we are also able to provide multiple stop deliveries. We are one of the largest temperature-controlled truckload carriers in the United States.

•
DEDICATED FLEETS: This service provides trucks and drivers to handle certain of our customers’ transportation needs, including guaranteed year-round capacity without the capital investment, insurance risks and equipment utilization issues of private fleets. Providing this service allows our customers to eliminate all or a portion of their internal dedicated fleet to lower their customers’ transportation costs and improve the quality of service.

•
LESS-THAN-TRUCKLOAD ("LTL") LINEHAUL SERVICE: This service provides for the shipment of a load, typically consisting of up to 30 shipments, which may weigh as little as 50 pounds or as much as 20,000 pounds, from multiple shippers destined to multiple locations. Our temperature-controlled LTL operation is the largest in the United States and the only one offering regularly scheduled nationwide service. In providing temperature-controlled LTL service, multi-compartment trailers enable us to haul products requiring various levels of temperatures in a single load.

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

•
EQUIPMENT RENTAL: Revenue from equipment rental includes amounts we charge to independent contractors for the use of trucks we own and lease to them.  We also lease refrigerated trailers for the storage and transportation of perishable items as needed by our customers.

The following table summarizes and compares the components of our revenue for each of the years in the five-year period ended December 31, 2009:

	(in thousands)
Revenue from:	2009	2008	2007	2006	2005
Truckload linehaul services	$187,234	$214,348	$212,416	$237,464	$263,218
Dedicated fleets	19,707	24,609	17,861	21,121	31,493
Less-than-truckload linehaul services	109,054	124,091	127,438	129,764	131,151
Fuel surcharges	44,876	109,144	73,391	75,084	63,520
Brokerage	7,266	13,142	15,586	12,506	15,607
Equipment rental	4,914	5,202	5,522	7,782	9,028
Total revenue	$373,051	$490,536	$452,214	$483,721	$514,017

Additional information regarding our business is presented in the Notes to Consolidated Financial Statements included in Item 8 and in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report on Form 10-K.

Temperature-controlled transportation: The products we haul include meat, ice, poultry, seafood, processed foods, candy and other confectionaries, dairy products, pharmaceuticals, medical supplies, fresh and frozen fruits and vegetables, cosmetics, film and Christmas trees. In the temperature-controlled market, it may be necessary to keep freight frozen, as with ice; to keep freight cool, as with candy; or to keep freight from freezing. The common and contract hauling of temperature-sensitive cargo is highly fragmented and comprised primarily of carriers generating less than $70 million in annual revenue.  In addition, many major food companies, food distribution firms and grocery chain companies transport a portion of their freight with their own fleets.

Non-temperature-controlled transportation: Our non-temperature-controlled (“dry”) trucking services accounted for approximately 24.6% of our truckload linehaul revenue in 2009.  The Company serves the dry truckload market throughout the United States, Mexico and Canada.

Intermodal transportation:  In providing our truckload linehaul service, we often engage railroads to transport shipments between major cities. In such an arrangement, loaded trailers are transported to a rail facility and placed on flat rail cars for transport to their destination. Upon arrival, we pick up the trailer and deliver the freight to the consignee. Intermodal service is a cost effective way of providing service in major truckload markets that do not have restrictive service requirements that would limit the ability to rely on Intermodal rail service.

MARKETING AND OPERATIONS

Our temperature-controlled and non-temperature-controlled trucking operations serve nearly 4,600 customers in the United States, Mexico and Canada.  Revenue from international activities was less than 2% of total revenue during each of the past five years.

Our latest fiscal year was an extremely challenging year for us, as well as the industry in general.  Due to the global economic downturn, fewer goods were shipped, capacity increased and many shippers were able to negotiate rate discounts.   Our traditional approach to business is as an integrated effort of marketing and operations.  Our marketing efforts are heavily focused on communicating our high service standards as opposed to competing on price with the low cost service providers.  We target large shippers of temperature sensitive products for our truckload services, as well as smaller shippers of temperature sensitive products for our LTL services.  Additionally, we service and market directly to shippers for non-temperature-controlled product.  With the increased capacity in the marketplace, our customers were price focused.  The large truckload shippers had ample capacity to draw from, and the small LTL shippers utilized options that were not previously available, such as truckload carriers willing to make multiple stops to emulate LTL service.  Also, the dry trucking market had downward pricing pressures due to the over-capacity.

Excluding fuel surcharges, temperature-controlled shipments account for about 84% of our total revenue.  Our customers are involved in a variety of products including food products, pharmaceuticals, medical supplies and household goods. Our customer base is diverse in that our top 5, 10 and 20 largest customers accounted for 23%, 33% and 43%, respectively, of our revenue during 2009. None of our markets are dominated by any single competitor nor did any customer account for more than 10% of total revenue during any of the past five years.  We compete with several hundred other trucking companies. The principal methods of competition are price, quality of service and availability of equipment needed to satisfy customer needs.

Our marketing efforts are conducted by a staff of dedicated sales, customer service and support personnel under the supervision of our senior management team.  Marketing personnel travel within assigned regions to solicit new customers and maintain contact with existing customers.  We have a national sales force team of individuals that focus primarily on large truckload temperature-controlled shippers.  Additionally, we market and sell our brokerage services from our corporate sales and service office in Dallas, Texas.   Our brokerage and logistics services include temperature-controlled, dry van and other specialized needs of our customers not typically offered by other carriers, including ocean, air, and expedited domestic and international services.

Our operations personnel strive to improve our asset utilization by seeking freight that allows for efficient and timely use of assets, minimizes empty miles, carries a value added rate structure and allows our drivers to remain within our preferred network of lanes.  Once we have established a relationship with a customer, customer service managers work closely with our fleet managers to match the customer’s needs with our capacity.  Load planners or dispatchers utilize various optimization solutions to assign loads in ways that meet our customers’ needs and provide the most efficient use of our assets.  We attempt to route most of our trucks over preferred lanes, which we believe assists us in meeting our customer’s needs, balancing traffic, reducing empty miles and improving the reliability of our delivery schedules.  Within our LTL services, we provide for regularly scheduled pick-up and delivery times so our customers can depend upon a pre-existing schedule.

DRIVERS AND OTHER PERSONNEL

We select drivers using specific guidelines for safety records, driving experience and personal evaluations.  We believe that maintaining a safe and professional driver group is essential to providing excellent customer service, safer roads for others and achieving profitability.  We maintain stringent screening, training and testing procedures for our drivers to reduce the risk for accidents and thereby controlling our insurance and claims cost.  We train our drivers at our service centers in all phases of our policies and operations including safety techniques, fuel-efficient operation of the equipment, and customer service.  We also offer computer and audio based training through our website.  All drivers must also pass United States Department of Transportation (“DOT”) required tests prior to commencing employment.

The economic conditions of 2009 impacted the driver pool as drivers, just as the rest of the population, were seeking work.  This increased the available driver pool to choose from and reduced driver turnover usually created from the quality of life conditions, such as time away from family.  However, it hurt the independent contractor population as low yields and decreased freight volumes made it difficult for the independent contractors to achieve the revenue needed to maintain profitability.  Whenever the economy finally strengthens, we expect the driver pool will decline, as it has in the past, and available freight capacity will shrink accordingly.

At December 31, 2009 we had 1,505 company drivers and 389 independent contractors.  Our turnover for company drivers was approximately 75%.  We find that if we can retain a driver beyond the first 12 months, we have a much better opportunity to retain them for a longer period of time.  We pay our company drivers on a fixed rate per mile basis and the independent contractors either a percentage of the earned revenue or on a per mile basis.

We actively seek to expand our fleet with equipment provided by independent contractors.  These independent contractors provide tractors to pull our loaded trailers.  We generally utilize the independent contractors based upon our existing capacity and the needs of our customers as those needs increase or decrease.  At the end of 2009, we had 192 independent contractors providing truckload services and 197 providing LTL services.  Each independent contractor pays for their driver wages, fuel, equipment related expenses and other transportation costs.  We bill the customer and pay the independent contractor upon proof of delivery to the destination.  The Company assumes the credit risk with the customer and provides all customer support.

           At December 31, 2009, we had 2,187 employees.  This consists of 1,505 drivers, 462 field and operations personnel and 220 sales, general and administrative employees.  This compares to December 31, 2008, when we had 1,732 drivers, 592 field and operations personnel and 263 sales and general and administrative employees.  None of our employees are represented by a collective bargaining unit and we consider relations with our employees to be good.  Regrettably, we, like many other freight companies, had to decrease personnel in 2009, as well as reduce pay and benefits as a result of the tough economic conditions.  It is not expected that the economy will revive enough in 2010 to reverse this trend.

FUEL

We are dependent on diesel fuel for our transportation services, and we and our customers are impacted by the volatility of fuel prices.  The price and availability of diesel fuel can vary significantly and are subject to political, economic and market factors that are beyond our control.  While we do not hedge our exposure to volatile energy prices, we attempt to minimize our exposure by buying in bulk in Dallas and at various facilities throughout the country.  In addition, we negotiate nationwide volume purchasing arrangements for our drivers in transit.  During 2009, approximately 89% of our fuel purchases were made within this national network.

We further manage the price volatility through fuel surcharge programs with our customers. Fuel surcharge programs are intended to offset the increased fuel expenses we incur when prices escalate.  However, as the Company adjusts fuel surcharge factors on a weekly basis, it may not fully recover price increases in the preceding week.  We have historically been able to pass through most long-term increases in fuel in the form of surcharges to our customers.  As opposed to 2008, fuel prices were more stable; thus reducing the impact of fuel surcharges on our customers.  Nevertheless, in the current economy, shippers continued to be resistant to fuel surcharge programs.

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

INSURANCE AND CLAIMS

We self-insure for a portion of our claims exposure resulting from workers’ compensation, auto liability, general liability, cargo and property damage claims and employees’ health insurance.  We are also responsible for our proportionate share of the legal expenses related to such claims.  We reserve currently for anticipated losses and related expenses and periodically evaluate and adjust our insurance and claims reserves to reflect our experience.  We are responsible for the first $4.0 million on each auto and general liability claim and $300,000 for employees’ health claims.  We are also responsible for the first $1.0 million for workers’ compensation claims generated outside of Texas and for $500,000 on work injury claims filed in Texas.  We carry excess insurance for which we are responsible for 25% of the losses between $4.0 million and $10.0 million per occurrence.  We are fully insured for liability exposures between $10.0 million and $50.0 million.  We are fully insured between our retention of $500,000 and $1.0 million for Texas work injury claims and between our retention of $1.0 million and state statutory limits for workers’ compensation claims outside of Texas.  We have a $300,000 stop-loss retention on employee health claims.  As of February 26, 2010 we have $3.2 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities.

Insurance rates have proven to be influenced by events outside of our Company’s control. As a result, our insurance and claims expense could increase, or we could raise our self-insured retention when our policies are renewed in mid- 2010.  We believe our risk management program is founded on the continual enhancement of safety in our operations.  Our safety department conducts programs that include driver education and over-the-road observation and requires that drivers meet or exceed specific safety guidelines, driving experience, drug testing and physical examinations.  Up to this point, we have not found the current economic climate to negatively impact our insurance programs as they relate to premiums.  However, we have found that some of our insurance providers have looked for additional opportunities to increase their revenues, which have created additional insurance expense.

                Our insurance and claims accruals represent our estimate of ultimate claims outcomes and are established based on the information available at the time of an incident.  As additional information regarding the incident becomes available, any necessary adjustments are made to previously recorded amounts, including any expenses related to the incident.  We use recommendations from an independent actuary to assist in developing reserve amounts.

  INFORMATION TECHNOLOGY

                The demanding shipping requirements of today’s world creates a need for continued investment in information technology to maintain a successful temperature-controlled trucking operation.  In 2009, we handled approximately 154,000 truckload and 247,000 LTL shipments.  These shipments must be tracked for quality and service reasons.  Our technology continues to advance and is providing improved tracking systems, driver communication and routing systems and driver safety systems.  Additionally, federal regulations continue to create demand for new systems such as automated driver log systems.

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

•	Fuel-routing software that optimizes the fuel stops for each trip to take advantage of volume discounts available in our national fuel network;

•	Electronic data interchange and internet communication with various customers concerning freight tendering, invoices, shipment status and other information;

•	Costing software that allows us to develop the appropriate pricing to our customers and to determine the profitability of specific moves; and

•	Trailer tracking devices utilizing global positioning system technology, which provides product traceability.

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

                As of December 31, 2009, we operated a fleet of 1,943 tractors, including 1,554 company-owned tractors and 389 tractors supplied by independent contractors.  The average age of our tractors was approximately 2.3 years.  We typically replace our tractors within 42 months after purchase.  As of December 31, 2009, we maintained 3,786 trailers.  Our general policy is to retire our refrigerated and dry trailers after seven and ten years of service, respectively.  Occasionally, we retain older equipment for use in local delivery operations.  The following represents a breakdown of the age of our tractors and trailers at the end of 2009 and 2008:

	Age in Years
Tractors	Less than 1		1 through 3		More than 3		Total
	2009	2008	2009	2008	2009	2008	2009	2008
Company-owned and leased	334	402	743	800	477	427	1,554	1,629
Owner-operator provided	84	101	171	170	134	129	389	400
	418	503	914	970	611	556	1,943	2,029

	Age in Years
Trailers	Less than 1		1 through 5		More than 5		Total
	2009	2008	2009	2008	2009	2008	2009	2008
Company-owned and leased	99	539	2,211	2,138	1,476	1,502	3,786	4,179
Owner-operator provided	-	-	-	-	-	3	-	3
	99	539	2,211	2,138	1,476	1,505	3,786	4,182

Approximately three-fourths of our trailers are insulated and equipped with refrigeration units capable of providing the temperature control necessary to properly maintain perishable freight. Trailers that are used primarily in LTL operations are equipped with movable partitions permitting the transportation of goods requiring different temperatures. We also operate a fleet of non-refrigerated trailers in our non-temperature-controlled truckload operation. Company-operated trailers are primarily 102 inches wide. Truckload trailers used in dry freight and temperature-controlled linehaul operations are primarily 53 feet long.

                Since approximately 2004, the federal government, through the Environmental Protection Agency (the “EPA”), has mandated the phase in of truck engines that reduce particulate matter count, nitrous oxides and sulfur emissions. This new technology serves to reduce emissions from diesel engines but generally also reduces miles per gallon and increases the new cost of the engines, as well as maintenance cost.   We have been in full compliance of these programs due to our vehicle replacement programs that replace tractors at a rate that maintains proper ratios as required by the EPA.  While the EPA-compliant engines are more costly to purchase and maintain, we are committed to the EPA’s SmartWay Transport Partner Program (“SmartWay”) to minimize the negative environmental impacts of diesel-powered equipment.  Based on input from the manufacturers, the cost of tractors purchased or leased in 2009 increased approximately $4 million as a result of the additional EPA requirements.

INTERNATIONAL OPERATIONS

Service to and from Canada is provided using tractors from our fleets. We partner with Mexico-based trucking companies to facilitate freight moving both ways across the southern United States border. Freight moving from Mexico is hauled in our trailers to the border by the Mexico-based carrier, where the trailers are exchanged. Southbound shipments work much the same way. This arrangement has been in place for more than ten years, and we do not expect to change our manner of dealing with freight to or from Mexico.  Changes in United States, Canadian, or Mexican government regulations could cause us to change our operations, including border management, taxation, or various transportation and safety practices.  Approximately 2% of our consolidated linehaul revenue during 2009 involved international shipments, all of which was billed and collected in United States currency.

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

We believe we are well equipped to minimize the economic impact of the current HOS rules on our business.  In many cases, we have negotiated time delay charges with our customers.  Additionally, we work directly with our customers in an effort to manage our drivers’ non-driving activities such as loading, unloading or waiting and we continue to actively communicate with our customers regarding these matters.  We also are able to assess detention and other charges to offset losses in productivity resulting from the current HOS regulations.

                We have experienced higher prices for new tractors over the past few years, partially as a result of government regulations applicable to newly manufactured tractors and diesel engines. The entire linehaul sleeper fleet has either the 2004-EGR (“Exhaust-Gas Recirculation”) or the 2007-EGR EPA-mandated engines.  Further restrictions for clean air compliance will be mandated by the EPA for all engines manufactured after January 1, 2010.  While the 2010 engines will further increase the costs of our equipment, we plan to continue with our normal equipment replacement cycles.  We will not be receiving tractors with 2010 engines until 2011 and based on our recent replacement history for tractors, this will add approximately $1.2 million the costs of our replacement tractors in 2011.

In 2010, the state of California will enforce stricter carbon emission standards for refrigeration units on temperature controlled trailers.  Currently, approximately 90% of our trailers are C.A.R.B. (“California Air Research Board”) compliant and all of our trailers located in California are C.A.R.B. compliant.  We will begin to replace the non-compliant trailers late in 2010 or during our 2011 replacement cycle.  We do not anticipate a significant increase in cost for these trailers.

ENVIRONMENTAL

We are also subject to various environmental laws and regulations by various state regulatory agencies with respect to certain aspects of our operations including the operations of fuel storage tanks, air emissions from our trucks and engine idling.  We have been committed to environmental quality for many years and joined SmartWay at its inception in 2004.  SmartWay is an innovative collaboration between the EPA and the freight sector designed to improve energy efficiency, reduce greenhouse gas and air pollutant emissions, and improve energy security.  Currently every FFE truck is an EPA 2004 Engine or newer.  Constant upgrades are made to replace with environmentally friendly models that have fuel efficient tires, aerodynamic styling and skirts.  We use environmentally friendly refrigerants in our refrigeration units and every truck in our fleet is ULSD (“Ultra Low Sulfur Diesel”).  Furthermore, we have reduced our fleet trucks to sixty-two miles per hour to achieve greater fuel efficiency.  We utilize a fuel optimizer program to reduce miles and maintain idle management devices on our trucks.  We are also diligent in our recycling programs for used oil and other hazardous material by-products.

SEASONALITY

                Our temperature-controlled truckload operations are affected by seasonal changes. The growing seasons for fruits and vegetables in Florida, California and Texas typically create increased demand for trailers equipped to transport cargo requiring refrigeration. Our LTL operations are also impacted by the seasonality of certain commodities. LTL shipment volume during the winter months is normally lower than other months. Shipping volumes of LTL freight are usually highest during July through October.  LTL volumes also tend to increase in the weeks before holidays such as Halloween, Thanksgiving, Christmas, Valentine’s Day and Easter when significant volumes of food and candy are transported.

EFFECT OF CLIMATE CHANGES

Considering 84% of our revenue is from temperature controlled transport of goods, the climate could affect our customers’ service needs and our service product.  As the climate becomes warmer, more refrigerated capacity would be needed.  In a cold, harsh winter, we could be required to heat more products and handle freight that would not normally need a temperature controlled environment.  The effect of the temperature and harsh weather could be felt in other areas of the operation, including:

•	higher fuel use caused by increased idling, alternate (longer) routing, temperature stress and strain on engines and increased traffic congestion, and
•	continued changes and increased cost of engines as referenced in the sections entitled “Revenue Equipment”, “Regulation” and “Environmental” above.

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

                We have adopted a Code of Business Conduct and Ethics for our Board of Directors, our Chief Executive Officer, principal financial and accounting officer and other persons responsible for financial management and our employees generally. We also have charters for the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee of our Board of Directors. Copies of the foregoing documents may be obtained on our web site, and such information is available in print to any shareholder who requests it.  Such requests should be made to the Vice President and Interim Chief Financial Officer at 1145 Empire Central Place, Dallas, Texas 75247-4305.

SEC FILINGS

                The annual, quarterly, special and other reports we file with and furnish to the SEC are available at the SEC's Public Reference Room, located at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1-800-732-0330. The SEC also maintains a web site at www.sec.gov . The SEC site also contains information we file with and furnish to the agency.

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

Our business is subject to general economic factors and business risks that are largely out of our control, any of which could have a material adverse effect on our operating results.   Our business is subject to general economic factors and business factors that may have a material adverse effect on our results of operations, many of which are beyond our control.  These factors include excess capacity in the trucking and temperature-controlled industry, strikes, or other work stoppages, significant increases in interest rates, fuel costs, taxes and license and registration fees.  Recessionary economic cycles, changes in customers' business activities and excess tractor or trailer capacity in comparison with shipping demands could materially impact our operations.  Economic conditions that decrease shipping demand, as we experienced in 2008 and 2009, or an increase in the supply of tractors and trailers generally available in the transportation sector of the economy can exert downward pressure on our pricing programs and equipment utilization, thereby decreasing asset profitability. Economic conditions also may adversely impact our customers and their ability to pay for our services.

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

We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a material adverse effect on our business.   A significant portion of our revenue is generated from our major customers.  For 2009, our top 20 customers accounted for approximately 43% of our revenue; our top ten customers accounted for 33% of our revenue; and our top five customers accounted for approximately 23% of our revenue.  Generally, we enter into one year agreements with our major customers, which generally do not contain minimum shipment volumes with us.  We cannot ensure that, upon expiration of existing contracts, these customers will continue to utilize our services at the current levels.  Many of our customers periodically solicit bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in a loss of business to one of our competitors.  Some of our customers also operate their own private fleets and the expansion of those fleets may result in lowering the demand for our services with such customers.

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

Seasonality and the impact of weather can affect our profitability. Our tractor productivity generally decreases during the winter season because inclement weather impedes operations and some shippers reduce their shipments. At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and harsh weather creating higher accident frequency, increased claims and more equipment repairs. We can also suffer short-term impacts from weather-related events such as hurricanes, blizzards, ice-storms and floods, which may increase in severity or frequency due to the physical effects of climate change, that could harm our results or make our results more volatile.

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

We operate in a highly regulated industry, and increased costs of compliance with, or liability for violation of, existing or future regulations could have a material adverse effect on our business.  The DOT and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety and insurance requirements. Our company drivers and independent contractors also must comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours-of-service.  We also may become subject to new or more restrictive regulations relating to fuel emissions, drivers’ hours-of-service, ergonomics, or other matters affecting safety or operating methods. Other agencies, such as the EPA and the Department of Homeland Security, also regulate our equipment, operations, and drivers.  Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs.

Our operations are subject to various environmental laws and regulations, the violation of which could result in substantial fines or penalties.  We are subject to various environmental laws and regulations dealing with the handling of hazardous materials, fuel storage tanks, air emissions from our vehicles and facilities, engine idling, and discharge and retention of storm water. We operate in industrial areas, where truck terminals and other industrial activities are located and where groundwater or other forms of environmental contamination have occurred. Our operations involve the risks of fuel spillage or seepage, environmental damage, and hazardous waste disposal, among others. Although we have instituted programs to monitor and control environmental risks and promote compliance with applicable environmental laws and regulations, if we are involved in a spill or other accident involving hazardous substances or if we are found to be in violation of applicable laws or regulations, we could be subject to liabilities, including substantial fines or penalties or civil and criminal liability, any of which could have a material adverse effect on our business and operating results.

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

Our operations could be adversely affected by a work stoppage at locations of our customers. Although none of our employees are covered by a collective bargaining agreement, a strike or other work stoppage at a customer location could negatively affect our revenue and earnings and could cause us to incur unexpected costs to redeploy or deactivate assets and personnel.

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

Changes in market demand may have an unfavorable impact on our operating efficiency.  We provide transportation services to a number of customers that ship a variety of products including but not limited to food, health care, and confectionary products.  Should the demand for our customers’ products decline, our revenues could be negatively impacted.  Should those conditions arise, there is no assurance that we will be able to adjust our operating costs sufficiently to offset the decline in revenue.

We are subject to potential litigation and claims.  We are exposed to litigation involving personal injury, property damage, work-related injuries, cargo losses, Equal Employment Opportunity Commission (EEOC), unemployment claims and general liability during the normal course of operating our business, any of which could adversely affect our results depending on the severity and resolution of the aforementioned exposures.

The negative economic impact on our customers’ businesses may adversely affect our credit risk.  Certain customers may not be able to meet their financial obligations due to deterioration of their own financial condition, credit ratings or bankruptcy.  While we do record an allowance for doubtful accounts, a considerable amount of judgment is required in assessing the realization of these receivables which could adversely affect our cash collections and operating results.

We are dependent on our customers’ product safety and quality control procedures to ensure product integrity.  As most shipments tendered to us are packaged in such a way to prevent inspection and testing, we are dependent upon our customers’ quality control to ensure our other customers’ products are not subject to chemicals, bacteria, or other harmful agents that could contaminate their product.  Such contamination could result in loss of business, consumer confidence in our Company, and possibly cause public health concerns resulting in fines, costly litigation, or loss of operating authority.

ITEM 1B.   Unresolved Staff Comments

None

ITEM 2.   Properties

At December 31, 2009, we maintained service center or office facilities of 10,000 square feet or more in or near the cities listed below.  We also occupy a number of smaller rented recruiting and sales offices around the country.  Remaining lease terms range from one month to approximately fourteen years. We expect our present facilities are sufficient to support our operations.

The following table sets forth certain information regarding our properties at December 31, 2009:

	Approximate Square Footage	Approximate Acreage	Owned or Leased	Lease Expiration Date
Dallas, TX
Maintenance, service center and freight handling	100,000	80	Owned	NA
Corporate office	34,000	2	Owned	NA
Burlington, NJ	84,000	10	Leased	May 2024
Ft. Worth, TX	34,000	7	Owned	NA
Chicago, IL	37,000	5	Owned	NA
Lakeland, FL	26,000	15	Owned	NA
Newark, NJ	17,000	5	Owned	NA
Atlanta, GA	50,000	13	Owned	NA
Los Angeles, CA	40,000	6	Leased	October 2011
Salt Lake City, UT	12,500	*	Leased	November 2011
Miami, FL	17,500	*	Leased	November 2010
Memphis, TN	11,000	*	Leased	May 2010
Stockton, CA	11,000	*	Leased	January 2015

*Facilities are part of an industrial park in which we share acreage with other tenants.

In 2007, we were advised that our facility near Newark, NJ was identified for imminent domain proceedings due to its proximity to a residential area.  We identified an 84,000 square foot replacement property in Burlington, New Jersey and signed a 15 year lease.  We renovated and moved in to this facility in June 2009.

We have a leased facility near Los Angeles, CA, and the city has informed the property owner and us that it plans to construct a maintenance facility on the property.  We anticipate relocating in Los Angeles in early 2011.

During the fall of 2009, we made the decision to open a facility in Stockton, CA, to enhance our service on the west coast.  We signed a lease which expires in January 2015.

ITEM 3.   Legal Proceedings

We are involved in litigation incidental to our operations, primarily involving claims for personal injury, property damage, work-related injuries and cargo losses incurred in the ordinary and routine transportation of freight.

On January 8, 2008, a shareholders’ derivative action was filed in the District Court of Dallas County, 192nd District, entitled James L. and Eleanor A. Gayner, Individually and as Trustees of The James L. & Eleanor 81 UAD 02/04/1981 Trust, Derivatively On Behalf of Frozen Food Express Industries, Inc. v. Stoney M. Stubbs, Jr., et al.  This action alleged that certain of our current and former officers and directors breached their respective fiduciary duties in connection with our equipment lease arrangements with certain related-parties, which were terminated in September 2006.  The shareholders sought, on our behalf, an order that the lease arrangements were null and void from their origination, an unspecified amount of damages, the imposition of a constructive trust on any benefits received by the defendants as a result of their alleged wrongful conduct, and recovery of attorneys’ fees and costs.  A special litigation committee (“SLC”) consisting solely of independent directors was created to investigate the claims in the derivative action.   The derivative action was stayed while the SLC conducted an investigation.  The parties reached a final settlement, approved by the court April 7, 2009, without significant financial impact.   Under the proposed settlement, the Company made certain corporate governance changes beginning in early March 2009, all of which have been fully implemented and are ongoing.

ITEM 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of the year ended December 31, 2009.

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

	Price Range
Year Ended December 31, 2009	High	Low
Fourth Quarter	$3.71	$2.71
Third Quarter	4.10	2.93
Second Quarter	4.73	2.51
First Quarter	5.81	2.56

Year Ended December 31, 2008
Fourth Quarter	$6.91	$4.01
Third Quarter	7.68	4.98
Second Quarter	8.24	5.94
First Quarter	8.39	5.10

On February 24, 2010, we had approximately 2,550 beneficial shareholders of our common stock.

During the first quarter of 2009, we paid a cash dividend of $0.03 per share.  Due to the continued decline of the economic environment in 2009, management and the Board of Directors determined it imprudent to continue the payment of dividends until such time that the economy has improved and the Company has reflected this in improved results.

 Repurchase of Equity Securities

In November 2007, our Board of Directors renewed our authorization to purchase up to 1,357,900 shares of our common stock.  The authorization does not specify an expiration date. Shares may be purchased from time to time on the open market or through private transactions at such times as management deems appropriate. Purchases may be increased, decreased or discontinued by our Board of Directors at any time.  In the 4th Quarter of 2009, 1,100 shares were repurchased.  At December 31, 2009, there were a total of 936,000 remaining authorized shares that could be repurchased.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
October 1, 2009 to December 31, 2009	1,100	3.45	-	936,000

Comparative Stock Performance

                 The graph below compares the cumulative total stockholder return on our common stock with the NASDAQ Transportation Index and the S&P 500 Index for the last five years.  The graph assumes $100 is invested in our common stock, the NASDAQ Transportation Index and the S&P 500 Index on December 31, 2004, with reinvestment of dividends.  The comparisons in the graph are based on historical data and are not intended to predict future performance of our stock.  The information in the graph shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Frozen Food Express Industries, Inc., The S&P 500 Index
And The NASDAQ Transportation Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
12/04
12/05
12/06
12/07
12/08
12/09
Frozen Food Express Industries, Inc.
S&P 500
NASDAQ Transportation

*$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

ITEM 6.   Selected Financial Data

                The following unaudited data for each of the years in the five-year period ended December 31, 2009 should be read in conjunction with our Consolidated Financial Statements and Notes thereto included under Item 8 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7.

	(dollars in thousands, except per share data)
Summary of Operations	2009	2008	2007	2006	2005
Statement of Operations Data
Revenue	$373,051	$490,536	$452,214	$483,721	$514,017
Net income (loss)	$(16,415)	$605	$(7,670)	$11,226	$20,437
Operating expenses	$397,964	$488,482	$462,743	$472,162	$484,352
Operating ratio (a)	106.7%	99.6%	102.3%	97.6%	94.2%

Balance Sheet Data
Total assets	$145,800	$162,186	$173,669	$191,762	$200,955
Long-term debt	$-	$-	$-	$4,900	$-
Shareholders' equity	$89,735	$106,451	$107,259	$122,531	$119,130

Per Share Data
Net income (loss) per common share, diluted	$(0.96)	$0.04	$(0.45)	$0.61	$1.09
Book value per share (b)	$5.22	$6.32	$6.41	$6.99	$6.64
Cash dividends per share	$0.03	$0.12	$0.12	$0.03	$-
Weighted average diluted shares	17,080	16,997	17,187	18,517	18,739

Revenue From
Truckload linehaul services	$187,234	$214,348	$212,416	$237,464	$263,218
Dedicated fleets	19,707	24,609	17,861	21,121	31,493
Less-than-truckload linehaul services	109,054	124,091	127,438	129,764	131,151
Fuel surcharges	44,876	109,144	73,391	75,084	63,520
Brokerage	7,266	13,142	15,586	12,506	15,607
Equipment rental	4,914	5,202	5,522	7,782	9,028
Total revenue	$373,051	$490,536	$452,214	$483,721	$514,017

Computational Notes:
(a)	Operating expenses divided by total revenue.
(b)	Shareholders’ equity divided by the number of total shares issued less the number of treasury shares (excluding treasury shares held in the Rabbi Trust), all as of year-end.

 ITEM 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

                The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our consolidated financial statements and the related notes appearing elsewhere in this report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those under the heading “Risk Factors” beginning on page eight.  We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

OVERVIEW

The trucking business is highly competitive and the economic recession of 2008 and 2009 has heightened the competition in the industry.  After several years of tight capacity prior to 2007, 2008 and 2009 brought about an over-capacity not seen in decades.  This has made a dramatic negative impact on pricing and asset utilization which are the profit drivers of our industry.  The over-capacity in the industry was so prevalent, the industry did not have the driver shortage issues of past years.  Because of the financial difficulties in the industry, the availability of independent owner operators was negatively impacted.

During 2008, the most recent year for which data is available, there were several thousand companies operating in all sectors of the trucking business in the United States. Among those, the top five companies offering primarily temperature-controlled services collectively generated 2008 revenue of $3.1 billion. The next 10 such companies collectively generated revenues of $2.4 billion. In 2008, we ranked fifth in terms of revenue generated among all temperature-controlled motor carriers.

                Trucking companies of our size face significant challenges to be successful. Costs for labor, maintenance, fuel and insurance typically increase every year. Fuel prices can increase or decrease quite rapidly. Due to the high level of competitiveness, it is often difficult to pass these rising costs on to our customers.  During 2009, many small trucking firms, independents, and some large firms were only able to survive due to the hesitancy of financial institutions and other lenders to exercise defaults on the loans.  In the fourth quarter of 2009 and the beginning of 2010, more trucking companies have begun to fail from the weight of the economy, which is starting to show stabilization of truck rates, but this is slow in coming and is not definite.

There are several companies that provide national temperature-controlled truckload services. We know of no other company operating a nationwide, LTL, temperature-controlled network. Other such LTL providers tend to operate on a regional or lane specific basis.  The vast majority of trucking companies that are nationwide in scope offer only truckload service with no temperature control. Therefore, the markets served by dry carriers tend to be very price-competitive and generally lack the level of seasonality present in our temperature-controlled operations. Because consumer demand for products requiring temperature control is often less sensitive to economic cycles, linehaul revenue from our temperature-controlled business tends to be less volatile during such cycles. In 2009, the drop in consumer spending was so dramatic that smaller temperature need-shippers either reduced their shipping needs or went out of business, reducing need for capacity.  Larger shippers were often able to divert normal LTL shipments to traditional truckload carriers that were willing to take LTL freight to cover fuel costs, or combined loads with multiple stops to emulate normal LTL service.  We maintain a strong belief in our LTL service product and think it will rebound when truckload capacity begins to tighten and becomes too expensive to emulate LTL service.  We believe at that point, the pricing will not justify the service, and shippers will move back to the traditional high service LTL that we provide.

We generate our revenue from truckload, less-than-truckload, dedicated and brokerage services that we provide to our customers.  Generally, we are paid either by the mile, the weight or the number of trucks being utilized by our dedicated service customers.  We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention and other ancillary services.  The main factors that affect our revenue are the rate per mile we receive from our customers, the percentage of miles for which we are compensated and the number of miles we generate with our equipment.  These factors relate, among other things, to the United States economy, inventory levels, the level of truck capacity in the transportation industry and specific customer demand.  We monitor our revenue production primarily through average revenue per truck per week, net of fuel surcharges, revenue per hundredweight for our LTL services, empty mile ratio, revenue per loaded (and total) miles, the number of linehaul shipments, loaded miles per shipment and the average weight per shipment.  The economic conditions of 2009 had a negative impact on virtually all metrics that reflect profitability.  We made extensive efforts to trim overhead costs, improve capacity utilization and support pricing initiatives.  While many were successful and began to stem the negative tide late in the year, some will not be effective until the economy stabilizes and begins to grow.

                In 2009, our total operating revenue decreased by $117.5 million, or 24%.  Our operating revenue, net of fuel surcharges, decreased $53.2 million, or 14%, to $328.2 million from $381.4 million in 2008.  Excluding fuel surcharges, our average revenue per tractor per week decreased 8.7%, due to a 4.4% decrease in the average weekly trucks in service, and an increase in our empty mile ratio to 10.3% from 9.0%.  In summary, our truckload revenue decreased by $32.0 million, or 13.4% due to the over-capacity in the market created by the economic downturn.  This created a challenging freight environment, resulting in our truckload revenue per mile declining to $1.40 in 2009 versus $1.45 in 2008, a decrease of 3.5%, and a decline in loaded truckload miles.  Also due to the recessionary pressures, our LTL revenue per hundredweight decreased to $14.31 from $14.61 in 2008, a 2.1% decline, while tonnage levels dropped 10.3%.  Dedicated revenue represented 5.3% of our revenue in 2009 versus 5.0% in 2008 while brokerage revenue decreased to 2.0% of our revenues in 2009 compared to 2.7% in 2008.

                Our profitability on the expense side is impacted mainly by variable costs of transporting freight for our customers and fixed costs predominantly related to salaried operations personnel, facilities and equipment.  The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation.  Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we drive, but also have a controllable component based on safety, fleet age, efficiency and other factors.  Our main fixed costs relate to the acquisition and financing of long-term assets, such as revenue equipment and service centers.  Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors in managing our business.  For example, fuel prices fluctuated dramatically and quickly at various times during the last several years. We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as through volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our service centers.  To help further reduce fuel expense, we purchase tractors with opti-idle technology, which monitors the temperature of the cab and allows the engine to operate more efficiently while not on the road.

Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 106.7% in 2009 compared with 99.6% in 2008.  Our loss per diluted share was $0.96 in 2009 compared to income of $0.04 in 2008.

                 Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At December 31, 2009, we had no outstanding borrowings under our credit facility and $89.7 million in stockholders’ equity.  In 2009, we added approximately $8.9 million of new revenue equipment, net of proceeds from dispositions, and recognized a gain of $136,000 on the disposition of used equipment.  These capital expenditures were primarily funded with cash flows from operations.  We estimate that capital expenditures, net of proceeds from dispositions, will range from $8-$11 million in 2010, which would be consistent with our recent levels due to our tractor replacement schedule.  During 2009, we also incurred revenue equipment rent of $38.7 million as we lease many of our trucks and trailers.

                The following table summarizes and compares the significant components of revenue and presents our operating ratio and revenue per truck per week for each of the years ended December 31:
	(in thousands, except percentage amounts)
Revenue from	2009	2008	2007
Temperature-controlled fleet	$136,427	$145,497	$138,700
Dry-freight fleet	50,807	68,851	73,716
Total truckload linehaul services	187,234	214,348	212,416
Dedicated fleets	19,707	24,609	17,861
Total truckload	206,941	238,957	230,277
Less-than-truckload linehaul services	109,054	124,091	127,438
Fuel surcharges	44,876	109,144	73,391
Brokerage	7,266	13,142	15,586
Equipment rental	4,914	5,202	5,522
Total revenue	373,051	490,536	452,214

Operating expenses	397,964	488,482	462,743
Income (loss) from freight operations	$(24,913)	$2,054	$(10,529)
Operating ratio (a)	106.7%	99.6%	102.3%

Total truckload revenue	$206,941	$238,957	$230,277
Less-than-truckload linehaul revenue	109,054	124,091	127,438
Total linehaul and dedicated fleet revenue	$315,995	$363,048	$357,715

Weekly average trucks in service	1,937	2,027	2,122
Revenue per truck per week (b)	$3,129	$3,426	$3,233

Computational notes:
(a)	Operating expenses divided by total revenue.
(b)	Average daily revenue times seven divided by weekly average trucks in service.

The following table summarizes and compares selected statistical data relating to our freight operations for each of the years ended December 31:

Truckload	2009	2008	2007
Total linehaul miles (a)	149,412	162,689	162,672
Loaded miles (a)	133,956	148,025	146,815
Empty mile ratio (b)	10.3%	9.0%	9.7%
Linehaul revenue per total mile (c)	$1.25	$1.32	$1.31
Linehaul revenue per loaded mile (d)	$1.40	$1.45	$1.45
Linehaul shipments (a)	154.3	152.7	151.5
Loaded miles per shipment (e)	868	969	969
Less-than-truckload
Hundredweight (a)	7,619	8,492	8,582
Shipments (a)	247	273.0	277.2
Linehaul revenue per hundredweight (f)	$14.31	$14.61	$14.85
Linehaul revenue per shipment (g)	$442	$455	$460
Average weight per shipment (h)	3,086	3,111	3,096

Computational notes:
(a)	In thousands.
(b)	Total truckload linehaul miles less truckload loaded miles divided by total truckload linehaul miles.
(c)	Revenue from truckload linehaul services divided by truckload total linehaul miles.
(d)	Revenue from truckload linehaul services divided by truckload loaded miles.
(e)	Total truckload loaded miles divided by number of truckload linehaul shipments.
(f)	LTL revenue divided by LTL hundredweight.
(g)	LTL revenue divided by number of LTL shipments.
(h)	LTL hundredweight times one hundred divided by number of LTL shipments.

                The following table summarizes and compares the makeup of our fleets between company-provided tractors and tractors provided by independent contractors as of December 31:

	2009	2008	2007
Total company tractors available	1,554	1,629	1,501
Total owner-operator tractors available	389	400	574
Total tractors available	1,943	2,029	2,075
Total trailers available	3,786	4,182	4,046

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

The following table sets forth revenue, operating income, operating ratios and revenue per truck per week and the dollar and percentage changes of each:

Revenue from (a)	2009	2008	Dollar Change 2009 vs. 2008	Percentage Change 2009 vs. 2008
Temperature-controlled services	$136,427	$145,497	$(9,070)	(6.2)%
Dry-freight services	50,807	68,851	(18,044)	(26.2)
Total truckload linehaul services	187,234	214,348	(27,144)	(12.6)
Dedicated services	19,707	24,609	(4,902)	(19.9)
Total truckload	206,941	238,957	(32,016)	(13.4)
Less-than-truckload linehaul services	109,054	124,091	(15,038)	(12.1)
Fuel surcharges	44,876	109,144	(64,268)	(58.9)
Brokerage	7,266	13,142	(5,876)	(44.7)
Equipment rental	4,914	5,202	(288)	(5.5)
Total revenue	373,051	490,536	(117,485)	(24.0)

Operating expenses	397,964	488,482	(90,518)	(18.5)
Income (loss) from operations	$(24,913)	$2,054	$(26,967)	(1312.9)%
Operating ratio (b)	106.7%	99.6%

Total truckload revenue	$206,941	$238,957	$(32,016)	(13.4)%
Less-than-truckload linehaul revenue	109,054	124,091	(15,038)	(12.1)
Total linehaul and dedicated services revenue	$315,995	$363,048	$47,054	(13.0)%

Weekly average trucks in service	1,937	2,027	(90)	(4.4)%
Revenue per truck per week (c)	$3,129	$3,426	$(437)	(12.8)%

Computational notes:
(a)	Revenue and expense amounts are stated in thousands of dollars.
(b)	Operating expenses divided by total revenue.
(c)	Average daily revenue times seven divided by weekly average trucks in service.

The economy had a large negative impact on our revenue in 2009.  Our total revenue decreased $117.5 million, or 24%, to $373.1 million in 2009 from $490.5 million in 2008.  Excluding fuel surcharges our revenue decreased $53.2 million, or 14%, to $328.2 million from $381.4 million in 2008.

                Truckload revenue, excluding fuel surcharges, decreased $32 million, or 13.4%, to $207.0 million from $239.0 million in 2008.  While the number of total truckload shipments increased 1% to 154.3 thousand from 152.7 thousand in 2008, total and loaded miles per shipment declined by 9.1% and 10.4%, respectively, causing total and loaded truckload miles to decrease by 8.2% and 9.5% respectively.  During 2009, our weighted average trucks utilized in our truckload services decreased from 1,684 to 1,530.  Due to the challenging 2009 freight environment, we had no ability to increase truckload rates.  Overall, our revenue per loaded mile decreased from $1.45 to $1.40.

Due to a decline in shippers, a decline in tonnage and shipper utilization of cheap truckload rates provided by truckload carriers looking for available shipments, less-than-truckload revenue decreased $15.0 million, or 12.1%, to $109.1 million from $124.1 million.   Total weight shipped for the year declined 10.3% to 761.9 million pounds from 849.2 million pounds in 2008.  The Company implemented a general rate increase during 2009.  However, pricing pressures driven by the failing economy and over-capacity forced us to yield to our customers’ pricing demands, resulting in a decrease in revenue per hundredweight to $14.31 in 2009 from $14.61 in 2008.

Fuel surcharges represent the cost of fuel that we are able to pass along to our customers based upon changes in the Department of Energy’s weekly indices.  The cost of fuel in 2009 was not as volatile as 2008, resulting in a decrease in fuel surcharges of $64.3 million, or 58.9%, over 2008.  The additional fuel revenue is offset by fuel costs to the Company within fuel and purchased transportation expenses.

                The following table sets forth for the years indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations, and those items as a percentage of revenue:

	(in thousands) Dollar Change	Percentage Change	Percentage of Revenue
	2009 vs. 2008	2009 vs. 2008	2009	2008
Revenue	$(117,485)	(24.0)%	100.0%	100.0%

Operating Expenses
Salaries, wages and related expenses	(6,480)	(5.0)	32.7	26.2
Purchased transportation	(36,411)	(30.9)	21.8	24.0
Fuel	(44,999)	(41.8)	16.8	21.9
Supplies and maintenance	(6,184)	(11.6)	12.7	10.9
Revenue equipment rent	3,265	9.2	10.4	7.2
Depreciation	(1,301)	(6.9)	4.7	3.8
Communications and utilities	247	5.0	1.4	1.0
Claims and insurance	1,630	11.9	4.1	2.8
Operating taxes and licenses	214	4.8	1.2	0.9
Gain on sale of property and equipment	1,217	(89.9)	0.0	(0.3)
Miscellaneous	(1,716)	(34.7)	0.9	1.0
Total Operating Expenses	$(90,518)	(18.5)%	106.7%	99.6%

Due to the economic environment in early 2009, we implemented a strict cost cutting plan that resulted in a large drop in operating expenses versus 2008.  Non-driver headcount was cut 20.2%, performance pay increases were suspended, and 401(k) plan matches and certain other benefits were reduced or suspended among other steps taken to reduce operating expenses.  Total operating expenses for 2009 decreased $90.5 million, or 18.5%, to $398.0 million from $488.5 million in 2008.  Despite the overall decline in expenses, due to the dramatic decline in revenue, profitability decreased greatly from 2008.

Salaries, wages and related expenses consist of compensation for our employees, including drivers and non-drivers.  It also includes employee-related costs, including the costs of payroll taxes, work-related injuries, group health insurance, 401(k) plan contributions and other fringe benefits.  The most variable of these salary, wage and related expenses is driver pay, which is affected by the mix of drivers and owner-operators in our fleets as well as our efficiencies in our over-the-road operations.  Driver salaries including per diem costs decreased $4.7 million, or 6.3%, primarily due to the decrease in miles driven. These costs were offset by an increase in work related injuries of $2.4 million and an increase in group health insurance costs of $0.7 million.  Non-driver headcount ended the year at 682 versus 855 at the end of 2008.

Purchased transportation expense consists of payments to independent contractors for the equipment and services they provide, payments to other motor carriers who handle our brokerage services and to various railroads for intermodal services.  It also includes fuel surcharges paid to our independent contractors for which we charge our customers.  These expenses are highly variable with revenue and/or the mix of company drivers versus independent contractors.  Purchased transportation expense decreased $36.4 million, or 30.9%, in 2009 from 2008.  Purchased transportation expense related to our intermodal service decreased by $7.5 million including fuel surcharges, or 36%, compared to 2008 as our intermodal offerings decreased due to competition in the truckload market.  The portion of our purchased transportation connected with our truckload and LTL services decreased $8.3 million, including fuel surcharges, primarily reflecting a decrease in the number of independent contractors utilized during 2009.  Purchased transportation associated with our brokerage services decreased $5 million, or 45.5%, compared to 2008, as the result of a similar decrease in brokerage revenue.

Fuel expense and fuel taxes decreased by $45 million, or 41.8%, to $62.7 million from $107.7 million in 2008.   The decrease was primarily due to a 39.2% decrease in the average cost of fuel per gallon in 2009 compared to 2008, as well as an 8.2% decrease in truckload miles driven.  This decrease was enhanced by a 4.9% improvement in miles per gallon to 6.39 miles per gallon in 2009 versus 6.09 miles per gallon in 2008.  The increase in miles per gallon was primarily driven by decreasing our speed from 65 to 62 miles per hour during 2008.  The majority of our tractors are equipped with opti-idle technology which monitors the temperature of the cab and allows the engine to operate more efficiently while not on the road.  We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover a portion of increasing fuel prices through fuel surcharges and rates to our customers.  We anticipate that fuel expense will increase in the future as the new engine requirements effective in 2010 may reduce fuel efficiency.

Supplies and maintenance expenses primarily consist of repairs, maintenance and tires along with load specific expenses including loading/unloading, tolls, pallets, pickup and delivery and recruiting.  Supplies and maintenance costs decreased $6.2 million, or 11.6%, from 2008, but increased as a percentage of total revenue to 12.7% from 10.9% due to the drop in total revenue.  This decrease was primarily driven by lower recruiting costs of approximately $1.8 million as we placed additional focus in improving the efficiency of dollars spent in this area, lower freight handling costs of approximately $1.1 million and fleet repairs and maintenance costs of approximately $1.8 million.  Significant repairs to our equipment are generally covered by manufacturers’ warranties.

Total revenue equipment rent increased $3.3 million, or 9.2%, to $38.7 million from $35.5 million in 2008.  The increase is primarily due to an increase in the average number of tractors under lease at the end of 2009 of 1,264 compared to 1,173 at the end of 2008 and the increase in the average cost of new equipment we lease as we replace older equipment.  We expect equipment rent expense to increase in future periods as a result of higher prices of new equipment.

Depreciation relates to owned tractors, trailers, communications units, service centers and other assets. Gains or losses on dispositions of revenue equipment are set forth in a separate line item within our statements of operations. Depreciation expense decreased $1.3 million, or 6.9%, as older equipment was disposed and replaced with newer leased equipment.  Depreciation expense is also dependent upon the mix of company-owned equipment versus independent contractors.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment, which is expected to result in greater depreciation.  Future depreciation expense will also be impacted by our leasing decisions.

Claims and insurance expenses consist of the costs of premiums for insurance accruals we make within our self-insured retention amounts, primarily for personal injury, property damage, physical damage and cargo claims.  These expenses will vary and are dependent on the frequency and severity of accidents, our self-insured retention amounts and the insurance market. Claims and insurance costs increased by $1.6 million, or 11.9%, to $15.3 million from $13.7 million in 2008. This was primarily due to an increase in the severity of claims, with the average up $1,007 per claim, for work related and property loss and damage, in 2009.  The Company is responsible for the first $4.0 million on personal injury and property damage liability claims and 25% of the claim amount between $4.0 million and $10.0 million.  The Company has excess coverage from $10.0 million to $50.0 million.  Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, a claim that approaches the maximum self-insured retention level, or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

Miscellaneous expenses consist of facility rents, legal fees, audit fees, customer bad debts and other administrative costs.  Miscellaneous expense decreased $1.7 million, or 34.7%, from 2008 primarily due to a decrease in our bad debt expense.  The Company continues to monitor its overall credit risk given the current market and general economic conditions.

The Company’s effective tax benefit rate was 34.1% in 2009 as opposed to an 81.4% effective tax rate in 2008 primarily due to the Company’s pre-tax losses in 2009 and the permanent differences between book and taxable income.  We pay our drivers a per-diem allowance for travel related expenses for which we are only able to deduct 80% for tax purposes.  This, along with other non-deductible items for tax, impacted the change in our tax rate from 2008.

As a result of factors described above, we had a net loss of $16.4 million in 2009 compared to a net income of $0.6 million in 2008.  Net loss per share was $0.96 per diluted share in 2009 compared to net earnings per share of $0.04 per diluted share in 2008.

Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007

The following table sets forth revenue, operating income, operating ratios and revenue per truck per week and the dollar and percentage changes of each:

Revenue from (a)	2008	2007	Dollar Change 2008 vs. 2007	Percentage Change 2008 vs. 2007
Temperature-controlled services	$145,497	$138,700	$6,797	4.9%
Dry-freight services	68,851	73,716	(4,865)	(6.6)
Total truckload linehaul services	214,348	212,416	1,932	0.9
Dedicated services	24,609	17,861	6,748	37.8
Total truckload	238,957	230,277	8,680	3.8
Less-than-truckload linehaul services	124,091	127,438	(3,347)	(2.6)
Fuel surcharges	109,144	73,391	35,753	48.7
Brokerage	13,142	15,586	(2,444)	(15.7)
Equipment rental	5,202	5,522	(320)	(5.8)
Total revenue	490,536	452,214	38,322	8.5

Operating expenses	488,482	462,743	25,739	5.6
Income (loss) from operations	$2,054	$(10,529)	$12,583	119.5%
Operating ratio (b)	99.6%	102.3%

Total truckload revenue	$238,957	$230,277	$8,680	3.8%
Less-than-truckload linehaul revenue	124,091	127,438	(3,347)	(2.6)
Total linehaul and dedicated services revenue	$363,048	$357,715	$5,333	1.5%

Weekly average trucks in service	2,027	2,122	(95)	(4.5)%
Revenue per truck per week (c)	$3,426	$3,233	$193	6.0%

Computational notes:
(a)	Revenue and expense amounts are stated in thousands of dollars.
(b)	Operating expenses divided by total revenue.
(c)	Average daily revenue times seven divided by weekly average trucks in service.

Our total revenue increased $38.3 million, or 8.5%, to $490.5 million in 2008 from $452.2 million in 2007.  Excluding fuel surcharges our revenue increased $2.6 million, or 0.7%, to $381.4 million from $378.8 million in 2007.

                Truckload revenue, excluding fuel surcharges, increased $8.7 million, or 3.8%, to $239.0 million from $230.3 million in 2007.  We were able to increase our truckload revenues primarily by increasing our business with our existing customers, attracting new customers and increasing our intermodal business.  The number of total truckload shipments increased 0.8% to 152.7 thousand from 151.5 thousand in 2007.  While total truckload miles remained relatively flat, we were able to decrease our empty mile ratio from 9.7% to 9.0%.  During 2008, the Company continued to focus on providing services within our preferred networks and increasing our intermodal services, which allowed better utilization of our equipment. Our weighted average trucks utilized in our truckload services decreased from 1,832 to 1,684.  Due to the challenging freight environment, our ability to increase truckload rates was limited throughout 2008.  Overall, our revenue per loaded mile remained flat at $1.45 for 2008 and 2007.

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

                The following table sets forth for the years indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations, and those items as a percentage of revenue:

	(in thousands) Dollar Change	Percentage Change	Percentage of Revenue
	2008 vs. 2007	2008 vs. 2007	2008	2007
Revenue	$38,322	8.5%	100.0%	100.0%

Operating Expenses
Salaries, wages and related expenses	(274)	(0.2)	26.2	28.5
Purchased transportation	3,636	3.2	24.0	25.2
Fuel	23,335	27.7	22.0	18.6
Supplies and maintenance	(985)	(1.8)	11.0	12.1
Revenue equipment rent	4,373	14.1	7.2	6.9
Depreciation	(595)	(3.1)	3.8	4.3
Communications and utilities	692	16.5	1.0	0.9
Claims and insurance	(7,126)	(34.3)	2.8	4.6
Operating taxes and licenses	(306)	(6.5)	0.9	1.1
Gain on sale of property and
Equipment	1,791	(57.0)	(0.3)	(0.7)
Miscellaneous	1,198	32.0	1.0	0.8
Total Operating Expenses	$25,739	5.6%	99.6%	102.3%

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

Fuel expense and fuel taxes increased by $23.3 million, or 27.7%, to $107.7 million from $84.3 million in 2007.   The increase was primarily due to a 32.1% increase in the average cost of fuel per gallon in 2008 compared to 2007.  This increase was partially offset by a 3.2% improvement in miles per gallon to 6.09 in 2008 from 5.90 in 2007.  The increase in miles per gallon was primarily driven by decreasing our speed from 65 to 62 miles per hour during 2008 and a 7.2% improvement in our idling time.  The majority of our tractors are equipped with opti-idle technology, which monitors the temperature of the cab and allows the engine to operate more efficiently while not on the road.  We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover a portion of increasing fuel prices through fuel surcharges and rates to our customers.  We anticipate that fuel expense will increase in the future as the government mandated emissions that took effect in 2007 may result in further declines in engine efficiency.

Supplies and maintenance expenses primarily consist of repairs, maintenance and tires along with load specific expenses including loading/unloading, tolls, pallets, pickup and delivery and recruiting.  Supplies and maintenance costs decreased $985,000, or 1.8%, from 2007 and also declined as a percentage of total revenue to 11.0% from 12.1%.  This decrease was primarily driven by lower recruiting costs of approximately $1.8 million as we placed additional focus in improving the efficiency of dollars spent in this area.  Significant repairs to our equipment are generally covered by manufacturers’ warranties.

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

                In November 2007, our Board of Directors approved a share repurchase program to repurchase up to 1.4 million shares of our common stock.  This program is intended to be implemented through purchases made in either the open market or through private transactions.  The timing and extent to which we will repurchase shares depends on market conditions and other corporate considerations.  We made no purchases in 2009 and have available approximately 936,000 shares that can be repurchased from that and previous authorizations. The repurchase program does not have an expiration date.

                The table below reflects our net cash flows provided by operating activities, net cash flows used in investing activities, net cash flows used in financing activities and total outstanding debt, including current maturities, for the years indicated.

	(in thousands)
	2009	2008	2007
Net cash flows provided by operating activities	$11,980	$10,685	$12,495
Net cash flows used in investing activities	(9,007)	(9,955)	(6,341)
Net cash flows used in financing activities	(614)	(1,895)	(13,270)
Debt at December 31	-	-	-

In 2009, we generated $11.98 million of cash flow from operating activities primarily driven by a decrease in our accounts receivable balance and declines in our accounts payable and accrued claims.  These improvements were somewhat offset by increases in accrued payroll liabilities and an increase in deferred taxes.  Our net cash flows increased in 2009 after declines in 2008 and 2007.  Our net capital expenditures were primarily funded with cash flows from operations and borrowings under our revolving credit facility, which were repaid with the positive cash flows generated from operations.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  However, should our losses continue at the rate they did in 2009 due to a depressed economy, we will be required to reassess our sources of liquidity and adjust our expenditures accordingly.  We estimate that capital expenditures, net of proceeds from dispositions, will range from $8—11 million in 2010, which will be in line with our expenditures the last two years.

We establish credit terms with our customers based upon their financial strength and their historical payment pattern.  The top 5, 10 and 20 customers represent approximately 23%, 33% and 43% of our revenues in 2009.  Many of our largest customers under contract are Fortune 500 companies.  Given the current economic conditions, we have placed additional emphasis on our review of significant outstanding receivable balances.  Accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectability of these receivables, we perform ongoing credit evaluations of our customers’ financial condition.  Through these evaluations, we may become aware of a situation in which a customer may not be able to meet its financial obligations due to deterioration of its financial condition, credit ratings or bankruptcy.  Our allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  Invoice balances over 30 days after the contractual due date are considered past due per our policy and are reviewed individually for collectability.  During 2009, we decreased our reserve for doubtful accounts by $247,000 based upon anticipated write off levels. Initial payments by new customers are monitored for compliance with contractual terms.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential recovery is considered remote.

                On September 2, 2009, the Company entered into the Second Amended and Restated Credit Agreement (the "Credit Facility") that provides for a two-year secured committed credit facility maturing in September 2011 with an aggregate availability of $35.0 million.  We may borrow an amount not to exceed the lesser of $35.0 million, adjusted for letters of credit and other debt (as defined in the agreement), a borrowing base or a multiple of a measurement of cash flow.   On November 4, 2009, the Company entered into an amendment to the Credit Facility to reduce the amount of available credit from $35.0 million to $25.0 million to better align the size of the facility to the underlying borrowing base, increase the allowable funded debt to EBITDAR (as defined below), decrease the required EBITDAR to fixed charges and to decrease the minimum tangible net worth based upon the schedules provided below. At December 31, 2009, there were no amounts borrowed under the Credit Facility; however, we had $5.0 million of standby letters of credit primarily for our self-insurance programs, which reduced the availability to $20.0 million.  The Credit Facility bears interest at a spread over the London Interbank Offered Rate (“LIBOR”).

The Amended Credit Facility contains several covenants, which include the following:

•
The ratio of our annual earnings before interest, taxes, depreciation, amortization and lease and rental (as defined in the Credit Facility, “EBITDAR”) to the amount of our annual fixed charges may not be less than 1.05:1.0. Fixed charges generally include interest payments, rental expense, taxes paid, dividends paid and payments due on outstanding debt.

•
The ratio of our funded debt to EBITDAR may not exceed 2.75:1.0. Funded debt generally includes the amount borrowed under the credit facility or similar arrangements, letters of credit and the aggregate minimum amount of operating lease payments we are obligated to pay in the future.

•
Our tangible net worth must remain an amount greater than $75.0 million. Tangible net worth is generally defined as our net shareholders' equity minus intangible and certain other assets plus 100% of any cash we receive from the issuance of equity securities.

•	The annual amount of our net expenditures for property and equipment during any twelve month period may not be more than $12.5 million.
•	The amount available for acquisitions may not exceed $3.5 million in any fiscal year.
•	The amendment changes the interest rate spread over LIBOR based upon achieving various EBITDAR to fixed charge ratios.
•	Payments of dividends are generally limited by the ratio of our EBITDAR to fixed charges and the profitability of the previous quarter.

Periods Ending	EBITDAR to Fixed Charges	Funded Debt to EBITDAR	(in thousands) Minimum Tangible Net Worth
October 2009 – November 2009	1.05:1.0	2.75:1.0	$85,000
December 2009 – February 2010	1.05:1.0	2.75:1.0	80,000
March 2010 – May 2010	1.10:1.0	2.75:1.0	80,000
June 2010 – August 2010	1.20:1.0	2.75:1.0	75,000
Subsequent to August 2010	1.25:1.0	2.50:1.0	75,000

At the end of 2009, our EBITDAR was $36.5 million.  Our fixed charges were $30.1 million, resulting in a fixed charge coverage ratio of 1.21.  Our funded debt as defined in the agreement was $94.6 million, resulting in a funded debt to EBITDAR ratio of 2.59.   Maintaining a credit facility is imperative for us to continue our operations by allowing us to manage our working capital and acquire revenue equipment that is essential to our operations.  Should we not be able to meet these covenants, amounts outstanding may become payable immediately and our ability to make future draws on the credit facility may be limited.  We are in compliance with all of the covenants under the Credit Facility as of December 31, 2009 and anticipate our compliance will continue during 2010.

The following is a summary of our contractual obligations as of December 31, 2009:

	(in thousands)
	Total	2010		2011-2012		2013-2014	After 2014
Letters of credit	$5,000	$5,000	$	---	$	---	$	---
Purchase obligations	43,175	43,175		---		---		---
Operating lease obligations
Rentals	89,656	31,173		38,687		11,192		8,604
Residual guarantees	10,525	1,473		7,142		1,910		-
	$148,356	$80,821		$45,829		$13,102		$8,604

Off-Balance Sheet Arrangements

As of December 31, 2009, we leased 1,166 tractors and 2,076 trailers under operating leases with varying termination dates ranging from January 2010 through October 2015 with total obligations of $89.7 million.  Rent expense related to operating leases involving vehicles during 2009, 2008 and 2007 was $38.7 million, $35.5 million and $31.1 million, respectively.  As of December 31, 2009, we maintained standby letters of credit related to self-insured programs in the amount of $5.0 million.  In February of 2010, we were able to reduce our standby letters of credit to $3.2 million.  These standby letters of credit allow the Company to self-insure a portion of its insurance exposure.

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

Seasonality

                Our temperature-controlled truckload operations are affected by seasonal changes. The growing seasons for fruits and vegetables in Florida, California and Texas typically create increased demand for trailers equipped to transport cargo requiring refrigeration. Our LTL operations are also impacted by the seasonality of certain commodities. LTL shipment volume during the winter months is normally lower than other months. Shipping volumes of LTL freight are usually highest from July through October.  LTL volumes also tend to increase in the weeks before holidays such as Halloween, Thanksgiving, Christmas, Valentine’s Day and Easter when significant volumes of food and candy are transported.

Our tractor productivity generally decreases during the winter season as inclement weather impedes operations and some shippers typically reduce their shipments as there is less need for temperature control during colder months than warmer months. At the same time, operating expenses generally increase, with harsh weather creating higher accident frequency, increased claims and more equipment repairs.  To the extent that extreme weather patterns increase in severity or frequency due to climate changes, we would expect to see an increase in the effect of inclement or extreme weather patterns.  We do not have the ability to forecast these potential changes or the impact of these changes.

Effects of Climate Change and Climate Change Regulation

Greenhouse gas emissions have increasingly become the subject of a large amount of international, national, regional, state and local attention. Cap and trade initiatives to limit greenhouse gas emissions have been introduced in the EU. Similarly, numerous bills related to climate change have been introduced in the U.S. Congress, which could adversely impact all industries. In addition, future regulation of greenhouse gas could occur pursuant to future U.S. treaty obligations, statutory or regulatory changes under the Clean Air Act or new climate change legislation.  It is uncertain whether any of these initiatives will be implemented, although, based on published media reports, we believe it is not reasonably likely that the current proposed initiatives will be implemented without substantial modification. If such initiatives are implemented, restrictions, caps, taxes, or other controls on emissions of greenhouse gases, including diesel exhaust, could significantly increase our operating costs. Restrictions on emissions could also affect our customers that use significant amounts of energy or burn fossil fuels in producing or delivering the products we carry including, but not limited to, food producers and distributors. Although significant cost increases, government regulation, and changes of consumer needs or preferences for goods or services relating to alternative sources of energy or emissions reductions or changes in our customers' shipping needs could materially affect the markets for the products we carry, which in turn could have a material adverse effect on our results of operations, financial condition, and liquidity, or, in the alternative, could result in increased demand for our transportation services, we are currently unable to predict the manner or extent of such effect.

CRITICAL ACCOUNTING POLICIES

                The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue and expenses in our consolidated financial statements and related notes.  We base our estimates, assumptions and judgments on historical experience, current trends and other factors believed to be relevant at the time our consolidated financial statements are prepared.  However, because future events and their effects cannot be determined with certainty, actual results could differ from our estimates and assumptions, and such differences could be material.  We believe the following critical accounting policies affect our more significant estimates, assumptions and judgments used in the preparation of our consolidated financial statements.

                Accounts Receivable. We are dependent upon contracts with significant customers that generate a large portion of our revenue.  The top 5, 10 and 20 customers represented approximately 23%, 33% and 43% of our revenues, respectively, in 2009.  Accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectability of these receivables, we perform ongoing credit evaluations of our customers’ financial condition.  Through these evaluations, we may become aware of a situation in which a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  We perform ongoing reviews of the adequacy of our allowance for doubtful accounts.  Invoice balances over 30 days after the contractual due date are considered past due per our policy and are reviewed individually for collectability.  Initial payments by new customers are monitored for compliance with contractual terms.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential recovery is considered remote.

Revenue Recognition.   The Company recognizes revenue and the related direct costs on the date the freight is picked up from the shipper.  One of the preferable methods under US GAAP provides the recognition of revenue and direct costs when the shipment is completed.  Changing to this method would not have a material impact on the quarterly or annual financial results or operations of the Company.

Property and Equipment.   The transportation industry is capital intensive. Our net property and equipment was $74.8 million as of December 31, 2009 and $83.4 million as of December 31, 2008. Our depreciation expense was $17.6 million for 2009, $18.9 million for 2008 and $19.4 million for 2007. Depreciation is computed based on the cost of the asset, reduced by its estimated residual value, using the straight-line method for financial reporting purposes.  Accelerated methods are used for income tax reporting purposes. Additions and improvements to property and equipment are capitalized at cost.  Maintenance and repair expenditures are charged to operations as incurred.  Gains and losses on disposals of revenue equipment are included in operations as they are a normal, recurring component of our operations.  We have minimal risk to the used equipment market as the majority of our tractors have a pre-arranged buy-back price at the end of 42 months, which is utilized as the residual value in computing depreciation expense.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Codification and the Hierarchy of Generally Accepted Accounting Principles.   Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASC 105”), (formerly SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). This standard establishes only two levels of US GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental US GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative US GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to US GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing US GAAP, it did not have any impact on the Company’s consolidated financial statements.

ITEM 7A.   Quantitative and Qualitative Disclosures about Market Risk

We experience various market risks, primarily from commodity prices and interest rates. These risks have not materially changed between fiscal year 2008 and fiscal year 2009.

Commodity Price Risk

Our operations are heavily dependent upon fuel prices.  The price and availability can vary and are subject to political, economic and market factors that are beyond our control.  Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition; however, historically, we’ve been able to recover a portion of diesel fuel price increases from customers in the form of fuel surcharges.  Fuel prices have fluctuated greatly in recent years. In some periods, our operating performance was adversely affected because we were not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharges. We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. We do not have any long-term fuel purchase contracts, and we have not entered into any derivative hedging arrangements that protect us against fuel price increases.  A 5% increase in the average fuel cost per gallon would result in increased fuel costs of approximately $3.1 million, the majority of which should be offset by fuel surcharges.

Interest Rate Risk

Our market risk is also affected by changes in interest rates.  We have historically maintained a combination of fixed rate and variable rate obligations to manage our interest rate exposure.  Fixed rates are generally maintained within our lease obligations while variable rates are contained within our amended and restated credit agreement.

We are exposed to interest rate risk primarily from our amended and restated credit agreement.  Our credit agreement, as amended, provides for borrowings that bear interest based on the London Interbank Offered Rate (commonly referred to as “LIBOR”) plus a certain percentage.  At December 31, 2009, there were no borrowings outstanding under our credit facility.

As of December 31, 2009, we held no market-risk-sensitive instruments for trading purposes.  For purposes other than trading, we held approximately 84,500 shares of our common stock at a value of $279,000 in a Rabbi Trust investment. Our consolidated financial statements include the assets and liabilities of the Rabbi Trust established to hold the investments of participants in our 401(k) Wrap Plan.  To the extent the trust assets are invested in our stock, our future compensation expense and income will be impacted by fluctuations in the market price of our stock.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Frozen Food Express Industries, Inc.

We have audited the accompanying consolidated balance sheets of Frozen Food Express Industries, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.   Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frozen Food Express Industries, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Frozen Food Express Industries, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Grant Thornton LLP
Dallas, Texas
February 26, 2010

Frozen Food Express Industries, Inc. and Subsidiaries Consolidated Balance Sheets December 31, (in thousands)
Assets	2009	2008
Current assets
Cash and cash equivalents	$3,667	$1,308
Accounts receivable, net	41,318	52,749
Tires on equipment in use, net	5,592	5,425
Deferred income taxes	1,532	2,666
Property held for sale	1,019	-
Other current assets	12,706	10,822
Total current assets	65,834	72,970

Property and equipment, net	74,845	83,394
Other assets	5,121	5,822
Total assets	$145,800	$162,186

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$23,773	$21,148
Insurance and claims accruals	10,119	7,736
Accrued payroll and deferred compensation	3,837	4,396
Accrued liabilities	1,953	1,760
Total current liabilities	39,682	35,040

Deferred income taxes	9,009	14,235
Insurance and claims accruals	7,374	6,460
Total liabilities	56,065	55,735

Shareholders’ equity
Common stock, $1.50 par value per share; 75,000 shares authorized;
18,572 shares issued and outstanding	27,858	27,858
Additional paid-in capital	2,923	5,412
Retained earnings	70,172	87,103
	100,953	120,373
Treasury stock (1,477 and 1,813 shares), at cost	(11,218)	(13,922)
Total shareholders’ equity	89,735	106,451
Total liabilities and shareholders’ equity	$145,800	$162,186

See accompanying notes to consolidated financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries Consolidated Statements of Operations Years ended December 31, (in thousands, except per share amounts)
	2009	2008	2007
Revenue	$373,051	$490,536	$452,214
Operating expenses
Salaries, wages and related expenses	122,141	128,621	128,895
Purchased transportation	81,363	117,774	114,138
Fuel	62,655	107,654	84,319
Supplies and maintenance	47,347	53,531	54,516
Revenue equipment rent	38,721	35,456	31,083
Depreciation	17,550	18,851	19,446
Communications and utilities	5,145	4,898	4,206
Claims and insurance	15,305	13,675	20,801
Operating taxes and licenses	4,648	4,434	4,740
Gain on sale of property and equipment	(136)	(1,353)	(3,144)
Miscellaneous	3,225	4,941	3,743
Total operating expenses	397,964	488,482	462,743
Income (loss) from operations	(24,913)	2,054	(10,529)

Interest and other (income) expense
Interest income	(6)	(72)	(640)
Interest expense	30	140	50
Equity in earnings of limited partnership	(739)	(877)	(781)
Life insurance and other	697	(384)	776
Total interest and other income	(18)	(1,193)	(595)
Pre-tax income (loss)	(24,895)	3,247	(9,934)
Income tax (benefit) expense	(8,480)	2,642	(2,264)
Net income (loss)	$(16,415)	$605	$(7,670)

Net income (loss) per share of common stock
Basic	$(0.96)	$0.04	$(0.45)
Diluted	$(0.96)	$0.04	$(0.45)
Weighted average shares outstanding
Basic	17,080	16,715	17,187
Diluted	17,080	16,997	17,187
Dividends declared per common share	$0.03	$0.12	$0.12

See accompanying notes to consolidated financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries Consolidated Statements of Cash Flows Years ended December 31, (in thousands)
	2009	2008	2007
Cash flows from operating activities
Net income (loss)	$(16,415)	$605	$(7,670)
Non-cash items included in net income (loss)
Gain on sale of property and equipment	(136)	(2,012)	(3,276)
Depreciation and amortization	22,105	22,839	24,307
Provision for losses on accounts receivable	247	1,763	443
Deferred income taxes	(4,092)	3,059	580
Deferred compensation	413	426	405
Investment income, net	130	173	326
Change in assets and liabilities
Accounts receivable	11,184	(1,830)	(3,230)
Tires on equipment in use	(3,969)	(4,259)	(3,817)
Other current assets	(1,549)	3,234	5,092
Other assets	(88)	(224)	(1,307)
Accounts payable	1,319	(3,876)	2,041
Insurance and claims accruals	3,297	(7,463)	728
Accrued liabilities, payroll and other	(466)	(1,750)	(2,127)
Net cash provided by operating activities	11,980	10,685	12,495

Cash flows from investing activities
Expenditures for property and equipment	(19,733)	(22,220)	(22,007)
Proceeds from sale of property and equipment	10,820	12,540	13,545
Collection on note receivable	-	-	2,135
Net life insurance expenditures	(94)	(275)	(14)
Net cash used in investing activities	(9,007)	(9,955)	(6,341)

Cash flows from financing activities
Proceeds from borrowings	37,796	85,300	23,000
Repayment of borrowings	(37,796)	(85,300)	(27,900)
Dividends paid	(516)	(2,017)	(2,072)
Income tax benefit (expense) of stock options and restricted stock	(33)	(107)	333
Net proceeds from (payments for) capital stock transactions	(65)	229	1,373
Purchases of treasury stock	-	-	(8,004)
Net cash used in financing activities	(614)	(1,895)	(13,270)
Net increase (decrease) in cash and cash equivalents	2,359	(1,165)	(7,116)
Cash and cash equivalents at beginning of year	1,308	2,473	9,589
Cash and cash equivalents at end of year	$3,667	$1,308	$2,473

See accompanying notes to consolidated financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries Consolidated Statement of Shareholders' Equity Three years ended December 31, 2009 (in thousands)
	Common Stock		Additional
	Shares	Par	Paid in	Retained	Treasury Stock
	Issued	Value	Capital	Earnings	Shares	Cost	Total
January 1, 2007	18,572	27,858	6,045	98,257	1,170	(9,629)	122,531
Net loss	-	-	-	(7,670)	-	-	(7,670)
Treasury stock reacquired	-	-	-	-	1,095	(8,004)	(8,004)
Retirement plans	-	-	37	-	(42)	349	386
Exercise of stock options	-	-	(777)	-	(261)	2,150	1,373
Restricted stock	-	-	44	-	(41)	338	382
Dividends	-	-	-	(2,072)	-	-	(2,072)
Tax benefit of stock options	-	-	333	-	-	-	333
December 31, 2007	18,572	27,858	5,682	88,515	1,921	(14,796)	107,259
Net income	-	-	-	605	-	-	605
Treasury stock reacquired	-	-	-	-	34	(222)	(222)
Retirement plans	-	-	3	-	(4)	34	37
Exercise of stock options	-	-	(443)	-	(116)	894	451
Restricted stock	-	-	277	-	(22)	168	445
Dividends	-	-	-	(2,017)	-	-	(2,017)
Tax benefit of stock options	-	-	(107)	-	-	-	(107)
December 31, 2008	18,572	27,858	5,412	87,103	1,813	(13,922)	106,451
Net loss	-	-	-	(16,415)	-	-	(16,415)
Treasury stock reacquired	-	-	-	-	39	(161)	(161)
Retirement plans	-	-	(15)	-	4	(25)	(40)
Exercise of stock options	-	-	(171)	-	(35)	267	96
Restricted stock	-	-	(2,270)	-	(344)	2,623	353
Dividends	-	-	-	(516)	-	-	(516)
Tax benefit of stock options	-	-	(33)	-	-	-	(33)
December 31, 2009	18,572	$27,858	$2,923	$70,172	1,477	$(11,218)	$89,735

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

Cash equivalents:   The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.  The carrying amount reported on the consolidated balance sheets approximate fair value.  The Company’s cash and cash equivalents at commercial banking institutions normally exceed federally insured limits.

Accounts receivable:   Accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts.  A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectibility of these receivables, we perform ongoing credit evaluations of our customers’ financial condition.  Through these evaluations, we may become aware of a situation in which a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  We perform ongoing reviews of the adequacy of our allowance for doubtful accounts.  Invoice balances over 30 days after the contractual due date are considered past due per our policy and are reviewed individually for collectibility.  Initial payments by new customers are monitored for compliance with contractual terms.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential recovery is considered remote.  No individual customer exceeds 10% of our revenue in all years presented.

Tires on equipment in use, net:   The Company capitalizes the original cost of tires purchased with vehicles and replacement tires as a current asset.  Amortization is calculated on a per-mile basis, less an estimated residual value.  Amortization of tires is included in the consolidated statements of cash flows as depreciation and amortization and is computed on a per-mile basis based upon the expected life of the tires, which was $3.8 million, $4.0 million and $4.2 million in 2009, 2008 and 2007, respectively.  The number of miles over which a tire is amortized depends on a variety of factors, including but not limited to the type of tire involved (recap or original tread) and the position of the tire (steering, tractor drive, axle or trailer).  Steering tires tend to be shorter-lived (75,000 to 100,000 miles) than do original tread drive-axle (100,000 to 150,000 miles) or original tread trailer tires (125,000 to 150,000 miles).  Recaps generally have a service life of about two-thirds as many miles as the similarly-positioned original tread tires.  For safety reasons, we do not utilize recaps as steering tires.

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

Depreciation is computed based on the cost of the asset, reduced by its estimated residual value, using the straight-line method for financial reporting purposes.  Accelerated methods are used for income tax reporting purposes.  Following is a summary of estimated useful lives utilized for the majority of our property and equipment for financial reporting purposes:

Years
Revenue equipment	2-10
Buildings and improvements	5-30
Service equipment	2-15
Computers, software and related equipment	3-12

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Our replacement cycles are 42 months for tractors and 84 months for trailers, with an estimated residual value.  The residual values for the majority of the tractors are based upon an estimated trade-in value of the equipment with the original vendor.  We periodically evaluate whether the remaining useful lives of our long-lived assets may require revision or whether the remaining unamortized balance is recoverable. When factors indicate an asset should be evaluated for possible impairment, we use an estimate of the asset's projected undiscounted cash flow in evaluating whether an impairment exists. If an impairment exists, the asset is written down to net realizable value.

Insurance and claims accruals:   We are self-insured for a portion of losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels.  We maintain insurance coverage for per-incident and in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review.  We reserve currently for the estimated cost of the uninsured portion of pending claims. These reserves are periodically evaluated and adjusted based on our evaluation of the nature and severity of outstanding individual claims and an estimate of how those claims will ultimately develop based upon historical claims development factors.  The reserves also include an estimate for claims incurred but not reported.  We accrue for the anticipated legal and other costs to settle the claims currently.  Under agreements with our insurance carriers and regulatory authorities, we had $5.0 million at December 31, 2009 and currently have $3.2 million as of February 26, 2010 in standby letters of credit to guarantee settlement of claims.

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

Revenue recognition:  Revenue and associated direct operating expenses are recognized on the date freight is picked up from the shipper.  One of the preferable methods outlined in accounting principles generally accepted in the United States of America (“US GAAP”) provides for the recognition of revenue and direct costs when the shipment is completed.  Changing to this method would not have a material impact on the quarterly or annual financial statements.

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

Net income (loss) per common share:   Net income (loss) per common share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the quarter or year.  Diluted earnings per common share is computed by dividing net income by the sum of the weighted average number of common shares outstanding plus all additional common shares that would have been outstanding if potentially dilutive common shares related to stock options and other dilutive securities had been issued using the treasury stock method.  The dilutive common shares are excluded in loss years due to their anti-dilutive effect.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Use of estimates:   The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the consolidated financial statements.  A significant degree of judgment is required in the estimates related to the collectability of accounts receivable, impairment of assets and reserves for risk-related items such as workers’ injury claims, auto liability, general liability, cargo and property damage claims and employees’ health insurance. Ultimate results could differ from those estimates.

2.  Accounts receivable, net

Accounts receivable are shown net of an allowance for doubtful accounts that we anticipate will not be paid by our customers. A summary of the activity for the years ended December 31 is as follows:

	(in thousands)
	2009	2008	2007
Balance at beginning of year	$2,646	$1,263	$2,028
Provision for losses	247	1,763	443
Write-offs, net of recoveries	(950)	(380)	(1,208)
Balance at end of year	$1,943	$2,646	$1,263

3.  Other current assets

Other current assets consist primarily of prepayments of items such as taxes and licenses, insurance and prepaid rent.  It also includes inventories and other amounts owed to the Company.  As of December 31, other current assets consist of the following:
	(in thousands)
	2009	2008
Due from equipment sales	$445	$110
Income tax receivable	4,910	932
Other prepaid taxes	1,662	1,443
Prepaid insurance	1,108	1,167
Prepaid rent	1,684	2,233
Equipment held for sale	-	1,246
Prepaid licenses and permits	1,526	1,492
Inventory and other	1,371	2,199
	$12,706	$10,822

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

4.  Property and equipment, net

Property and equipment, net are shown at historical cost and as of December 31, consist of the following:

	(in thousands)
	2009	2008
Land	$3,015	$3,610
Buildings and improvements	19,288	17,739
Revenue equipment	89,834	103,062
Service equipment	21,498	20,145
Computers, software and related equipment	27,666	27,715
Work in progress	261	-
	161,562	172,271
Less accumulated depreciation	(86,717)	(88,877)
	$74,845	$83,394

5.  Long-term debt

As of December 31, 2009, the Company had a secured committed credit facility (the “Credit Facility”) that expires in September 2011 for which no amounts were outstanding.  The Company may borrow an amount not to exceed the lesser of $25.0 million, adjusted for letters of credit and other debt (as defined in the agreement), a borrowing base or a multiple of a measurement of cash flow.   As of December 31, 2009, the Company had $5.0 million of outstanding standby letters of credit primarily for self insurance programs that reduced the availability to $20 million, subject to borrowing base limitations, which are defined as 85% of eligible accounts receivable.

The Credit Facility contains restrictive covenants which, among other matters, require the Company to maintain certain financial ratios, including debt to earnings before interest, taxes, depreciation and rents not to exceed 2.75:1.0, a minimum fixed charge ratio of 1.05 and minimum tangible net worth of $75.0 million adjusted for earnings and other equity activity.  The Credit Facility also places certain restrictions on the payment of dividends and the purchase and sale of assets.

On February 27, 2009, the Company amended its credit facility to allow the payment of cash dividends on common stock in an aggregate amount not to exceed $540,000 during the quarter ended March 31, 2009.

Interest paid on the Credit Facility during 2009, 2008 and 2007 was $30,000, $163,000 and $91,000, respectively.

6.  Income Taxes

The components of the income tax (benefit) expense for the years ended December 31, consist of the following:

	(in thousands)
Current:	2009	2008	2007
Federal	$(4,494)	$(694)	$(2,808)
State	106	277	(38)
Deferred:
Federal	(3,130)	2,793	1,460
State	(962)	266	(878)
Total (benefit) expense	$(8,480)	$2,642	$(2,264)

State income tax is presented net of the related federal tax benefit or provision.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A reconciliation between the statutory tax rate and the effective tax rate for the years ended December 31, is as follows:

	(in thousands)
	2009	2008	2007
Income tax (benefit) expense at statutory federal rate	$(8,713)	$1,137	$(3,477)
Federal income tax effects of:
Non-deductible driver per-diem payments	916	982	1,382
Non-taxable life insurance transactions	195	(81)	204
State income taxes and other	(878)	604	(373)
Total (benefit) expense	$(8,480)	$2,642	$(2,264)
Effective tax rate (benefit)	(34.1)%	81.4%	(22.8)%

For 2009, our effective tax benefit was 34.1%, as compared to an expense of 81.4% in 2008, and benefit of 22.8% in 2007.  Our effective tax rate differs from federal and state statutory rates because of taxable and non-taxable components of our pre-tax income.  Non-deductible items consist primarily of certain expenses incurred by our employee-drivers in the course of their duties.

As of December 31, 2009 and 2008, our deferred tax assets and liabilities consisted of the following:

	(in thousands)
Deferred tax assets:	2009	2008
Insurance claims accruals	$5,885	$4,803
Allowance for bad debts	858	1,108
Deferred compensation	921	509
Federal and state net operating loss carryforwards	2,663	1,901
Other	1,749	1,365
Capital loss carryforward	290	290
Gross deferred tax assets	12,366	9,976
Valuation allowance	(290)	(290)
Total deferred tax assets	12,076	9,686

Deferred tax liabilities:
Depreciation	(16,464)	(18,227)
Prepaid expenses	(3,089)	(3,028)
Total deferred tax liabilities	(19,553)	(21,255)
Net deferred tax liabilities	$(7,477)	$(11,569)

We believe the deferred tax assets will be realized principally through future reversals of existing temporary differences (deferred tax liabilities) and future taxable income.  Tax refunds were $0.1million, $3.8 million and $6.2 million for 2009, 2008 and 2007, respectively.  Taxes paid were $296,000, $374,000, and $96,000 in 2009, 2008 and 2007, respectively.  Federal net operating loss carryforwards of $2.9 million expire in 2028.

During 2009, our current federal tax benefit was $4.5 million due to the generation of a net operating loss.  We generated significant taxable income and paid significant federal income taxes during 2007 and 2005.  The U.S. Worker, Homeownership, and Business Assistance Act of 2009 allows us to “carryback” our 2009 net operating loss to offset the taxes we incurred and paid for these years.  We filed a refund claim during January of 2010 and we anticipate a tax refund of $4.7 million to be received in the first quarter of 2010.

The Company recognizes tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carry-forwards resulting from windfall tax benefits. A windfall tax benefit occurs when the actual tax benefit realized upon an employee’s disposition of a share-based award exceeds the cumulative book compensation charge associated with the award. At December 31, 2009, windfall tax benefits included in NOL carry-forward but not reflected in deferred tax assets are $84,000.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Under US GAAP for accounting for uncertainty in income taxes, the Company has analyzed filing positions in its federal tax returns for all open years.  The open periods subject to examination for its federal returns are 2007, 2008 and 2009. The Company also files tax returns in numerous state jurisdictions with varying statutes of limitations.  The Company’s policy is to recognize interest related to unrecognized tax benefits as interest expense and penalties as operating expenses.  The Company believes its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its consolidated financial position, results of operations and cash flows.  Therefore, no reserves for uncertain income tax positions have been recorded as of December 31, 2009.

7.  Income or loss per common share

Basic and diluted income (loss) per common share were computed as follows:

	(in thousands, except per share amounts)
	2009	2008	2007
Numerator:
Net income (loss)	$(16,415)	$605	$(7,670)

Denominator:
Basic – weighted-average shares	17,080	16,715	17,187
Effect of dilutive stock options	-	282	-
Diluted – weighted-average shares	17,080	16,997	17,187

Basic income (loss) per common share	$(0.96)	$0.04	$(0.45)
Diluted income (loss) per common share	$(0.96)	$0.04	$(0.45)

           Options totaling 581,000, 707,000 and 626,000 shares were outstanding but were not included in the calculation of diluted earnings per share for 2009, 2008 and 2007, respectively, as their exercise prices were greater than the average market price of the common shares.  The Company excluded all common stock equivalents in 2009 and 2007 as their effect was anti-dilutive due to the net loss.

8.  Amended and Restated Certificate of Incorporation

In May 2007, our stockholders approved an amendment to our Amended and Restated Certificate of Incorporation increasing the authorized number of shares of common stock, $1.50 par value, from 40.0 million shares to 75.0 million shares.

9.  Employee benefits

Stock Incentive Plans:   Under our 2005 Stock Incentive Plan (the “2005 Plan”), our employees may be awarded stock options, restricted stock, stock units and performance share awards and stock appreciation rights.  Stock options issued to employees expire within 10 years after the date of grant, and the exercise price must be at least the par value of the Company’s stock or the fair market value of the stock on the date of grant.  The Company has not issued any stock options since 2005.  Restricted stock awards are grants of the Company’s stock to eligible individuals for which the vesting period varies. During 2009, 2008 and 2007, the Company issued common shares of approximately 369,000, 8,000, and 47,000 with a value of $1,330,000, $54,000 and $380,000, respectively, which will be recognized as compensation expense over the vesting period.  Stock units and performance share awards are the grant of a right to receive shares of the Company’s stock in the future, which is contingent on the achievement of performance or other objectives.  No stock units or performance share awards are outstanding at the end of 2009.  Stock appreciation rights allow the individual to receive the difference between the fair market value of the Company’s stock at time of exercise and the fair market value of the Company’s stock on the date of grant.  There are no outstanding stock appreciation rights at the end of 2009.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

                The Company also has a non-employee director restricted stock plan that authorizes the award of up to 50,000 shares of the Company’s common stock to our independent members of our Board of Directors.  Shares are awarded upon the non-employee director’s initial appointment or election to the Board.  Upon the reelection of any non-employee director to the Board, such individual shall be eligible to receive an award of restricted stock under this plan.  The awarded shares under the non-employee director restricted stock plan vest evenly over a three year period on each anniversary date of the grant.  During 2009, 2008 and 2007, the Company issued 18,000, 15,000 and 13,000 shares with a market value of $79,000, $118,000 and $125,000, respectively.  The value of these awards is recognized in the consolidated statements of operations as the awards vest.

The following table summarizes information regarding stock options for the years ended December 31:

	(in thousands, except price and periodic amounts)
	2009	2008	2007
Options outstanding at beginning of year	1,310	1,630	2,098
Exercised	(35)	(116)	(261)
Forfeited	(103)	(204)	(207)
Options outstanding at end of year	1,172	1,310	1,630
Year-end weighted average remaining life of options (years)	3.5	4.3	4.8
Options available for future grants	375	670	618
Weighted average price of options:
Exercised during year	$2.75	$3.88	$5.27
Forfeited during year	$8.39	$8.41	$9.36
Outstanding at end of year	$5.71	$5.84	$6.02
Exercisable at end of year	$5.72	$5.85	$6.04

Intrinsic value - options outstanding at end of year	$547	$2,138	$2,622
Intrinsic value - options exercisable at end of year	$544	$2,124	$2,570

                As of December 31, 2009, substantially all of our options were exercisable.  The range of prices and certain other information about our stock options as of December 31, 2009 is presented in the following table:

	Options Priced Between
	$1.50- $5.00	$5.01- $8.00	$8.01- $12.00	Total
Number of options outstanding (in thousands)	625	158	389	1,172
Weighted average remaining contractual life (years)	1.8	4.3	5.9	3.5
Weighted average exercise price	$2.43	$6.65	$10.59	$5.72

During 2009, employees exercised 34,794 options in exchange for stock, which we purchased from them.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following table summarizes information regarding restricted stock shares for the years ended December 31:

	(in thousands, except shares and value per share)
Restricted Stock	2009	2008	2007
Outstanding shares at beginning of year	72,918	96,497	90,189
Issued	386,532	23,456	59,855
Forfeited	(42,371)	(1,667)	(19,000)
Vested	(42,731)	(45,368)	(34,547)
Outstanding shares at end of year	374,348	72,918	96,497

Fair market value of restricted stock
Outstanding at beginning of year	$603	$890	$942
Issued	1,409	172	505
Forfeited	(191)	(14)	(175)
Vested	(353)	(445)	(382)
Outstanding at end of year	$1,468	$603	$890

Weighted average value per share
Outstanding at beginning of year	$8.28	$9.23	$10.17
Issued	$3.65	$7.31	$8.44
Forfeited	$4.51	$8.19	$9.19
Vested	$8.26	$9.81	$10.32
Outstanding at end of year	$3.93	$8.28	$9.23

The compensation expense associated with the vesting of restricted stock is accounted for as deferred compensation and expensed ratably over the three-year vesting period of each grant. Total share-based compensation expense was $538,000, $459,000, and $441,000 in 2009, 2008 and 2007, respectively.

Supplemental Employee Retirement Plan (“SERP”) – The Company also has a SERP for the benefit of certain "highly compensated" personnel (as determined in accordance with the Employee Retirement Income Security Act of 1974). The SERP's investment income, assets and liabilities, which are contained in a Rabbi Trust, are included in the accompanying consolidated financial statements. As of December 31, 2009, the SERP liability was $703,000 and there were approximately 85,000 shares in the trust. Consistent with US GAAP for accounting  for deferred compensation arrangements where amounts earned are held in a Rabbi Trust and invested, the shares of the common stock held in a Rabbi Trust are accounted for as treasury stock until SERP participants elect to liquidate the stock. During 2009, SERP participants purchased 154,000 shares and liquidated 151,000 shares from the Rabbi Trust.

Savings Plan – Participants are able to contribute up to the limit set by law, which in 2009 was $16,500 for participants less than age 50 and $21,500 for participants age 50 and above.  The Company may contribute 25% of each participant’s contribution up to a total of 4% of their contribution.  Our contribution vests over six years.  The Company has not made any contributions to the plan beginning April 6, 2009, and has not made any stock contributions in 2009, 2008 or 2007.

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

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

10.  Commitments and contingencies

The Company has revenue equipment leases expiring at various dates through October 2015 and various properties under non-cancelable agreements expiring through May 2024.  The aggregate future minimum rentals under non-cancelable operating leases at December 31, 2009 were as follows:

(in thousands)
Year Due	Amount Due
2010	31,173
2011	24,101
2012	14,586
2013	7,246
2014	3,946
Thereafter	8,604
Total Due	$89,656

Rent expense for revenue equipment and various properties for 2009, 2008 and 2007 was $40.4 million, $36.9 million and $32.4 million, respectively.  At December 31, 2009, the Company had plans to replace approximately 410 tractors, at a value of $41.3 million, and install satellite controlled tracking devices on 2,500 trailers, at a value of $1.9 million, during 2010.  As of December 31, 2009, we had partially guaranteed the residual value of certain leased tractors totaling $10.5 million pursuant to leases with remaining lease terms that range from two months to 41 months. Our estimates of the fair market values and our pre-arranged trade-in values based upon future purchases of such tractors exceed the guaranteed values. Consequently, no provision has been made for any losses related to such guarantees.

We are involved in legal actions that arise in the ordinary course of business.  Although the outcomes of any such legal actions cannot be predicted, in the opinion of management, the resolution of any currently pending or threatened actions will not have a material adverse effect upon our financial position or results of operations.

11.  Related Party Transactions

During each of the years ended December 31, 2009, 2008 and 2007, the Company purchased the majority of its trailers and trailer refrigeration units we used in our operations from W&B, an entity in which we own a 19.9% equity interest. The Company accounts for that investment under the equity method of accounting.  As of December 31, 2009 and 2008, our equity investment in W&B was $2.1 million and $2.2 million, respectively, which is included in "Other Assets" in the accompanying consolidated balance sheets. During 2009, 2008 and 2007, our equity in the earnings of W&B was $739,000, $877,000, and $781,000, respectively. Cash distributions to us from W&B’s earnings were $860,000, $1.0 million and $456,000 in 2009, 2008 and 2007, respectively.

During 2008, the Company sold property, formerly leased to W&B, with a net book value of $1.3 million, resulting in a gain of $0.7 million, to an entity in which the majority shareholder of W&B has an interest.  This gain is included on our consolidated statements of operations in the line entitled “Life insurance and other”.

During 2009, 2008 and 2007, the Company’s purchases from W&B for trailers and refrigeration units were $1.2 million, $2.5 million and $4.4 million, respectively.  The Company also utilizes W&B to provide routine maintenance and warranty repair of trailers and refrigeration units.  During 2009, 2008 and 2007, W&B invoiced the Company $1.5 million, $1.9 million and $1.4 million, respectively, for maintenance and repair services, accessories and parts.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

12.  New Accounting Pronouncements

Codification and the Hierarchy of Generally Accepted Accounting Principles.   Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASC 105”), (formerly SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). This standard establishes only two levels of US GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental US GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative US GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to US GAAP in the third quarter of fiscal year 2009. As the Codification was not intended to change or alter existing US GAAP, it did not have any impact on the Company’s consolidated financial statements.

13.  Quarterly Financial Data (unaudited)

The following is a summary of the quarterly results of operations for 2009 and 2008:

	(in thousands except per-share amounts)
2009	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$373,051	$92,207	$94,895	$94,500	$91,449
Loss from operations	(24,913)	(8,521)	(6,498)	(4,833)	(5,061)
Net loss	(16,415)	(6,121)	(5,168)	(2,560)	(2,566)
Net loss per share of common stock
Basic	$(0.96)	$(0.36)	$(0.30)	$(0.15)	$(0.15)
Diluted	$(0.96)	$(0.36)	$(0.30)	$(0.15)	$(0.15)

2008	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$490,536	$116,730	$129,025	$132,451	$112,330
Income (loss) from operations	2,054	(1,716)	16	3,560	194
Net income (loss)	605	(825)	274	1,357	(201)
Net income (loss) per share of common stock
Basic	$0.04	$(0.05)	$0.02	$0.08	$(0.01)
Diluted	$0.04	$(0.05)	$0.02	$0.08	$(0.01)

Net income (loss) per share of common stock is computed independently for each quarter presented and is based on the average number of common and equivalent shares for the quarter. The sum of the quarterly net income (loss) per share of common stock for a year may not equal the total for the year due to rounding differences.

14.  Subsequent Events

                The Company has evaluated subsequent events after the balance sheet date of December 31, 2009.  Other than as described below, the Company is not aware of any subsequent events that would require recognition or disclosure in the consolidated financial statements.

On February 24, 2010, the Company adopted an amendment to its Rights Agreement dated as of June 14, 2000 between Frozen Food Express Industries, Inc. and Fleet National Bank, Rights Agent for the purpose of extending the Final Expiration Date of such agreement to June 13, 2013 from June 13, 2010.  A copy of the Amendment is included with this filing as Exhibit 4.1(a).

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

ITEM 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None

ITEM 9A.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.  There were no significant changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.   Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.  Further, the Company’s independent registered public accounting firm, Grant Thornton LLP, has audited and issued a report on the Company’s internal control over financial reporting as set forth in this annual report.

February 26, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Frozen Food Express Industries, Inc.

We have audited Frozen Food Express Industries, Inc. (a Texas Corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Frozen Food Express Industries, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Frozen Food Express Industries, Inc. and subsidiaries as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 26, 2010 expressed an unqualified opinion.

/ s/ Grant Thornton LLP
Dallas, Texas
February 26, 2010

ITEM 9B.   Other Information

None.

PART III

ITEM 10.   Directors and Executive Officers and Corporate Governance

A.    Directors of the Registrant .

The information in the “Outstanding Capital Stock; Principal Shareholders” and “Election of Directors” sections of our proxy statement for the annual meeting of stockholders to be held on May 19, 2010 is incorporated herein by reference.

B.    Executive Officers of the Registrant .

The information in the “Election of Directors” section of our proxy statement for the annual meeting of stockholders to be held on May 19, 2010 is incorporated herein by reference.

C.    Compliance with Section 16(a) of the Exchange Act .

The information in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our proxy statement for the annual meeting of stockholders to be held on May 19, 2010 is incorporated herein by reference.

D.    Procedure for Director Nominations by Security Holders .

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

E.     Audit Committee Financial Expert .

The information in the “Corporate Governance-Audit Committee” section of our proxy statement for the annual meeting of stockholders to be held on May 19, 2010 is incorporated herein by reference.

F.     Identification of the Audit Committee .

The information in the “Corporate Governance-Audit Committee” section of our proxy statement for the annual meeting of stockholders to be held on May 19, 2010 is incorporated herein by reference.

G.    Code of Business Conduct and Ethics for Senior Financial Management .

Our Code of Business Conduct and Ethics for Senior Financial Management applies to all of our executive officers, including our principal executive officer, principal financial officer and controller, and meets the requirements of the Securities and Exchange Commission.  We have posted our Code of Business Conduct and Ethics for Senior Financial Management on our website at www.ffeinc.com.  We intend to disclose any amendments to and any waivers from a provision of our Code of Business Conduct and Ethics for Senior Financial Management on our website within five business days following such amendment or waiver.

ITEM 11.   Executive Compensation

The information in the “Report of Compensation Committee of the Board of Directors” and “Executive Compensation” sections of our proxy statement for the annual meeting of stockholders to be held on May 19, 2010 is incorporated herein by reference.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

                The information in the “Outstanding Capital Stock” and “Executive Compensation” sections of our proxy statement for the annual meeting of stockholders to be held on May 19, 2010 is incorporated herein by reference.

ITEM 13.   Certain Relationships and Related Transactions, and Director   Independence

                The information in the “Corporate Governance” and “Transactions with Management and Directors” sections of our proxy statement for the annual meeting of stockholders to be held on May 19, 2010 is incorporated herein by reference.

ITEM 14.   Principal Accountant Fees and Services

                The information in the “Audit and Non-Audit Fees” section of our proxy statement for the annual meeting of stockholders to be held on May 19, 2010 is incorporated herein by reference.

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

FROZEN FOOD EXPRESS INDUSTRIES, INC.

Date: February 26, 2010	/s/	Stoney M. Stubbs, Jr.
Stoney M. Stubbs, Jr. Chairman of the Board and Chief Executive Officer

Date: February 26, 2010	/s/	John McManama
John McManama Interim Chief Financial Officer (Principal Financial and Accounting Officer)

               Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
FROZEN FOOD EXPRESS INDUSTRIES, INC.

Date: February 26, 2010	/s/	Stoney M. Stubbs, Jr.
Stoney M. Stubbs, Jr. Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: February 26, 2010	/s/	John McManama
John McManama Interim Chief Financial Officer (Principal Financial and Accounting Officer)

Date: February 26, 2010	/s/	S. Russell Stubbs
S. Russell Stubbs President and Director

Date: February 26, 2010	/s/	John Hickerson
John Hickerson Executive Vice President, Chief Operating Officer and Director

Date: February 26, 2010	/s/	Jerry T. Armstrong
Jerry T. Armstrong, Director

Date: February 26, 2010	/s/	W. Mike Baggett
W. Mike Baggett, Director

Date: February 26, 2010	/s/	Brian R. Blackmarr
Brian R. Blackmarr, Director

Date: February 26, 2010	/s/	Barrett D. Clark
Barrett D. Clark, Director

Date: February 26, 2010	/s/	Kevin Kilpatrick
Kevin Kilpatrick, Director

Date: February 26, 2010	/s/	T. Michael O’Connor
T. Michael O’Connor, Director

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Frozen Food Express Industries, Inc. (filed as Exhibit 3(i) to Registrant Current Report on Form 8-K filed on May 29, 2007 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on March 3, 2009 and incorporated herein by reference).
4.1
Rights Agreement dated as of June 14, 2000, between the Registrant and Fleet National Bank, which includes as exhibits, the form of the Rights Certificate and the Summary of Rights (filed as Exhibit 4.1 to Registrant's Form 8-A Registration Statement filed on June 19, 2000 and incorporated herein by reference).

4.1(a)	First Amendment to the Rights Agreement dated as of June 14, 2000, between the Registrant and Fleet National Bank, (filed as Exhibit 4.1(a) herewith).
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

10.2
Second Amended and Restated Credit Agreement among Comerica Bank-Texas as Administrative Agent, Collective Agent and Issuing Bank and FFE Transportation Services, Inc., as borrower, and certain of its affiliates as of September 2, 2009 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 8, 2009 and incorporated herein by reference).

10.2 (a)
First Amendment to the Second Amended and Restated Credit Agreement among Comerica Bank-Texas as Administrative Agent, Collective Agent and Issuing Bank and FFE Transportation Services, Inc., as borrower, and certain of its affiliates as of November 4, 2009 (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 and incorporated herein by reference).

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

10.6 (d)*	Fourth Amendment to Frozen Food Express Industries, Inc. 401(k) Savings Plan (filed as Exhibit 10.6 herewith).
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

10.14*
Amended and Restated Frozen Food Express Industries, Inc. 2005 Stock Incentive Plan (filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2009 and incorporated herein by reference).

10.14 (a)*
Form of Incentive Stock Option Agreement for use with the Frozen Food Express Industries, Inc. 2005 Stock Incentive Plan (filed as Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2005 and incorporated herein by reference).

10.15*	Form of Key Employee Supplemental Medical Plan (filed as Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated herein by reference).
10.16*	FFE Transportation Services, Inc. Management Phantom Stock Plan (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed February 22, 2006 and incorporated herein by reference).
10.17*	Summary of compensation arrangements with Stoney M. Stubbs, Jr. (filed as Exhibit 10.17 herewith).
10.18*
Summary of compensation arrangements with S. Russell Stubbs, effective January 1, 2009 (filed as Item 5.02 to Registrant's Current Report on Form 8-K filed on January 15, 2010 and incorporated herein by reference).

10.19*
Summary of compensation arrangements with John R. McManama, effective November 9, 2009 (filed as Item 5.02 to Registrant's Current Report on Form 8-K filed on November 9, 2009 and incorporated herein by reference).

10.20*	Summary of compensation arrangements with Timothy L. Stubbs effective January 25, 2010 (filed as Exhibit 10.20 herewith).
10.21*	Summary compensation arrangements of certain officers pursuant to Registrant’s Amended 2005 Executive Bonus and Restricted Stock Plan (filed as Exhibit 10.21 herewith).
10.22*	Summary of compensation arrangements with Ronald J. Knutson (incorporated by reference to Item 5.02 of Registrant’s Current Report on Form 8-K filed on January 20, 2009).
10.24*
Summary of compensation arrangements with John T. Hickerson, effective January 1, 2009 (filed as Item 5.02 to Registrant's Current Report on Form 8-K filed on January 15, 2010 and incorporated herein by reference).

11.1	Computation of basic and diluted net income or loss per share of common stock (incorporated by reference to Footnote 7 to the financial statements appearing as Item 8 of this Form 10-K).
14.1
Frozen Food Express Industries, Inc. Code of Business Conduct and Ethics (filed as Exhibit 14.1 to Registrant's Current Report on Form 8-K filed on November 20, 2009 and incorporated herein by reference).

14.2
Frozen Food Express Industries, Inc. Nominating and Corporate Governance Committee Charter (filed as Exhibit 14.2 to Registrant’s Current Report on Form 8-K filed on March 3, 2009 and incorporated herein by reference).

14.3
Frozen Food Express Industries, Inc. Policy Regarding Related Party Transactions (filed as Exhibit 14.2 to Registrant's Current Report on Form 8-K filed on November 20, 2009 and incorporated herein by reference).

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