Form 10-Q
period 2010-03-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2010-05-05
CIK 39273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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
Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes      ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.
Class	Number of Shares Outstanding
Common stock, $1.50 par value	17,206,713 at April 30, 2010

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Unaudited and in thousands, except per-share amounts)
Assets	March 31, 2010	December 31, 2009
Current assets
Cash and cash equivalents	$9,310	$3,667
Accounts receivable, net	38,195	41,318
Tires on equipment in use, net	5,051	5,592
Deferred income taxes	2,170	1,532
Property held for sale	1,019	1,019
Other current assets	7,348	12,706
Total current assets	63,093	65,834

Property and equipment, net	69,682	74,845
Other assets	4,255	5,121
Total assets	$137,030	$145,800

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$21,474	$23,773
Insurance and claims accruals	8,544	10,119
Accrued payroll and deferred compensation	5,195	3,837
Accrued liabilities	1,610	1,953
Total current liabilities	36,823	39,682

Deferred income taxes	7,492	9,009
Insurance and claims accruals	6,277	7,374
Total liabilities	50,592	56,065

Shareholders' equity
Common stock, $1.50 par value per share; 75,000 shares authorized;
18,572 shares issued	27,858	27,858
Additional paid-in capital	3,014	2,923
Retained earnings	66,449	70,172
	97,321	100,953
Treasury stock (1,442 and 1,477 shares), at cost	(10,883)	(11,218)
Total shareholders' equity	86,438	89,735
Total liabilities and shareholders’ equity	$137,030	$145,800

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
 (Unaudited and in thousands, except per-share amounts)

	Three Months Ended March 31,
	2010	2009
Revenue	$85,842	$92,207
Operating expenses
Salaries, wages and related expenses	28,109	31,763
Purchased transportation	18,117	20,568
Fuel	15,844	13,769
Supplies and maintenance	10,613	12,253
Revenue equipment rent	8,781	9,783
Depreciation	3,987	4,590
Communications and utilities	1,174	1,268
Claims and insurance	2,834	4,489
Operating taxes and licenses	1,097	1,290
Gain on sale of property and equipment	(331)	(134)
Miscellaneous	1,179	1,089
Total operating expenses	91,404	100,728
Loss from operations	(5,562)	(8,521)
Interest and other (income) expense
Interest income	(11)	(4)
Interest expense	42	4
Equity in earnings of limited partnership	(40)	(56)
Life insurance and other	146	308
Total interest and other expense	137	252
Loss before income taxes	(5,699)	(8,773)
Income tax benefit	(1,976)	(2,652)
Net loss	$(3,723)	$(6,121)

Net loss per share of common stock
Basic	$(0.22)	$(0.36)
Diluted	$(0.22)	$(0.36)
Weighted average shares outstanding
Basic	17,092	16,908
Diluted	17,092	16,908
Dividends declared per common share	$-	$0.03

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
 (Unaudited and in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net loss	$(3,723)	$(6,121)
Non-cash items included in net loss
Gain on sale of property and equipment	(331)	(134)
Depreciation and amortization	5,220	5,765
Provision for losses on accounts receivable	327	199
Deferred income taxes	(2,155)	(2,726)
Deferred compensation	351	(294)
Investment income	(40)	(56)
Change in operating assets and liabilities
Accounts receivable	2,796	11,966
Tires on equipment in use	(581)	(916)
Other current assets	5,282	(818)
Accounts payable	(1,627)	(894)
Insurance and claims accruals	(2,672)	921
Accrued liabilities, payroll and other	1,029	453
Net cash provided by operating activities	3,876	7,345

Cash flows from investing activities
Property and equipment purchases	(2,098)	(6,694)
Proceeds from sale of property and equipment	3,010	4,023
Cash distributions from investments	718	211
Other	76	295
Net cash provided by (used in) investing activities	1,706	(2,165)

Cash flows from financing activities
Proceeds from borrowings	10,407	10,000
Payments against borrowings	(10,407)	(10,000)
Dividends paid	0	(516)
Income tax benefit of stock options and restricted stock	14	5
Proceeds from capital stock transactions, net	113	(139)
Purchases of treasury stock	(66)	94
Net cash provided by (used in) financing activities	61	(556)

Net increase in cash and cash equivalents	5,643	4,624
Cash and cash equivalents at beginning of period	3,667	1,308
Cash and cash equivalents at end of period	$9,310	$5,932

See accompanying notes to consolidated condensed financial statements.

 Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Statement of Shareholders' Equity
 (Unaudited and in thousands)

	Common Stock		Additional
	Shares	Par	Paid in	Retained	Treasury Stock
	Issued	Value	Capital	Earnings	Shares	Cost	Total
January 1, 2009	18,572	$27,858	$5,412	$87,103	1,813	$(13,922)	$106,451
Net loss	-	-	-	(16,415)	-	-	(16,415)
Treasury stock reacquired	-	-	-	-	39	(161)	(161)
Retirement plans	-	-	(15)	-	4	(25)	(40)
Exercise of stock options	-	-	(171)	-	(35)	267	96
Restricted stock	-	-	(2,270)	-	(344)	2,623	353
Dividends	-	-	-	(516)	-	-	(516)
Tax expense of stock options	-	-	(33)	-	-	-	(33)
December 31, 2009	18,572	27,858	2,923	70,172	1,477	(11,218)	89,735
Net loss	-	-	-	(3,723)	-	-	(3,723)
Treasury stock reacquired	-	-	-	-	18	(66)	(66)
Retirement plans	-	-	(72)	-	(17)	126	54
Exercise of stock options	-	-	(192)	-	(40)	305	113
Restricted stock	-	-	341	-	4	(30)	311
Dividends	-	-	-	-	-	-	-
Tax benefit of stock options	-	-	14	-	-	-	14
March 31, 2010	18,572	$27,858	$3,014	$66,449	1,442	$(10,883)	$86,438

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
Three Months Ended March 31, 2010
  (Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated condensed financial statements include Frozen Food Express Industries, Inc., a Texas corporation, and our subsidiary companies, all of which are wholly-owned (collectively, the “Company”).  Our statements have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial statements, and therefore do not include all information and disclosures required by US GAAP for complete financial statements.  In the opinion of management, such statements reflect all adjustments consisting of normal recurring adjustments considered necessary to fairly present our consolidated financial position, results of operations, shareholders’ equity and cash flows for the interim periods presented. The results of operations for any interim period do not necessarily indicate the results for the full year.  The unaudited interim consolidated condensed financial statements should be read with reference to the consolidated financial statements and notes to consolidated financial statements in our 2009 Annual Report on Form 10-K.  All intercompany balances and transactions have been eliminated in consolidation.

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

3.    Long-term Debt

As of March 31, 2010, the Company had a secured committed credit facility (the “Credit Facility”) that expires in September 2011 for which no amounts were outstanding.  The Company may borrow an amount not to exceed the lesser of (i) $25.0 million or (ii) the approved total accounts receivable borrowing base, as defined by the Credit Facility, both adjusted for letters of credit and other debt (as defined in the agreement), or (iii) a multiple of a measurement of cash flow.  At March 31, 2010, there were no amounts borrowed under the Credit Facility; however, we had $3.2 million of standby letters of credit primarily for our self-insurance programs, which reduced the availability to $21.8 million.   The Credit Facility bears interest at a spread over the London Interbank Offered Rate (“LIBOR”).

The Credit Facility contains covenants which, among other matters, required the Company to maintain certain financial ratios during the first quarter of 2010, including debt to earnings before interest, taxes, depreciation and rents not to exceed 2.75:1.0, a minimum fixed charge ratio of 1.10:1.0, and minimum tangible net worth of $80.0 million adjusted for earnings and other equity activity.  The ratios adjust during the course of the year, as discussed in Item 2. under “Liquidity and Capital Resources”.  The Credit Facility also places certain restrictions on the payment of dividends and the purchase and sale of assets.  The Credit Facility is secured by substantially all of the assets of the Company and its affiliates.  At March 31, 2010, our EBITDAR was $38.4 million.  Our fixed charges were $29.1 million, resulting in a fixed charge coverage ratio of 1.32:1.0.  Our funded debt as defined in the agreement was $89.6 million, resulting in funded debt to EBITDAR ratio of 2.33:1.0.   Our tangible net worth as defined by the agreement was $85.0 million keeping in compliance with the agreement.

4.    Income Taxes

Our income is taxed in the United States of America and various state jurisdictions. Our federal returns for 2006 and after are presently subject to further examination by the Internal Revenue Service.  State returns are filed in most state jurisdictions, with varying statutes of limitations.

US GAAP requires that, for interim periods, we project full-year income and permanent differences between book income and taxable income in order to calculate an effective tax rate for the entire year.  That projected effective tax rate is used to calculate our income tax provision or benefit for the interim periods’ year-to-date financial results.

For the three months ended March 31, 2010, our effective tax benefit rate (income tax benefit divided by loss before income taxes) was 34.7% compared to 30.2% for the same period a year ago.   The difference between our effective tax rate and the federal statutory rate of 35% is primarily attributable to state income taxes and non-deductible driver related expenses.

5.    Loss per common share

Basic and diluted loss per common share were computed as follows:

	Three Months Ended March 31,
	(in thousands, except per share amounts)
	2010	2009
Numerator:
Net loss	$(3,723)	$(6,121)

Denominator:
Basic-weighted average shares	17,092	16,908
Effect of dilutive stock options	-	-
Diluted-weighted average shares	17,092	16,908

Basic loss per common share	$(0.22)	$(0.36)
Diluted loss per common share	$(0.22)	$(0.36)

                Options totaling 556,000 and 616,000 shares were outstanding but were not included in the calculation of diluted weighted average shares for 2010 and 2009, respectively, as their exercise prices were greater than the average market price of the common shares.  The Company excluded all common stock equivalents in 2010 and 2009 as the effect was anti-dilutive due to the net loss.

6.    Related Party Transactions

The Company purchases most of the trailers and trailer refrigeration units we use in our operations from W&B Service Company, L.P. ("W&B"), an entity in which we own a 19.9% equity interest, and also relies upon W&B to provide routine maintenance and warranty repair of the trailers and refrigeration units.  The Company accounts for that investment under the equity method of accounting.

During the three-month periods ended March 31, 2010 and 2009, the Company purchased $36,000 and $38,000, respectively, in trailers and refrigeration units from W&B.  During the three-month periods ended March 31, 2010 and 2009, we paid W&B $130,000 and $302,000, respectively, for maintenance and repair services, accessories, and parts.   As of March 31, 2010 and 2009, our accounts payable included amounts owed to W&B of $485,000 and $317,000, respectively, for the purchase of parts and repair services.  Cash distributions to us from W&B’s earnings were $718,000 and $211,000 for the first quarter 2010 compared to 2009.

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

None.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated condensed financial statements and our Annual Report on Form 10-K for the year ended December 31, 2009.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those included in our Form 10-K, Part I, Item 1A for the year ended December 31, 2009.  We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

OVERVIEW

Although the U.S. economy has shown some signs of recovery over the past several months, with extremely poor weather adding to the challenges of the transportation sector in January and February of 2010, we continued to be concerned about a lack of traction in the economy.  As a result, we managed our operations for continued economic weakness in the short-term while continuing long-term plans pointed at an eventual recovery.  We have continued to invest in technology upgrades that we anticipate will pay dividends in the coming months, as well as provide long-term benefits through improved operational efficiency and tracking capabilities.  Our equipment replacement continues on schedule, which allows us to maintain an average tractor age of 2.3 years.  We aggressively managed cash, allowing us to finish the first quarter of 2010 with no debt and appropriate cash reserves.  Our focus has remained on providing excellence in all of our service offerings while remaining diligent to improve our margins through targeted pricing programs and efficient use of our assets.

Despite continued poor weather in March 2010, we began to see some increased demand for our services.  Economic indicators have become more positive and there has been some strain on available trucking capacity.  With increased shipper demand and improving rates, we decided to place previously idled equipment back into service. We are hopeful this increased demand for trucking capacity will continue in the second quarter of 2010, but will remain prudent in our approach.

We generate our revenue from truckload, less-than-truckload (“LTL”), dedicated and brokerage services we provide to our customers.  Generally, we are paid either by the mile, the weight or the number of trucks being utilized by our dedicated service customers.  We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention and other ancillary services.  The main factors that affect our revenue are the rate per mile we receive from our customers, the percentage of miles for which we are compensated and the number of miles we generate with our equipment.  These factors relate to, among other things, the United States economy, inventory levels, the level of truck capacity in the transportation industry and specific customer demand.  We monitor our revenue production primarily through average revenue per truck per week, net of fuel surcharges, revenue-per-hundredweight for our LTL services, empty mile ratio, revenue per loaded (and total) miles, the number of linehaul shipments, loaded miles per shipment and the average weight per shipment.  The economic conditions of 2009 had a negative impact on virtually all metrics that reflect profitability, and those conditions generally continued into the first quarter of 2010.  We continue to manage overhead expense, improve capacity utilization and support pricing initiatives.  Such efforts initiated in 2009 provided some benefit in the first quarter of 2010.

For the first quarter of 2010, our total operating revenue decreased by $6.4 million, or 6.9%.  Our operating revenue, net of fuel surcharges, decreased $9.7 million, or 11.7%, to $73.3 million from $83.0 million in 2009.  Excluding fuel surcharges, our average revenue per tractor per week increased 0.8%, due to a 12.3% decrease in the average weekly trucks in service, which was partially offset by an increase in our empty mile ratio to 10.7% from 9.6%.  Our truckload revenue decreased $7.5 million, or 14.3%, primarily due to the decline in loaded truckload miles resulting from the ongoing over-capacity in the market and partially due to weather related work stoppage.  Despite the continued capacity challenges in the freight industry, our truckload revenue per loaded mile improved to $1.44 compared to $1.39 in 2009, an increase of 3.6%.  LTL tonnage levels dropped 2.4% as a result of the ongoing economic pressure, while revenue per hundredweight decreased 4.2% to $13.89 in 2010 from $14.50 in 2009 due to aggressive pricing competition for the available tonnage in the market.  Dedicated revenue represented 4.9% of our revenue in 2010 versus 5.7% in 2009, while brokerage revenue decreased to 2.3% of our revenues in 2010 compared to 2.6% in 2009.

The impact of operating expense on our profitability is primarily influenced by variable costs associated with transporting freight for our customers, fixed costs, and expenses with both variable and fixed components. Variable costs include fuel expense, driver-related expenses such as wages, benefits, training, and recruitment, other hourly wages related to the production of revenue, and independent contractor costs, which are recorded under purchased transportation.  Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we drive, but also have a controllable component based on safety, fleet age, efficiency and other factors.  Our main fixed costs relate to the acquisition and financing of long-term assets, such as revenue equipment and service centers.  Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors in managing our business.  For example, fuel prices fluctuated dramatically and quickly at various times during the last several years. We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as through volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our service centers.  To help further reduce fuel expense, we manage the maximum rate of speed and purchase certain tractors with opti-idle technology, which monitors the temperature of the cab and allows the engine to operate more efficiently while not on the road.

                Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 106.5% for the first quarter of 2010 compared with 109.2% over the same period in 2009.  Our operating expenses decreased at a higher rate than our revenue mainly due to salaries, wages and related expenses, purchased transportation, lower claims and insurance costs, lower equipment rent and lower supplies and expenses compared to 2009.  Our loss per basic and diluted share improved 38.9% in the first quarter of 2010 to $0.22 compared to $0.36 over the same period in 2009.

                Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At March 31, 2010, we had no outstanding borrowings under our Credit Facility and $86.4 million in shareholders’ equity.  In the first quarter of 2010, we added approximately $2.1 million of new revenue equipment and had $3.0 million of sales proceeds from dispositions, and recognized a gain of $0.3 million on the disposition of used equipment.  These capital expenditures were funded with cash flows from operations.  We estimate capital expenditures, net of proceeds from dispositions, will range from $8-$11 million in 2010, which would be consistent with our recent activity and the expected mix of capital expenditures and operating leases.

The following table summarizes and compares the significant components of revenue and presents our operating ratio and revenue per truck per week for each of the three-month periods ended March 31:

Revenue from: (a)	2010	2009
Temperature-controlled services	$25,423	$32,586
Dry-freight services	15,268	14,534
Total truckload linehaul services	40,691	47,120
Dedicated fleets	4,225	5,286
Total truckload	44,916	52,406
Less-than-truckload linehaul services	25,267	27,033
Fuel surcharges	12,534	9,157
Brokerage	2,011	2,441
Equipment rental	1,114	1,170
Total revenue	85,842	92,207

Operating expenses	91,404	100,728
Loss from freight operations	$(5,562)	$(8,521)
Operating ratio (b)	106.5%	109.2%

Total truckload revenue	$44,916	$52,406
Less-than-truckload revenue	25,267	27,033
Total linehaul and dedicated services revenue	$70,183	$79,439

Weekly average trucks in service	1,751	1,997
Revenue per truck per week (c)	$3,118	$3,094

Computational notes:
(a)	Revenue and expense amounts are stated in thousands of dollars.
(b)	Operating expenses divided by total revenue.
(c)	Average daily revenue, times seven, divided by weekly average trucks in service.

                The following table summarizes and compares selected statistical data relating to our freight operations for each of the three-month periods ended March 31:

Truckload	2010	2009
Total linehaul miles (a)	31,630	37,456
Loaded miles (a)	28,238	33,855
Empty mile ratio (b)	10.7%	9.6%
Linehaul revenue per total mile (c)	$1.29	$1.26
Linehaul revenue per loaded mile (d)	$1.44	$1.39
Linehaul shipments (a)	30.7	36.6
Loaded miles per shipment (e)	921	925
LTL
Hundredweight	1,819,678	1,864,253
Shipments (a)	59.1	61.6
Linehaul revenue per hundredweight (f)	$13.89	$14.50
Linehaul revenue per shipment (g)	$427	$439
Average weight per shipment (h)	3,079	3,029

Computational notes:
(a)	Amounts are stated in thousands.
(b)	Total truckload linehaul miles less truckload loaded miles, divided by total truckload linehaul miles.
(c)	Revenue from truckload linehaul services divided by total truckload linehaul miles.
(d)	Revenue from truckload linehaul services divided by truckload loaded miles.
(e)	Total truckload loaded miles divided by number of truckload linehaul shipments.
(f)	LTL revenue divided by LTL hundredweight.
(g)	LTL revenue divided by number of LTL shipments.
(h)	LTL hundredweight times one hundred divided by number of shipments.

The following table summarizes and compares the makeup of our fleet between company-provided tractors and tractors provided by independent contractors as of March 31:

	2010	2009
Total company tractors available	1,461	1,551
Total owner-operator tractors available	393	415
Total tractors available	1,854	1,966
Total trailers available	3,493	3,996

Comparison of Three Months Ended March 31, 2010 to Three Months Ended March 31, 2009

The following table sets forth revenue, operating income, operating ratios and revenue per truck per week and the dollar and percentage changes of each:

Revenue from (a)	2010	2009	Dollar Change 2010 vs. 2009	Percentage Change 2010 vs. 2009
Temperature-controlled services	$25,423	$32,586	$(7,163)	(22.0)%
Dry-freight services	15,268	14,534	734	5.0
Total truckload linehaul services	40,691	47,120	(6,429)	(13.6)
Dedicated services	4,225	5,286	(1,061)	(20.1)
Total truckload	44,916	52,406	(7,490)	(14.3)
Less-than-truckload linehaul services	25,267	27,033	(1,766)	(6.5)
Fuel surcharges	12,534	9,157	3,377	36.9
Brokerage	2,011	2,441	(430)	(17.6)
Equipment rental	1,114	1,170	(56)	(4.8)
Total revenue	85,842	92,207	(6,365)	(6.9)

Operating expenses	91,404	100,728	(9,324)	(9.3)
Loss from operations	$(5,562)	$(8,521)	$2,959	34.7%
Operating ratio (b)	106.5%	109.2%

Total truckload revenue	$44,916	$52,406	$(7,490)	(14.3)%
Less-than-truckload linehaul revenue	25,267	27,033	(1,766)	(6.5)
Total linehaul and dedicated services revenue	$70,183	$79,439	$(9,256)	(11.7)%

Weekly average trucks in service	1,751	1,997	(246)	(12.3)%
Revenue per truck per week (c)	$3,118	$3,094	$24	0.8%

Computational notes:
(a)	Revenue and expense amounts are stated in thousands of dollars.
(b)	Operating expenses divided by total revenue.
(c)	Average daily revenue, times seven, divided by weekly average trucks in service.

Total revenue decreased $6.4 million, or 6.9%, to $85.8 million in 2010 from $92.2 million in 2009.  Excluding fuel surcharges, our revenue decreased $9.7 million, or 11.7%, to $73.3 million from $83.0 million in 2009.

                Truckload revenue, excluding fuel surcharges, decreased $7.5 million, or 14.3%, to $44.9 million from $52.4 million in 2009.  Truckload revenues declined primarily due to excess capacity in the industry and our reluctance to compete on pricing, rather than service.  This resulted in a 16.6% decrease in loaded miles, to 28.2 million from 33.8 million in 2009.  The reduction in loaded miles and poor weather over the first quarter of 2010 combined to produce an increase in our empty mile ratio from 9.6% in 2009 to 10.7% in 2010.   Despite the challenging truckload environment, as a result of our focus on improving our yield, truckload revenue per loaded mile increased to $1.44 in 2010 from $1.39 in 2009 as we continued to review lane-specific pricing to optimize margins.

LTL revenue decreased $1.7 million, or 6.5%, to $25.3 million from $27.0 million.  The decline in revenue was primarily driven by a 2.4% decline in tonnage to 182.0 million pounds from 186.4 million in 2009 and the resultant pricing pressure that pushed our revenue per hundredweight to $13.89 in the first quarter of 2010 compared to $14.50 per hundredweight in the first quarter of 2009.

Fuel surcharges represent the cost of fuel that we are able to pass along to our customers based upon changes in the Department of Energy’s weekly indices.  The cost of fuel has increased from the first quarter of 2009, resulting in increased fuel surcharges of $3.4 million, or 36.9%, for the quarter.  The higher fuel surcharge is offset by increased fuel costs to the Company within fuel and purchased transportation expenses.

                The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations and those items as a percentage of revenue:

	(in thousands) Dollar Change	Percentage Change	Percentage of Revenue
	2010 vs 2009	2010 vs 2009	2010	2009
Revenue	$(6,365)	(6.9)%	100.0%	100.0%

Operating Expenses
Salaries, wages and related expenses	(3,654)	(11.5)	32.7	34.4
Purchased transportation	(2,451)	(11.9)	21.1	22.3
Fuel	2,075	15.1	18.5	14.9
Supplies and maintenance	(1,640)	(13.4)	12.4	13.3
Revenue equipment rent	(1,002)	(10.2)	10.2	10.6
Depreciation	(603)	(13.1)	4.6	5.0
Communications and utilities	(94)	(7.4)	1.4	1.4
Claims and insurance	(1,655)	(36.9)	3.3	4.9
Operating taxes and licenses	(193)	(15.0)	1.3	1.4
Gain on sale of property and equipment	(197)	147.0	(0.4)	(0.1)
Miscellaneous	90	8.3	1.4	1.1
Total Operating Expenses	$(9,324)	(9.3)%	106.5%	109.2%

Total operating expenses for the first quarter of 2010 decreased $9.3 million, or 9.3%, to $91.4 million from $100.7 million in 2009.  The operating ratio decreased to 106.5% from 109.2% in 2009 reflecting the continued emphasis on both variable and fixed cost reductions.

Salaries, wages and related expenses consist of compensation for our employees, including drivers and non-drivers.  It also includes employee-related costs, including the costs of payroll taxes, work-related injuries, group health insurance and other fringe benefits.  The most variable of the salary, wage and related expenses is driver pay, which is affected by the mix of company drivers and owner-operators in our fleet as well as in the efficiency of our over-the-road operations.  Driver salaries including per diem costs decreased $2.1 million, or 11.8%, primarily due to a decrease in total miles.  Non-driver salaries decreased $0.6 million as a result of cost containment initiatives implemented in 2009.  Group health insurance costs decreased by $0.9 million due to a decrease in quantity and severity of claims incurred in the quarter.

Purchased transportation expense consists of payments to independent contractors for the equipment and services they provide, payments to other motor carriers who handle our brokerage services and to various railroads for intermodal services.  It also includes fuel surcharges paid to our independent contractors for which we charge our customers.  These expenses are highly variable with revenue and/or the mix of Company drivers versus independent contractors.  Purchased transportation expense decreased $2.5 million, or 11.9%, in 2010 from 2009.  Purchased transportation expense related to our intermodal service decreased by $0.2 million excluding fuel surcharges, or 5.9%, compared to 2009 as our intermodal movements declined.  The portion of our purchased transportation connected with our truckload and LTL services decreased $2.5 million, excluding fuel surcharges, primarily reflecting a decrease in the number of independent contractors utilized during the first quarter of 2010.  Purchased transportation associated with our brokerage services decreased $0.3 million, or 17.1%, compared to 2009, as the result of a similar decrease in brokerage revenue.  Fuel payments to our independent contractors increased from $2.0 million in the first quarter of 2009 to $2.6 million in the first quarter of 2010 due to an increase in fuel surcharges driven by higher fuel prices.

Fuel expense and fuel taxes increased by $2.0 million, or 15.1%, to $15.8 million from $13.8 million in 2009.   The increase was primarily due to a 29.9% increase in fuel prices as reflected in the Department of Energy’s Fuel Index.  A 2.3% improvement in miles per gallon to 6.23 in 2010 from 6.09 in 2009 helped to offset the increase.  The increase in fuel economy is attributable to reduced idling and other efficiency improvements. We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover a portion of increasing fuel prices through fuel surcharges and rates to our customers.

Supplies and maintenance expenses primarily consist of repairs, maintenance and tires along with load specific expenses including loading/unloading, tolls, pallets, pickup and delivery and recruiting.  Supplies and maintenance costs decreased $1.6 million, or 13.4%, from 2009 and also declined as a percentage of total revenue to 12.4% from 13.3%.  This decrease was primarily driven by reductions in various miscellaneous operating expenses of approximately $0.5 million and lower fleet repairs and maintenance costs of approximately $0.8 million, as fewer trucks were in service.  Significant repairs to our equipment are generally covered by manufacturers’ warranties.

Total revenue equipment rent decreased $1.0 million, or 10.2%, to $8.8 million from $9.8 million in 2009.  The decrease is primarily due to a decrease in the average number of tractors under lease during the first quarter of 2010 to 1,157 compared to 1,290 during the first quarter of 2009.   The average cost of equipment will increase as we replace older equipment with new equipment.  We expect equipment rent expense to increase in future periods as a result of higher prices of new equipment as our leased versus owned ratio increases.

Depreciation relates to owned tractors, trailers, communications units, service centers and other assets. Gains or losses on dispositions of revenue equipment are set forth in a separate line item within our statements of operations. Depreciation expense decreased $0.6 million, or 13.1%, as older equipment was disposed and replaced with newer leased equipment.  Depreciation expense is also dependent upon the mix of Company-owned equipment versus leased equipment.  Future depreciation expense will also be impacted by our leasing decisions.

Claims and insurance expenses consist of the costs of premiums for insurance accruals we make within our self-insured retention amounts, primarily for personal injury, property damage, physical damage and cargo claims.  These expenses will vary and are dependent on the frequency and severity of accidents, our self-insured retention amounts and the insurance market. Claims and insurance costs decreased by $1.7 million, or 36.9%, to $2.8 million from $4.5 million in 2009.  The decrease was primarily due to a decrease in both the quantity and severity of claims incurred.  The Company is responsible for the first $4.0 million on personal injury and property damage liability claims and 25% of the claim amount between $4.0 million and $10.0 million.  The Company has excess coverage from $10.0 million to $50.0 million.  Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, a claim that approaches the maximum self-insured retention level, or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

The Company’s effective tax benefit rate increased to 34.7% in 2010 from 30.2% in 2009 primarily due to reductions in permanent differences between book and taxable income.  We pay our drivers a per-diem allowance for travel related expenses for which we are only able to deduct 80% for tax purposes.  This, along with other non-deductible items for tax, impacted the change in our tax rate from 2009.

As a result of factors described above, our net loss decreased to $3.7 million compared to a net loss of $6.1 million in 2009.  Our net loss per share in the first quarter of 2010 improved to $0.22 per diluted share from a loss of $0.36 per diluted share in the first quarter of 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. Our primary sources of liquidity are funds provided by operations, our Credit Facility and our ability to enter into equipment leases with various financing institutions.  A portion of our tractor fleet is provided by independent contractors who own and operate their own equipment.  We have no capital expenditure requirements relating to those drivers who own their tractors or obtain financing through third parties. However, to the extent we purchase tractors and extend financing to the independent contractors through our tractor purchase program, we have an associated capital expenditure requirement.

                In November 2007, our Board of Directors approved a share repurchase program to repurchase up to one million shares of our common stock.  This program is intended to be implemented through purchases made in either the open market or through private transactions.  The timing and extent to which we will repurchase shares depends on market conditions and other corporate considerations.  We made no open market purchases in 2010 or 2009 and have available approximately 917,900 shares that can be repurchased from that and previous authorizations. The repurchase program does not have an expiration date.

The table below reflects our net cash flows provided by (used in) operating activities, investing activities and financing activities and outstanding debt, including current maturities, for the periods indicated.

	(in thousands)
	Three Months Ended March 31,
	2010	2009
Net cash flows provided by operating activities	$3,876	$7,345
Net cash flows provided by (used in) investing activities	1,706	(2,165)
Net cash flows provided by (used in) financing activities	61	(556)
Debt at March 31	-	-

For the three months ended March 31, 2010, we purchased $2.1 million of new revenue and service equipment, and recognized a gain of $0.3 million on the disposition of used equipment.  We generated $3.9 million of cash flows from operating activities primarily driven by a $4.7 million tax refund, aided by a decrease in our accounts receivable and other current asset balances, but partially offset by a decrease in accounts payable balances as compared to our total expenditures.  Our net capital expenditures were primarily funded with cash flows from operations.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, current borrowing availability and sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.  We estimate that capital expenditures, net of proceeds from dispositions, will range from $8-$11 million in 2010, which would be consistent with our recent activity and the expected mix of capital expenditures and operating leases.

We establish credit terms with our customers based upon their financial strength and their historical payment pattern.   Many of our largest customers under contract are Fortune 500 companies.  Given the current economic conditions, we have placed additional emphasis on our review of significant outstanding receivable balances.  Accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectability of these receivables, we perform ongoing credit evaluations of our customers’ financial condition.  Through these evaluations, we may become aware of a situation in which a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  Our allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  Invoice balances over 30 days after the contractual due date are considered past due per our policy and are reviewed individually for collectability.  During the first quarter of 2010, we increased our reserve for doubtful accounts by $318,000 from December 31, 2009 due to an increase in our aged receivables.  Initial payments by new customers are monitored for compliance with contractual terms.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential recovery is considered remote.

The Credit Facility provides for a secured, committed credit facility maturing in September 2011, with an aggregate availability of $25.0 million.  We may borrow an amount not to exceed the lesser of $25.0 million, the approved total accounts receivable borrowing base, as defined by the Credit Facility, adjusted for letters of credit and other debt (as defined in the agreement), or a multiple of a measurement of cash flow.  Per the Credit Facility, the borrowing base is limited to 85% of the eligible accounts receivable balance, which excludes amounts past due beyond 90 days, undelivered revenue, and the current portion of freight claims.  At March 31, 2010, there were no amounts borrowed under the Credit Facility; however, we had $3.2 million of standby letters of credit primarily for our self-insurance programs, which reduced the availability to $21.8 million.   The Credit Facility bears interest at a spread over the London Interbank Offered Rate (“LIBOR”).

The Credit Facility contains several covenants, which include the following:

•
The ratio of our annual earnings before interest, taxes, depreciation, amortization and lease and rental (as defined in the Credit Facility, “EBITDAR”) to the amount of our annual fixed charges, also referred to as the fixed charge coverage ratio, may not be less than 1.10:1.0 at March 31, 2010.  This ratio adjusts through the year per the schedule below.  Fixed charges generally include interest payments, rental expense, taxes paid, dividends paid and payments due on outstanding debt.

•
The ratio of our funded debt to EBITDAR may not exceed 2.75:1.0. This ratio will also adjust per the schedule below.  Funded debt generally includes the amount borrowed under the Credit Facility or similar arrangements, letters of credit and the aggregate minimum amount of operating lease payments we are obligated to pay in the future.

•
Our tangible net worth must be no less than $80.0 million at March 31, 2010 and remain an amount no less than $75.0 million according to the schedule below. Tangible net worth is generally defined as our net shareholders' equity minus intangible and certain other assets plus 100% of any cash we receive from the issuance of equity securities.

•	The annual amount of our net expenditures for property and equipment during any twelve month period may not be more than $12.5 million.
•	The amount available for acquisitions may not exceed $3.5 million in any fiscal year.
•	The interest rate spread over LIBOR changes based upon achieving various EBITDAR to fixed charge ratios.
•	Payments of dividends are generally limited by the ratio of our EBITDAR to fixed charges and the profitability of the previous quarter.

Periods Ending	EBITDAR to Fixed Charges	Funded Debt to EBITDAR	(in thousands) Minimum Tangible Net Worth
March 2010 – May 2010	1.10:1.0	2.75:1.0	$80,000
June 2010 – August 2010	1.20:1.0	2.75:1.0	75,000
Subsequent to August 2010	1.25:1.0	2.50:1.0	75,000

At March 31, 2010, our EBITDAR was $38.4 million.  Our fixed charges were $29.1 million, resulting in a fixed charge coverage ratio of 1.32.  Our funded debt as defined in the agreement was $89.6 million, resulting in funded debt to EBITDAR ratio of 2.33.   Our tangible net worth as defined by the agreement was $85.0 million keeping in compliance with the agreement.   Maintaining a credit facility is imperative for us to continue our operations by allowing us to manage our working capital and acquire revenue equipment that is essential to our operations.  Should we not be able to meet these covenants, amounts outstanding may become payable immediately and our ability to make future draws on the Credit Facility may be limited.  We are in compliance with all of the covenants under the Credit Facility as of March 31, 2010 and anticipate our compliance will continue.

The following is a summary of our contractual obligations as of March 31, 2010:

	(in thousands)
	Total	2010	2011-2012	2013-2014	After 2014
Letters of credit	$3,235	$2,661	$574	$-	$-
Purchase obligations	40,250	40,250	-	-	-
Operating leases obligations
Rentals	86,338	23,445	41,967	12,322	8,604
Residual guarantees	10,243	724	7,142	2,377	-
	$140,066	$67,080	$49,683	$14,699	$8,604

The purchase obligations are commitments primarily for replacement tractors that will be received ratably over the course of the year.  Financing has been secured for operating leases on all tractors under these commitments.

Off-Balance Sheet Arrangements

As of March 31, 2010, we had 1,137 tractors and 2,023 trailers under operating leases with varying termination dates ranging from April 2010 through October 2015 with rental obligations of $86.3 million.  Rent expense related to operating leases involving vehicles during the first quarters of 2010 and 2009 was $8.8 million and $9.8 million, respectively.  We maintain standby letters of credit related to self-insured programs in the amount of $3.2 million.  These standby letters of credit allow the Company to self-insure a portion of its insurance exposure.

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

                In addition to inflation, fluctuations in fuel prices can affect our profitability. We require substantial amounts of fuel to operate our tractors and power the temperature-control units on our trailers. Substantially all of our contracts with customers contain fuel surcharge provisions. Although we historically have been able to pass through most long-term increases in fuel prices and related taxes to our customers in the form of surcharges and higher rates, such increases usually are not fully recovered.  We do not currently hedge our exposure to fuel prices through financial derivatives.

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

Our tractor productivity generally decreases during the winter season as inclement weather impedes operations and some shippers typically reduce their shipments as there is less need for temperature control during colder months than warmer months. At the same time, operating expenses generally increase with harsh weather creating higher accident frequency, increased claims and more equipment repairs.  To the extent that extreme weather patterns increase in severity or frequency due to climate changes, we would expect to see an increase in the effect of inclement or extreme weather patterns.  We do not have the ability to forecast these potential changes or impact of these changes.

Effects of Climate Change and Climate Change Regulation

Greenhouse gas emissions have increasingly become the subject of a large amount of international, national, regional, state and local attention. Cap and trade initiatives to limit greenhouse gas emissions have been introduced in the EU (“European Union”). Similarly, numerous bills related to climate change have been introduced in the United States Congress, which could adversely impact all industries. In addition, future regulation of greenhouse gases could occur pursuant to future U.S. treaty obligations, statutory or regulatory changes under the Clean Air Act or new climate change legislation.  It is uncertain whether any of these initiatives will be implemented, although, based on published media reports, we believe it is not reasonably likely the current proposed initiatives will be implemented without substantial modification. If such initiatives are implemented, restrictions, caps, taxes, or other controls on emissions of greenhouse gases, including diesel exhaust, could significantly increase our operating costs. Restrictions on emissions could also affect our customers that use significant amounts of energy or burn fossil fuels in producing or delivering the products we carry including, but not limited to, food producers and distributors. Although significant cost increases, government regulation, and changes of consumer needs or preferences for goods or services relating to alternative sources of energy or emissions reductions or changes in our customers' shipping needs could materially affect the markets for the products we carry, which in turn could have a material adverse effect on our results of operations, financial condition, and liquidity, or, in the alternative, could result in increased demand for our transportation services, we are currently unable to predict the manner or extent of such effect.

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

Accounts Receivable.  We are dependent upon contracts with significant customers that generate a large portion of our revenue.  Accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectability of these receivables, we perform ongoing credit evaluations of our customers’ financial condition.  Through these evaluations, we may become aware of a situation in which a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  We perform ongoing reviews of the adequacy of our allowance for doubtful accounts.  Invoice balances past the contractual due date are considered past due per our policy and the customer balances are reviewed for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential recovery is considered remote.

Revenue Recognition.  The Company recognizes revenue and the related direct costs on the date the freight is picked up from the shipper.  One of the preferable methods under US GAAP provides the recognition of revenue and direct costs when the shipment is completed.  Changing to this method would not have a material impact on the quarterly financial results or operations of the Company.

Property and Equipment.  The transportation industry is capital intensive. Our net property and equipment, including property held for sale, was $70.7 million as of March 31, 2010 and $75.9 million as of December 31, 2009. Our depreciation expense was $4.0 million for the first quarter of 2010 and $4.6 million for the first quarter of 2009. Depreciation is computed based on the cost of the asset, reduced by its estimated residual value, using the straight-line method for financial reporting purposes.  Accelerated methods are used for income tax reporting purposes. Additions and improvements to property and equipment are capitalized at cost.  Maintenance and repair expenditures are charged to operations as incurred.  Gains and losses on disposals of revenue equipment are included in operations as they are a normal, recurring component of our operations.  We have minimal risk to the used equipment market as the majority of our tractors have a pre-arranged trade-in value at the end of 42 months, which is utilized as the residual value in computing depreciation expense.

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

Income Taxes.  As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes.  These temporary differences result in deferred tax assets and liabilities, which are included in our accompanying consolidated balance sheets.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled.  To the extent it is determined it is not likely that our deferred tax assets will be recovered, a valuation allowance must be established for the amount of the deferred tax assets determined not to be realizable.  We believe the deferred tax assets will be principally realized through future reversals of existing temporary differences (deferred tax liabilities) and future taxable income.  However, if the facts or our financial results were to change, thereby impacting the likelihood of realizing the deferred tax assets, judgment would have to be applied to determine the amount of any increase to the valuation allowance that would be required in any given period.

RECENT ACCOUNTING PRONOUNCEMENTS

Codification and the Hierarchy of Generally Accepted Accounting Principles.   Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“ASC 105”), (formerly SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles). This standard establishes only two levels of US GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) became the sole source of authoritative, nongovernmental US GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative US GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to US GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing US GAAP, it did not have an impact on the Company’s consolidated financial statements.

 Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks, primarily from fuel prices and interest rates. These risks have not materially changed between December 31, 2009 and the first quarter of 2010.

Commodity Price Risk

Our operations are heavily dependent upon fuel prices.  The price and availability can vary and are subject to political, economic and market factors that are beyond our control.  Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition; however, historically, we’ve been able to recover the majority of diesel fuel price increases from customers in the form of fuel surcharges.  Fuel prices have fluctuated greatly in recent years. In some periods, our operating performance was adversely affected because we were not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharges. We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. We do not currently enter into derivative hedging arrangements that protect us against fuel price increases.  A 5% increase in the average fuel cost per gallon would result in annual increased fuel costs of approximately $3.2 million that would be substantially offset by fuel surcharges.

Interest Rate Risk

Our market risk is also affected by changes in interest rates.  We have historically maintained a combination of fixed rate and variable rate obligations to manage our interest rate exposure.  Fixed rates are generally maintained within our lease obligations while variable rates are contained within our amended and restated credit agreement.

We are exposed to interest rate risk primarily from our amended and restated credit agreement.  Our credit agreement, as amended, provides for borrowings that bear interest based on the LIBOR, plus a certain percentage.  At March 31, 2010 and December 31, 2009, there were no borrowings outstanding under our Credit Facility.

As of March 31, 2010, we held no market-risk-sensitive instruments for trading purposes.  For purposes other than trading, we held approximately 68,000 shares of our common stock at a value of $264,000 in a Rabbi Trust investment. Our consolidated financial statements include the assets and liabilities of the Rabbi Trust established to hold the investments of participants in our 401(k) Wrap Plan and for deferred compensation liabilities under our Executive Bonus and Phantom Stock Plan.  Such liabilities are adjusted from time to time to reflect changes in the market price of our common stock.  To the extent the trust assets are invested in our stock, our future compensation expense and income will be impacted by fluctuations in the market price of our stock.

 Item 4.    Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II.  OTHER INFORMATION

 Item 1.    Legal Proceedings

We are involved in litigation incidental to our operations, primarily involving claims for personal injury, property damage, work-related injuries and cargo losses incurred in the ordinary and routine transportation of freight.

 Item 1A.    Risk Factors

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, under the heading “Risk Factors” in Item 1A of that report.  We do not believe there have been any material changes in these risks during the three months ended March 31, 2010.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On November 9, 2007, our Board of Directors renewed our authorization to purchase up to 1,263,900 shares of our common stock.  At March 31, 2010, there were a total of 917,900 remaining authorized shares that could be repurchased.  No shares were repurchased during the first quarter of 2010.  The authorization did not specify an expiration date.  Shares may be purchased from time to time on the open market or through private transactions at such times as management deems appropriate.  Purchases may be discontinued by our Board of Directors at any time.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Reserved

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

4.1
First Amendment to the Rights Agreement between the Registrant and Fleet National Bank, dated February 24, 2010 (filed as Exhibit 4.1(a) to the Company's Annual Report on Form 10-K on February 26, 2010 and incorporated herein by reference).

4.2
Second Amendment to the Rights Agreement between the Registrant and Registrar and Transfer Company, dated April 14, 2010  (filed as Exhibit 4.3 to the Company's Amendment No. 1 to Form 8-A on April 15, 2010 and incorporated herein by reference).

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

FROZEN FOOD EXPRESS INDUSTRIES, INC.
(Registrant)

Dated: May 5, 2010	By	/s/ Stoney M. Stubbs, Jr.
Stoney M. Stubbs, Jr. Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Dated: May 5, 2010	By	/s/ John McManama
John McManama Vice President and Interim Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of Frozen Food Express Industries, Inc. (filed as Exhibit 3(i) to Registrant Current Report on Form 8-K filed on May 29, 2007 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on March 3, 2009 and incorporated herein by reference).

4.1
First Amendment to the Rights Agreement between the Registrant and Fleet National Bank, dated February 24, 2010 (filed as Exhibit 4.1(a) to the Company's Annual Report on Form 10-K on February 26, 2010 and incorporated herein by reference).

4.2
Second Amendment to the Rights Agreement between the Registrant and Registrar and Transfer Company, dated April 14, 2010 (filed as Exhibit 4.3 to the Company's Amendment No. 1 to Form 8-A on April 15, 2010 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).