Form 10-Q
period 2010-06-30
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2010-08-04
CIK 39273

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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
Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.
Class	Number of Shares Outstanding
Common stock, $1.50 par value	17,412,784 at July 30, 2010

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Unaudited and in thousands, except per-share amounts)

Assets	June 30, 2010	December 31, 2009
Current assets
Cash and cash equivalents	$6,555	$3,667
Accounts receivable, net	41,624	41,318
Tires on equipment in use, net	5,309	5,592
Deferred income taxes	2,169	1,532
Property held for sale	1,019	1,019
Other current assets	7,953	12,706
Total current assets	64,629	65,834

Property and equipment, net	67,776	74,845
Other assets	4,498	5,121
Total assets	$136,903	$145,800

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$22,694	$23,773
Insurance and claims accruals	9,480	10,119
Accrued payroll and deferred compensation	6,144	3,837
Accrued liabilities	1,646	1,953
Total current liabilities	39,964	39,682

Deferred income taxes	8,439	9,009
Insurance and claims accruals	5,867	7,374
Total liabilities	54,270	56,065

Shareholders’ equity
Common stock, $1.50 par value per share; 75,000 shares authorized;
18,572 shares issued	27,858	27,858
Additional paid-in capital	2,064	2,923
Retained earnings	62,022	70,172
	91,944	100,953
Treasury stock (1,233 and 1,477 shares), at cost	(9,311)	(11,218)
Total shareholders’ equity	82,633	89,735
Total liabilities and shareholders’ equity	$136,903	$145,800

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited and in thousands, except per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Total operating revenue	$94,957	$94,895	$180,799	$187,102
Operating expenses
Salaries, wages and related expenses	28,936	32,046	57,045	63,809
Purchased transportation	19,723	20,938	37,840	41,506
Fuel	17,469	15,350	33,313	29,119
Supplies and maintenance	11,950	12,135	22,563	24,388
Revenue equipment rent	8,982	10,172	17,763	19,955
Depreciation	3,911	4,403	7,898	8,993
Communications and utilities	1,197	1,307	2,371	2,575
Claims and insurance	4,444	3,230	7,278	7,719
Operating taxes and licenses	1,109	1,290	2,206	2,580
Gain on sale of property and equipment	(249)	(118)	(580)	(252)
Miscellaneous	813	640	1,992	1,729
Total operating expenses	98,285	101,393	189,689	202,121
Loss from operations	(3,328)	(6,498)	(8,890)	(15,019)
Interest and other (income) expense
Interest income	(4)	-	(15)	(4)
Interest expense	161	-	203	4
Equity in earnings of limited partnership	(157)	(103)	(197)	(159)
Life insurance and other	(19)	177	127	485
Total interest and other (income) expense	(19)	74	118	326
Loss before income taxes	(3,309)	(6,572)	(9,008)	(15,345)
Income tax expense (benefit)	1,118	(1,404)	(858)	(4,056)
Net loss	$(4,427)	$(5,168)	$(8,150)	$(11,289)

Net loss per share of common stock
Basic	$(0.26)	$(0.30)	$(0.48)	$(0.66)
Diluted	$(0.26)	$(0.30)	$(0.48)	$(0.66)
Weighted average shares outstanding
Basic	17,190	17,146	17,141	17,028
Diluted	17,190	17,146	17,141	17,028
Dividends declared per common share	$-	$-	$-	$0.03

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
 (Unaudited and in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities
Net loss	$(8,150)	$(11,289)
Non-cash items included in net loss
Gain on sale of property and equipment	(580)	(252)
Depreciation and amortization	9,912	11,393
Provision for losses on accounts receivable	361	202
Deferred income tax	(1,207)	(4,413)
Deferred compensation	405	(10)
Investment income	(197)	(159)
Changes in operating assets and liabilities
Accounts receivable	(667)	10,522
Tires on equipment in use	(1,667)	(1,900)
Other current assets	4,859	1,801
Other assets	(107)	-
Accounts payable	(387)	(1,105)
Insurance and claims accruals	(2,146)	2,106
Accrued liabilities, payroll and other	2,039	967
Net cash provided by operating activities	2,468	7,863

Cash flows from investing activities
Expenditures for property and equipment	(5,074)	(11,142)
Proceeds from sale of property and equipment	4,026	7,461
Cash distributions from investment	787	629
Other	76	(94)
Net cash used in investing activities	(185)	(3,146)

Cash flows from financing activities
Proceeds from borrowings	10,407	10,500
Payments against borrowings	(10,407)	(10,500)
Dividends paid	-	(515)
Income tax expense (benefit) of stock options and restricted stock	4	(91)
Proceeds from capital stock transactions, net	671	96
Purchases of treasury stock	(70)	(147)
Net cash provided by (used in) financing activities	605	(657)

Net increase in cash and cash equivalents	2,888	4,060
Cash and cash equivalents at beginning of period	3,667	1,308
Cash and cash equivalents at June 30	$6,555	$5,368

See accompanying notes to consolidated condensed financial statements.

 Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Shareholders' Equity
 (Unaudited and in thousands)

	Common Stock		Additional
	Shares	Par	Paid-in	Retained	Treasury Stock
	Issued	Value	Capital	Earnings	Shares	Cost	Total
January 1, 2009	18,572	$27,858	$5,412	$87,103	1,813	$(13,922)	$106,451
Net loss	-	-	-	(16,415)	-	-	(16,415)
Treasury stock reacquired	-	-	-	-	39	(161)	(161)
Retirement plans	-	-	(15)	-	4	(25)	(40)
Exercise of stock options	-	-	(171)	-	(35)	267	96
Restricted stock	-	-	(2,270)	-	(344)	2,623	353
Dividends	-	-	-	(516)	-	-	(516)
Tax expense of stock options	-	-	(33)	-	-	-	(33)
December 31, 2009	18,572	27,858	2,923	70,172	1,477	(11,218)	89,735
Net loss	-	-	-	(8,150)	-	-	(8,150)
Treasury stock reacquired	-	-	-	-	19	(70)	(70)
Retirement plans	-	-	(53)	-	(11)	80	27
Exercise of stock options	-	-	(1,146)	-	(241)	1,817	671
Restricted stock	-	-	336	-	(11)	80	416
Tax benefit of stock options	-	-	4	-	-	-	4
June 30, 2010	18,572	$27,858	$2,064	$62,022	1,233	$(9,311)	$82,633

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
Six Months Ended June 30, 2010
  (Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated condensed financial statements include Frozen Food Express Industries, Inc., a Texas corporation, and our subsidiary companies, all of which are wholly-owned (collectively, the “Company”).  Our statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statements, and therefore do not include all information and disclosures required by US GAAP for complete financial statements.  In the opinion of management, such statements reflect all adjustments consisting of normal recurring adjustments considered necessary to fairly present our consolidated financial position, results of operations, shareholders’ equity and cash flows for the interim periods presented. The results of operations for any interim period do not necessarily indicate the results for the full year.  The unaudited interim consolidated condensed financial statements should be read with reference to the consolidated financial statements and notes to consolidated financial statements in our 2009 Annual Report on Form 10-K.  All intercompany balances and transactions have been eliminated in consolidation.

2.    Revenue Recognition

Revenue and associated direct operating expenses are recognized on the date freight is picked up from the shipper.  One of the preferable methods outlined in US GAAP provides for the recognition of revenue and direct costs when the shipment is completed.  Changing to this method would not have a material impact on the interim financial statements.

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

3.    Long-term Debt

As of June 30, 2010, the Company had a secured committed credit facility (the “Credit Facility”) that expires in September 2011 for which no amounts were outstanding.  The Company may borrow an amount not to exceed the lesser of (i) $25.0 million or (ii) the approved total accounts receivable borrowing base, as defined by the Credit Facility, both adjusted for letters of credit and other debt (as defined in the agreement), or (iii) a multiple of a measurement of cash flow.  At June 30, 2010, there were no amounts borrowed under the Credit Facility; however, we had $3.2 million of standby letters of credit primarily for our self-insurance programs, which reduced the availability to $21.8 million.   The Credit Facility bears interest at a spread over the London Interbank Offered Rate (“LIBOR”).

The Credit Facility contains covenants which, among other matters, required the Company to maintain certain financial ratios during the first two quarters of 2010, including debt to earnings before interest, taxes, depreciation, amortization and rents (“EBITDAR”) not to exceed 2.75:1.0, a minimum fixed charge ratio of 1.20:1.0 at June 30, 2010, and minimum tangible net worth of $75.0 million adjusted for earnings and other equity activity.  The ratios adjust during the course of the year, as discussed in Item 2. under “Liquidity and Capital Resources.”  The Credit Facility also places certain restrictions on the payment of dividends and the purchase and sale of assets.  The Credit Facility is secured by substantially all of the assets of the Company and its affiliates.  At June 30, 2010, our EBITDAR was $40.1 million.  Our fixed charges were $28.8 million, resulting in a fixed charge coverage ratio of 1.39:1.0.  Our funded debt as defined in the agreement was $92.4 million, resulting in funded debt to EBITDAR ratio of 2.30:1.0.   Our tangible net worth as defined by the agreement was $81.1 million keeping in compliance with the agreement.

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

For the six months ended June 30, 2010, our effective tax benefit rate (income tax benefit divided by loss before income taxes) was 9.5% compared to an effective tax benefit rate of 26.4% for the same period a year ago.   This rate approximates our expected tax benefit rate for the entire year and has been applied to year-to-date results from operations.  The difference between our effective tax rate and the federal statutory rate of 35% is attributable to state income taxes and non-deductible driver related expenses and the impact of our tax provision analysis; in other words, as our net loss decreases, the impact of our permanent items becomes greater and reduces our expected benefit.

5.    Loss per common share

Basic and diluted loss per common share was computed as follows:

	(in thousands, except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(4,427)	$(5,168)	$(8,150)	$(11,289)

Denominator:
Basic-weighted average shares	17,190	17,146	17,141	17,028
Effect of dilutive stock options	-	-	-	-
Diluted-weighted average shares	17,190	17,146	17,141	17,028

Basic loss per common share	$(0.26)	$(0.30)	$(0.48)	$(0.66)
Diluted loss per common share	$(0.26)	$(0.30)	$(0.48)	$(0.66)

                Options totaling 546,000 and 610,000 shares were outstanding but were not included in the calculation of diluted weighted average shares for the three months ended June 30, 2010 and 2009, respectively, as their exercise prices were greater than the average market price of the common shares.  For the six months ended June 30, 2010 and 2009, options totaling 544,000 and 593,000 shares, respectively, were outstanding but are not included in the calculation of diluted weighted average shares as their exercise prices were greater than the average market price of the common shares.  The Company excluded all common stock equivalents in 2010 and 2009 as the effect was anti-dilutive due to the net loss in each period.

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

During the three months ended June 30, 2010 and 2009, the Company’s purchases from W&B for trailers and refrigeration units were $8,000 and $38,000, respectively.  During the six month periods ended June 30, 2010 and 2009, the purchases were $44,000 and $76,000, respectively.

During the three month periods ended June 30, 2010 and 2009, we paid W&B $426,000 and $475,000, respectively, for maintenance and repair services, accessories and parts.  During the six month periods ended June 30, 2010 and 2009, the payments were $556,000 and $777,000, respectively.

Cash distributions to us from W&B’s earnings were $69,000 and $418,000 for the three months ended June 30, 2010 compared to 2009, respectively.  The cash distributions to us from W&B’s earnings were $787,000 and $629,000 for the six months ended June 30, 2010 and 2009, respectively.

As of June 30, 2010 and 2009, our accounts payable included amounts owed to W&B of $277,000 and $396,000, respectively, for the purchase of equipment, parts and repair service.

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

OVERVIEW

Through the latter portion of 2009 and into 2010, we placed a priority on service excellence, targeted pricing programs and asset utilization.  We continue this approach, as it has shown results in improved pricing yield in our truckload service and increased shipment count and tonnage in our less-than-truckload (“LTL”) service. As carriers continued to exit the marketplace in late 2009 and early 2010, a marginal uptick in demand has put pressure on overall capacity, especially in the truckload sector, and this has had a more pronounced impact on pricing.  As we stated in our Form 10-Q for the period ended March 31, 2010, in March 2010 we experienced an increased demand for our services, which placed a strain on available trucking capacity.  Since that time, it has become obvious that most, if not all, of the trucking industry has been affected by significant demand for services, stressed by a shortage of drivers.  With this evolving change, we have seen willingness from shippers to allow pricing adjustments in order to ensure available capacity in 2010.  We made the decision in 2009 to park a portion of our existing tractor fleet, and the current environment has allowed us to begin putting this equipment back in service.  The largest obstacle to doing this in a more expedited manner is a shortage of qualified drivers.  Due to the driver shortage, we have increased our emphasis on driver retention, restored driver recruitment bonuses and training incentives that were suspended in 2009.  To add to the challenge of increasing driver availability, the Comprehensive Safety Analysis 2010 initiative, which analysts say will reduce the number of qualified drivers available, is in progress.  In the current supply and demand environment, carriers with the ability to hire, train, and retain quality drivers will enjoy a significant opportunity to grow and improve profitability.

Although certain economic indices have improved, we continue to be concerned about the overall level of unemployment and general uncertainty in the economy; therefore, we remain cautious in our approach to growth beyond our core business.  Nevertheless, we continue to implement technology that will improve our operating efficiencies, insure compliance with future electronic driver log guidelines, increase asset utilization and provide improved information reporting. Our equipment replacement continues on schedule, which allows us to maintain an average tractor age of 2.2 years.  We continued an aggressive cash management approach that allowed us to complete the second quarter of 2010 without short term borrowings and with appropriate cash reserves.

We generate our revenue from truckload, LTL, dedicated and brokerage services we provide to our customers.  Generally, we are paid either by the mile, the weight or the number of trucks being utilized by our dedicated service customers.  We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention and other ancillary services.  The main factors that affect our revenue are the rate per mile we receive from our customers, the percentage of miles for which we are compensated and the number of miles we generate with our equipment.  These factors relate to, among other things, the overall state of the economy, inventory levels, the level of truck capacity in the transportation industry and specific customer demand.  We monitor our revenue production primarily through average revenue per truck per week, net of fuel surcharges, revenue-per-hundredweight for our LTL services, empty mile ratio, revenue per loaded (and total) miles, the number of linehaul shipments, loaded miles per shipment and the average weight per shipment.  The economic conditions of 2009 had a negative impact on virtually all metrics that affect profitability, and while those conditions generally continued into 2010, we experienced improvement in certain metrics during the second quarter of 2010.  We continue to see positive results from our initiatives to manage overhead expense, improve capacity utilization and support pricing initiatives. The tightened capacity has positively influenced pricing initiatives and favorably impacted the second quarter results.

For the second quarter of 2010, our total operating revenue increased by $0.1 million, or 0.1%, compared to the second quarter of 2009.  Our total operating revenue, net of fuel surcharges, decreased $4.5 million, or 5.3%, to $80.0 million from $84.5 million in 2009, which was a direct result of our reduced capacity in 2010, driven by our decision to take trucks out of service at the end of 2009 and early 2010 and the number of tractors we had parked and not running in revenue service, versus the first half of 2009.  Excluding fuel surcharges, our average revenue per tractor per week increased 4.6% due to a 10.3% decrease in the average weekly trucks in service and an increase in revenue per mile, which was partially offset by an increase in our empty mile ratio to 12.4% from 9.3%.   Our truckload empty mile ratio was somewhat inflated due to a temporary increase in higher yield dedicated services moves related to equipment repositioning fees paid by certain customers.  This increased revenue per total mile by approximately $0.06 per mile but increased the empty miles ratio by almost 1.0%.

Our truckload revenue decreased $6.2 million, or 11.1%, primarily due to fewer trucks in service, which created a decline in loaded miles somewhat offset by an increase in revenue per loaded mile.  As a result of tightened capacity, targeted price increases, and our focus on service, our truckload revenue per loaded mile improved to $1.58 compared to $1.37 in 2009, an increase of 15.3%.  LTL tonnage levels increased 9% as a result of increased shipment activity, while revenue-per-hundredweight decreased 4.5% to $13.57 in 2010 from $14.21 in 2009 due to continued pricing competition for the available tonnage in the market, an increase in shorter haul LTL in the northeast and some targeted pricing actions in certain lanes where capacity was available on dedicated LTL service routes.  Dedicated revenue represented 4.6% of our revenue in 2010 versus 5.2% in 2009, while brokerage revenue increased to 1.8% of our revenues in 2010 compared to 1.4% in 2009.

The impact of operating expense on our profitability is primarily influenced by variable costs associated with transporting freight for our customers, fixed costs, and expenses with both variable and fixed components. Variable costs include fuel expense, driver-related expenses such as wages, benefits, training, and recruitment, other hourly wages related to the production of revenue, and independent contractor costs, which are recorded under purchased transportation.  Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we drive but also have a controllable component based on safety, fleet age, efficiency and other factors.  Our main fixed costs relate to the acquisition and financing of long-term assets, such as revenue equipment and service centers.  Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors in managing our business.  For example, fuel prices fluctuated dramatically at various times during the last several years. We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as through volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our service centers.  To help further reduce fuel expense, we manage the maximum rate of speed and purchase certain tractors with opti-idle technology, which monitors the temperature of the cab and allows the engine to operate more efficiently while not on the road.

Our total operating expenses as a percentage of total operating revenue, or “operating ratio,” was 103.5% for the second quarter of 2010 compared to 106.8% for the same period in 2009.  Our operating expenses decreased in the areas of salaries, wages and related expenses, purchased transportation and equipment rent, while our revenue remained flat.  Our loss per basic and diluted share improved 13.3% in the second quarter of 2010 to $0.26 compared to $0.30 for the same period in 2009.

                Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At June 30, 2010, we had no outstanding borrowings under our Credit Facility and $82.6 million in shareholders’ equity.  In the second quarter of 2010, we added approximately $3.0 million of property and equipment, had $1.0 million of sales proceeds from dispositions, and recognized a gain of $0.2 million for the disposition of used equipment.  The capital expenditures were funded with cash flows from operations.  We estimate capital expenditures, net of proceeds from dispositions, will range from $8 to $11 million in 2010, which would be consistent with our recent activity and the expected mix of capital expenditures and operating leases.

The following table summarizes and compares the significant components of revenue and presents our operating ratio and revenue per truck per week for each of the three and six month periods ended June 30:

	Three Months		Six Months
Revenue from (a)	2010	2009	2010	2009
Temperature-controlled services	$30,736	$36,360	$56,159	$68,946
Dry-freight services	14,023	14,002	29,291	28,536
Total truckload linehaul services	44,759	50,362	85,450	97,482
Dedicated fleets	4,386	4,935	8,611	10,221
Total truckload	49,145	55,297	94,061	107,703
Less-than-truckload linehaul services	27,737	26,643	53,004	53,676
Fuel surcharges	14,970	10,416	27,504	19,573
Brokerage	1,754	1,317	3,765	3,758
Equipment rental	1,351	1,222	2,465	2,392
Total operating revenue	94,957	94,895	180,799	187,102

Operating expenses	98,285	101,393	189,689	202,121
Loss from freight operations	$(3,328)	$(6,498)	$(8,890)	$(15,019)
Operating ratio (b)	103.5%	106.8%	104.9%	108.0%

Total truckload revenue	$49,145	$55,297	$94,061	$107,703
Less-than-truckload revenue	27,737	26,643	53,004	53,676
Total linehaul and dedicated fleet revenue	$76,882	$81,940	$147,065	$161,379

Weekly average trucks in service	1,773	1,976	1,762	1,987
Revenue per truck per week (c)	$3,336	$3,190	$3,228	$3,141

Computational notes:
(a)	Revenue and expense amounts are stated in thousands of dollars.
(b)	Operating expenses divided by total operating revenue.
(c)	Average daily revenue, times seven, divided by weekly average trucks in service.

                The following table summarizes and compares selected statistical data relating to our freight operations for each of the three and six month periods ended June 30:

	Three Months		Six Months
Truckload	2010	2009	2010	2009
Total linehaul miles (a)	32,290	40,623	63,920	78,078
Loaded miles (a)	28,273	36,833	56,511	70,688
Empty mile ratio (b)	12.4%	9.3%	11.6%	9.5%
Linehaul revenue per total mile (c)	$1.39	$1.24	$1.34	$1.25
Linehaul revenue per loaded mile (d)	$1.58	$1.37	$1.51	$1.38
Linehaul shipments (a)	31.9	41.0	62.6	77.6
Loaded miles per shipment (e)	886	898	903	911
LTL
Hundredweight	2,044,415	1,875,428	3,864,093	3,739,681
Shipments (a)	63.9	60.1	123.0	121.7
Linehaul revenue-per-hundredweight (f)	$13.57	$14.21	$13.72	$14.35
Linehaul revenue per shipment (g)	$434	$443	$431	$441
Average weight per shipment (h)	3,201	3,119	3,142	3,073

Computational notes:
(a)	Amounts are stated in thousands.
(b)	Total truckload linehaul miles less truckload loaded miles, divided by total truckload linehaul miles.
(c)	Revenue from truckload linehaul services divided by total truckload linehaul miles.
(d)	Revenue from truckload linehaul services divided by truckload loaded miles.
(e)	Total truckload loaded miles divided by number of truckload linehaul shipments.
(f)	LTL revenue divided by LTL hundredweight.
(g)	LTL revenue divided by number of LTL shipments.
(h)	LTL hundredweight times one hundred divided by number of shipments.

The following table summarizes and compares the makeup of our fleets between company-provided tractors and tractors provided by independent contractors as of June 30:

	2010	2009
Total company tractors available	1,527	1,551
Total owner-operator tractors available	362	443
Total Tractors available	1,889	1,994
Total Trailers available	3,511	3,932

Comparison of Three Months Ended June 30, 2010 to Three Months Ended June 30, 2009

The following table sets forth revenue, operating income, operating ratios and revenue per truck per week and the dollar and percentage changes of each:

Revenue from (a)	2010	2009	Dollar Change 2010 vs. 2009	Percentage Change 2010 vs. 2009
Temperature-controlled services	$30,736	$36,360	$(5,624)	(15.5)%
Dry-freight services	14,023	14,002	21	0.2
Total truckload linehaul services	44,759	50,362	(5,603)	(11.1)
Dedicated fleets	4,386	4,935	(549)	(11.1)
Total truckload	49,145	55,297	(6,152)	(11.1)
Less-than-truckload linehaul services	27,737	26,643	1,094	4.1
Fuel surcharges	14,970	10,416	4,554	43.7
Brokerage	1,754	1,317	437	33.2
Equipment rental	1,351	1,222	129	10.5
Total operating revenue	94,957	94,895	62	0.1

Operating expenses	98,285	101,393	(3,108)	(3.1)
Loss from operations	$(3,328)	$(6,498)	$3,170	(48.8)%
Operating ratio (b)	103.5%	106.8%

Total truckload revenue	$49,145	$55,297	$(6,152)	(11.1)%
Less-than-truckload revenue	27,737	26,643	1,094	4.1
Total linehaul and dedicated fleet revenue	$76,882	$81,940	$(5,058)	(6.2)%

Weekly average trucks in service	1,773	1,976	(203)	(10.3)%
Revenue per truck per week (c)	$3,336	$3,190	$146	4.6%

Computational notes:
(a)	Revenue and expense amounts are stated in thousands of dollars.
(b)	Operating expenses divided by total operating revenue.
(c)	Average daily revenue, times seven, divided by weekly average trucks in service.

Total operating revenue increased $0.1 million, or 0.1%, to $95.0 million in 2010 from $94.9 million in 2009.  Excluding fuel surcharges, our total operating revenue decreased $4.5 million, or 5.3%, to $80.0 million from $84.5 million in 2009.

                Truckload revenue, excluding fuel surcharges, decreased $6.2 million, or 11.1%, to $49.1 million from $55.3 million in 2009.  Truckload revenues declined primarily due to a 10.3% reduction in the average number of trucks in service and a 1.3% reduction in loaded miles per shipment, creating fewer loaded miles, which declined 23.2% to 28.3 million from 36.8 million in 2009.  As a result, our empty mile ratio increased from 9.3% in 2009 to 12.4% in 2010.   Our focus on targeted pricing improvement, combined with reduced industry capacity, resulted in improved truckload rates throughout the second quarter.  Our revenue per loaded mile increased to $1.58 in 2010 from $1.37 in 2009.

Less-than-truckload revenue increased $1.1 million, or 4.1%, to $27.8 million from $26.7 million.  The increase in revenue was primarily driven by an increase in the number of shipments combined with higher weight per shipment.  Total weight shipped for the quarter increased 9.0% to 204.4 million pounds from 187.5 million pounds in the same period of 2009.  Revenue-per-hundredweight decreased to $13.57 in the second quarter of 2010 from $14.21 in the second quarter of 2009, driven by an increase in shorter haul service in the northeast and a continuation of the extremely competitive LTL pricing atmosphere that began in 2009.

Fuel surcharges represent the cost of fuel that we are able to pass along to our customers based upon changes in the Department of Energy’s weekly indices.  The cost of fuel has increased from the second quarter of 2009, resulting in increased fuel surcharges of $4.6 million, or 43.7% for the quarter.  The higher fuel surcharges are offset by higher fuel costs to the Company within fuel and purchased transportation expenses.

                The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our consolidated condensed statements of operations and those items as a percentage of revenue:

	(in thousands) Dollar Change	Percentage Change	Percentage of Revenue
	2010 vs 2009	2010 vs 2009	2010	2009
Total operating revenue	$62	0.1%	100.0%	100.0%

Operating Expenses
Salaries, wages and related expenses	(3,110)	(9.7)	30.5	33.8
Purchased transportation	(1,215)	(5.8)	20.8	22.1
Fuel	2,119	13.8	18.4	16.2
Supplies and maintenance	(185)	(1.5)	12.6	12.8
Revenue equipment rent	(1,190)	(11.7)	9.5	10.7
Depreciation	(492)	(11.2)	4.1	4.6
Communications and utilities	(110)	(8.4)	1.3	1.4
Claims and insurance	1,214	37.6	4.7	3.4
Operating taxes and licenses	(181)	(14.0)	1.2	1.4
Gain on sale of property and equipment	(131)	111.0	(0.3)	(0.1)
Miscellaneous	173	27.0	0.7	0.5
Total Operating Expenses	$(3,108)	(3.1)%	103.5%	106.8%

Total operating expenses for 2010 decreased $3.1 million, or 3.1%, to $98.3 million from $101.4 million in 2009.  Combined with the slight increase in revenue and the decrease in operating expenses, the operating ratio improved 3.1% to 103.5% from 106.8% in 2009.

Salaries, wages and related expenses consist of compensation for our employees, including drivers and non-drivers.  It also includes employee-related costs, including the costs of payroll taxes, work-related injuries, group health insurance and other fringe benefits.  The most variable of these salary, wage and related expenses is driver pay, which is affected by the mix of company drivers and owner-operators in our fleets as well as efficiencies in our over-the-road operations.  Driver salaries including per diem costs decreased to $16.5 million from $17.8 million in 2009, primarily  as a result of a decrease in miles driven.  Non-driver salaries decreased $0.1 million primarily as a result of lower supervisory headcount compared to the prior year.  Group health insurance costs decreased by $0.8 million due to a decrease in the quantity and severity of claims.  Work related injuries decreased as a result of a decline in large claims for the quarter and favorable settlements on certain existing claims.

Purchased transportation expense consists of payments to independent contractors for the equipment and services they provide, payments to other motor carriers who handle our brokerage services and to various railroads for intermodal services.  It also includes fuel surcharges paid to our independent contractors for which we charge our customers.  These expenses are highly variable with revenue and/or the mix of company drivers versus independent contractors.  Purchased transportation expense decreased $1.2 million, or 5.8%, in 2010 from 2009.   Intermodal purchased transportation expense decreased $0.3 million, or 8.4%, compared to 2009 although our intermodal revenue increased. The portion of our purchased transportation connected with our truckload and LTL services decreased $1.5 million, excluding fuel surcharges, primarily reflecting a decrease in the number of independent contractors utilized during the second quarter of 2010.  Purchased transportation associated with our brokerage services decreased $0.1 million, or 6.9%, compared to 2009.  Fuel payments to our independent contractors increased from $2.4 million in the second quarter of 2009 to $3.1 million in the second quarter of 2010 due to an increase in fuel surcharges somewhat offset by a decrease in our utilization of independent contractors.

Fuel expense and fuel taxes increased by $2.1 million, or 13.8%, to $17.5 million from $15.4 million in 2009.   The increase was primarily due to an increase in fuel prices as reflected in a 30.1% increase in the Department of Energy’s Fuel Index, partially offset by a small improvement in our mileage per gallon.  We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover a portion of increasing fuel prices through fuel surcharges and rates passed on to our customers.

Supplies and maintenance expenses primarily consist of repairs, maintenance and tires along with load specific expenses including loading/unloading, tolls, pallets, pickup and delivery and recruiting.  Supplies and maintenance costs decreased $0.2 million, or 1.5%, from 2009.  The expense decrease was a result of lower freight handling expenses of approximately $0.1 million and a decrease in tire expense of $0.2 million, which were offset by an increase in fleet repairs and maintenance of $0.1 million due to higher trailer repairs.  Significant repairs to our equipment are generally covered by manufacturers’ warranties.

Total revenue equipment rent decreased $1.2 million, or 11.7%, to $9.0 million from $10.2 million in 2009.  The lower cost is primarily due to a decrease in the average number of tractors under lease at the end of June 2010 of 1,131 compared to 1,285 at the end of June 2009, somewhat offset by an increase in the average cost of equipment as we replace older equipment with new equipment.  We expect equipment rent expense to increase in future periods as a result of higher prices of new equipment and as a result of an expected increase in equipment to coincide with expected demand.

Depreciation relates to owned tractors, trailers, communications units, service centers and other assets. Gains or losses on dispositions of revenue equipment are set forth in a separate line item within our statements of operations.  Depreciation expense decreased $0.5 million, or 11.2%, as older equipment was disposed and replaced with newer leased equipment.  Depreciation expense is also dependent upon the mix of company-owned equipment versus leased equipment.  Future depreciation expense will also be impacted by our leasing decisions.

Claims and insurance expense consists of the costs of premiums, as well as reserves we make within our self-insured retention program, primarily for personal injury, property damage, physical damage and cargo claims.  These expenses vary and are dependent on the frequency and severity of accidents, our self-insured retention amounts and the insurance market. Claims and insurance costs increased by $1.2 million, or 37.6%, to $4.4 million from $3.2 million in 2009.  The increase was primarily due to unfavorable developments of several claims during the quarter.  The Company is responsible for the first $4.0 million on personal injury and property damage claims.  The Company has excess coverage from $4.0 million to $50.0 million.  Our self insured retention, although reduced when compared to prior coverage levels, exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, a claim that approaches the maximum self-insured retention level or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

The Company’s effective tax rate of 33.8% for the three months ended June 30, 2010 is a result of the Company updating its expected tax rate for the year due to our improved operating results as well as the impact of our tax provision analysis.   Our effective tax benefit rate was 21.4% for the three months ended June 30, 2009.

As a result of factors described above, our net loss improved 14.3% to $4.4 million compared to a net loss of $5.2 million in 2009.  Our net loss per share improved 13.3% to $0.26 per diluted share from a net loss of $0.30 per diluted share in 2009.

Comparison of Six Months Ended June 30, 2010 to Six Months Ended June 30, 2009

The following table sets forth revenue, operating income, operating ratios and revenue per truck per week and the dollar and percentage changes of each:

Revenue from (a)	2010	2009	Dollar Change 2010 vs. 2009	Percentage Change 2010 vs. 2009
Temperature-controlled fleet	$56,159	$68,946	$(12,787)	(18.5)%
Dry-freight fleet	29,291	28,536	755	2.6
Total truckload linehaul services	85,450	97,482	(12,032)	(12.3)
Dedicated fleets	8,611	10,221	(1,610)	(15.8)
Total truckload	94,061	107,703	(13,642)	(12.7)
Less-than-truckload linehaul services	53,004	53,676	(672)	(1.3)
Fuel surcharges	27,504	19,573	7,931	40.5
Brokerage	3,765	3,758	7	0.2
Equipment rental	2,465	2,392	73	3.0
Total operating revenue	180,799	187,102	(6,303)	(3.4)

Operating expenses	189,689	202,121	(12,432)	(6.2)
Loss from operations	$(8,890)	$(15,019)	$6,129	(40.8)%
Operating ratio (b)	104.9%	108.0%

Total truckload revenue	$94,061	$107,703	$(13,642)	(12.7)%
Less-than-truckload revenue	53,004	53,676	(672)	(1.3)
Total linehaul and dedicated fleet revenue	$147,065	$161,379	$(14,314)	(8.9)%

Weekly average trucks in service	1,762	1,987	(225)	(11.3)%
Revenue per truck per week (c)	$3,228	$3,141	$87	2.8%

Computational notes:
(a)	Revenue and expense amounts are stated in thousands of dollars.
(b)	Operating expenses divided by total operating revenue.
(c)	Average daily revenue, times seven, divided by weekly average trucks in service.

Total operating revenue decreased $6.3 million, or 3.4%, to $180.8 million in 2010 from $187.1 million in 2009.  Excluding fuel surcharges, our total operating revenue decreased $14.2 million, or 8.5%, to $153.3 million from $167.5 million in 2009.

                Truckload revenue, excluding fuel surcharges, decreased $13.6 million, or 12.7%, to $94.1 million from $107.7 million in 2009.  Although partially offset with increased rates, per mile truckload revenues declined primarily due to an 11.3% reduction in the average number of trucks in service and a 0.9% reduction in loaded miles per shipment, resulting in loaded miles decreasing 20.1% to 56.5 million from 70.7 million in 2009.  As a result, our empty mile ratio increased from 9.5% in 2009 to 11.6% in 2010.  Due to the challenging freight environment, our ability to increase truckload rates was limited throughout 2009 and into the first quarter of 2010.  Our targeted approach to pricing, coupled with reduced industry capacity, improved our ability to increase rates at the end of the first quarter and throughout the second quarter.  Our revenue per loaded mile increased to $1.51 in 2010 from $1.38 in 2009.

Less-than-truckload revenue decreased $0.7 million, or 1.3%, to $53.0 million from $53.7 million.  The decline in revenue was primarily driven by continued pricing pressure that offset gains in shipment count and weight per shipment, as well as an increase in shorter haul freight in the northeast.  Total weight shipped for 2010 increased 3.3% to 386.4 million pounds from 374.0 million pounds in 2009.  Although the Company implemented a general rate increase during mid-2009, which helped drive the revenue-per-hundredweight to $14.35, the overcapacity in 2009 in the truckload market drove truckload carriers to handle multi-stop freight, traditionally handled by LTL service providers, which resulted in additional pressure on pricing.  This pricing pressure drove our revenue-per-hundredweight to $13.72 in 2010.

Fuel surcharges represent the cost of fuel that we are able to pass along to our customers based upon changes in the Department of Energy’s weekly indices.  The cost of fuel has increased from 2009, resulting in increased fuel surcharges of $7.9 million, or 40.5% for the six months in 2010.  The higher fuel surcharge is largely offset by higher fuel costs to the Company within fuel and purchased transportation expenses.

                The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our consolidated condensed statements of operations and those items as a percentage of revenue:

	(in thousands) Dollar Change	Percentage Change	Percentage of Revenue
	2010 vs 2009	2010 vs 2009	2010	2009
Total operating revenue	$(6,303)	(3.4)%	100.0%	100.0%

Operating Expenses
Salaries, wages and related expenses	(6,764)	(10.6)	31.6	34.1
Purchased transportation	(3,666)	(8.8)	20.9	22.2
Fuel	4,194	14.4	18.4	15.6
Supplies and maintenance	(1,825)	(7.5)	12.5	13.0
Revenue equipment rent	(2,192)	(11.0)	9.8	10.7
Depreciation	(1,095)	(12.2)	4.4	4.8
Communications and utilities	(204)	(7.9)	1.3	1.4
Claims and insurance	(441)	(5.7)	4.0	4.1
Operating taxes and licenses	(374)	(14.5)	1.2	1.4
Gain on sale of property and equipment	(328)	130.2	(0.3)	(0.1)
Miscellaneous	263	15.2	1.1	0.8
Total Operating Expenses	$(12,432)	(6.2)%	104.9%	108.0%

Total operating expenses for 2010 decreased $12.4 million, or 6.2%, to $189.7 million from $202.1 million in 2009.   The operating ratio improved 2.9% to 104.9% from 108.0% in 2009 as operating expenses declined at a greater rate than did revenue.

Salaries, wages and related expenses consist of compensation for our employees, including drivers and non-drivers.  It also includes employee-related costs, including the costs of payroll taxes, work-related injuries, group health insurance and other fringe benefits.  The most variable of these salary, wage and related expenses is driver pay, which is affected by the mix of company drivers and owner-operators in our fleets as well as our efficiencies in our over-the-road operations.  Driver salaries including per diem costs decreased $3.5 million, or 9.6%, from 2009 primarily as a result of fewer miles driven.  Non-driver salaries decreased $0.7 million primarily as a result of lower supervisory headcount compared to the prior year.  Group health insurance costs decreased by $1.6 million due to a decrease in quantity and severity of claims incurred in 2010 versus the prior year.

Purchased transportation expense consists of payments to independent contractors for the equipment and services they provide, payments to other motor carriers who handle our brokerage services and to various railroads for intermodal services.  It also includes fuel surcharges paid to our independent contractors for which we charge our customers.  These expenses are highly variable with revenue and/or the mix of company drivers versus independent contractors.  Purchased transportation expense decreased $3.7 million, or 8.8%, in 2010 from 2009.  Purchased transportation expense related to our intermodal service decreased by $0.5 million excluding fuel surcharges, or 7.3%, compared to 2009.  The portion of our purchased transportation connected with our truckload and LTL services decreased $4.5 million, excluding fuel surcharges, primarily reflecting a decrease in the number of independent contractors utilized during 2010 versus last year.  Purchased transportation associated with our brokerage services remained flat at $3.1 million for 2010 and 2009 as brokerage revenue remained flat for both periods.  Fuel payments to our independent contractors increased from $4.4 million in 2009 to $5.7 million in 2010 due to an increase in fuel surcharges somewhat offset by a decrease in our utilization of independent contractors.

Fuel expense and fuel taxes increased by $4.2 million, or 14.4%, to $33.3 million from $29.1 million in 2009.   The increase was primarily due to an increase in fuel prices as reflected in a 30.0% increase in the Department of Energy’s Fuel Index and was somewhat offset by an improvement in our mileage per gallon.  We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover a portion of increasing fuel prices through fuel surcharges and rates passed on to our customers.

 Supplies and maintenance expenses primarily consist of repairs, maintenance and tires along with load specific expenses including loading/unloading, tolls, pallets, pickup and delivery and recruiting.  Supplies and maintenance costs decreased $1.8 million, or 7.5%, from 2009.  The expense decrease was primarily driven by lower fleet repairs and maintenance costs of $0.7 million, lower freight handling expenses of approximately $0.3 million due to a decline in revenues and by a decrease in other costs of $0.6 million.  Significant repairs to our equipment are generally covered by manufacturers’ warranties.

Total revenue equipment rent decreased $2.2 million, or 11.0%, to $17.8 million from $20.0 million in 2009.  The lower costs are primarily due to a decrease in the average number of tractors under lease at the end of June 2010 of 1,144 compared to 1,288 at the end of June 2009 somewhat offset by the increase in the average cost of equipment as we replace older equipment with new equipment.  We expect equipment rent expense to increase in future periods as a result of higher prices of new equipment.

Depreciation relates to owned tractors, trailers, communications units, service centers and other assets. Gains or losses on dispositions of revenue equipment are set forth in a separate line item within our statements of operations.  Depreciation expense decreased $1.1 million, or 12.2%, as older equipment was disposed and replaced with newer leased equipment.  Depreciation expense is also dependent upon the mix of company-owned equipment versus leased equipment.  Future depreciation expense will be impacted by our leasing decisions.

Claims and insurance expense consists of the costs of premiums, as well as reserves we make within our self-insured retention program, primarily for personal injury, property damage, physical damage and cargo claims.  These expenses vary and are dependent on the frequency and severity of accidents, our self-insured retention amounts and the insurance market. Claims and insurance costs decreased by $0.4 million, or 5.7%, to $7.3 million from $7.7 million in 2009.  The decrease was primarily due to a decrease in the severity of claims incurred.  The Company is responsible for the first $4.0 million on personal injury and property damage claims.  The Company has excess coverage from $4.0 million to $50.0 million.  Our self insured retention, although reduced when compared to prior coverage levels, exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, a claim that approaches the maximum self-insured retention level or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

The Company’s effective tax benefit rate moved to 9.5% in 2010 from 26.4% in 2009 due to the improved operating results for the first six months of 2010 as well as the impact of our tax provision analysis; in other words, as our net loss decreases, the impact of our permanent items becomes greater and reduces our expected benefit.  This rate approximates our expected tax benefit rate for the entire year and has been applied to year-to-date results from operations.  As our net loss decreases, the impact of our permanent items becomes greater and reduces our expected benefit.

As a result of factors described above, our net loss improved 27.8% to $8.2 million compared to a net loss of $11.3 million in 2009.  Our net loss per share improved 27.3% to $0.48 per diluted share from a loss of $0.66 per diluted share in 2009.

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

                In November 2007, our Board of Directors approved a share repurchase program to repurchase an additional one million shares of our common stock. This program is intended to be implemented through purchases made in either the open market or through private transactions.  The timing and extent to which we will repurchase shares depends on market conditions and other corporate considerations.  We made no share repurchases in 2009 or 2010 and have available approximately 917,000 shares that can be repurchased under the November 2007 and previous authorizations. The repurchase program does not have an expiration date.

The table below reflects our net cash flows provided by (used in) operating activities, investing activities and financing activities and outstanding debt, including current maturities, for the periods indicated.

	(in thousands)
	Six Months Ended June 30,
	2010	2009
Net cash flows provided by operating activities	$2,468	$7,863
Net cash flows used in investing activities	(185)	(3,146)
Net cash flows provided by (used in) provided by financing activities	605	(657)
Debt at June 30	-	-

For the six months ended June 30, 2010, we purchased property and equipment of $5.1 million, and recognized a gain of $0.6 million on the disposition of used equipment.  We generated $2.5 million of cash flows from operating activities primarily driven by depreciation and amortization, an increase in our accrued liabilities, a decrease in other current assets, partially offset by a decline in insurance reserves and increased expenditures for tires on equipment in use.  Our net capital expenditures were primarily funded with cash flows from operations.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, current borrowing availability and sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.  We estimate that capital expenditures, net of proceeds from dispositions, will range from $8 to $11 million in 2010.

We establish credit terms with our customers based upon their financial strength and their historical payment pattern.   Many of our largest customers are Fortune 500 companies.  Given the current economic conditions, we have placed additional emphasis on our review of significant outstanding receivable balances.  Accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectability of these receivables, we perform ongoing credit evaluations of our customers’ financial condition.  Through these evaluations, we may become aware of a situation in which a customer may not be able to meet its financial obligations due to deterioration of its financial viability, downgrade in credit ratings or bankruptcy.  Our allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall state of the economy.  Invoice balances over 30 days after the contractual due date are considered past due per our policy and are reviewed individually for collectability.  During 2010, we decreased our allowance for doubtful accounts by $127,000 from December 31, 2009 as our past due receivables declined as a percentage of outstanding balances and the risk of bad debts was reduced as the aging improved.  Initial payments by new customers are monitored for compliance with contractual terms.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential recovery is considered remote.

The Credit Facility provides for a secured, committed credit facility maturing in September 2011, with an aggregate availability of $25.0 million.  We may borrow an amount not to exceed the lesser of $25.0 million, the approved total accounts receivable borrowing base, as defined by the Credit Facility, adjusted for letters of credit and other debt (as defined in the agreement), or a multiple of a measurement of cash flow.  Per the Credit Facility, the borrowing base is limited to 85% of the eligible accounts receivable balance, which excludes amounts past due beyond 90 days, accrued revenue for undelivered shipments and the current portion of freight claims.  At June 30, 2010, there were no amounts borrowed under the Credit Facility; however, we had $3.2 million of standby letters of credit primarily for our self-insurance programs, which reduced the availability to $21.8 million.   The Credit Facility bears interest at a spread over the London Interbank Offered Rate (“LIBOR”).

The Credit Facility contains several covenants, which include the following:

•
The ratio of our annual earnings before interest, taxes, depreciation, amortization and lease and rental (as defined in the Credit Facility, “EBITDAR”) to the amount of our annual fixed charges, also referred to as the fixed charge coverage ratio, may not be less than 1.20:1.0 at June 30, 2010.  This ratio adjusts through the year per the schedule below.  Fixed charges generally include interest payments, rental expense, taxes paid, dividends paid and payments due on outstanding debt.

•
The ratio of our funded debt to EBITDAR may not exceed 2.75:1.0. This ratio will also adjust per the schedule below.  Funded debt generally includes the amount borrowed under the Credit Facility or similar arrangements, letters of credit and the aggregate minimum amount of operating lease payments we are obligated to pay in the future.

•
Our tangible net worth must be no less than $75.0 million at June 30, 2010 and remain an amount no less than $75.0 million according to the schedule below. Tangible net worth is generally defined as our net shareholders' equity minus intangible and certain other assets plus 100% of any cash we receive from the issuance of equity securities.

•	The annual amount of our net expenditures for property and equipment during any twelve month period may not be more than $12.5 million.
•	The amount available for acquisitions may not exceed $3.5 million in any fiscal year.
•	The interest rate spread over LIBOR changes based upon achieving various EBITDAR to fixed charge ratios.
•	Payments of dividends are generally limited by the ratio of our EBITDAR to fixed charges and the profitability of the previous quarter.

Periods Ending	Minimum EBITDAR to Fixed Charges	Maximum Funded Debt to EBITDAR	(in thousands) Minimum Tangible Net Worth
March 2010 – May 2010	1.10:1.0	2.75:1.0	$80,000
June 2010 – August 2010	1.20:1.0	2.75:1.0	75,000
Subsequent to August 2010	1.25:1.0	2.50:1.0	75,000

At June 30, 2010, our EBITDAR was $40.1 million.  Our fixed charges were $28.8 million, resulting in a fixed charge coverage ratio of 1.39.  Our funded debt as defined in the Credit Facility was $92.4 million, resulting in funded debt to EBITDAR ratio of 2.30.   Our tangible net worth as defined by the agreement was $81.1 million keeping in compliance with the agreement.   Maintaining the Credit Facility is imperative for us to continue our operations by allowing us to manage our working capital and acquire revenue-generating equipment that is essential to our operations.  Should we not be able to meet these covenants, amounts outstanding may become payable immediately and our ability to make future draws on the Credit Facility may be limited.  We are in compliance with all of the covenants under the Credit Facility as of June 30, 2010 and anticipate our compliance will continue for the foreseeable future, assuming current economic conditions remain relatively unchanged.

The following is a summary of our contractual obligations as of June 30, 2010:

	(in thousands)
	Total	2010	2011-2012	2013-2014	After 2014
Letters of credit	$3,181	$-	$3,181	$-	$-
Purchase obligations	39,514	39,514	-	-	-
Operating leases obligations
Rentals	89,173	16,472	48,551	15,314	8,836
Residual guarantees	12,185	-	7,142	5,043	-
	$144,053	$55,986	$58,874	$20,357	$8,836

Off-Balance Sheet Arrangements

As of June 30, 2010, we had 1,171 tractors and 2,014 trailers under operating leases with varying termination dates ranging from July 2010 through October 2015 with rental obligations of $89.0 million.  Rent expense related to operating leases involving vehicles during the six months ended June 30, 2010 and 2009 was $17.8 million and $20.0 million, respectively.  We maintain standby letters of credit related to self-insured programs in the amount of $3.2 million.  These standby letters of credit allow the Company to self-insure a portion of its insurance exposure.

Inflation and Fuel Costs

                Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past three years, the most significant effects of inflation have been on revenue-generating equipment prices, accident claims, health insurance, employee compensation and fuel.  We attempt to limit the effects of inflation through increases in freight rates and cost control efforts.

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

Effects of Climate Change and Climate Change Regulation

Greenhouse gas emissions have increasingly become the subject of a large amount of international, national, regional, state and local attention. Cap and trade initiatives to limit greenhouse gas emissions have been introduced in the European Union “EU.” Similarly, numerous bills related to climate change have been introduced in the United States Congress, which could adversely impact all industries. In addition, future regulation of greenhouse gases could occur pursuant to future U.S. treaty obligations, statutory or regulatory changes under the Clean Air Act or new climate change legislation.  It is uncertain whether any of these initiatives will be implemented, although, based on published media reports, we believe it is not reasonably likely the current proposed initiatives will be implemented without substantial modification. If such initiatives are implemented, restrictions, caps, taxes, or other controls on emissions of greenhouse gases, including diesel exhaust, could significantly increase our operating costs. Restrictions on emissions could also affect our customers that use significant amounts of energy or burn fossil fuels in producing or delivering the products we carry including, but not limited to, food producers and distributors. Although significant cost increases, government regulation, and changes of consumer needs or preferences for goods or services relating to alternative sources of energy or emissions reductions or changes in our customers' shipping needs could materially affect the markets for the products we carry, which in turn could have a material adverse effect on our results of operations, financial condition, and liquidity, or, in the alternative, could result in increased demand for our transportation services, we are currently unable to predict the manner or extent of such effect.

CRITICAL ACCOUNTING POLICIES

                The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue and expenses in our consolidated financial statements and related notes.  We base our estimates, assumptions and judgments on historical experience, current trends and other factors believed to be relevant at the time our consolidated financial statements are prepared.  However, because future events and their effects cannot be determined with certainty, actual results could differ from our estimates and assumptions, and such differences could be material.  We believe the following critical accounting policies affect our more significant estimates, assumptions and judgments used in the preparation of our consolidated financial statements.

Accounts Receivable.  We are dependent upon contracts with significant customers that generate a large portion of our revenue.  Accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectability of these receivables, we perform ongoing credit evaluations of our customers’ financial condition.  Through these evaluations, we may become aware of a situation in which a customer may not be able to meet its financial obligations due to deterioration of its financial viability, downgrade in credit ratings or bankruptcy.  The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall state of the economy.  We perform ongoing reviews of the adequacy of our allowance for doubtful accounts.  Invoice balances past the contractual due date are considered past due per our policy and the customer balances are reviewed for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential recovery is considered remote.

Revenue Recognition.  The Company recognizes revenue and the related direct costs on the date the freight is picked up from the shipper.  One of the preferable methods under US GAAP provides the recognition of revenue and direct costs when the shipment is completed.  Changing to this method would not have a material impact on the quarterly financial results or operations of the Company.

Property and Equipment.  The transportation industry is capital intensive. Our net property and equipment, including property held for sale, was $68.8 million as of June 30, 2010 and $75.9 million as of December 31, 2009. Our depreciation expense was $7.9 million for the six months ended June 30, 2010 and $9.0 million for the six months ended June 30, 2009.  Depreciation is computed based on the cost of the asset, reduced by its estimated residual value, using the straight-line method for financial reporting purposes.  Accelerated methods are used for income tax reporting purposes.  Additions and improvements to property and equipment are capitalized at cost.  Maintenance and repair expenditures are charged to operations as incurred.  Gains and losses on disposals of revenue equipment are included in operations as they are a normal, recurring component of our operations.  We have minimal risk to the used equipment market as the majority of our tractors have a pre-arranged trade-in value at the end of 42 months, which is utilized as the residual value in computing depreciation expense.

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

Insurance and claims.  We are self-insured for a portion of losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels.  We maintain insurance coverage for per-incident occurrences and in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review.  We reserve currently for the estimated cost of the uninsured portion of pending claims. These reserves are periodically evaluated and adjusted based on our evaluation of the nature and severity of outstanding individual claims and an estimate of future claims development based on historical claims development factors.  The Company accrues for the anticipated legal and other costs to settle the claims currently.  The Company is responsible for the first $4.0 million on each personal injury and property damage claim.  The Company has excess coverage for claims between $4.0 million and $50.0 million.  The Company utilizes an independent actuary to assist in establishing its accruals.  Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, a claim that approaches the maximum self-insured retention level or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

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

None.

 Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks, primarily from fuel prices and interest rates. These risks have not materially changed between December 31, 2009 and the six months ended June 30, 2010.

Commodity Price Risk

Our operations are heavily dependent upon fuel prices.  The price and availability can vary and are subject to political, economic and market factors that are beyond our control.  Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition; however, historically, we’ve been able to recover the majority of diesel fuel price increases from customers in the form of fuel surcharges.  Fuel prices have fluctuated greatly in recent years. In some periods, our operating performance was adversely affected because we were not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharges. We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. We do not currently enter into derivative hedging arrangements that protect us against fuel price increases.  Given the volatility in fuel prices and the impact fuel surcharge revenues have on total operating revenue, we often make reference to total operating revenue excluding fuel surcharges to provide a more consistent basis for comparison of operating revenue without the impact of fluctuating fuel prices.  A 5% increase in the average fuel cost per gallon would result in annual increased fuel costs of approximately $3.3 million that would be substantially offset by fuel surcharges.

Interest Rate Risk

Our market risk is also affected by changes in interest rates.  We have historically maintained a combination of fixed rate and variable rate obligations to manage our interest rate exposure.  Fixed rates are generally maintained within our lease obligations while variable rates are contained within our amended and restated credit agreement.

We are exposed to interest rate risk primarily from our amended and restated credit agreement.  Our credit agreement, as amended, provides for borrowings that bear interest based on the LIBOR plus a certain percentage.  At June 30, 2010 and December 31, 2009, there were no borrowings outstanding under our Credit Facility.

As of June 30, 2010, we held no market-risk-sensitive instruments for trading purposes.  For purposes other than trading, we held approximately 68,000 shares of our common stock at a value of $0.3 million in a Rabbi Trust investment. Our consolidated financial statements include the assets and liabilities of the Rabbi Trust established to hold the investments of participants in our 401(k) Wrap Plan and for deferred compensation liabilities under our Executive Bonus and Phantom Stock Plan.  Such liabilities are adjusted from time to time to reflect changes in the market price of our common stock.  To the extent the trust assets are invested in our stock, our future compensation expense and income will be impacted by fluctuations in the market price of our stock.

 Item 4.    Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

PART II.  OTHER INFORMATION

 Item 1.    Legal Proceedings

We are involved in litigation incidental to our operations, primarily involving claims for personal injury, property damage, work-related injuries and cargo losses incurred in the ordinary and routine transportation of freight.  Although the outcomes of any such litigation cannot be predicted, in the opinion of management, the resolution of any currently pending or threatened actions will not have a material adverse effect upon our financial position or results of operations.

 Item 1A.    Risk Factors

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, under the heading “Risk Factors” in Item 1A of that report.  We do not believe there has been any material changes in these risks during the six months ended June 30, 2010.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On November 9, 2007, our Board of Directors renewed our authorization to purchase up to 1,263,900 shares of our common stock.  At June 30, 2010, there were a total of 917,000 remaining shares authorized for repurchase under the November 2007 and previous authorizations.  No shares were repurchased during 2010.  The authorization did not specify an expiration date.  Shares may be purchased from time to time on the open market or through private transactions at such times as management deems appropriate.  Purchases may be discontinued by our Board of Directors at any time.

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

FROZEN FOOD EXPRESS INDUSTRIES, INC.
(Registrant)

Dated: August 4, 2010	By	/s/ Stoney M. Stubbs, Jr.
Stoney M. Stubbs, Jr. Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Dated: August 4, 2010	By	/s/ John R. McManama
John R. McManama Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of Frozen Food Express Industries, Inc. (filed as Exhibit 3(i) to the Company’s Current Report on Form 8-K on May 29, 2007 and incorporated herein by reference).

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