Form 10-Q
period 2010-09-30
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2010-11-02
CIK 39273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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
Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes      ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.
Class	Number of Shares Outstanding
Common stock, $1.50 par value	17,506,703 at October 27, 2010

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Unaudited and in thousands, except per-share amounts)

Assets	September 30, 2010	December 31, 2009
Current assets
Cash and cash equivalents	$2,158	$3,667
Accounts receivable, net	42,494	41,318
Tires on equipment in use, net	5,685	5,592
Deferred income taxes	2,169	1,532
Property held for sale	1,019	1,019
Other current assets	5,784	12,706
Total current assets	59,309	65,834

Property and equipment, net	72,627	74,845
Other assets	4,858	5,121
Total assets	$136,794	$145,800

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$29,739	$23,773
Insurance and claims accruals	9,816	10,119
Accrued payroll and deferred compensation	5,685	3,837
Accrued liabilities	1,907	1,953
Total current liabilities	47,147	39,682

Deferred income taxes	4,027	9,009
Insurance and claims accruals	5,236	7,374
Total liabilities	56,410	56,065

Shareholders’ equity
Common stock, $1.50 par value per share; 75,000 shares authorized;
18,572 shares issued	27,858	27,858
Additional paid-in capital	1,412	2,923
Retained earnings	59,741	70,172
	89,011	100,953
Treasury stock (1,143 and 1,477 shares), at cost	(8,627)	(11,218)
Total shareholders’ equity	80,384	89,735
Total liabilities and shareholders’ equity	$136,794	$145,800

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited and in thousands, except per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Total operating revenue	$93,870	$94,500	$274,669	$281,602
Operating expenses
Salaries, wages and related expenses	30,243	30,306	87,288	94,115
Purchased transportation	18,132	20,246	55,972	61,752
Fuel	18,469	17,132	51,782	46,251
Supplies and maintenance	13,447	11,486	36,010	35,874
Revenue equipment rent	9,353	9,431	27,116	29,386
Depreciation	4,216	4,303	12,114	13,296
Communications and utilities	1,287	1,323	3,658	3,898
Claims and insurance	3,486	3,215	10,764	10,934
Operating taxes and licenses	1,003	1,076	3,209	3,656
(Gain) loss on sale of property and equipment	(12)	177	(592)	(75)
Miscellaneous	1,109	638	3,101	2,367
Total operating expenses	100,733	99,333	290,422	301,454
Loss from operations	(6,863)	(4,833)	(15,753)	(19,852)
Interest and other (income) expense
Interest income	(15)	(1)	(30)	(5)
Interest expense	105	5	308	9
Equity in earnings of limited partnership	(246)	(313)	(443)	(472)
Life insurance and other	(43)	106	84	591
Total interest and other (income) expense	(199)	(203)	(81)	123
Loss before income taxes	(6,664)	(4,630)	(15,672)	(19,975)
Income tax benefit	(4,383)	(2,070)	(5,241)	(6,126)
Net loss	$(2,281)	$(2,560)	$(10,431)	$(13,849)

Net loss per share of common stock
Basic	$(0.13)	$(0.15)	$(0.61)	$(0.81)
Diluted	$(0.13)	$(0.15)	$(0.61)	$(0.81)
Weighted average shares outstanding
Basic	17,384	17,149	17,223	17,069
Diluted	17,384	17,149	17,223	17,069
Dividends declared per common share	$-	$-	$-	$0.03

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
 (Unaudited and in thousands)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities
Net loss	$(10,431)	$(13,849)
Non-cash items included in net loss
Gain on sale of property and equipment	(592)	(75)
Depreciation and amortization	14,963	16,831
Provision for losses on accounts receivable	678	216
Deferred income tax	(5,619)	(6,475)
Deferred compensation	492	172
Investment income	(443)	(472)
Changes in operating assets and liabilities
Accounts receivable	(1,854)	9,195
Tires on equipment in use	(2,861)	(3,112)
Other current assets	6,521	1,636
Accounts payable	7,251	(1,617)
Other assets	(467)	-
Insurance and claims accruals	(2,441)	2,608
Accrued liabilities, payroll and other	1,796	776
Net cash provided by operating activities	6,993	5,834

Cash flows from investing activities
Expenditures for property and equipment	(16,719)	(12,395)
Proceeds from sale of property and equipment	6,531	7,952
Cash distributions from investment	1,016	682
Other	76	(94)
Net cash used in investing activities	(9,096)	(3,855)

Cash flows from financing activities
Proceeds from borrowings	15,272	21,100
Payments against borrowings	(15,272)	(21,100)
Dividends paid	-	(515)
Income tax expense of stock options and restricted stock	(6)	(41)
Proceeds from capital stock transactions, net	671	96
Purchases of treasury stock	(71)	(157)
Net cash provided by (used in) financing activities	594	(617)

Net (decrease) increase in cash and cash equivalents	(1,509)	1,362
Cash and cash equivalents at beginning of period	3,667	1,308
Cash and cash equivalents at end of period	$2,158	$2,670

See accompanying notes to consolidated condensed financial statements.

 Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Shareholders' Equity
 (Unaudited and in thousands)

	Common Stock		Additional
	Shares	Par	Paid-in	Retained	Treasury Stock
	Issued	Value	Capital	Earnings	Shares	Cost	Total
January 1, 2009	18,572	$27,858	$5,412	$87,103	1,813	$(13,922)	$106,451
Net loss	-	-	-	(16,415)	-	-	(16,415)
Treasury stock reacquired	-	-	-	-	39	(161)	(161)
Retirement plans	-	-	(15)	-	4	(25)	(40)
Exercise of stock options	-	-	(171)	-	(35)	267	96
Restricted stock	-	-	(2,270)	-	(344)	2,623	353
Dividends	-	-	-	(516)	-	-	(516)
Tax expense of stock options	-	-	(33)	-	-	-	(33)
December 31, 2009	18,572	27,858	2,923	70,172	1,477	(11,218)	89,735
Net loss	-	-	-	(10,431)	-	-	(10,431)
Treasury stock reacquired	-	-	-	-	19	(71)	(71)
Retirement plans	-	-	(38)	-	(7)	53	15
Exercise of stock options	-	-	(1,146)	-	(241)	1,817	671
Restricted stock	-	-	(321)	-	(105)	792	471
Tax expense of stock options	-	-	(6)	-	-	-	(6)
September 30, 2010	18,572	$27,858	$1,412	$59,741	1,143	$(8,627)	$80,384

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
Nine Months Ended September 30, 2010
  (Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated condensed financial statements include Frozen Food Express Industries, Inc., a Texas corporation, and our subsidiary companies, all of which are wholly-owned (collectively, the “Company”).  Our statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial statements, and therefore do not include all information and disclosures required by US GAAP for complete financial statements.  In the opinion of management, such statements reflect all adjustments consisting of normal recurring adjustments considered necessary to fairly present our consolidated financial position, results of operations, shareholders’ equity and cash flows for the interim periods presented. The results of operations for any interim period do not necessarily indicate the results for the full year.  The unaudited interim consolidated condensed financial statements should be read with reference to the consolidated financial statements and notes to consolidated financial statements in our 2009 Annual Report on Form 10-K.  All intercompany balances and transactions have been eliminated in consolidation.

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

3.    Long-term Debt

As of September 30, 2010, the Company had a secured committed credit facility (the “Credit Facility”) that expires in September 2011 for which no amounts were outstanding.  Subsequent to September 30, 2010, the Company and the administrative agent entered into an amendment to the Credit Facility.  Under the terms of the amendment, the Company may borrow an amount not to exceed the lesser of (i) $20.0 million or (ii) the approved accounts receivable borrowing base, as defined by the amended Credit Facility, both adjusted for letters of credit and other debt (as defined in the Credit Facility).  At September 30, 2010, there were no amounts borrowed under the Credit Facility; however, we had $3.2 million of standby letters of credit primarily for our self-insurance programs, which reduced the availability to $16.8 million.   The Credit Facility bears interest at a spread over the London Interbank Offered Rate (“LIBOR”).

The  Credit Facility, as  amended, contains covenants which, among other matters, required the Company to maintain certain financial ratios during the first three quarters of 2010, including debt to earnings before interest, taxes, depreciation, amortization, leases, and rents (as defined by the Credit Facility,“EBITDAR”) not to exceed 2.75:1.0, a minimum fixed charge ratio of 1.15:1.0 at September 30, 2010, and minimum tangible net worth of $75.0 million adjusted for earnings and other equity activity.  The ratios adjust during the course of the year.  The Credit Facility also places certain restrictions on the payment of dividends and the purchase and sale of assets.  The Credit Facility is secured by substantially all of the assets of the Company and its affiliates.  At September 30, 2010, our EBITDAR was $37.9 million.  Our fixed charges were $30.3 million, resulting in a fixed charge coverage ratio of 1.25:1.0.  Our funded debt as defined in the agreement was $93.7 million, resulting in funded debt to EBITDAR ratio of 2.47:1.0.   Our tangible net worth as defined by the agreement was $78.9 million keeping in compliance with the Credit Facility.

4.    Income Taxes

Our income is taxed in the United States of America and various state jurisdictions. Our federal returns for 2006 and each subsequent year are presently subject to further examination by the Internal Revenue Service.  State returns are filed in most state jurisdictions, with varying statutes of limitations.

US GAAP requires that, for interim periods, we project full-year income and permanent differences between book income and taxable income in order to calculate an effective tax rate for the entire year.  That projected effective tax rate is used to calculate our income tax provision or benefit for the interim periods’ year-to-date financial results.

For the nine months ended September 30, 2010, our effective tax benefit rate (income tax benefit divided by loss before income taxes) was 33.4% compared to an effective tax benefit rate of 30.7% for the same period a year ago.  This rate approximates our expected tax benefit rate for the entire year and has been applied to year-to-date results from operations.  The difference between our effective tax rate and the federal statutory rate of 35% is attributable to state income taxes and non-deductible driver related expenses and the impact of our tax provision analysis; in other words, as our net loss decreases, the impact of our permanent items becomes greater and reduces our expected benefit.

5.  Loss per common share

Basic and diluted loss per common share was computed as follows:

	(in thousands, except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Numerator:
Net loss	$(2,281)	$(2,560)	$(10,431)	$(13,849)

Denominator:
Basic-weighted average shares	17,384	17,149	17,223	17,069
Effect of dilutive stock options	-	-	-	-
Diluted-weighted average shares	17,384	17,149	17,223	17,069

Basic loss per common share	$(0.13)	$(0.15)	$(0.61)	$(0.81)
Diluted loss per common share	$(0.13)	$(0.15)	$(0.61)	$(0.81)

                Options totaling 554,000 and 607,000 shares were outstanding but were not included in the calculation of diluted weighted average shares for the three months ended September 30, 2010 and 2009, respectively, as their exercise prices were greater than the average market price of the common shares.  For the nine months ended September 30, 2010 and 2009, options totaling 552,000 and 589,000 shares, respectively, were outstanding but are not included in the calculation of diluted weighted average shares as their exercise prices were greater than the average market price of the common shares.  The Company excluded all common stock equivalents in 2010 and 2009 as the effect was anti-dilutive due to the net loss.

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

During the three months ended September 30, 2010 and 2009, the Company’s purchases from W&B for trailers and refrigeration units were $5.3 million and $15,000, respectively.  During the nine month periods ended September 30, 2010 and 2009, the purchases were $5.4 million and $0.1 million, respectively.

During the three month periods ended September 30, 2010 and 2009, we paid W&B $0.3 million and $0.4 million, respectively, for maintenance and repair services, accessories and parts.  During the nine month periods ended September 30, 2010 and 2009, the payments were $0.9 million and $1.2 million, respectively.

Cash distributions to us from W&B’s earnings were $0.2 million and $53,000 for the three months ended September 30, 2010 compared to 2009, respectively.  The cash distributions to us from W&B’s earnings were $1.0 million and $0.7 million for the nine months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010 and 2009, our accounts payable included amounts owed to W&B of $4.2 million and $0.3 million, respectively, for the purchase of equipment, parts and repair service.

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

8.    Recent Accounting Pronouncements

In July 2010, the FASB issued ASU 2010-20, Receivables (“Topic 310”) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”).   ASU 2010-20 requires a company to disclose information that provides financial statement users more information about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses.  Short-term accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from the ASU 2010-20.  For public companies, the amendments that require disclosures as of the end of a reporting period and the amendments that requires disclosures for activity that occurs during a reporting period are effective for periods ending on or after December 15, 2010. Management does not believe that the adoption of this ASU will have a material impact on the Company’s financial position, results of operation, or cash flows. .

9.    Subsequent Events

On October 27, 2010, the Company and the administrative agent under the Credit Facility agreed to an amendment to the Credit Facility, see Note 3, Long-term Debt.  The Company has evaluated its financial statements for the subsequent events through November 2, 2010 the filing date of our financial statements.  Other than described above, the Company is not aware of any such events, which would require recognition or disclosure in the financial statements.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated condensed financial statements and our Annual Report on Form 10-K for the year ended December 31, 2009.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those included in our Form 10-K, ”Part I, Item 1A . Risk Factors” for the year ended December 31, 2009.  We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

OVERVIEW

After experiencing improved operating trends in June 2010, a number of events significantly impacted our operating results in the third quarter of 2010.   The current driver shortage is proving costly to both shippers and transportation companies.  In the third quarter expenses related to driver recruiting increased by $0.3 million.  Driver concerns related to Comprehensive Safety Analysis 2010 initiative (“CSA 2010”) compliance has increased the number of drivers leaving the profession, the amount of downtime related to equipment inspections, and maintenance expense due to unscheduled and non-safety related items.  Due to the inability to fully staff our driver needs, we have averaged 20 tractors parked during the third quarter of 2010.  This has resulted in lost revenue of approximately $0.8 million.  Additionally, Hurricane Alex struck June 30th near the Texas, Mexico border disrupting all key long-haul shipping lanes in the area as a result of the extensive flooding from Mexico through Texas and the Midwest as it moved northward.   This curtailed rail and truckload activity throughout the month of July 2010.  As the storm progressed through the Midwest, rail and truckload schedules were delayed resulting in decreased revenue per truck per week in the first half of the quarter.  Revenue per truck per week was also negatively impacted when a key, large customer in the Southeast failed to maintain expected high volume, high margin shipments they had initially forecasted for the third quarter.  This required a redeployment of assets, increasing empty miles and reducing revenue per total mile.  Despite increases in tonnage and shipment count, less-than-truckload (“LTL”) revenue per hundred pounds remains below 2009 levels.  We are experiencing improvement in this area but not as rapidly as improvement in revenue per mile in the truckload services. Additionally, when developing our profit plan for the third quarter of 2010, we had planned to be further along in our implementation of mobilcom technology that we anticipate will result in reduced empty miles, improve fuel efficiency, and reduce administrative costs.  However, due to manufacturing constraints, our mobilecom equipment supplier has been unable to supply the number of units originally planned for installation and implementation in the third quarter of 2010, resulting in an inability to achieve many of our goals.

We continue to progress in improving and maintaining our pricing programs as revenue per mile in truckload services improved during the third quarter of 2010 as compared to the prior year.   LTL yield continued to run below prior year levels, but increases in weight per shipment and shipment count provided double digit growth in hundredweight and high single digit growth in revenue during the third quarter of 2010 compared to the third quarter of 2009. During the quarter our increased emphasis on LTL pricing programs allowed us to achieve a 4.8% improvement in pricing yield in September 2010 as compared to the prior quarter.  We expect this improvement to be maintained in the fourth quarter.

Even though tonnage levels remain above 2009, the month to month growth trends experienced earlier during the first half of 2010 dissipated during the third quarter of 2010.   The biggest challenge to growing revenue is the industry wide shortage of qualified drivers, as a result we will continue an aggressive campaign to source new drivers and devote resources as the requirements of CSA 2010 are expected to trim the ranks of available drivers and competition for existing qualified drivers increases.  We continue to increase our emphasis on driver retention, and have maintained the driver recruitment bonuses and training incentives that were renewed early in the second quarter of 2010 after being suspended in 2009.  In the current supply and demand environment, carriers with the ability to hire, train, and retain quality drivers will enjoy a significant opportunity to grow and improve profitability.

We generate our revenue from truckload, LTL, dedicated and brokerage services we provide to our customers.  Generally, we are paid by the mile, the weight or the number of trucks being utilized by our dedicated service customers.  We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention and other ancillary services.  The main factors that affect our revenue are the rate per mile we receive from our customers, the percentage of miles for which we are compensated and the number of miles we generate with our equipment.  These factors relate to, among other things, the overall state of the economy, inventory levels, the level of truck capacity in the transportation industry and specific customer demand.  We monitor our revenue production primarily through average revenue per truck per week, net of fuel surcharges, revenue-per-hundredweight for our LTL services, empty mile ratio, revenue per loaded (and total) miles, the number of linehaul shipments, loaded miles per shipment and the average weight per shipment.  The economic conditions of 2009 had a negative impact on virtually all metrics that affect profitability, and while those conditions have not rebounded to pre-2009 levels, we experienced improvement in certain metrics during the second quarter of 2010.Those improvements carried into the third quarter.  We continue to see positive results from our initiatives to manage overhead expense, improve capacity utilization and support pricing initiatives.

For the third quarter of 2010, our total operating revenue decreased by $0.6 million, or 0.7%, compared to the third quarter of 2009.  Our total operating revenue, net of fuel surcharges, decreased $2.5 million, or 3.1%, to $79.5 million from $82.0 million in 2009, which was a direct result of our reduced capacity in 2010, driven by our inability to hire drivers and return our driver force to the higher levels available in 2009.  In the third quarter of 2010, excluding fuel surcharges, our average revenue per tractor per week increased 4.1% versus 2009 levels due to an improvement in revenue per mile, which was partially offset by an increase in our empty mile ratio to 11.7% from 11.2%.  This was caused, in part by the driver shortage discussed above.

Our truckload revenue for the three months ended September 30, 2010, decreased $4.6 million, or 9.0%, primarily due to fewer trucks in service This created a decline in loaded miles somewhat offset by an increase in revenue per loaded mile.  We finished the third quarter of 2010 with an average of 141 fewer trucks in our truckload operation, or 7.2% versus the same quarter last year, of which approximately 86 were independent contractors.  As a result of tightened capacity, targeted price increases, and our focus on service, our truckload revenue per loaded mile improved to $1.56 in the third quarter of 2010 compared to $1.41 in 2009, an increase of 10.6%.  In the third quarter of 2010, LTL tonnage levels increased 12.5% as a result of increased shipment activity, while revenue-per-hundredweight decreased 4.7% to $13.83 from $14.51 in the same period of 2009 due to continued pricing competition for the available tonnage in the market, an increase in shorter haul LTL shipments in the northeast and some targeted pricing actions in certain lanes where capacity was available on dedicated LTL service routes.  Dedicated revenue represented 4.7% of our revenue in the third quarter of 2010 versus 5.0% in the same period of 2009, while brokerage revenue decreased to 1.7% of our revenues in the third quarter of 2010 compared to 1.8% in the same period of 2009.

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

Our total operating expenses as a percentage of total operating revenue, or “operating ratio,” was 107.3% for the third quarter of 2010 compared to 105.1% for the same period in 2009.  Our operating expenses increased in the categories of supplies and expenses, fuel and insurance, while purchased transportation decreased and other expense categories remained flat. Our loss per basic and diluted share improved in the third quarter of 2010 to $0.13 compared to $0.15 for the same period in 2009.  Due to the deterioration of our operating ratio in the third quarter of 2010, we implemented various cost control plans to further reduce our operating costs.  These initiatives ranged from a reduction in salaried work force that will reduce annual payroll related expenses by over $1.0 million to reductions in office supply related purchases.

                Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At September 30, 2010, we had no outstanding borrowings under our Credit Facility and $80.4 million in shareholders’ equity.  In the third quarter of 2010, we added approximately $11.6 million of property and equipment, had $2.5 million of sales proceeds from dispositions.  The capital expenditures were funded with cash flows from operations.  We estimate capital expenditures, net of proceeds from dispositions, will range from $12.0 to $13.0 million for the twelve months ending December 31, 2010.  The intent to grow the fleet size contributed to a decision to purchase certain lower mileage tractors off lease rather than disposing of them which increased capital expenditures approximately $3 million.

The following table summarizes and compares the significant components of revenue and presents our operating ratio and revenue per truck per week for each of the three- and nine-month periods ended September 30:

	Three Months		Nine Months
Revenue from: (a)	2010	2009	2010	2009
Temperature-controlled fleet	$29,776	$34,684	$85,935	$103,630
Dry-freight fleet	12,906	12,269	42,197	40,805
Total truckload linehaul services	42,682	46,953	128,132	144,435
Dedicated fleets	4,374	4,749	12,985	14,970
Total truckload	47,056	51,702	141,117	159,405
Less-than-truckload linehaul services	29,408	27,429	82,412	81,105
Fuel surcharges	14,382	12,492	41,886	32,065
Brokerage	1,623	1,657	5,388	5,415
Equipment rental	1,401	1,220	3,866	3,612
Total operating revenue	93,870	94,500	274,669	281,602

Operating expenses	100,733	99,333	290,422	301,454
Income (loss) from operations	$(6,863)	$(4,833)	$(15,753)	$(19,852)
Operating ratio (b)	107.3%	105.1%	105.7%	107.0%

Total truckload revenue	$47,056	$51,702	$141,117	$159,405
Less-than-truckload revenue	29,408	27,429	82,412	81,105
Total linehaul and dedicated fleet revenue	$76,464	$79,131	$223,529	$240,510

Weekly average trucks	1,813	1,954	1,779	1,978
Revenue per truck per week (c)	$3,209	$3,081	$3,222	$3,118

Computational notes:
(a)	Revenue and expense amounts are stated in thousands of dollars.
(b)	Operating expenses divided by total operating revenue.
(c)	Average daily revenue, times seven, divided by weekly average trucks.

The following table summarizes and compares selected statistical data relating to our freight operations for each of the three- and nine-month periods ended September 30:

	Three Months		Nine Months
Truckload	2010	2009	2010	2009
Total linehaul miles (a)	30,923	37,549	94,843	115,628
Loaded miles (a)	27,294	33,352	83,805	104,040
Empty mile ratio (b)	11.7%	11.2%	11.6%	10.0%
Linehaul revenue per total mile (c)	$1.38	$1.25	$1.35	$1.25
Linehaul revenue per loaded mile (d)	$1.56	$1.41	$1.53	$1.39
Linehaul shipments (a)	31.0	39.8	93.5	117.4
Loaded miles per shipment (e)	882	838	896	886
LTL
Hundredweight	2,126,278	1,890,510	5,990,371	5,630,191
Shipments (a)	68.6	62.3	191.6	184.0
Linehaul revenue per hundredweight (f)	$13.83	$14.51	$13.76	$14.41
Linehaul revenue per shipment (g)	$429	$440	$430	$441
Average weight per shipment (h)	3,098	3,035	3,126	3,060

Computational notes:
(a)	Amounts are stated in thousands.
(b)	Total truckload linehaul miles less truckload loaded miles, divided by total truckload linehaul miles.
(c)	Revenue from truckload linehaul services divided by total truckload linehaul miles.
(d)	Revenue from truckload linehaul services divided by truckload loaded miles.
(e)	Total truckload loaded miles divided by number of truckload linehaul shipments.
(f)	LTL revenue divided by LTL hundredweight.
(g)	LTL revenue divided by number of LTL shipments.
(h)	LTL hundredweight times one hundred divided by number of shipments.

The following table summarizes and compares the makeup of our fleets between company-provided tractors and tractors provided by independent contractors as of September 30:

	2010	2009
Total company tractors available	1,507	1,591
Total independent contractor tractors available	312	409
Total tractors available	1,819	2,000
Total trailers available	3,600	3,780

Comparison of Three Months Ended September 30, 2010 to Three Months Ended September 30, 2009

The following table sets forth revenue, operating income, operating ratios and revenue per truck per week and the dollar and percentage changes of each:

Revenue from (a)	2010	2009	Dollar Change 2010 vs. 2009	Percentage Change 2010 vs. 2009
Temperature-controlled fleet	$29,776	$34,684	$(4,908)	(14.2)%
Dry-freight fleet	12,906	12,269	637	5.2
Total truckload linehaul services	42,682	46,953	(4,271)	(9.1)
Dedicated fleets	4,374	4,749	(375)	(7.9)
Total truckload	47,056	51,702	(4,646)	(9.0)
Less-than-truckload linehaul services	29,408	27,429	1,979	7.2
Fuel surcharges	14,382	12,492	1,890	15.1
Brokerage	1,623	1,657	(34)	(2.1)
Equipment rental	1,401	1,220	181	14.8
Total operating revenue	93,870	94,500	(630)	(0.7)

Operating expenses	100,733	99,333	1,400	1.4
Income (loss) income from operations	$(6,863)	$(4,833)	$(2,030)	42.0%
Operating ratio (b)	107.3%	105.1%

Total truckload revenue	$47,056	$51,702	$(4,646)	(9.0)%
Less-than-truckload revenue	29,408	27,429	1,979	7.2
Total linehaul and dedicated fleet revenue	$76,464	$79,131	$(2,667)	(3.4)%

Weekly average trucks	1,813	1,954	(141)	(7.2)%
Revenue per truck per week (c)	$3,209	$3,081	$128	4.1%

Computational notes:
(a)	Revenue and expense amounts are stated in thousands of dollars.
(b)	Operating expenses divided by total operating revenue.
(c)	Average daily revenue, times seven, divided by weekly average trucks in service.

Total operating revenue decreased $0.6 million, or 0.7%, to $93.9 million in 2010 from $94.5 million in 2009.  Excluding fuel surcharges, our total operating revenue decreased $2.5 million, or 3.1%, to $79.5 million from $82.0 million in 2009.

                Truckload revenue, excluding fuel surcharges, decreased $4.6 million, or 9.0%, to $47.1 million from $51.7 million in 2009.  Truckload revenues declined primarily due to a reduction in the average number of trucks in service partially offset by an increase in revenue per loaded mile and loaded miles per shipment.  Loaded miles declined 18.2% to 27.3 million from 33.4 million in 2009.  As a result, our empty mile ratio increased from 11.2% in 2009 to 11.7% in 2010.   Our focus on targeted pricing improvement, combined with reduced industry capacity, resulted in improved truckload rates throughout the third quarter.  Our revenue per loaded mile increased 10.6% to $1.56 in 2010 from $1.41 in 2009.

LTL revenue increased $2.0 million, or 7.2%, to $29.4 million from $27.4 million.  The increase in revenue was primarily driven by an increase in the number of shipments combined with higher weight per shipment.  Total weight shipped for the quarter increased 12.5% to 212.6 million pounds from 189.1 million pounds in the same period of 2009.  Revenue-per-hundredweight decreased to $13.83 in the third quarter of 2010 from $14.51 in the third quarter of 2009, driven by an increase in shorter haul service in the northeast and a continuation of the extremely competitive LTL pricing atmosphere that began in 2009.

Fuel surcharges represent the cost of fuel that we are able to pass along to our customers based upon changes in the Department of Energy’s weekly indices.  The cost of fuel has increased from the third quarter of 2009, resulting in increased fuel surcharges of $1.9 million, or 15.1% for the quarter.  The higher fuel surcharges are offset by higher fuel costs to the Company within fuel and purchased transportation expenses.

                The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our consolidated condensed statements of operations and those items as a percentage of revenue:

	(in thousands) Dollar Change	Percentage Change	Percentage of Revenue
	2010 vs. 2009	2010 vs. 2009	2010	2009
Total operating revenue	$(630)	(0.7)%	100.0%	100.0%

Operating Expenses
Salaries, wages and related expenses	(63)	(0.2)	32.2	32.1
Purchased transportation	(2,114)	(10.4)	19.3	21.4
Fuel	1,337	7.8	19.7	18.1
Supplies and maintenance	1,961	17.1	14.3	12.2
Revenue equipment rent	(78)	(0.8)	10.0	10.0
Depreciation	(87)	(2.0)	4.5	4.6
Claims and insurance	271	8.4	3.7	3.4
Communications and utilities	(36)	(2.7)	1.4	1.4
Operating taxes and licenses	(73)	(6.8)	1.1	1.1
Gain on sale of property and equipment	(189)	(106.8)	0.0	0.2
Miscellaneous	471	73.8	1.1	0.6
Total Operating Expenses	$1,400	1.4%	107.3%	105.1%

Total operating expenses for 2010 increased $1.4 million, or 1.4%, to $100.7 million from $99.3 million in 2009.  Combined with the slight increase in revenue and the increase in operating expenses, the operating ratio increased 2.2% to 107.3% from 105.1% in 2009.

Salaries, wages and related expenses consist of compensation for our employees, including drivers and non-drivers.  It also includes employee-related costs, including the costs of payroll taxes, work-related injuries, group health insurance and other fringe benefits.  The most variable of these salary, wage and related expenses is driver pay, which is affected by the mix of company drivers and independent contractors in our fleets as well as efficiencies in our over-the-road operations.  Driver salaries including per diem costs decreased to $17.4 million from $17.6 million in 2009, primarily as a result of a decrease in miles driven.  Non-driver salaries increased $0.6 million primarily as a result of an increase in severance pay due to the salaried staff reductions and increased headcount in customer service related areas as compared to the prior year.  Group health insurance costs decreased by $0.3 million as a result of the plan carrying fewer participants and a reduction in the quantity and severity of claims.  Work related injuries decreased as a result of a decline in large claims for the quarter and fewer claims being filed this quarter compared to the same quarter last year.

Purchased transportation expense consists of payments to independent contractors for the equipment and services they provide, payments to other motor carriers who handle our brokerage services and to various railroads for intermodal services.  It also includes fuel surcharges paid to our independent contractors for which we charge our customers.  These expenses are highly variable with revenue and/or the mix of company drivers versus independent contractors.  Purchased transportation expense decreased $2.1 million, or 10.4%, in 2010 from 2009.   Intermodal purchased transportation expense increased $0.3 million, or 8.2%, compared to 2009 as our intermodal shipments increased. The portion of our purchased transportation connected with our truckload and LTL services decreased $2.3 million, excluding fuel surcharges, primarily reflecting a decrease in the number of independent contractors utilized during the third quarter of 2010.  Purchased transportation associated with our brokerage services remained flat compared to 2009.  Fuel payments to our independent contractors decreased from $2.7 million in the third quarter of 2009 to $2.6 million in the third quarter of 2010.

Fuel expense and fuel taxes increased by $1.3 million, or 7.8%, to $18.4 million from $17.1 million in 2009.   The increase was primarily due to an increase in fuel prices as reflected in a 13.0% increase in the Department of Energy’s Fuel Index, and a small decline in our mileage per gallon as a result of higher idling associated with unusually high temperatures during the quarter.  We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover a portion of increasing fuel prices through fuel surcharges and rates passed on to our customers.

Supplies and maintenance expenses primarily consist of repairs, maintenance and tires along with load specific expenses including loading/unloading, tolls, pallets, pickup and delivery and recruiting.  Supplies and maintenance costs increased $2.0 million, or 17.1%, from 2009.  The increase in expense was a result of higher fleet repairs and maintenance of $1.4 million and driver travel expenses of $0.4 million partially offset by a decrease in tire expense of $0.3 million.  Contributing to the increased fleet repair and maintenance expense was trailer repair activity resulting from higher temperatures in certain regions of the country as well as unscheduled repairs resulting from Company inspections related to CSA 2010 requirements.  Significant repairs to our equipment are generally covered by manufacturers’ warranties.

Total revenue equipment rent expense remained flat at $9.4 million quarter over quarter.  The average number of tractors under lease at the end of September 2010 was 1,147 compared to 1,240 at the end of September 2009.  We expect equipment rent expense to increase in future periods as a result of higher prices of new equipment and as a result of an expected increase in equipment to coincide with expected demand.

Depreciation expense relates to owned tractors, trailers, communications units, service centers and other assets. Gains or losses on dispositions of revenue equipment are set forth in a separate line item within our statements of operations.  Depreciation expense decreased $0.1 million, or 2.0%, as older equipment was disposed and replaced with newer leased equipment.  Depreciation expense is also dependent upon the mix of company-owned equipment versus leased equipment.  Future depreciation expense will also be impacted by our leasing decisions.

Claims and insurance expense consists of the costs of premiums, as well as reserves we make within our self-insured retention program, primarily for personal injury, property damage, physical damage and cargo claims.  These expenses vary and are dependent on the frequency and severity of accidents, our self-insured retention amounts and the insurance market. Claims and insurance costs increased by $0.3 million, or 8.4%, to $3.5 million from $3.2 million in 2009.  The increase was primarily due to unfavorable developments of certain existing claims during the quarter.  The Company is responsible for the first $4.0 million on personal injury and property damage claims.  The Company has excess coverage from $4.0 million to $50.0 million.  Our self-insured retention, although reduced when compared to prior coverage levels, exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, a claim that approaches the maximum self-insured retention level or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

The Company’s effective tax benefit rate was 65.8% for the three months ended September 30, 2010 versus 44.7% for the three months ended September 30, 2009.  The Company updated its expected tax rate for the year due to our operating results as well as the impact of our tax provision analysis.  Our expected tax benefit for the year is 33.4%.

As a result of factors described above, our net loss decreased by 10.9% to $2.3 million compared to a net loss of $2.6 million in 2009.  Our net loss per share decreased to $0.13 per diluted share from a net loss of $0.15 per diluted share in 2009.

Comparison of Nine Months Ended September 30, 2010 to Nine Months Ended September 30, 2009

The following table sets forth revenue, operating income, operating ratios and revenue per truck per week and the dollar and percentage changes of each:

Revenue from (a)	2010	2009	Dollar Change 2010 vs. 2009	Percentage Change 2010 vs. 2009
Temperature-controlled fleet	$85,935	$103,630	$(17,695)	(17.1)%
Dry-freight fleet	42,197	40,805	1,392	3.4
Total truckload linehaul services	128,132	144,435	(16,303)	(11.3)
Dedicated fleets	12,985	14,970	(1,985)	(13.3)
Total truckload	141,117	159,405	(18,288)	(11.5)
Less-than-truckload linehaul services	82,412	81,105	1,307	1.6
Fuel surcharges	41,886	32,065	9,821	30.6
Brokerage	5,388	5,415	(27)	(0.5)
Equipment rental	3,866	3,612	254	7.0
Total operating revenue	274,669	281,602	(6,933)	(2.5)

Operating expenses	290,422	301,454	(11,032)	(3.7)
Loss from operations	$(15,753)	$(19,852)	$4,099	(20.6)%
Operating ratio (b)	105.7%	107.0%

Total truckload revenue	$141,117	$159,405	$(18,288)	(11.5)%
Less-than-truckload revenue	82,412	81,105	1,307	1.6
Total linehaul and dedicated fleet revenue	$223,529	$240,510	$(16,981)	(7.1)%

Weekly average trucks	1,779	1,978	(199)	(10.1)%
Revenue per truck per week (c)	$3,222	$3,118	$104	3.3%

Computational notes:
(a)	Revenue and expense amounts are stated in thousands of dollars.
(b)	Operating expenses divided by total operating revenue.
(c)	Average daily revenue, times seven, divided by weekly average trucks.

Total operating revenue decreased $6.9 million, or 2.5%, to $274.7 million in 2010 from $281.6 million in 2009.  Excluding fuel surcharges, our total operating revenue decreased $16.7 million, or 6.7%, to $232.8 million from $249.5 million in 2009.

                Truckload revenue, excluding fuel surcharges, decreased $18.3 million, or 11.5%, to $141.1 million from $159.4 million in 2009.  Although partially offset with increased rates, per mile truckload revenues declined primarily due to a 10.1% reduction in the average number of trucks in service, resulting in loaded miles decreasing 19.4% to 83.8 million from 104.0 million in 2009.   Our empty mile ratio increased from 10.0% in 2009 to 11.6% in 2010.  Our targeted approach to pricing, coupled with reduced industry capacity, improved our ability to increase rates at the end of the first quarter and throughout the second quarter. The improved year over year rate trend continued into the third quarter as our revenue per loaded mile increased to $1.53 in 2010 from $1.39 in 2009.  The last year we achieved this level of revenue per loaded mile was 2006.

LTL revenue increased $1.3 million, or 1.6%, to $82.4 million from $81.1 million.  The increase in revenue was driven by increased shipment count and weight per shipment, which was offset by reduced yield.  The reduced yield was caused by an increase in shorter haul freight in the northeast and continued pricing pressure in certain portions of the market.  Total weight shipped for 2010 increased 6.4% to 599.0 million pounds from 563.0 million pounds in 2009.   The overcapacity in 2009 in the truckload market drove truckload carriers to handle multi-stop freight, traditionally handled by LTL service providers, which resulted in additional pressure on pricing.  This pricing pressure continues driving our revenue-per-hundredweight to $13.76 in 2010 from $14.41 in 2009.  We expect pricing to improve in the fourth quarter consistent with improvement we experienced in September 2010.

Fuel surcharges represent the cost of fuel that we are able to pass along to our customers based upon changes in the Department of Energy’s weekly indices.  The cost of fuel has increased from 2009, resulting in increased fuel surcharges of $9.8 million, or 30.6% for the nine months in 2010.  The higher fuel surcharge is largely offset by higher fuel costs to the Company within fuel and purchased transportation expenses.

                The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our consolidated condensed statements of operations and those items as a percentage of revenue:

	(in thousands) Dollar Change	Percentage Change	Percentage of Revenue
	2010 vs. 2009	2010 vs. 2009	2010	2009
Total operating revenue	$(6,933)	(2.5)%	100.0%	100.0%

Operating Expenses
Salaries, wages and related expenses	(6,827)	(7.3)	31.8	33.4
Purchased transportation	(5,780)	(9.4)	20.4	21.9
Fuel	5,531	12.0	18.9	16.4
Supplies and maintenance	136	0.4	13.1	12.7
Revenue equipment rent	(2,270)	(7.7)	9.9	10.4
Depreciation	(1,182)	(8.9)	4.4	4.7
Claims and insurance	(170)	(1.6)	3.9	3.9
Communications and utilities	(240)	(6.2)	1.3	1.4
Operating taxes and licenses	(447)	(12.2)	1.2	1.3
Gain on sale of property and equipment	(517)	689.3	(0.2)	0.0
Miscellaneous	734	31.0	1.0	0.9
Total Operating Expenses	$(11,032)	(3.7)%	105.7%	107.0%

Total operating expenses for 2010 decreased $11.0 million, or 3.7%, to $290.4 million from $301.4 million in 2009.   The operating ratio improved 1.3% to 105.7% from 107.0% in 2009 as operating expenses declined at a greater rate than did revenue.

Salaries, wages and related expenses consist of compensation for our employees, including drivers and non-drivers.  It also includes employee-related costs, including the costs of payroll taxes, work-related injuries, group health insurance and other fringe benefits.  The most variable of these salary, wage and related expenses is driver pay, which is affected by the mix of company drivers and owner-operators in our fleets as well as our efficiencies in our over-the-road operations.  Driver salaries including per diem costs decreased $3.7 million, or 6.8%, from 2009 primarily as a result of fewer miles driven.  Non-driver salaries decreased $0.1 million primarily as a result of lower supervisory headcount compared to the prior year.  Group health insurance costs decreased by $1.9 million due to a decrease in headcount insured and quantity and severity of claims incurred in 2010 versus the prior year.

Purchased transportation expense consists of payments to independent contractors for the equipment and services they provide, payments to other motor carriers who handle our brokerage services and to various railroads for intermodal services.  It also includes fuel surcharges paid to our independent contractors for which we charge our customers.  These expenses are highly variable with revenue and/or the mix of company drivers versus independent contractors.  Purchased transportation expense decreased $5.8 million, or 9.4%, in 2010 from 2009.  Purchased transportation expense related to our intermodal service decreased by $0.2 million excluding fuel surcharges, or 2.2%, compared to 2009.  The portion of our purchased transportation connected with our truckload and LTL services decreased $6.9 million, excluding fuel surcharges, primarily reflecting a decrease in the number of independent contractors utilized during 2010 versus last year.  Purchased transportation associated with our brokerage services remained flat at $4.5 million for 2010 and 2009.  Fuel payments to our independent contractors increased from $7.2 million in 2009 to $8.3 million in 2010 due to an increase in fuel surcharges somewhat offset by a decrease in our utilization of independent contractors.

Fuel expense and fuel taxes increased by $5.5 million, or 12.0%, to $51.8 million from $46.3 million in 2009.   The increase was primarily due to an increase in fuel prices as reflected in a 23.8% increase in the Department of Energy’s Fuel Index and was somewhat offset by an improvement in our mileage per gallon.  We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover a portion of increasing fuel prices through fuel surcharges and rates passed on to our customers.

Supplies and maintenance expenses primarily consist of repairs, maintenance and tires along with load specific expenses including loading/unloading, tolls, pallets, pickup and delivery and recruiting.  Supplies and maintenance costs remained flat year over year.  Significant repairs to our equipment are generally covered by manufacturers’ warranties.

Total revenue equipment rent decreased $2.3 million, or 7.8%, to $27.1 million from $29.4 million in 2009.  The lower costs are primarily due to a decrease in the average number of tractors under lease at the end of September 2010 of 1,145 compared to 1,272 at the end of September 2009, which was somewhat offset by the increase in the average cost of equipment as we replace older equipment with new equipment.  We expect equipment rent expense to increase in future periods as a result of higher prices of new equipment.

Depreciation expense relates to owned tractors, trailers, communications units, service centers and other assets. Gains or losses on dispositions of revenue equipment are set forth in a separate line item within our statements of operations.  Depreciation expense decreased $1.2 million, or 8.9%, as older equipment was disposed and replaced with newer leased equipment.  Depreciation expense is also dependent upon the mix of company-owned equipment versus leased equipment.  Future depreciation expense will be impacted by our leasing decisions.

                Claims and insurance expense consists of the costs of premiums, as well as reserves we make within our self-insured retention program, primarily for personal injury, property damage, physical damage and cargo claims.  These expenses vary and are dependent on the frequency and severity of accidents, our self-insured retention amounts and the insurance market. Claims and insurance costs decreased by $0.2 million, or 1.8%, to $10.7 million from $10.9 million in 2009.  The decrease was primarily due to a decrease in the severity of claims incurred.  The Company is responsible for the first $4.0 million on personal injury and property damage claims.  The Company has excess coverage from $4.0 million to $50.0 million.  Our self-insured retention, although reduced when compared to prior coverage levels, exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, a claim that approaches the maximum self-insured retention level or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

The Company’s effective tax benefit rate moved to 33.4% in 2010 from 30.7% in 2009 due to the improved operating results for the nine months of 2010 as well as the impact of our tax provision analysis; in other words, as our net loss decreases, the impact of our permanent items becomes greater and reduces our expected benefit.  This rate approximates our expected tax benefit rate for the entire year and has been applied to year-to-date results from operations.

As a result of factors described above, our net loss declined 24.7% to $10.4 million compared to a net loss of $13.8 million in 2009.  Our net loss per share declined 24.7% to $0.61 per diluted share from a loss of $0.81 per diluted share in 2009.

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

                In November 2007, our Board of Directors approved a share repurchase program to repurchase an additional one million shares of our common stock. This program is intended to be implemented through purchases made in either the open market or through private transactions.  The timing and extent to which we will repurchase shares depends on market conditions and other corporate considerations.  We made no share repurchases in 2009 or 2010 and have approximately 917,000 shares available that can be repurchased under the November 2007 and previous authorizations. The repurchase program does not have an expiration date.

The table below reflects our net cash flows provided by (used in) operating activities, investing activities and financing activities and outstanding debt, including current maturities, for the periods indicated.

	(in thousands)
	Nine Months Ended September 30,
	2010	2009
Net cash flows provided by operating activities	$6,993	$5,834
Net cash flows used in investing activities	(9,096)	(3,855)
Net cash flows provided by (used in) financing activities	594	(617)
Debt at September 30	-	-

For the nine months ended September 30, 2010, we purchased property and equipment of $16.7 million, and recognized a gain of $0.6 million on the disposition of used equipment.  We generated $7.0 million of cash flows from operating activities primarily driven by depreciation and amortization, an increase in accounts payable, and a decrease in other current assets, which was partially offset by a decline in insurance reserves and increased expenditures for tires on equipment in use.  Our net capital expenditures were primarily funded with cash flows from operations.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  Based upon anticipated cash flows, current borrowing availability and sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.  We estimate that capital expenditures, net of proceeds from dispositions, will range from $12.0 to $13.0 million for the twelve months ended December 31, 2010.

We establish credit terms with our customers based upon their financial strength and their historical payment pattern.   Many of our largest customers are Fortune 500 companies.  Given the current economic conditions, we have placed additional emphasis on our review of significant outstanding receivable balances.  Accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectability of these receivables, we perform ongoing credit evaluations of our customers’ financial condition.  Through these evaluations, we may become aware of a situation in which a customer may not be able to meet its financial obligations due to deterioration of its financial viability, downgrade in credit ratings or bankruptcy.  Our allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall state of the economy.  Invoice balances outstanding over 30 days after the contractual due date are considered past due per our policy and are reviewed individually for collectability.  During 2010, we decreased our allowance for doubtful accounts by $158,000 from December 31, 2009 as our past due receivables declined as a percentage of outstanding balances and the risk of bad debts was reduced as the aging improved.  Initial payments by new customers are monitored for compliance with contractual terms.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential recovery is considered remote.

The amended Credit Facility provides for a secured, committed credit facility maturing in September 2011, with an aggregate availability of $20.0 million.  Subsequent to September 30, 2010, the Company and the administrative agent agreed to an amendment to the Credit Facility.  Under the terms of the amendment, we may borrow an amount not to exceed the lesser of $20.0 million, the approved accounts receivable borrowing base, as defined by the amended Credit Facility, adjusted for letters of credit and other debt (as defined in the Credit Facility), or a multiple of a measurement of cash flow.  Per the Credit Facility, as agreed to be amended, the borrowing base is limited to 85% of the eligible accounts receivable balance, which excludes amounts past due beyond 90 days, accrued revenue for undelivered shipments and the current portion of freight claims and incorporates a $5.0 million reserve through maturity.  At September 30, 2010, there were no amounts borrowed under the Credit Facility; however, we had $3.2 million of standby letters of credit primarily for our self-insurance programs, which reduced the availability to $16.8 million.  We expect to borrow in the range of $3.0 to $5.0 million against our line of credit during the 4th Quarter due to a planned purchase of revenue equipment.  The amended Credit Facility bears interest at a spread over the London Interbank Offered Rate (“LIBOR”).

The Credit Facility as amended contains several covenants, which include the following:

•
The ratio of our annual earnings before interest, taxes, depreciation, amortization and lease and rental (as defined in the Credit Facility, “EBITDAR”) to the amount of our annual fixed charges, also referred to as the fixed charge coverage ratio, may not be less than 1.15:1.0 at September 30, 2010.  Fixed charges generally include interest payments, rental expense, taxes paid, dividends paid and payments due on outstanding debt.

•
The ratio of our funded debt to EBITDAR may not exceed 2.75:1.0 at September 30, 2010. Funded debt generally includes the amount borrowed under the Credit Facility or similar arrangements, letters of credit and the aggregate minimum amount of operating lease payments we are obligated to pay in the future.

•
Our tangible net worth must be no less than $75.0 million at September 30, 2010 and remain an amount no less than $75.0 million. Tangible net worth is generally defined as our net shareholders' equity minus intangible and certain other assets plus 100% of any cash we receive from the issuance of equity securities.

•	The annual amount of our net expenditures for property and equipment during the most recently ended twelve month period may not be more than $20.0 million.
•	The amount available for acquisitions may not exceed $3.5 million in any fiscal year.
•	The interest rate spread over LIBOR changes based upon achieving various EBITDAR to fixed charge ratios.
•	Payments of dividends are generally limited by the ratio of our EBITDAR to fixed charges and the profitability of the previous quarter.

At September 30, 2010, our EBITDAR was $37.9 million.  Our fixed charges were $30.3 million, resulting in a fixed charge coverage ratio of 1.25.  Our funded debt as defined in the Credit Facility was $93.7 million, resulting in funded debt to EBITDAR ratio of 2.47.   Our tangible net worth as defined by the agreement was $78.9 million, keeping in compliance with the agreement.   Maintaining the Credit Facility is imperative for us to continue our operations by allowing us to manage our working capital and acquire revenue-generating equipment that is essential to our operations.  Should we not be able to meet these covenants, amounts outstanding may become payable immediately and our ability to make future draws on the Credit Facility may be limited.  We are in compliance with all of the covenants under the Credit Facility, as amended, as of September 30, 2010 and anticipate our compliance will continue for the foreseeable future, assuming current economic conditions remain relatively unchanged.

The following is a summary of our contractual obligations as of September 30, 2010:

	(in thousands)
	Total	2010	2011-2012	2013-2014	After 2014
Letters of credit	$3,181	$-	$3,181	$-	$-
Purchase obligations	18,523	18,523	-	-	-
Operating leases obligations
Rentals	90,508	8,479	52,518	18,223	11,288
Residual guarantees	13,568	-	7,142	6,426	-
	$125,780	$27,002	$62,841	$24,649	$11,288

Off-Balance Sheet Arrangements

As of September 30, 2010, we had 1,159 tractors and 1,809 trailers under operating leases with varying termination dates ranging from December 2010 through July 2017 with rental obligations of $90.5 million.  Rent expense related to operating leases involving vehicles during the nine months ended September 30, 2010 and 2009 was $27.1 million and $29.4 million, respectively.  We maintain standby letters of credit related to self-insured programs in the amount of $3.2 million.  These standby letters of credit allow the Company to self-insure a portion of its insurance exposure.

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

Effects of Climate Change and Climate Change Regulation

Greenhouse gas emissions have increasingly become the subject of a large amount of international, national, regional, state and local attention. Cap and trade initiatives to limit greenhouse gas emissions have been introduced in the European Union “EU.” Similarly, numerous bills related to climate change have been introduced in the United States Congress, which could adversely impact all industries. In addition, future regulation of greenhouse gases could occur pursuant to future U.S. treaty obligations, statutory or regulatory changes under the Clean Air Act or new climate change legislation.  It is uncertain whether any of these initiatives will be implemented, although, based on published media reports, we believe it is not likely the current proposed initiatives will be implemented without substantial modification. If such initiatives are implemented, restrictions, caps, taxes, or other controls on emissions of greenhouse gases, including diesel exhaust, could significantly increase our operating costs. Restrictions on emissions could also affect our customers that use significant amounts of energy or burn fossil fuels in producing or delivering the products we carry including, but not limited to, food producers and distributors. Although significant cost increases, government regulation, and changes of consumer needs or preferences for goods or services relating to alternative sources of energy or emissions reductions or changes in our customers' shipping needs could materially affect the markets for the products we carry, which in turn could have a material adverse effect on our results of operations, financial condition, and liquidity, or, in the alternative, could result in increased demand for our transportation services, we are currently unable to predict the manner or extent of such effect.

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

Accounts Receivable.  We are dependent upon contracts with significant customers that generate a large portion of our revenue.  Accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectability of these receivables, we perform ongoing credit evaluations of our customers’ financial condition.  Through these evaluations, we may become aware of a situation in which a customer may not be able to meet its financial obligations due to deterioration of its financial viability, downgrade in credit ratings or bankruptcy.  The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall state of the economy.  We perform ongoing reviews of the adequacy of our allowance for doubtful accounts.  Invoice balances outstanding past the contractual due date are considered past due per our policy and the customer balances are reviewed for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential recovery is considered remote.

Revenue Recognition.  The Company recognizes revenue and the related direct costs on the date the freight is picked up from the shipper.  One of the preferable methods under US GAAP provides the recognition of revenue and direct costs when the shipment is completed.  Changing to this method would not have a material impact on the quarterly financial results or operations of the Company.

Property and Equipment.  The transportation industry is capital intensive. Our net property and equipment, including property held for sale, was $73.6 million as of September 30, 2010 and $75.9 million as of December 31, 2009. Our depreciation expense was $12.1 million for the nine months ended September 30, 2010 and $13.3 million for the nine months ended September 30, 2009.  Depreciation is computed based on the cost of the asset, reduced by its estimated residual value, using the straight-line method for financial reporting purposes.  Accelerated methods are used for income tax reporting purposes.  Additions and improvements to property and equipment are capitalized at cost.  Maintenance and repair expenditures are charged to operations as incurred.  Gains and losses on disposals of revenue equipment are included in operations as they are a normal, recurring component of our operations.  We have minimal risk to the used equipment market as the majority of our tractors have a pre-arranged trade-in value at the end of 42 months, which is utilized as the residual value in computing depreciation expense.

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

                Income Taxes.  As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes.  These temporary differences result in deferred tax assets and liabilities, which are included in our accompanying consolidated balance sheets.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled.  To the extent it is determined it is not likely that our deferred tax assets will be recovered, a valuation allowance must be established for the amount of the deferred tax assets determined not to be realizable.  We believe the deferred tax assets will be principally realized through future reversals of existing temporary differences (deferred tax liabilities) and future taxable income.  Based upon our recent operating history, we will continue to assess whether we will realize all, or part, of the deferred tax assets.   We will apply judgment to determine the amount of valuation allowance, if any, that would be required in any given period.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2010, the FASB issued ASU 2010-20, Receivables (“Topic 310”) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (“ASU 2010-20”).   ASU 2010-20 requires a company to disclose information that provides financial statement users more information about the credit quality of a creditor’s financing receivables and the adequacy of its allowance for credit losses.  Short-term accounts receivable, receivables measured at fair value or lower of cost or fair value, and debt securities are exempt from the ASU 2010-20.  For public companies, the amendments that require disclosures as of the end of a reporting period and the amendments that requires disclosures for activity that occurs during a reporting period are effective for periods ending on or after December 15, 2010. Management does not believe that the adoption of this ASU will have a material impact on the Company’s financial position, results of operation, or cash flows.

 Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks, primarily from fuel prices and interest rates. These risks have not materially changed between December 31, 2009 and September 30, 2010.

Commodity Price Risk

Our operations are heavily dependent upon fuel prices.  The price and availability can vary and are subject to political, economic and market factors that are beyond our control.  Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition; however, historically, we’ve been able to recover the majority of diesel fuel price increases from customers in the form of fuel surcharges.  Fuel prices have fluctuated greatly in recent years. In some periods, our operating performance was adversely affected because we were not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharges. We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. We do not currently enter into derivative hedging arrangements that protect us against fuel price increases.  Given the volatility in fuel prices and the impact fuel surcharge revenues have on total operating revenue, we often make reference to total operating revenue excluding fuel surcharges to provide a more consistent basis for comparison of operating revenue without the impact of fluctuating fuel prices.  A 5% increase in the average fuel cost per gallon would result in annual increased fuel costs of approximately $3.5 million that would be substantially offset by fuel surcharges.

Interest Rate Risk

Our market risk is also affected by changes in interest rates.  We have historically maintained a combination of fixed rate and variable rate obligations to manage our interest rate exposure.  Fixed rates are generally maintained within our lease obligations while variable rates are contained within our amended and restated credit agreement.

We are exposed to interest rate risk primarily from our amended and restated credit agreement.  Our credit agreement, as amended, provides for borrowings that bear interest based on the LIBOR plus a certain percentage.  At September 30, 2010 and December 31, 2009, there were no borrowings outstanding under our Credit Facility.

As of September 30, 2010, we held no market-risk-sensitive instruments for trading purposes.  For purposes other than trading, we held approximately 78,000 shares of our common stock at a value of $0.2 million in a Rabbi Trust investment. Our consolidated financial statements include the assets and liabilities of the Rabbi Trust established to hold the investments of participants in our 401(k) Wrap Plan and for deferred compensation liabilities under our Executive Bonus and Phantom Stock Plan.  Such liabilities are adjusted from time to time to reflect changes in the market price of our common stock.  To the extent the trust assets are invested in our stock, our future compensation expense and income will be impacted by fluctuations in the market price of our stock.

Item 4.    Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

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

 Item 1A.    Risk Factors

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, under the heading “Risk Factors” in Item 1A of that report.  We do not believe there has been any material changes in these risks during the nine months ended September 30, 2010.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On November 9, 2007, our Board of Directors renewed our authorization to purchase up to 1,263,900 shares of our common stock.  At September 30, 2010, there were a total of 917,000 remaining shares authorized for repurchase under the November 2007 and previous authorizations.  No shares have been repurchased during 2010.  The authorization did not specify an expiration date.  Shares may be purchased from time to time on the open market or through private transactions at such times as management deems appropriate.  Purchases may be discontinued by our Board of Directors at any time.

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

10.1	FFE Transportation Services, Inc. Second Amendment to Second Amended and Restated Credit Agreement dated October 27, 2010 (filed herewith).

10.2
Form of Performance Based Restricted Stock Award for use with the Frozen Food Express Industries, Inc. Amended and Restated 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 20, 2010 and incorporated herein by reference).

10.3
FFE Transportation Services, Inc. Amended 2005 Executive Bonus Plan, dated as of January 1, 2005, as amended as of July 1, 2010 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 20, 2010 and incorporated herein by reference).

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

FROZEN FOOD EXPRESS INDUSTRIES, INC.
(Registrant)

Dated: November 2, 2010	By	/s/ Stoney M. Stubbs, Jr.
Stoney M. Stubbs, Jr. Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Dated: November 2, 2010	By	/s/ John R. McManama
John R. McManama Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of Frozen Food Express Industries, Inc. (filed as Exhibit 3(i) to the Company’s Current Report on Form 8-K on May 29, 2007 and incorporated herein by reference).

3.2
Amended and Restated Bylaws of Frozen Food Express Industries, Inc. (filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 3, 3009 and incorporated herein by reference).

10.1	FFE Transportation Services, Inc. Second Amendment to Second Amended and Restated Credit Agreement dated October 27, 2010 (filed herewith).

10.2
Form of Performance Based Restricted Stock Award for use with the Frozen Food Express Industries, Inc. Amended and Restated 2005 Stock Incentive Plan (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on August 20, 2010 and incorporated herein by reference).

10.3
FFE Transportation Services, Inc. Amended 2005 Executive Bonus Plan, dated as of January 1, 2005, as amended as of July 1, 2010 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 20, 2010 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).