Form 10-K
period 2010-12-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2011-03-30
CIK 39273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Large accelerated filer [   ] Accelerated filer [  ] Non-accelerated filer [X]   Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of 15,533,815 shares of the registrant’s $1.50 par value common stock held by non-affiliates as of June 30, 2010 was approximately $54,368,353 (based upon $3.50 per share).

As of March 25, 2011, the number of outstanding shares of the registrant’s common stock was 17,565,467.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 2010 and Proxy Statement for use in connection with its Annual Meeting of Stockholders to be held on May 18, 2011, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2010, are incorporated by reference in Part III (Items 10, 11, 12, 13 and 14).

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

•
BROKERAGE: Our brokerage services help us to balance the level of demand in our core business. Orders for shipments to be transported for which we have no readily available transportation assets are assigned to other unaffiliated motor carriers through our brokerage service. Our services also include ocean, air, and both domestic and international expedited services.  We establish the price to be paid by the customer, invoice the customer and pay the service provider. We also assume the credit risk associated with the transaction.

•
EQUIPMENT RENTAL: Revenue from equipment rental includes amounts we charge to independent contractors for the use of trucks we own and lease to them.  We also lease refrigerated trailers for the storage and transportation of perishable items as needed by our customers.

The following table summarizes and compares the components of our revenue for each of the years in the five-year period ended December 31, 2010:

	(in thousands)
Revenue from:	2010	2009	2008	2007	2006
Truckload linehaul services	$171,392	$187,234	$214,348	$212,416	$237,464
Dedicated fleets	17,467	19,707	24,609	17,861	21,121
Less-than-truckload linehaul services	110,467	109,054	124,091	127,438	129,764
Fuel surcharges	57,410	44,876	109,144	73,391	75,084
Brokerage	6,798	7,266	13,142	15,586	12,506
Equipment rental	5,288	4,914	5,202	5,522	7,782
Total revenue	$368,822	$373,051	$490,536	$452,214	$483,721

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

Non-temperature-controlled transportation: Our non-temperature-controlled (“dry”) trucking services accounted for approximately 28.7% of our full-truckload revenue in 2010.  The Company serves the dry truckload market throughout the United States, Mexico and Canada.

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

MARKETING AND OPERATIONS

Our temperature-controlled and non-temperature-controlled trucking operations serve nearly 4,400 customers in the United States, Mexico and Canada.  Revenue from international activities was approximately 2% of total operating revenue during each of the past five years.

Fiscal years 2009 and 2010 provided significant economic challenges for us and the transportation industry as a whole.  Due to continuing economic uncertainty, demand for freight services was inconsistent, both month-to-month and quarter-to-quarter, causing mixed financial results.   While overall truckload capacity has shrunk, creating an environment for improved freight rates and pricing concessions by shippers remains very much route and seasonally sensitive.  We strive to provide high service levels at a value added price to our customers as opposed to competing with low cost, low service providers.  Our marketing efforts target shippers requesting premium service, reliable capacity, and value added service options.  We market mainly temperature controlled truckload, less-than-truckload, intermodal, and logistics services, but also provide non-temperature controlled truckload, intermodal and logistics services, all focused on value added services and pricing.  Due to the decline in industry-wide truckload capacity, pricing for our truckload and intermodal services has been more favorable to us.  However, improved pricing for the LTL market continues to be challenging and route specific, as well as more seasonally influenced.

Excluding fuel surcharges, temperature-controlled shipments account for about 83% of our total operating revenue.  Our customers are involved in a variety of products including food products, pharmaceuticals, medical supplies and household goods. Our customer base is diverse in that our top 5, 10 and 20 largest customers accounted for 26%, 37% and 48%, respectively, of our total operating revenue during 2010. None of our markets are dominated by any single competitor nor did any customer account for more than 10% of total operating revenue during any of the past five years.  We compete with several hundred other trucking companies. The principal methods of competition are price, quality of service and availability of equipment needed to satisfy customer needs.

Our marketing efforts are conducted by a staff of dedicated sales, customer service and support personnel under the supervision of our senior management team.  Sales personnel travel within assigned regions to solicit new customers and maintain contact with existing customers.  We also have an enterprise sales force team that focuses primarily on large LTL and truckload temperature-controlled shippers.  Additionally, we market and sell our brokerage services from our corporate sales and service office in Dallas, Texas.   Our brokerage and logistics services include temperature-controlled, dry van and other specialized needs of our customers not typically offered by other carriers, including ocean, air, and expedited domestic and international services.

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

DRIVERS AND OTHER PERSONNEL

We select drivers using specific guidelines for safety records, background information, driving experience and personal evaluations.  We believe that maintaining a safe and professional driver group is essential to providing excellent customer service, safer roads for others and achieving profitability.  We maintain stringent screening, training and testing procedures for our drivers to reduce the risk for accidents and thereby controlling our insurance and claims cost.  We train our drivers at our service centers in all phases of our policies and operations including safety techniques, fuel-efficient operation of the equipment, and customer service.  We also offer computer and audio based training through our website.  All drivers must also pass United States Department of Transportation (“DOT”) required tests prior to commencing employment.

Toward the end of the first quarter of 2010, we began to experience the tightening of freight capacity as the expected driver shortage began to manifest itself.  The loss of independent contractors, closure of small trucking firms, and the layoff of drivers from larger trucking firms has greatly altered the industry landscape compared to that of 2009.  The overcapacity created during the economic downturn of 2008 and 2009 has been reversed in the truckload market and carriers are competing to find qualified drivers.  As the economy strengthens, the driver shortage will become more critical to the shipping industry, which will drive freight rates up.  This occurred to a limited degree in 2010.

At December 31, 2010 we had 1,572 company drivers and 304 independent contractors.  Our turnover for company drivers was approximately 84%.  We find that if we can retain a driver beyond the first 12 months, we have a much better opportunity to retain that driver for a longer period of time.  We pay our company drivers on a fixed rate per mile basis and the independent contractors either a percentage of the earned revenue or on a per mile basis.

We actively seek to expand our fleet with equipment provided by independent contractors.  These independent contractors provide tractors to pull our loaded trailers.  We generally utilize the independent contractors based upon our existing capacity and the needs of our customers as those needs increase or decrease.  At the end of 2010, we had 138 independent contractors providing truckload services and 166 providing LTL services.  This compares to December 31, 2009, when we had 192 independent contractors providing truckload services and 197 providing LTL services.  Each independent contractor pays for their driver wages, fuel, equipment related expenses and other transportation costs.  We bill the customer and pay the independent contractor upon proof of delivery to the destination.  The Company assumes the credit risk with the customer and provides all customer support.

                At December 31, 2010, we had 2,286 employees.  This consists of 1,572 drivers, 503 field and operations personnel and 211 sales, general and administrative employees.  This compares to December 31, 2009, when we had 1,505 drivers, 462 field and operations personnel and 220 sales and general and administrative employees.  None of our employees are represented by a collective bargaining unit, and we consider relations with our employees to be good.    The increase in personnel in 2010 was caused by a focus on driver recruiting and retention in our truckload operations.

FUEL

We are dependent on diesel fuel for our transportation services and our customers and we are impacted by the volatility of fuel prices.  The price and availability of diesel fuel can vary significantly and are subject to political, economic and market factors that are beyond our control.  While we do not hedge our exposure to volatile energy prices, we attempt to minimize our exposure by buying in bulk in Dallas and at various facilities throughout the country.  In addition, we negotiate nationwide volume purchasing arrangements for our drivers in transit.  During 2010, approximately 93.1% of our fuel purchases were made within this national network.

We further manage the price volatility through fuel surcharge programs with our customers. Fuel surcharge programs are intended to offset the increased fuel expenses we incur when prices escalate.  The Company adjusts fuel surcharge factors on a weekly basis; however, it may not fully recover price increases in the preceding week.  We have historically been able to pass through most long-term increases in fuel in the form of surcharges to our customers.  Net fuel prices per gallon increased approximately 20% compared to 2009, but not with the volatility we witnessed in 2008.  Nevertheless, in the current economy, shippers continued to be resistant to fuel surcharge programs.

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

INSURANCE AND CLAIMS

We self-insure for a portion of our claims exposure resulting from workers’ compensation, auto liability, general liability, cargo and property damage claims and employees’ health insurance.  We are also responsible for our proportionate share of the legal expenses related to such claims.  We reserve currently for anticipated losses and related expenses and periodically evaluate and adjust our insurance and claims reserves to reflect our experience.  We are responsible for the first $4.0 million on each auto and general liability claim and $300,000 for employees’ health claims.  We are also responsible for the first $1.0 million for workers’ compensation claims generated outside of Texas and for $500,000 on work injury claims filed in Texas.  We have a separate policy in the state of New Jersey as required by statute with a $500,000 deductible.  We are fully insured for auto and general liability exposures between $4.0 million and $50.0 million.  We are fully insured between our retention of $500,000 and $1.5 million for Texas work injury claims and between our retention of $1.0 million and state statutory limits for workers’ compensation claims outside of Texas.  We have a $300,000 stop-loss retention on employee health claims.  As of March 25, 2011, we have $4.6 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities.

Insurance rates have proven to be influenced by events outside of our Company’s control. As a result, our insurance and claims expense could increase, or we could raise our self-insured retention when our policies are renewed in June 2011.  Our risk management program is founded on the continual enhancement of safety in our operations.  Our safety department conducts programs that include driver education and over-the-road observation and requires that drivers meet or exceed specific safety guidelines, driving experience, drug testing and physical examinations.  Up to this point, we have not found the current economic climate to negatively impact our insurance programs as they relate to premiums.  However, we have found that some of our insurance providers continue to look for additional opportunities to increase their revenues, which have created additional insurance expense.

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

  INFORMATION TECHNOLOGY

                The demanding shipping requirements of today’s world creates a need for continued investment in information technology to maintain a successful temperature-controlled trucking operation.  In 2010, we handled approximately 124,000 truckload and 257,000 LTL shipments.  These shipments are tracked for quality and service reasons.  Our technology continues to advance and provides improved tracking systems, driver communication and routing systems and driver safety systems.  Additionally, federal regulations continue to create demand for new systems such as electronic driver log systems.

                Our truckload and LTL fleets use computer and satellite technology to enhance efficiency and customer service. The mobile communications system provides automatic position updates of each truckload tractor and permits real-time communication between operations personnel and drivers. Dispatchers relay pick-up, delivery, weather, road conditions and other information to the drivers while shipment status updates. Drivers relay other information to our computers via mobile communications.

The Company has also invested in the following technology that we believe allows us to operate more efficiently:

•
Freight optimization software that assists us in selecting loads that match our overall criteria, including profitability, repositioning, identifying capacity for expedited loads, driver availability and home time, and other factors;

•	Fuel-routing software that optimizes the fuel stops for each trip to take advantage of volume discounts available in our national fuel network;

•	Electronic data interchange and internet communication with various customers concerning freight tendering, invoices, shipment status and other information;

•	Costing software that allows us to develop the appropriate pricing to our customers and to determine the profitability of specific moves; and

•	Trailer tracking devices utilizing global positioning system technology, which provides product traceability and desktop control of the refrigerated trailers.

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

                As of December 31, 2010, we operated a fleet of 1,803 tractors, including 1,499 company-owned tractors and 304 tractors supplied by independent contractors.  The average age of our tractors was approximately 2.6 years.  We typically replace our tractors within 42 months after purchase.  As of December 31, 2010, we maintained 3,503 trailers.  Our general policy is to retire our refrigerated and dry trailers after seven and ten years of service, respectively.  Occasionally, we retain older equipment for use in local delivery operations.  The following represents a breakdown of the age of our tractors and trailers at the end of 2010 and 2009:

	Age in Years
Tractors	Less than 1		1 through 3		More than 3		Total
	2010	2009	2010	2009	2010	2009	2010	2009
Company-owned and leased	205	334	815	743	479	477	1499	1,554
Owner-operator provided	87	84	134	171	83	134	304	389
	292	418	949	914	562	611	1803	1,943

	Age in Years
Trailers	Less than 1		1 through 5		More than 5		Total
	2010	2009	2010	2009	2010	2009	2010	2009
Company-owned and leased	289	99	1,484	2,211	1,730	1,476	3,503	3,786
Owner-operator provided	-	-	-	-	-	-	-	-
	289	99	1,484	2,211	1,730	1,476	3,503	3,786

Approximately 83% of our trailers are insulated and equipped with refrigeration units capable of providing the temperature control necessary to maintain perishable freight. Trailers used primarily in LTL operations are equipped with movable partitions permitting the transportation of goods requiring different temperatures. We also operate a fleet of non-refrigerated trailers in our non-temperature-controlled truckload operation. Company-operated trailers are primarily 102 inches wide. Truckload trailers used in dry freight and temperature-controlled linehaul operations are primarily 53 feet long.

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

INTERNATIONAL OPERATIONS

Service to and from Canada is provided using tractors from our fleets. We partner with Mexico-based trucking companies to facilitate freight moving both ways across the southern United States border. Freight moving from Mexico is hauled in our trailers to the border by the Mexico-based carrier, where the trailers are exchanged. Southbound shipments work much the same way. This arrangement has been in place for more than ten years, and we do not expect to change our manner of dealing with freight to or from Mexico.  Changes in United States, Canadian, or Mexican government regulations could cause us to change our operations, including border management, taxation, or various transportation and safety practices.  Approximately 2% of our total operating revenue during 2010 involved international shipments, all of which was billed and collected in United States currency.

REGULATION

                Our trucking operations are regulated by the DOT.  The DOT generally governs matters such as safety requirements, registration to engage in motor carrier operations, certain mergers, insurance, consolidations and acquisitions. The DOT conducts periodic on-site audits of our compliance with its safety rules and procedures. Our most recent audit, which was completed in October of 2010, resulted in a rating of "satisfactory", the highest safety rating available.

                During 2005, the Federal Motor Carrier Safety Administration ("FMCSA") began to enforce changes to the regulations that govern drivers' hours of service. Hours of Service ("HOS") rules issued by the FMCSA, in effect since 1939, generally limit the number of consecutive hours and consecutive days that a driver may work. The new rules reduced by one hour the number of hours that a driver may work in a shift, but increased by one hour the number of hours that a driver may drive during the same shift. Drivers often are working at a time they are not driving. Duties such as fueling, loading and waiting to load count as part of a driver's shift that are not considered driving. Under the old rules, a driver was required to rest for at least eight hours between shifts. The new rules increased that to ten hours, thereby reducing the amount of time a driver can be "on duty" by two hours.  We believe we are well equipped to minimize the economic impact of the current HOS rules on our business.  In many cases, we have negotiated time delay charges with our customers.  Additionally, we work directly with our customers in an effort to manage our drivers’ non-driving activities such as loading, unloading or waiting and we continue to communicate with our customers regarding these matters.  We also are able to assess detention and other charges to offset losses in productivity resulting from the current HOS regulations.

In December 2010, the FMCSA launched the Compliance Safety Accountability (“CSA”) program.  The program was created to provide a better view into how well large commercial motor vehicle carriers and drivers are complying with safety rules and regulations.  The program will allow FMCSA to reach more carriers earlier and deploy interventions as needed.  The CSA Operation Model has three major components: measurement, evaluation and intervention.  The impact of this program could reduce the number of available drivers and increase maintenance costs on minor non-safety related repairs.  As of the date of this Form 10-K, we are unable to know if the program will have a material impact on our financial statements.

                We have experienced higher prices for new tractors over the past few years, partially as a result of government regulations applicable to newly manufactured tractors and diesel engines. The entire linehaul sleeper fleet has either the 2004-EGR (“Exhaust-Gas Recirculation”) or the 2007-EGR EPA-mandated engines.  Further restrictions for clean air compliance were mandated by the EPA for all engines manufactured after January 1, 2010.  While the 2010 engines will further increase the costs of our equipment, we plan to continue with our normal equipment replacement cycles.  We expect to receive tractors with 2010 engines beginning in the second quarter of 2011.  Based on our recent replacement history for tractors, this will add approximately $4.3 million to the costs of our replacement tractors in 2011.

In 2010, the state of California enforced stricter carbon emission standards for refrigeration units on temperature-controlled trailers.  Currently, approximately 90% of our trailers are C.A.R.B. (“California Air Research Board”) compliant and all of our trailers located in California are C.A.R.B. compliant.  We will begin to replace the non-compliant trailers during our 2011 replacement cycle.  We do not anticipate a significant increase in cost for these trailers.

ENVIRONMENTAL

We are subject to various environmental laws and regulations by various state regulatory agencies with respect to certain aspects of our operations including the operations of fuel storage tanks, air emissions from our trucks and engine idling.  We have been committed to environmental quality for many years and joined SmartWay at its inception in 2004.  SmartWay is an innovative collaboration between the EPA and the freight sector designed to improve energy efficiency, reduce greenhouse gas and air pollutant emissions, and improve energy security.  Currently, every truck of the Company is an EPA 2004 Engine or newer.  Constant upgrades are made to replace with environmentally friendly models that have fuel-efficient tires, aerodynamic styling and skirts.  We use environmentally friendly refrigerants in our refrigeration units and every truck in our fleet is ULSD (“Ultra Low Sulfur Diesel”).  Furthermore, we have reduced our fleet trucks to sixty-two miles per hour to achieve greater fuel efficiency.  We utilize a fuel optimizer program to reduce miles and maintain idle management devices on our trucks.  We are also diligent in our recycling programs for used oil and other hazardous material by-products.

SEASONALITY

                Seasonal changes affect our temperature-controlled operations. The growing seasons for fruits and vegetables in Florida, California and Texas typically create increased demand for trailers equipped to transport cargo that requires refrigeration. LTL shipment volume during the winter is normally lower than the other seasons.  Shipping volumes of LTL freight are usually highest during July through October.  LTL volumes also tend to increase in the weeks before holidays such as Halloween, Thanksgiving, Christmas, Valentine’s Day and Easter when significant volumes of food and candy are transported.

EFFECT OF CLIMATE CHANGES

Considering 83% of our total operating revenue excluding fuel surcharges is from temperature controlled transport of goods, the climate could affect our customers’ service needs and our service product.  As the climate becomes warmer, more refrigerated capacity would be needed.  In a cold, harsh winter, we could be required to heat more products and handle freight that would not normally need a temperature controlled environment.

Greenhouse gas emissions have increasingly become the subject of a large amount of international, national, regional, state and local attention. Cap and trade initiatives to limit greenhouse gas emissions have been introduced in the European Union (the “EU”). Similarly, numerous bills related to climate change have been introduced in the United States Congress, which could adversely impact all industries. In addition, future regulation of greenhouse gases could occur pursuant to future U.S. treaty obligations, statutory or regulatory changes under the Clean Air Act or new climate change legislation.  It is uncertain whether any of these initiatives will be implemented, although, based on published media reports, we believe it is not likely the current proposed initiatives will be implemented without substantial modification. If such initiatives are implemented, restrictions, caps, taxes, or other controls on emissions of greenhouse gases, including diesel exhaust, could significantly increase our operating costs. Restrictions on emissions could also affect our customers that use significant amounts of energy or burn fossil fuels in producing or delivering the products we carry including, but not limited to, food producers and distributors. Although significant cost increases, government regulation, and changes of consumer needs or preferences for goods or services relating to alternative sources of energy or emissions reductions or changes in our customers' shipping needs could materially affect the markets for the products we carry, which in turn could have a material adverse effect on our results of operations, financial condition, and liquidity, or, in the alternative, could result in increased demand for our transportation services, we are currently unable to predict the manner or extent of such effect.

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

                We have adopted a Code of Business Conduct and Ethics for our Board of Directors, our Chief Executive Officer, principal financial and accounting officer and other persons responsible for financial management and our employees generally. We also have charters for the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee of our Board of Directors. Copies of the foregoing documents may be obtained on our web site, and such information is available in print to any shareholder who requests it.  Such requests should be made to the Senior Vice President and Chief Financial Officer at 1145 Empire Central Place, Dallas, Texas 75247.

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

Our business is subject to general economic factors and business risks that are largely out of our control, any of which could have a material adverse effect on our operating results.   Our business is subject to general economic factors and business factors that may have a material adverse effect on our results of operations, many of which are beyond our control.  These factors include excess capacity in the trucking and temperature-controlled industry, strikes, or other work stoppages, significant increases in interest rates, fuel costs, taxes and license and registration fees.  Recessionary economic cycles, changes in customers' business activities and excess tractor or trailer capacity in comparison with shipping demands could materially affect our operations.  Economic conditions that decrease shipping demand or an increase in the supply of tractors and trailers generally available in the transportation sector of the economy can exert downward pressure on our pricing programs and equipment utilization, thereby decreasing asset profitability. Economic conditions also may adversely influence our customers and their ability to pay for our services.

                Financial institutions may continue to consolidate or cease to do business, which could result in tightening in the credit markets, lower levels of liquidity in many financial markets, and increased volatility in fixed income, credit, currency and equity markets.  A credit crisis could negatively impact our business, including through the impaired credit availability and financial stability of our customers, including our distribution partners and channels.  A disruption in the financial markets may also have an effect on our banking partners on which we rely for operating cash management.

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

We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a material adverse effect on our business.   A significant portion of our revenue is generated from our major customers.  For 2010, our top 20 customers accounted for approximately 48% of our revenue; our top ten customers accounted for 37% of our revenue; and our top five customers accounted for approximately 26% of our revenue.  Generally, we enter into one-year agreements with our major customers, which generally do not contain minimum shipment volumes with us.  We cannot ensure that, upon expiration of existing contracts, these customers will continue to utilize our services at the current levels.  Many of our customers periodically solicit bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in a loss of business to one of our competitors.  Some of our customers also operate their own private fleets and the expansion of those fleets may result in lowering the demand for our services with such customers.

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

We maintain insurance above the amounts for which we self-insure. Although we believe the aggregate insurance limits should be sufficient to cover reasonably expected claims, it is possible that one or more claims could exceed our aggregate coverage limits. Insurance carriers have raised premiums for many businesses, including transportation companies. As a result, our insurance and claims expense could increase, or we could raise our self-insured retention when our policies are renewed. If these expenses increase, if we experience a claim in excess of our coverage limits, or if we experience a claim for which coverage is not provided, results of our operations and financial condition could be materially affected.

                Fluctuations in the price or availability of fuel may increase our cost of operations, which could materially affect our profitability.   We are subject to risk with respect to purchases of fuel for use in our tractors and refrigerated trailers. Fuel prices are influenced by many factors that are not within our control.

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

Seasonality and the impact of weather can affect our profitability. Our tractor productivity generally decreases during the winter season because inclement weather impedes operations and some shippers reduce their shipments. At the same time, operating expenses generally increase, with fuel efficiency declining because of engine idling and harsh weather creating higher accident frequency, increased claims and more equipment repairs. We can also suffer short-term impacts from weather-related events, such as hurricanes, blizzards, ice-storms and floods, which may increase in severity or frequency due to the physical effects of climate change that could harm our results or make our results more volatile.

                We will have significant ongoing capital requirements that could negatively affect our growth and profitability.   The trucking industry is capital intensive, and replacing older equipment requires significant investment. If we elect to expand our fleet in future periods, our capital needs would increase. We expect to pay for our capital expenditures with cash flows from operations, borrowings under our revolving credit facility and leasing arrangements. If we are unable to generate sufficient cash from operations and obtain financing on favorable terms, we may need to limit our growth, enter into less favorable financing arrangements or operate our revenue equipment for longer periods, any of which could affect our profitability.

                We rely on our key management and other employees and depend on recruitment and retention of qualified personnel.  Difficulty in attracting or retaining qualified employee-drivers and independent contractors who provide tractors for use in our business could impede our growth and profitability.    A limited number of key executives manage our business.  Their departure could have a material effect on our operations.  In addition, our performance is primarily dependent upon our ability to attract and retain qualified drivers.  Our independent contractors are responsible for paying for their own equipment, labor, fuel, and other operating costs.  Significant increases in these costs could cause them to seek higher compensation from us or other opportunities. Competition for employee-drivers continues to increase. If a shortage of employee-drivers occurs, or if we were unable to continue to sufficiently contract with independent contractors, we could be forced to limit our growth or experience an increase in the number of our tractors without drivers, which would lower our profitability.

                Service instability in the railroad industry could increase our operating costs and reduce our ability to offer intermodal services, which could adversely affect our revenue, results of operations and customer relationships.    Our intermodal operations are dependent on railroads, and our dependence on railroads may increase if we expand our intermodal services. In most markets, rail service is limited to a few railroads or even a single railroad. Any reduction in service by the railroads may increase the cost of the rail-based services we provide and reduce the reliability, timeliness and overall attractiveness of our rail-based services. Railroads are relatively free to adjust their rates as market conditions change. That could result in higher costs to our customers and influence our ability to offer intermodal services. There is no assurance that we will be able to negotiate replacement of or additional contracts with railroads, which could limit our ability to provide this service and may affect our profitability.

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

                Changes in the availability of or the demand for new and used trucks could reduce our growth and negatively affect our income.  More restrictive federal emissions standards require new technology diesel engines. As a result, we expect to continue to pay increased prices for equipment and incur additional expenses and related financing costs for the foreseeable future.

                We have a conditional commitment from our principal tractor vendor regarding the amount we will be paid on the disposal of most of our tractors as part of a trade-in program. We could incur a financial loss upon disposition of our equipment if the vendor cannot meet its obligations under these agreements.

If we are unable to obtain favorable prices for our used equipment, or if the cost of new equipment continues to increase, we will increase our depreciation expense or recognize less gain (or a loss) on the disposition of our tractors and trailers. This may affect our earnings and cash flows.

                We operate in a highly regulated industry, and increased costs of compliance with, or liability for violation of, existing or future regulations could have a material adverse effect on our business.  The DOT and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety and insurance requirements. Our company drivers and independent contractors must also comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours-of-service.  We may also become subject to new or more restrictive regulations relating to fuel emissions, drivers’ hours-of-service, ergonomics, or other matters affecting our safety or operating methods. Other agencies, such as the EPA, FMCSA and the Department of Homeland Security, also regulate our equipment, operations, and drivers.  Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs: see Part I, Item 1. Business - Regulation.

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

Our operations could be affected by a work stoppage at locations of our customers. Although none of our employees are covered by a collective bargaining agreement, a strike or other work stoppage at a customer location could negatively affect our revenue and earnings and could cause us to incur unexpected costs to redeploy or deactivate assets and personnel.

We are subject to anticipated future increases in the statutory federal tax rate.    An increase in the statutory tax rate would increase our tax expense.  In addition, our net deferred tax liability is stated net of offsetting deferred tax assets.  The assets consist of anticipated future tax deductions for items such as personal and work-related injuries and bad debt expenses, which have been reflected on our financial statements but which are not yet tax deductible.  We will need to generate sufficient future taxable income in order to fully realize our deferred tax assets.  Should we not realize sufficient future taxable income, we may be required to write-off a portion or all of our deferred tax assets, which could materially affect our results of operations and financial condition.  Due to probable tax rate increases in the future, we would be required to adjust our deferred tax liabilities at that time to reflect higher federal tax rates.

Changes in market demand may have an unfavorable impact on our operating efficiency.  We provide transportation services to a number of customers that ship a variety of products including, but not limited to, food, health care, and confectionary products.  Should the demand for our customers’ products decline, our revenues could be negatively affected. Should those conditions arise, there is no assurance that we will be able to adjust our operating costs sufficiently to offset the decline in revenue.

We are subject to potential litigation and claims.  We are exposed to litigation involving personal injury, property damage, work-related injuries, cargo losses, Equal Employment Opportunity Commission (“EEOC”), unemployment claims and general liability during the normal course of operating our business, any of which could affect our results depending on the severity and resolution of the aforementioned exposures.

A negative economic impact on our customers’ businesses may adversely affect our credit risk.  Certain customers may not be able to meet their financial obligations due to deterioration of their own financial condition, credit ratings, or bankruptcy.  While we do record an allowance for doubtful accounts, a considerable amount of judgment is required in assessing the realization of these receivables which could affect our cash collections and operating results.

We are dependent on our customers’ product safety and quality control procedures to ensure product integrity.  As most shipments tendered to us are packaged in such a way to prevent inspection and testing, we are dependent upon our customers’ quality control to ensure our other customers’ products are not subject to chemicals, bacteria, or other harmful agents that could contaminate their products.  Such contamination could result in loss of business, consumer confidence in our Company, and possibly cause public health concerns resulting in fines, costly litigation, and/or loss of operating authority.

ITEM 1B.   Unresolved Staff Comments

None.

ITEM 2.   Properties

At December 31, 2010, we maintained service centers or office facilities of 10,000 square feet or more in or near the cities listed below.  We also occupy a number of smaller rented recruiting and sales offices around the country.  Remaining lease terms range from one month to approximately thirteen years. We expect our present facilities are sufficient to support our operations.

The following table sets forth certain information regarding our properties at December 31, 2010:

	Approximate Square Footage	Approximate Acreage	Owned or Leased	Lease Expiration Date
Dallas, TX
Maintenance, service center and freight handling	100,000	80	Owned	NA
Corporate office	34,000	2	Owned	NA
Burlington, NJ	84,000	10	Leased	May 2024
Ft. Worth, TX	34,000	7	Owned	NA
Chicago, IL	37,000	5	Owned	NA
Lakeland, FL	26,000	15	Owned	NA
Atlanta, GA	50,000	13	Owned	NA
Ontario, CA	92,000	*	Leased	October 2020
Salt Lake City, UT	12,500	*	Leased	November 2011
Miami, FL	17,500	*	Leased	January 2014
Olive Branch, MS	16,000	*	Leased	September 2017
Stockton, CA	11,000	*	Leased	January 2015

*Facilities are part of an industrial park in which we share acreage with other tenants.

We previously leased a facility near Los Angeles, CA. The city informed the property owner and us that it plans to construct a maintenance facility on the property.  As a result, we relocated to Ontario, CA in October 2010. During the early fall of 2010, we moved the operations previously located in Memphis, TN to Olive Branch, MS.  We signed a lease that expires in September 2017.

ITEM 3.   Legal Proceedings

We are involved in litigation incidental to our operations, primarily involving claims for personal injury, property damage, work-related injuries and cargo losses incurred in the ordinary and routine transportation of freight.  We believe that the routine litigation is adequately covered by our insurance reserves and adverse effects arising from these events will not have a material impact on our financial statements.

On January 14, 2009, a plaintiff filed a lawsuit against us titled James Bradshaw vs. FFE Transportation Service, Inc. and James A. Booker, Sr. in the United States District Court for the Western District of Arkansas, Hot Springs Division, alleging negligence against the Defendant Booker as an employee of the Defendant FFE Transportation Services, Inc.  The Plaintiff also asserts that the Defendant FFE Transportation Services, Inc. is vicariously liable under the doctrine of respondeat superior.  The case went to trial February 15, 2011 and the jury found in favor of the Plaintiff.  The Court entered a judgment of $1,000,000 on March 3, 2011.  Because the Company and its counsel believe there were errors in the initial trial court process, the Company intends to seek reconsideration of the verdict or appeal the verdict to a higher court. As a result, we cannot determine the amount or range of the related loss, if any.

ITEM 4.   Removed and Reserved.

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

	Price Range
Year Ended December 31, 2010	High	Low
Fourth Quarter	$4.96	$2.78
Third Quarter	3.91	2.68
Second Quarter	4.99	3.50
First Quarter	4.42	3.09

Year Ended December 31, 2009
Fourth Quarter	$3.71	$2.71
Third Quarter	4.10	2.93
Second Quarter	4.73	2.51
First Quarter	5.81	2.56

On March 23, 2011, we had approximately 2,470 beneficial shareholders of our common stock.

During 2010, there were no cash dividend payments.  Due to the continued uncertainty of the industry economic environment, management and the Board of Directors determined it imprudent to continue the payment of dividends until such time that the economy has improved and the Company has reflected this in improved results.

 Repurchase of Equity Securities

In November 2007, our Board of Directors renewed our authorization to purchase up to 1,357,900 shares of our common stock.  The authorization does not specify an expiration date. Shares may be purchased from time to time on the open market or through private transactions at such times as management deems appropriate. Purchases may be increased, decreased or discontinued by our Board of Directors at any time.  In the fourth quarter of 2010, 1,600 shares were repurchased.  At December 31, 2010, there were a total of 915,000 remaining authorized shares that could be repurchased.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
October 2010	1,600	$3.23	1,600	$915,000
November 2010	-	-	-	-
December 2010	-	-	-	-
Total	1,600	$3.23	1,600	$915,000

Comparative Stock Performance

                The graph below compares the cumulative total stockholder return on our common stock with the NASDAQ Transportation Index and the S&P 500 Index for the last five years.  The graph assumes $100 is invested in our common stock, the NASDAQ Transportation Index and the S&P 500 Index on December 31, 2005, with reinvestment of dividends.  The comparisons in the graph are based on historical data and are not intended to predict future performance of our stock.  The information in the graph shall be deemed “furnished” and not “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

## COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Frozen Food Express Industries, Inc., the S&P 500 Index and the NASDAQ Transportation Index

$140
$120
$100
$80
$60
$40
$20
$0
12/05
12/06
12/07
12/08
12/09
12/10
Frozen Food Express Industries, Inc.
S&P 500
NASDAQ Transportation

*$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

ITEM 6.   Selected Financial Data

                The following unaudited data for each of the years in the five-year period ended December 31, 2010 should be read in conjunction with our Consolidated Financial Statements and Notes thereto included under Item 8 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7.

	(dollars in thousands, except per share data)
Summary of Operations	2010	2009	2008	2007	2006
Statement of Operations Data
Total operating revenue	$368,822	$373,051	$490,536	$452,214	$483,721
Net (loss) income	$(11,930)	$(16,415)	$605	$(7,670)	$11,226
Operating expenses	$386,492	$397,964	$488,482	$462,743	$472,162
Operating ratio (a)	104.8%	106.7%	99.6%	102.3%	97.6%

Balance Sheet Data
Total assets	$134,905	$145,800	$162,186	$173,669	$191,762
Long-term debt	$5,689	$-	$-	$-	$4,900
Shareholders' equity	$78,809	$89,735	$106,451	$107,259	$122,531

Per Share Data
Net (loss) income per common share, diluted	$(0.69)	$(0.96)	$0.04	$(0.45)	$0.61
Book value per share (b)	$4.50	$5.22	$6.32	$6.41	$6.99
Cash dividends per share	$-	$0.03	$0.12	$0.12	$0.03
Weighted average diluted shares	17,275	17,080	16,997	17,187	18,517

Revenue From
Truckload linehaul services	$171,392	$187,234	$214,348	$212,416	$237,464
Dedicated fleets	17,467	19,707	24,609	17,861	21,121
Less-than-truckload linehaul services	110,467	109,054	124,091	127,438	129,764
Fuel surcharges	57,410	44,876	109,144	73,391	75,084
Brokerage	6,798	7,266	13,142	15,586	12,506
Equipment rental	5,288	4,914	5,202	5,522	7,782
Total operating revenue	$368,822	$373,051	$490,536	$452,214	$483,721

Computational Notes:
(a)	Operating expenses divided by total operating revenue.
(b)	Shareholders’ equity divided by the number of total shares issued less the number of treasury shares (excluding treasury shares held in the Rabbi Trust), all as of year-end.

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

OVERVIEW

After an extended economic downturn that began in 2008 and continued through 2009, the trucking industry found promising economic indicators near the end of the first quarter of 2010.  During 2009, shipping requirements became depressed resulting in an over capacity in the trucking industry.  This created a declining rate structure that caused many independent contractors and small trucking firms to leave the industry.  Drivers also left the work force from lay-offs and the inability to earn adequate wages.  Additionally, large carriers shrunk capacity to reduce expenses and stem or prevent losses.  In late February and early March of 2010, freight demand improved and shippers found the truckload carrier industry did not have the capacity to handle their shipping needs as readily as in the past.  Truckload carriers found they had more demand than their ability to service the shippers.  This caused freight rates not only to firm, but also increase.  Although the driver shortage is persisting due to many factors, it appears freight rates in the truckload sector will continue to improve.  However, during 2010, there remained soft demand and better availability for capacity in the LTL sector of the trucking industry, and it was reflected in a continuation of customer resistance to increased LTL freight rates.

During 2009, the most recent year for which data is available, there were several thousand companies operating in all sectors of the trucking business in the United States. Among those, the top five companies offering primarily temperature-controlled services collectively generated 2009 revenue of $2.7 billion. The next 10 such companies collectively generated revenues of $1.3 billion. In 2009, we ranked fifth in terms of revenue generated among all temperature-controlled motor carriers.

Trucking companies of our size face significant challenges to be successful. Costs for labor, maintenance, fuel and insurance typically increase every year. Fuel prices can increase or decrease quite rapidly. Due to the high level of competitiveness, it is often difficult to pass these rising costs on to our customers, which was the case in 2009.  As truckload capacity was unable to handle the available freight in 2010, truckload carriers have been more successful in passing costs through by way of higher truckload rates.  Regrettably, we have not experienced the same rate making success for our LTL services.  This is partially due to the economic climate and shippers’ success in consolidating LTL freight into truckload moves.  As the LTL pricing continues to rise and the economy improves, we believe LTL shippers will move back to a higher utilization of LTL services.

There are several companies that provide national temperature-controlled truckload services. We know of no other company operating a nationwide, LTL, temperature-controlled network. Other such LTL providers tend to operate on a regional or lane specific basis.  We saw a slight increase in consumer spending in 2010 and positive results in this sector of our business.  Larger shippers were often able to divert normal LTL shipments to traditional truckload carriers that were willing to take LTL freight to cover fuel costs, or combined loads with multiple stops to emulate normal LTL service.  We maintain a strong belief in our LTL service product and think it will continue to rebound when truckload capacity continues to tighten and becomes too expensive to emulate LTL service.  We believe shippers will move back to the traditional high service LTL that we provide.

We generate our revenue from truckload, LTL, dedicated and brokerage services that we provide to our customers.  Generally, we are paid either by the mile, the weight or the number of trucks being utilized by our dedicated service customers.  We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention and other ancillary services.  The main factors that affect our revenue are the rate per mile we receive from our customers, the percentage of miles for which we are compensated and the number of miles we generate with our equipment.  These factors relate, among other things, to the United States economy, inventory levels, the level of truck capacity in the transportation industry and specific customer demand.  We monitor our revenue production primarily through average revenue per truck per week, net of fuel surcharges, revenue per hundredweight for our LTL services, empty mile ratio, revenue per loaded (and total) miles, the number of linehaul shipments, loaded miles per shipment and the average weight per shipment.  The economic conditions of 2009 had a negative impact on virtually all metrics that reflect profitability; however, we have experienced improvement in certain metrics in 2010.  We made extensive efforts to trim overhead costs, improve capacity utilization and support pricing initiatives.  While many were successful throughout the year, some will not be effective until the economy further stabilizes.

               In 2010, our total operating revenue decreased by $4.2 million, or 1.1%.  Our total operating revenue, net of fuel surcharges, decreased $16.8 million, or 5.1%, to $311.4 million from $328.2 million in 2009, mainly due to the negative 155 truck variance in average weekly trucks in service during the year.  Excluding fuel surcharges, our average revenue per tractor per week increased 3.0%, due to an increase in total revenue per loaded mile of $1.54 in 2010 versus $1.40 in 2009, or 10.0%, offset by an increase in our empty mile ratio to 11.5% from 10.3%.  Our truckload revenue decreased by $18.1 million, or 8.7% predominantly caused by the above-mentioned 155 shortage of average weekly trucks in service during the year.  This variance was created by the driver shortage in the marketplace and our inability to hire and retain a sufficient number of drivers to grow our fleet from the reduce level of the fourth quarter of 2009.   Our LTL tonnage grew by 5.0%, year-over-year from 2009, although a 3.5% decline in our average LTL revenue per hundredweight to $13.81 from $14.31 prevented us from growing more than 1.3% in year over year LTL revenue.  Dedicated revenue represented 4.7% of our revenue in 2010 versus 5.3% in 2009 while brokerage revenue decreased to 1.8% of our revenues in 2010 compared to 2.0% in 2009.

Our profitability on the expense side is impacted mainly by variable costs of transporting freight for our customers and fixed costs predominantly related to salaried operations personnel, facilities and equipment.  The variable costs include fuel expense, driver-related expenses, such as wages, benefits, training, and recruitment, and independent contractor costs, which are recorded under purchased transportation.  Expenses that have both fixed and variable components include maintenance and tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we drive, but also have a controllable component based on safety, fleet age, efficiency and other factors.  Our main fixed costs relate to the acquisition and financing of long-term assets, such as revenue equipment, technology, and service centers.  Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors in managing our business.  For example, fuel prices fluctuated dramatically and quickly at various times during the last several years. We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as through volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our service centers.  To help further reduce fuel expense, we purchase tractors with opti-idle technology, which monitors the temperature of the cab and allows the engine to operate more efficiently while not on the road.

Our operating expenses as a percentage of total operating revenue, or “operating ratio,” was 104.8% in 2010 compared with 106.7% in 2009.  Our loss per diluted share was $0.69 in 2010 compared to $0.96 in 2009.

                Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At December 31, 2010, we had $5.7 million borrowed under our credit facility and $78.8 million in stockholders’ equity.  In 2010, we added net of proceeds from dispositions revenue equipment of $9.1 million, investments in technology of $3.5 million and other of $1.2 million, and recognized a gain of $1.1 million on the disposition of used equipment.  These capital expenditures were primarily funded with cash flows from operations and borrowings under our revolving credit facility.  We estimate that capital expenditures, net of proceeds from dispositions, will range from $10 to $15 million in 2011, which is consistent with prior years.  During 2010, we also incurred revenue equipment rent of $35.8 million as we lease many of our trucks and trailers.

                The following tables summarize and compare the significant components of revenue and presents our operating ratio and revenue per truck per week for each of the years ended December 31:
	(in thousands, except percentage amounts)
Revenue from	2010	2009	2008
Temperature-controlled fleet	$117,111	$136,427	$145,497
Dry-freight fleet	54,281	50,807	68,851
Total truckload linehaul services	171,392	187,234	214,348
Dedicated fleets	17,467	19,707	24,609
Total truckload	188,859	206,941	238,957
Less-than-truckload linehaul services	110,467	109,054	124,091
Fuel surcharges	57,410	44,876	109,144
Brokerage	6,798	7,266	13,142
Equipment rental	5,288	4,914	5,202
Total operating revenue	368,822	373,051	490,536

Operating expenses	386,492	397,964	488,482
(Loss) income from freight operations	$(17,670)	$(24,913)	$2,054
Operating ratio (a)	104.8%	106.7%	99.6%

Total truckload revenue	$188,859	$206,941	$238,957
Less-than-truckload linehaul revenue	110,467	109,054	124,091
Total linehaul and dedicated fleet revenue	$299,326	$315,995	$363,048

Weekly average trucks in service	1,782	1,937	2,027
Revenue per truck per week (b)	$3,221	$3,129	$3,426

Computational notes:
(a)	Operating expenses divided by total operating revenue.
(b)	Average daily revenue times seven divided by weekly average trucks in service.

The following table summarizes and compares selected statistical data relating to our freight operations for each of the years ended December 31:

Truckload	2010	2009	2008
Total linehaul miles (a)	126,090	149,412	162,689
Loaded miles (a)	111,537	133,956	148,025
Empty mile ratio (b)	11.5%	10.3%	9.0%
Linehaul revenue per total mile (c)	$1.36	$1.25	$1.32
Linehaul revenue per loaded mile (d)	$1.54	$1.40	$1.45
Linehaul shipments (a)	124.3	154.3	152.7
Loaded miles per shipment (e)	897	868	969
Less-than-truckload
Hundredweight (a)	8,001	7,619	8,492
Shipments (a)	256.5	246.9	273.0
Linehaul revenue per hundredweight (f)	$13.81	$14.31	$14.61
Linehaul revenue per shipment (g)	$431	$442	$455
Average weight per shipment (h)	3,119	3,086	3,111

Computational notes:
(a)	In thousands.
(b)	Total truckload linehaul miles less truckload loaded miles divided by total truckload linehaul miles.
(c)	Revenue from truckload linehaul services divided by truckload total linehaul miles.
(d)	Revenue from truckload linehaul services divided by truckload loaded miles.
(e)	Total truckload loaded miles divided by number of truckload linehaul shipments.
(f)	LTL revenue divided by LTL hundredweight.
(g)	LTL revenue divided by number of LTL shipments.
(h)	LTL hundredweight times one hundred divided by number of LTL shipments.

                    The following table summarizes and compares the makeup of our fleets between company-provided tractors and tractors provided by independent contractors as of December 31:

	2010	2009	2008
Total company tractors available	1,499	1,554	1,629
Total owner-operator tractors available	304	389	400
Total tractors available	1,803	1,943	2,029
Total trailers available	3,503	3,786	4,182

Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009

The following table sets forth revenue, operating income, operating ratios and revenue per truck per week and the dollar and percentage changes of each:

Revenue from (a)	2010	2009	Dollar Change 2010 vs. 2009	Percentage Change 2010 vs. 2009
Temperature-controlled services	$117,111	$136,427	$(19,316)	(14.2)%
Dry-freight services	54,281	50,807	3,474	6.8
Total truckload linehaul services	171,392	187,234	(15,842)	(8.5)
Dedicated services	17,467	19,707	(2,240)	(11.4)
Total truckload	188,859	206,941	(18,082)	(8.7)
Less-than-truckload linehaul services	110,467	109,054	1,413	1.3
Fuel surcharges	57,410	44,876	12,534	27.9
Brokerage	6,798	7,266	(468)	(6.4)
Equipment rental	5,288	4,914	374	7.6
Total operating revenue	368,822	373,051	(4,229)	(1.1)

Operating expenses	386,492	397,964	(11,472)	(2.9)
Loss from operations	$(17,670)	$(24,913)	$7,243	(29.1)%
Operating ratio (b)	104.8%	106.7%

Total truckload revenue	$188,859	$206,941	$(18,082)	(8.7)%
Less-than-truckload linehaul revenue	110,467	109,054	1,413	1.3
Total linehaul and dedicated services revenue	$299,326	$315,995	$16,669	(5.3)%

Weekly average trucks in service	1,782	1,937	(155)	(8.0)%
Revenue per truck per week (c)	$3,221	$3,129	$92	3.0%

Computational notes:
(a)	Revenue and expense amounts are stated in thousands of dollars.
(b)	Operating expenses divided by total revenue.
(c)	Average daily revenue times seven divided by weekly average trucks in service.

The economy had a negative impact on our operating revenue in 2010, with the greatest impact on our truckload operations. Our total operating revenue decreased $4.2 million, or 1.1%, to $368.8 million in 2010 from $373.1 million in 2009. Our total operating revenue excluding fuel surcharges decreased $16.8 million, or 5.1%, to $311.4 million from $328.2 million in 2009.

Truckload services suffered from a shortage of drivers throughout the year, impacting the company’s weekly average trucks in service by a shortage of 155 trucks compared to 2009.  This negatively impacted total truckload revenue, which decreased $18.1 million, or 8.7%, to $188.9 million from $207.0 million in 2009.  The number of total truckload shipments decreased 19.4% to 124,300 from 154,300 in 2009.  Even though loaded miles per shipment increased by 3.3% compared to a decline of 10.4% in 2009, total and loaded truckload miles decreased by 15.6% and 16.7% respectively, due to the 8% decline in weekly average trucks in service of 155 trucks.  Overall, our revenue per loaded mile increased to $1.54 from $1.40.

Due to a 3.9% increase in shipments and a 1.1% increase in weight per shipment, total tonnage increased 5.0% allowing our less-than-truckload revenue to increase $1.4 million, or 1.3%, to $110.5 million from $109.1 million.   Total weight shipped for the year increased 5.0% to 800.1 million pounds from 761.9 million pounds in 2009.   Unlike the truckload market, the LTL market continues to face excess capacity and stiff competition, with downward pressure on rates, resulting in a decrease in revenue per hundredweight to $13.81 in 2010 from $14.31 in 2009, a decline of 3.5%.

Fuel surcharges represent the cost of fuel that we are able to pass along to our customers based upon changes in the Department of Energy’s weekly indices.  Net fuel prices per gallon increased approximately 20% in 2010 compared to 2009 resulting in fuel surcharges of $57.4 million, a 27.9% increase year-over-year.   The additional fuel revenue is offset by fuel costs to the Company within fuel and purchased transportation expenses.

                The following table sets forth for the years indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations, and those items as a percentage of revenue:

	(in thousands) Dollar Change	Percentage Change	Percentage of Revenue
	2010 vs. 2009	2010 vs. 2009	2010	2009
Total operating revenue	$(4,229)	(1.1)%	100.0%	100.0%

Operating Expenses
Salaries, wages and related expenses	(5,007)	(4.1)	31.8	32.7
Purchased transportation	(9,066)	(11.1)	19.6	21.8
Fuel	8,911	14.2	19.4	16.8
Supplies and maintenance	539	1.1	13.0	12.7
Revenue equipment rent	(2,874)	(7.4)	9.7	10.4
Depreciation	(1,228)	(7.0)	4.4	4.7
Communications and utilities	(170)	(3.3)	1.3	1.4
Claims and insurance	(2,288)	(14.9)	3.5	4.1
Operating taxes and licenses	(486)	(10.5)	1.1	1.2
Gain on sale of property and equipment	(967)	711.0	(0.3)	0.0
Miscellaneous	1,164	36.1	1.3	0.9
Total Operating Expenses	$(11,472)	(2.9)%	104.8%	106.7%

Due to the continued economic uncertainty in 2010, we extended our strict cost cutting plan that resulted in a decrease in operating expenses versus 2009.  Performance pay increases were suspended, and 401(k) plan matches and certain other benefits were reduced or suspended, among other steps taken to reduce operating expenses.  Total operating expenses for 2010 decreased $11.5 million, or 2.9%, to $386.5 million from $398.0 million in 2009.  The decrease in expenses allowed operating losses to decline $7.2 million compared to 2009, an improvement of 29.1%.

Salaries, wages and related expenses consist of compensation for our employees, including drivers and non-drivers.  It also includes employee-related costs, such as payroll taxes, work-related injuries, group health insurance, and other fringe benefits.  The most variable of the salary, wage and related expenses is driver pay, which is affected by the mix of drivers and owner-operators in our fleets as well as our efficiencies in our over-the-road operations.  Salaries, wages and related expenses decreased $5.0 million, or 4.1%, in 2010 compared to the same period in 2009.  Driver salaries including per diem costs decreased $3.4 million, or 4.9%, primarily due to the decrease in miles driven. Expenses related to work related injuries decreased $1.3 million and group health insurance costs decreased $1.3 million.  Non-driver headcount ended the year at 714 versus 682 at the end of 2009.

Purchased transportation expense consists of payments to independent contractors for the equipment and services they provide, payments to other motor carriers who handle our brokerage services and to various railroads for intermodal services.  It also includes fuel surcharges paid to our independent contractors for which we charge our customers.  These expenses are highly variable with revenue and/or the mix of company drivers versus independent contractors.  Purchased transportation expense decreased $9.1 million, or 11.1%, in 2010 compared to the same period in 2009.   The portion of our purchased transportation connected with our truckload and LTL services decreased $8.8 million, including fuel surcharges, primarily reflecting a decrease in the number of independent contractors utilized during 2010.  Purchased transportation expense related to our intermodal service and freight brokerage remained relatively flat year-over-year.

Fuel expense and fuel taxes increased $8.9 million, or 14.2%, to $71.6 million from $62.7 million in 2009.   The increase was primarily due to a 20.0% increase in the net fuel price per gallon in 2010 compared to 2009.  This increase was offset by a 0.4% improvement in miles per gallon to 6.42 miles per gallon in 2010 versus 6.39 miles per gallon in 2009.   The majority of our tractors are equipped with opti-idle technology which monitors the temperature of the cab and allows the engine to operate more efficiently while not on the road.  We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover a portion of increasing fuel prices through fuel surcharges and rates to our customers.  We anticipate that fuel expense will increase as the economy improves.

Supplies and maintenance expenses primarily consist of repairs, maintenance and tires along with load specific expenses including loading/unloading, tolls, pallets, pickup and delivery and recruiting.  Supplies and maintenance costs increased $0.5 million, or 1.1%, to $47.9 million compared to $47.3 million in 2009.  Significant repairs to our equipment are generally covered by manufacturers’ warranties.

Revenue equipment rent expense decreased $2.9 million, or 7.4%, to $35.8 million from $38.7 million in 2009.  The decrease is primarily due to a decrease in the average number of tractors under lease in 2010 of 1,120 compared to 1,264 in 2009.  This savings was offset by the increase in the average cost of new equipment we lease as we replace our equipment.  We expect equipment rent expense to increase in future periods as a result of higher prices of new equipment.

Depreciation expense relates to owned tractors, trailers, communications units, service centers and other fixed assets. Gains or losses on dispositions of revenue equipment are set forth in a separate line item within our statements of operations. Depreciation expense decreased $1.2 million, or 7.0%, compared to the same period in 2009, as owned equipment was disposed and replaced with newer leased equipment.  Depreciation expense is also dependent upon the mix of company-owned equipment versus independent contractors.  We expect our annual cost of tractor and trailer ownership will increase in future periods as a result of higher prices of new equipment, which is expected to result in greater depreciation.  Future depreciation expense will also be impacted by our leasing decisions.

Claims and insurance expenses consist of the costs of premiums for insurance and reserves we make within our self-insured retention programs, primarily for personal injury, property damage, physical damage and cargo claims.  These expenses will vary and are dependent on the frequency and severity of accidents, our self-insured retention amounts and the insurance market. Claims and insurance costs decreased by $2.3 million, or 14.9%, to $13.0 million from $15.3 million in 2009. This was primarily due to a decrease in property and physical damage claims of $1.0 million and a decrease in cargo claims of $0.8 million in 2010 compared to 2009.  The Company is responsible for the first $4.0 million on personal injury and property damage liability claims.  The Company has excess coverage from $4.0 million to $50.0 million.  Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, a claim that approaches the maximum self-insured retention level or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

Miscellaneous expenses consist of facility rents, legal fees, audit fees, customer bad debts and other administrative costs.  Miscellaneous expense increased $1.2 million, or 36.1%, compared to the same period in 2009 primarily due to an increase in our bad debt expense.  The Company continues to monitor its overall credit risk given the current market and general economic conditions.

The Company’s effective tax benefit rate was 31.8% in 2010 as opposed to a 34.1% effective tax rate in 2009 primarily due to the Company’s pre-tax losses in 2010 and the permanent differences between book and taxable income.  We pay our drivers a per-diem allowance for travel related expenses for which we are only able to deduct 80% for tax purposes.

As a result of factors described above, we had a net loss of $11.9 million in 2010, an improvement of 27.3% compared to a net loss of $16.4 million in 2009.  Net loss per share was $0.69 per diluted share in 2010 compared to net loss per share of $0.96 per diluted share in 2009.

Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008

The following table sets forth revenue, operating income, operating ratios and revenue per truck per week and the dollar and percentage changes of each:

Revenue from (a)	2009	2008	Dollar Change 2009 vs. 2008	Percentage Change 2009 vs. 2008
Temperature-controlled services	$136,427	$145,497	$(9,070)	(6.2)%
Dry-freight services	50,807	68,851	(18,044)	(26.2)
Total truckload linehaul services	187,234	214,348	(27,144)	(12.6)
Dedicated services	19,707	24,609	(4,902)	(19.9)
Total truckload	206,941	238,957	(32,016)	(13.4)
Less-than-truckload linehaul services	109,054	124,091	(15,038)	(12.1)
Fuel surcharges	44,876	109,144	(64,268)	(58.9)
Brokerage	7,266	13,142	(5,876)	(44.7)
Equipment rental	4,914	5,202	(288)	(5.5)
Total operating revenue	373,051	490,536	(117,485)	(24.0)

Operating expenses	397,964	488,482	(90,518)	(18.5)
Income (loss) from operations	$(24,913)	$2,054	$(26,967)	(1312.9)%
Operating ratio (b)	106.7%	99.6%

Total truckload revenue	$206,941	$238,957	$(32,016)	(13.4)%
Less-than-truckload linehaul revenue	109,054	124,091	(15,038)	(12.1)
Total linehaul and dedicated services revenue	$315,995	$363,048	$47,054	(13.0)%

Weekly average trucks in service	1,937	2,027	(90)	(4.4)%
Revenue per truck per week (c)	$3,129	$3,426	$(437)	(12.8)%

Computational notes:
(a)	Revenue and expense amounts are stated in thousands of dollars.
(b)	Operating expenses divided by total operating revenue.
(c)	Average daily revenue times seven divided by weekly average trucks in service.

The economy had a large negative impact on our total operating revenue in 2009.  Our total operating revenue decreased $117.5 million, or 24%, to $373.1 million in 2009 from $490.5 million in 2008.  Excluding fuel surcharges our operating revenue decreased $53.2 million, or 14%, to $328.2 million from $381.4 million in 2009.

                Truckload revenue, excluding fuel surcharges, decreased $32 million, or 13.4%, to $207.0 million from $239.0 million in 2008.  While the number of total truckload shipments increased 1% to 154,300 from 152,700 in 2008, total and loaded miles per shipment declined by 9.1% and 10.4%, respectively, causing total and loaded truckload miles to decrease by 8.2% and 9.5% respectively.  During 2009, our weighted average trucks utilized in our truckload services decreased from 1,684 to 1,530.  Due to the challenging 2009 freight environment, we had no ability to increase truckload rates.  Overall, our revenue per loaded mile decreased from $1.45 to $1.40.

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

                The following table sets forth for the years indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations, and those items as a percentage of revenue:

	(in thousands) Dollar Change	Percentage Change	Percentage of Revenue
	2009 vs. 2008	2009 vs. 2008	2009	2008
Total operating revenue	$(117,482)	(24.0)%	100.0%	100.0%

Operating Expenses
Salaries, wages and related expenses	(6,480)	(5.0)	32.7	26.2
Purchased transportation	(36,411)	(30.9)	21.8	24.0
Fuel	(44,999)	(41.8)	16.8	21.9
Supplies and maintenance	(6,184)	(11.6)	12.7	10.9
Revenue equipment rent	3,265	9.2	10.4	7.2
Depreciation	(1,301)	(6.9)	4.7	3.8
Communications and utilities	247	5.0	1.4	1.0
Claims and insurance	1,630	11.9	4.1	2.8
Operating taxes and licenses	214	4.8	1.2	0.9
Gain on sale of property and equipment	1,217	(89.9)	0.0	(0.3)
Miscellaneous	(1,716)	(34.7)	0.9	1.0
Total Operating Expenses	$(90,518)	(18.5)%	106.7%	99.6%

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

                In November 2007, our Board of Directors approved a share repurchase program to repurchase up to 1.4 million shares of our common stock.  This program is intended to be implemented through purchases made in either the open market or through private transactions.  The timing and extent to which we will repurchase shares depends on market conditions and other corporate considerations.  We purchased 20,758 shares in 2010 and have available approximately 915,000 shares that can be repurchased from that and previous authorizations. The repurchase program does not have an expiration date.

                The table below reflects our net cash flows provided by operating activities, net cash flows used in investing activities, net cash flows provided by (used in) financing activities and total outstanding debt for the years indicated.

	(in thousands)
	2010	2009	2008
Net cash flows provided by operating activities	$3,984	$11,120	$9,635
Net cash flows used in investing activities	(12,672)	(8,147)	(8,905)
Net cash flows provided by (used in) financing activities	6,224	(614)	(1,895)
Debt at December 31	5,689	-	-

In 2010, cash flows provided by operating and financing activities were primarily used to purchase new revenue equipment of $9.1 million, investments in technology of $3.5 million and other of $1.2 million, net of proceeds from dispositions.    Our net cash flows decreased in 2010 compared to the same period of 2009 and 2008.  Our net capital expenditures were primarily funded with cash flows from operations and borrowings under our revolving credit facility.  We believe our sources of liquidity are adequate to meet our current and anticipated needs for at least the next twelve months.  However, if our losses continue due to a weak economy, we will be required to reassess our sources of liquidity and adjust our expenditures.  We estimate that capital expenditures, net of proceeds from dispositions, will range from $10 to $15 million in 2011, which is consistent with prior years.

We establish credit terms with our customers based upon their financial strength and their historical payment pattern.  The top 5, 10 and 20 customers represent approximately 26%, 37% and 48% of our revenues in 2010.  Many of our largest customers under contract are Fortune 500 companies.  Given the current economic conditions, we have placed additional emphasis on our review of significant outstanding receivable balances.  Accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectability of these receivables, we perform ongoing credit evaluations of our customers’ financial condition.  Through these evaluations, we may become aware of a situation in which a customer may not be able to meet its financial obligations due to deterioration of its financial condition, credit ratings or bankruptcy.  Our allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  Invoice balances outstanding past the contractual due date are considered past due per our policy and the customer balances are reviewed for collectability.  During 2010, expense increased related to our reserve for doubtful accounts by $918,000 based upon anticipated write off levels. Initial payments by new customers are monitored for compliance with contractual terms.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential recovery is considered remote.

The Company previously maintained a secured, committed credit facility with an aggregate availability of $20.0 million.   At December 31, 2010, there was $5.7 million borrowed under the credit facility; and $3.2 million of standby letters of credit primarily for our self-insurance programs, which reduced the availability to $11.1 million.  The borrowings were made for planned purchases of revenue and technology equipment.    We were in compliance with all of the covenants under the credit facility as of December 31, 2010.

On March 28, 2011, the Company entered into a new $50 million four-year, revolving credit facility administered by Bank of America, N.A. The facility replaced the Company’s former credit facility and has more favorable terms and provides for the ongoing working capital needs and general corporate purposes required by the company. The Obligations under the credit facility are guaranteed by our parent company and certain named subsidiaries and secured by a pledge of substantially all of our assets and revenue equipment. The Obligations shall bear interest (i) if a Base Rate Loan, at the Base Rate in effect from time to time, plus the Applicable Margin; (ii) if a LIBOR Loan, at LIBOR for the applicable Interest Period, plus the Applicable Margin; and (iii) if any other Obligation (including, to the extent permitted by law, interest not paid when due), at the Base Rate in effect from time to time, plus the Applicable Margin for Base Rate Revolver Loans.  Interest shall accrue from the date the Loan is advanced or the Obligation is incurred or payable, until paid by Borrowers.  If a Loan is repaid on the same day made, one day's interest shall accrue.  We are obligated to comply with certain covenants under the new credit facility.  The covenants provide various guidelines and/or restrictions related to inspections, financial information, notices, insurance, subsidiaries, permitted debt and permitted liens.  It also provides for a fixed charge coverage ratio of 1.10 to 1.00 should the availability on the credit line be less than $10,000,000.  The complete list of the covenants is in section 10 of the Loan and Security Agreement, provided as Exhibit 10.24.  The new facility matures on March 29, 2015.  The Applicable Margin definition, as determined in the Loan and Security Agreement is shown below.

Applicable Margin: with respect to any Type of Loan, the margin set forth below, as determined by the Fixed Charge Coverage Ratio for the last Fiscal Quarter:

Level	Ratio	Base Rate Revolver Loans (other than Base Rate Equipment Loans)	LIBOR Revolver Loans (other than LIBOR Equipment Loans)	Base Rate Equipment Loans	LIBOR Equipment Loans
I	> 2.00 to 1.00	1.00%	2.00%	1.50%	2.50%
II	> 1.15 to 1.00 and < 2.00 to 1.00	1.25%	2.25%	1.75%	2.75%
III	< 1.15 to 1.00	1.50%	2.50%	2.00%	3.00%

The following is a summary of our contractual obligations as of December 31, 2010:

	(in thousands)
Contractual Obligations	Total	2011	2012-2013	2014-2015	After 2015
Letters of credit	$3,181	$2,726	$455	$-	$-
Purchase obligations	5,435	5,435	-	-	-
Operating lease obligations
Rentals	89,241	31,646	36,270	9,828	11,497
Residual guarantees	13,568	1,805	10,380	1,383	-
	$111,425	$41,612	$47,105	$11,211	$11,497

Off-Balance Sheet Arrangements

As of December 31, 2010, we had leased 1,035 tractors and 2,159 trailers under operating leases as well as six service centers with 10,000 square feet or more, with varying termination dates ranging from January 2011 through May 2024 and total obligations of $89.2 million.  Rent expense related to operating leases involving vehicles during 2010, 2009 and 2008 was $35.8 million, $38.7 million and $35.5 million, respectively.  In general, the equipment lease renewal terms include month-to-month extensions of the regular lease terms or an early buy-out option on certain tractor leases.  As of December 31, 2010, we maintained $3.2 million in standby letters of credit related to self-insured programs.  These standby letters of credit allow the Company to self-insure a portion of its insurance exposure.

Inflation and Fuel Costs

                Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past three years, the most significant effects of inflation have been on revenue equipment prices, fuel, accident claims, health insurance, technology, and employee compensation.  We attempt to limit the effects of inflation through increases in freight rates and cost control efforts.

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

Seasonality

                Our temperature-controlled operations are affected by seasonal changes. The growing seasons for fruits and vegetables in Florida, California and Texas typically create increased demand for trailers equipped to transport cargo requiring refrigeration. LTL shipment volume during the winter is normally lower than other seasons.  Shipping volumes of LTL freight are usually highest from July through October.  LTL volumes also tend to increase in the weeks before holidays such as Halloween, Thanksgiving, Christmas, Valentine’s Day and Easter when significant volumes of food and candy are transported.

Our tractor productivity generally decreases during the winter season as inclement weather impedes operations and some shippers typically reduce their shipments, as there is less need for temperature control during colder months than warmer months. At the same time, operating expenses generally increase, with harsh weather creating higher accident frequency, increased claims, and more equipment repairs.  To the extent that extreme weather patterns increase in severity or frequency due to climate changes, we would expect to see an increase in the effect of inclement or extreme weather patterns.  We do not have the ability to forecast these potential changes or the impact of these changes.

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

       Accounts Receivable. We are dependent upon contracts with significant customers that generate a large portion of our revenue.  The top 5, 10 and 20 customers represented approximately 26%, 37% and 48% of our revenues, respectively, in 2010.  Accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts.  A considerable amount of judgment is required in assessing the realization of these receivables including the current credit-worthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectability of these receivables, we perform ongoing credit evaluations of our customers’ financial condition.  Through these evaluations, we may become aware of a situation in which a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  We perform ongoing reviews of the adequacy of our allowance for doubtful accounts.  Invoice balances outstanding past the contractual due date are considered past due per our policy and the customer balances are reviewed for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential recovery is considered remote.

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

Property and Equipment.   The transportation industry is capital intensive. Our property and equipment, net was $73.0 million and $74.8 million as of December 31, 2010 and 2009, respectively. Our depreciation expense was $16.3 million for 2010, $17.6 million for 2009 and $18.9 million for 2008. Depreciation is computed based on the cost of the asset, reduced by its estimated residual value, using the straight-line method for financial reporting purposes.  Accelerated methods are used for income tax reporting purposes. Additions and improvements to property and equipment are capitalized at cost.  Maintenance and repair expenditures are charged to operations as incurred.  Gains and losses on disposals of revenue equipment are included in operations as they are a normal, recurring component of our operations.  We have minimal risk to the used equipment market as the majority of our tractors have a pre-arranged buy-back price at the end of 42 months, which is utilized as the residual value in computing depreciation expense.

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

Insurance and claims.   We are self-insured for a portion of losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels.  We maintain insurance coverage for per-incident and in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review.  We reserve currently for the estimated cost of the uninsured portion of pending claims. These reserves are periodically evaluated and adjusted based on our evaluation of the nature and severity of outstanding individual claims and an estimate of future claims development based on historical claims development factors.  We accrue for the anticipated legal and other costs to settle the claims.  We are responsible for the first $4.0 million on each personal injury and property damage.  We have excess coverage from $4.0 million to $50.0 million.  We utilize an independent actuary to assist in establishing its accruals.  Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, a claim that approaches the maximum self-insured retention level or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially affected.

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

RECENT ACCOUNTING PRONOUNCEMENTS

None.

ITEM 7A.   Quantitative and Qualitative Disclosures about Market Risk

We experience various market risks, primarily from commodity prices and interest rates. These risks have not materially changed between fiscal year 2009 and fiscal year 2010.

Commodity Price Risk

Our operations are heavily dependent upon fuel prices.  The price and availability can vary and are subject to political, economic and market factors that are beyond our control.  Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition; however, historically, we have been able to recover a portion of diesel fuel price increases from customers in the form of fuel surcharges.  Fuel prices have fluctuated greatly in recent years. In some periods, our operating performance was affected because we were not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharges. We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. We do not currently enter into derivative hedging arrangements that protect us against fuel price increases.  Given the volatility in fuel prices and the impact fuel surcharge revenues have on total operating revenue, we often refer to “total operating revenue excluding fuel surcharges” to provide a more consistent basis for comparison of operating revenue without the impact of fluctuating fuel prices.  A 5% increase in the net price per gallon would result in increased fuel costs of approximately $3.6 million, the majority of which we anticipate will be offset by fuel surcharges.

Interest Rate Risk

Our market risk is affected by changes in interest rates.  We have historically maintained a combination of fixed rate and variable rate obligations to manage our interest rate exposure.  Fixed rates are generally maintained within our lease obligations while variable rates are contained within our amended and restated credit agreement.

We are exposed to interest rate risk primarily from our amended and restated credit agreement.  Our credit agreement, as amended, provides for borrowings that bear interest based on the London Interbank Offered Rate (commonly referred to as “LIBOR”) plus a certain percentage.  At December 31, 2010, there was $5.7 million borrowed under our credit facility and related interest expense of $84,000 for the year ended December 31, 2010.

As of December 31, 2010, we held no market-risk-sensitive instruments for trading purposes.  For purposes other than trading, we held approximately 84,000 shares of our common stock at a value of $371,000 in a Rabbi Trust investment. Our consolidated financial statements include the assets and liabilities of the Rabbi Trust established to hold the investments of participants in our 401(k) Wrap Plan.  To the extent the trust assets are invested in our stock, our future compensation expense and income will be impacted by fluctuations in the market price of our stock.

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

We have audited the accompanying consolidated balance sheets of Frozen Food Express Industries, Inc. (a Texas corporation) and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company's management.   Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frozen Food Express Industries, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
Dallas, Texas
March 30, 2011

Frozen Food Express Industries, Inc. and Subsidiaries Consolidated Balance Sheets December 31, (in thousands)
Assets	2010	2009
Current assets
Cash and cash equivalents	$1,203	$3,667
Accounts receivable, net	41,921	41,318
Tires on equipment in use, net	5,982	5,592
Deferred income taxes	1,150	1,532
Property held for sale	-	1,019
Other current assets	6,575	12,706
Total current assets	56,831	65,834

Property and equipment, net	72,993	74,845
Other assets	5,081	5,121
Total assets	$134,905	$145,800

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$27,443	$23,773
Insurance and claims accruals	8,697	10,119
Accrued payroll and deferred compensation	5,032	3,837
Accrued liabilities	709	1,953
Total current liabilities	41,881	39,682

Long-term debt	5,689	-
Deferred income taxes	3,153	9,009
Insurance and claims accruals	5,373	7,374
Total liabilities	56,096	56,065

Shareholders’ equity
Common stock, $1.50 par value per share; 75,000 shares authorized;
18,572 shares issued	27,858	27,858
Additional paid-in capital	1,353	2,923
Retained earnings	58,242	70,172
	87,453	100,953
Treasury stock (1,146 and 1,477 shares), at cost	(8,644)	(11,218)
Total shareholders’ equity	78,809	89,735
Total liabilities and shareholders’ equity	$134,905	$145,800

See accompanying notes to consolidated financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries Consolidated Statements of Operations Years ended December 31, (in thousands, except per share amounts)
	2010	2009	2008
Total operating revenue	$368,822	$373,051	$490,536
Operating expenses
Salaries, wages and related expenses	117,134	122,141	128,621
Purchased transportation	72,297	81,363	117,774
Fuel	71,566	62,655	107,654
Supplies and maintenance	47,886	47,347	53,531
Revenue equipment rent	35,847	38,721	35,456
Depreciation	16,322	17,550	18,851
Communications and utilities	4,975	5,145	4,898
Claims and insurance	13,017	15,305	13,675
Operating taxes and licenses	4,162	4,648	4,434
Gain on sale of property and equipment	(1,103)	(136)	(1,353)
Miscellaneous	4,389	3,225	4,941
Total operating expenses	386,492	397,964	488,482
(Loss) income from operations	(17,670)	(24,913)	2,054

Interest and other (income) expense
Interest income	(32)	(6)	(72)
Interest expense	470	30	140
Equity in earnings of limited partnership	(816)	(739)	(877)
Life insurance and other	209	697	(384)
Total interest and other income	(169)	(18)	(1,193)
(Loss) income before income taxes	(17,501)	(24,895)	3,247
Income tax (benefit) expense	(5,571)	(8,480)	2,642
Net (loss) income	$(11,930)	$(16,415)	$605

Net (loss) income per share of common stock
Basic	$(0.69)	$(0.96)	$0.04
Diluted	$(0.69)	$(0.96)	$0.04
Weighted average shares outstanding
Basic	17,275	17,080	16,715
Diluted	17,275	17,080	16,997
Dividends declared per common share	$-	$0.03	$0.12

See accompanying notes to consolidated financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries Consolidated Statements of Cash Flows Years ended December 31, (in thousands)
	2010	2009	2008
Cash flows from operating activities
Net (loss) income	$(11,930)	$(16,415)	$605
Non-cash items included in net (loss) income
Gain on sale of property and equipment	(1,103)	(136)	(2,012)
Depreciation and amortization	20,151	22,105	22,839
Provision for losses on accounts receivable	918	247	1,763
Deferred income taxes	(5,474)	(4,092)	3,059
Deferred compensation	989	413	426
Investment income	(816)	(739)	(877)
Changes in operating assets and liabilities
Accounts receivable	(1,521)	11,184	(1,830)
Tires on equipment in use	(4,004)	(3,969)	(4,259)
Other current assets	6,607	(1,549)	3,234
Other assets	(451)	(79)	(224)
Accounts payable	4,612	1,319	(3,876)
Insurance and claims accruals	(3,423)	3,297	(7,463)
Accrued liabilities, payroll and other	(571)	(466)	(1,750)
Net cash provided by operating activities	3,984	11,120	9,635

Cash flows from investing activities
Expenditures for property and equipment	(20,858)	(19,733)	(22,220)
Proceeds from sale of property and equipment	7,094	10,820	12,540
Cash distributions from investment	1,016	860	1,050
Other	76	(94)	(275)
Net cash used in investing activities	(12,672)	(8,147)	(8,905)

Cash flows from financing activities
Proceeds from borrowings	51,026	37,796	85,300
Repayments of borrowings	(45,337)	(37,796)	(85,300)
Dividends paid	-	(516)	(2,017)
Income tax expense of stock options and restricted stock	(60)	(33)	(107)
Proceeds from capital stock transactions	671	96	451
Purchases of treasury stock	(76)	(161)	(222)
Net cash provided by (used in) financing activities	6,224	(614)	(1,895)
Net (decrease) increase in cash and cash equivalents	(2,464)	2,359	(1,165)
Cash and cash equivalents at beginning of year	3,667	1,308	2,473
Cash and cash equivalents at end of year	$1,203	$3,667	$1,308

See accompanying notes to consolidated financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries Consolidated Statement of Shareholders' Equity Three years ended December 31, 2010 (in thousands)
	Common Stock		Additional
	Shares	Par	Paid in	Retained	Treasury Stock
	Issued	Value	Capital	Earnings	Shares	Cost	Total
January 1, 2008	18,572	$27,858	$5,682	$88,515	1,921	$(14,796)	$107,259
Net income	-	-	-	605	-	-	605
Treasury stock reacquired	-	-	-	-	34	(222)	(222)
Retirement plans	-	-	3	-	(4)	34	37
Exercise of stock options	-	-	(443)	-	(116)	894	451
Restricted stock	-	-	277	-	(22)	168	445
Dividends	-	-	-	(2,017)	-	-	(2,017)
Tax expense of stock options	-	-	(107)	-	-	-	(107)
December 31, 2008	18,572	27,858	5,412	87,103	1,813	(13,922)	106,451
Net loss	-	-	-	(16,415)	-	-	(16,415)
Treasury stock reacquired	-	-	-	-	39	(161)	(161)
Retirement plans	-	-	(15)	-	4	(25)	(40)
Exercise of stock options	-	-	(171)	-	(35)	267	96
Restricted stock	-	-	(2,270)	-	(344)	2,623	353
Dividends	-	-	-	(516)	-	-	(516)
Tax expense of stock options	-	-	(33)	-	-	-	(33)
December 31, 2009	18,572	27,858	2,923	70,172	1,477	(11,218)	89,735
Net loss	-	-	-	(11,930)	-	-	(11,930)
Treasury stock reacquired	-	-	-	-	21	(76)	(76)
Retirement plans	-	-	(12)	-	(1)	4	(8)
Exercise of stock options	-	-	(1,146)	-	(241)	1,817	671
Restricted stock	-	-	(352)	-	(110)	829	477
Tax expense of stock options	-	-	(60)	-	-	-	(60)
December 31, 2010	18,572	$27,858	$1,353	$58,242	1,146	$(8,644)	$78,809

See accompanying notes to consolidated financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Nature of business:   Frozen Food Express Industries, Inc. is one of the leading temperature-controlled truckload and less-than-truckload carriers in the United States with core operations in the transport of temperature-controlled products and perishable goods, which include food, health care and confectionary products.  Frozen Food Express Industries, Inc. operates in one business segment, motor carrier operations based on the aggregation criteria under US GAAP.  Service is offered in over-the-road and intermodal modes for temperature-controlled truckload and less-than-truckload, as well as dry truckload.  Frozen Food Express Industries, Inc. also provides brokerage, or logistics, services as well as dedicated fleets to serve our customers.

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

Accounts receivable:   Accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts.  A considerable amount of judgment is required in assessing the realization of these receivables, including the current credit worthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectability of these receivables, we perform ongoing credit evaluations of our customers’ financial condition.  Through these evaluations, we may become aware of a situation in which a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  We perform ongoing reviews of the adequacy of our allowance for doubtful accounts. Invoice balances outstanding past the contractual due date are considered past due per our policy and the customer balances are reviewed for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential recovery is considered remote. No individual customer exceeds 10% of our revenue or accounts receivable in all years presented.

Tires on equipment in use, net:   The Company capitalizes the original cost of tires purchased with vehicles and replacement tires as a current asset.  Amortization is calculated on a per-mile basis, less an estimated residual value.  Amortization of tires which was $3.6 million, $3.8 million and $4.0 million in 2010, 2009 and 2008, respectively, is included in the consolidated statements of cash flows as depreciation and amortization. It is computed on a per-mile basis based upon the expected life of the tires.  The number of miles over which a tire is amortized depends on a variety of factors, including but not limited to the type of tire involved (recap or original tread) and the position of the tire (steering, tractor drive, axle or trailer).  Steering tires tend to be shorter-lived (75,000 to 100,000 miles) than does original tread drive-axle (100,000 to 150,000 miles) or original tread trailer tires (125,000 to 150,000 miles).  Recaps generally have a service life of about two-thirds as many miles as the similarly-positioned original tread tires.  For safety reasons, we do not utilize recaps as steering tires.

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

Depreciation is computed based on the cost of the asset, reduced by its estimated residual value, using the straight-line method for financial reporting purposes.  Accelerated methods are used for income tax reporting purposes.  Following is a summary of estimated useful lives utilized for the majority of our property and equipment for financial reporting purposes:

Years
Revenue equipment	3-10
Buildings and improvements	5-30
Service equipment	5-15
Computers, software and related equipment	3-12

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Our typical replacement cycles are 42 months for tractors, 84 months for refrigerated trailers, and 120 months for dry trailers, with an estimated residual value.  The residual values for the majority of the tractors are based upon an estimated trade-in value of the equipment with the original vendor.  We periodically evaluate whether the remaining useful lives of our long-lived assets may require revision or whether the remaining unamortized balance is recoverable. When factors indicate an asset should be evaluated for possible impairment, we use an estimate of the asset's projected undiscounted cash flow in evaluating whether an impairment exists. If an impairment exists, the asset is written down to net realizable value.

Insurance and claims accruals:   We are self-insured for a portion of losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels.  We maintain insurance coverage for per-incident and in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review.  We are responsible for the first $4.0 million on each personal injury and property damage.  We have excess coverage from $4.0 million to $50.0 million.  We reserve currently for the estimated cost of the uninsured portion of pending claims. These reserves are periodically evaluated and adjusted based on our evaluation of the nature and severity of outstanding individual claims and an estimate of how those claims will ultimately develop based upon historical claims development factors.  The reserves also include an estimate for claims incurred but not reported.  We accrue for the anticipated legal and other costs to settle the claims.  Under agreements with our insurance carriers and regulatory authorities, we had $3.2 million at December 31, 2010, and currently have $4.6 million as of March 25, 2011, in standby letters of credit to guarantee settlement of claims.

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

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

2.  Accounts receivable, net

Accounts receivable are shown net of an allowance for doubtful accounts that we anticipate will not be paid by our customers. A summary of the allowance activity for the years ended December 31 is as follows:

	(in thousands)
	2010	2009	2008
Balance at beginning of year	$1,943	$2,646	$1,263
Provision for losses	918	247	1,763
Write-offs, net of recoveries	(709)	(950)	(380)
Balance at end of year	$2,152	$1,943	$2,646

3.  Other current assets

Other current assets consist primarily of prepayments of items such as taxes and licenses, insurance and prepaid rent.  It also includes inventories and other amounts owed to the Company.  As of December 31, other current assets consist of the following:
	(in thousands)
	2010	2009
Due from equipment sales	$921	$445
Income tax receivable	441	4,910
Other prepaid taxes	1,239	1,662
Prepaid insurance	914	1,108
Prepaid rent	407	1,684
Prepaid licenses and permits	1,443	1,526
Inventory and other	1,210	1,371
Other current assets	$6,575	$12,706

4.  Property and equipment, net

Property and equipment, net are shown at historical cost and as of December 31, consist of the following:

	(in thousands)
	2010	2009
Land	$3,602	$3,015
Buildings and improvements	21,109	19,288
Revenue equipment	87,104	89,834
Service equipment	25,339	21,498
Computers, software and related equipment	28,165	27,666
Work in progress	274	261
	165,593	161,562
Less accumulated depreciation	(92,600)	(86,717)
Property and equipment, net	$72,993	$74,845

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

5.  Long-term debt

As of December 31, 2010, the Company had a secured committed credit facility with an aggregate availability of $20 million.   At December 31, 2010, $5.7 million was borrowed under the credit facility and $3.2 million of standby letters of credit primarily for our self-insurance programs, which reduced the availability to $11.1 million.   We were in compliance with all of the covenants under the credit facility as of December 31, 2010.

On March 28, 2011, the Company entered into a new $50 million four-year, revolving credit facility administered by Bank of America, N.A. The facility replaced the Company’s former credit facility and has more favorable terms and provides for the ongoing working capital needs and general corporate purposes required by the company. The Obligations under the credit facility are guaranteed by our parent company and certain named subsidiaries and secured by a pledge of substantially all of our assets and revenue equipment. The Obligations shall bear interest (i) if a Base Rate Loan, at the Base Rate in effect from time to time, plus the Applicable Margin; (ii) if a LIBOR Loan, at LIBOR for the applicable Interest Period, plus the Applicable Margin; and (iii) if any other Obligation (including, to the extent permitted by law, interest not paid when due), at the Base Rate in effect from time to time, plus the Applicable Margin for Base Rate Revolver Loans.  Interest shall accrue from the date the Loan is advanced or the Obligation is incurred or payable, until paid by Borrowers.  If a Loan is repaid on the same day made, one day's interest shall accrue.  We are obligated to comply with certain covenants under the new credit facility.  The new facility matures on March 29, 2015.

Interest paid on the Credit Facility during 2010, 2009 and 2008 was $58,000, $30,000 and $163,000, respectively.

6.  Income Taxes

The components of the income tax (benefit) expense for the years ended December 31, consist of the following:

	(in thousands)
Current:	2010	2009	2008
Federal	$158	$(4,494)	$(694)
State	247	106	277
Deferred:
Federal	(5,545)	(3,130)	2,793
State	(431)	(962)	266
Total (benefit) expense	$(5,571)	$(8,480)	$2,642

State income tax is presented net of the related federal tax benefit or provision.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

A reconciliation between the statutory tax rate and the effective tax rate for the years ended December 31, is as follows:

	(in thousands)
	2010	2009	2008
Income tax (benefit) expense at statutory federal rate	$(6,125)	$(8,713)	$1,137
Federal income tax effects of:
Non-deductible driver per-diem payments	752	916	982
Non-taxable life insurance transactions	(10)	195	(81)
State income taxes and other	(188)	(878)	604
Total (benefit) expense	$(5,571)	$(8,480)	$2,642
Effective tax rate (benefit)	(31.8)%	(34.1)%	81.4%

For 2010, our effective tax benefit was 31.8%, as compared to 34.1% in 2009, and expense of 32.0% in 2008.  Our effective tax rate differs from federal and state statutory rates because of taxable and non-taxable components of our pre-tax income.  Non-deductible items consist primarily of certain expenses incurred by our employee-drivers in the course of their duties.

As of December 31, 2010 and 2009, our deferred tax assets and liabilities consisted of the following:

	(in thousands)
Deferred tax assets:	2010	2009
Insurance claims accruals	$5,546	$5,885
Allowance for bad debts	860	858
Deferred compensation	564	921
Federal and state net operating loss carryforwards	6,590	2,663
Other	1,452	1,749
Capital loss carryforward	-	290
Gross deferred tax assets	15,012	12,366
Valuation allowance	-	(290)
Total deferred tax assets	15,012	12,076

Deferred tax liabilities:
Depreciation	(13,899)	(16,464)
Prepaid expenses	(3,116)	(3,089)
Total deferred tax liabilities	(17,015)	(19,553)
Net deferred tax liabilities	$(2,003)	$(7,477)

We believe the deferred tax assets will be realized principally through future reversals of existing temporary differences (deferred tax liabilities) and future taxable income.  Tax refunds were $4.8 million, $0.8 million and $3.8 million for 2010, 2009 and 2008, respectively.  Taxes paid were $397,000, $296,000, and $374,000 in 2010, 2009, and 2008, respectively.  Federal net operating loss carryforwards of $4.7 million will begin to expire in 2028.

We generated significant taxable income and paid significant federal income taxes during 2004 and 2005.  The U.S. Worker, Homeownership, and Business Assistance Act of 2009 allowed us to “carryback” our 2009 net operating loss to offset the taxes we incurred and paid for these years.

The Company recognizes tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carry-forwards resulting from windfall tax benefits. A windfall tax benefit occurs when the actual tax benefit realized upon an employee’s disposition of a share-based award exceeds the cumulative book compensation charge associated with the award. At December 31, 2010, windfall tax benefits included in net operating loss carry-forwards but not reflected in deferred tax assets are $99,000.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Under US GAAP for accounting for uncertainty in income taxes, the Company has analyzed filing positions in its federal tax returns for all open years.  The open periods subject to examination for its federal returns are 2008, 2009 and 2010. The Company also files tax returns in numerous state jurisdictions with varying statutes of limitations.  The Company’s policy is to recognize interest related to unrecognized tax benefits and penalties as other miscellaneous expenses.  The Company believes its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its consolidated financial position, results of operations and cash flows.  Therefore, no reserves for uncertain income tax positions have been recorded as of December 31, 2010.

7.  Income or loss per common share

Basic and diluted (loss) income per common share was computed as follows:

	(in thousands, except per share amounts)
	2010	2009	2008
Numerator:
Net (loss) income	$(11,930)	$(16,415)	$605

Denominator:
Basic – weighted-average shares	17,275	17,080	16,715
Effect of dilutive stock options	-	-	282
Diluted – weighted-average shares	17,275	17,080	16,997

Basic (loss) income per common share	$(0.69)	$(0.96)	$0.04
Diluted (loss) income per common share	$(0.69)	$(0.96)	$0.04

                Options totaling 549,000, 581,000 and 707,000 shares were outstanding but were not included in the calculation of diluted earnings per share for 2010, 2009 and 2008, respectively, as their exercise prices were greater than the average market price of the common shares.  The Company excluded all common stock equivalents in 2010 and 2009 as their effect was anti-dilutive due to the net loss.

8.  Amended and Restated Certificate of Incorporation

None.

9.  Employee benefits

Stock Incentive Plans –   Under our 2005 Stock Incentive Plan (the “2005 Plan”), our employees may be awarded stock options, restricted stock, stock units and performance share awards and stock appreciation rights.  Stock options issued to employees expire within 10 years after the date of grant, and the exercise price must be at least the par value of the Company’s stock or the fair market value of the stock on the date of grant.  The Company has not issued any stock options since 2005.  Restricted stock awards are grants of the Company’s stock to eligible individuals for which the vesting period varies. During 2010, 2009 and 2008, the Company issued common shares of approximately 100,000, 369,000, and 8,000 with a value of $310,000, $1,330,000 and $54,000, respectively, which will be recognized as compensation expense over the vesting period.  The fair market value of the shares granted was based on the market closing price on grant date.  Stock units and performance share awards are the grant of a right to receive shares of the Company’s stock in the future, which is contingent on the achievement of performance or other objectives.  No stock units or performance share awards are outstanding at the end of 2010.  Stock appreciation rights allow the individual to receive the difference between the fair market value of the Company’s stock at time of exercise and the fair market value of the Company’s stock on the date of grant.  There are no outstanding stock appreciation rights at the end of 2010.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

                The Company also has a non-employee director restricted stock plan that authorizes the award of up to 50,000 shares of the Company’s common stock to our independent members of our Board of Directors.  Shares are awarded upon the non-employee director’s initial appointment or election to the Board.  Upon the reelection of any non-employee director to the Board, such individual shall be eligible to receive an award of restricted stock under this plan.  The awarded shares under the non-employee director restricted stock plan vest evenly over a three year period on each anniversary date of the grant.  During 2010, 2009 and 2008, the Company issued 28,000, 18,000 and 15,000 shares with a market value of $102,000, $79,000 and $118,000, respectively.  The value of these awards is recognized in the consolidated statements of operations as the awards vest.  The fair market value of the shares granted was based on the market closing price on grant date.  During 2010, 2009 and 2008, the Company received $645,000, $3,000 and $247,000 for stock options exercised, respectively, and realized related tax benefits of $20,000, $3,000 and $96,000, respectively.  There were no stock options settled for cash in 2010.  During 2009 and 2008, the Company settled stock options for $47,000 and $12,000, respectively.

The following table summarizes information regarding stock options for the years ended December 31:

	(in thousands, except price and periodic amounts)
	2010	2009	2008
Options outstanding at beginning of year	1,172	1,310	1,630
Exercised	(241)	(35)	(116)
Forfeited	(34)	(103)	(204)
Options outstanding at end of year	897	1,172	1,310
Year-end weighted average remaining life of options (years)	4.3	3.5	4.3
Options available for future grants	406	375	670
Weighted average price of options:
Exercised during year	$2.79	$2.75	$3.88
Forfeited during year	$8.07	$8.39	$8.41
Outstanding at end of year	$6.40	$5.71	$5.84
Exercisable at end of year	$6.41	$5.72	$5.85

Intrinsic value - options outstanding at end of year	$423	$547	$2,138
Intrinsic value - options exercisable at end of year	$420	$544	$2,124

                As of December 31, 2010, substantially all of our options were exercisable.  The range of prices and certain other information about our stock options as of December 31, 2010 is presented in the following table:

	Options Priced Between
	$1.50- $5.00	$5.01- $8.00	$8.01- $12.00	Total
Number of options outstanding (in thousands)	382	142	373	897
Weighted average remaining contractual life (years)	2.7	4.4	5.9	4.3
Weighted average exercise price	$2.20	$6.68	$10.59	$6.40

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following table summarizes information regarding restricted stock shares for the years ended December 31:

	(in thousands, except shares and value per share)
Restricted Stock	2010	2009	2008
Outstanding shares at beginning of year	374,348	72,918	96,497
Issued	127,640	386,532	23,456
Forfeited	(17,834)	(42,371)	(1,667)
Vested	(108,473)	(42,731)	(45,368)
Outstanding shares at end of year	375,681	374,348	72,918

Fair market value of restricted stock
Outstanding at beginning of year	$1,468	$603	$890
Issued	412	1,409	172
Forfeited	(73)	(191)	(14)
Vested	(477)	(353)	(445)
Outstanding at end of year	$1,330	$1,468	$603

Weighted average value per share
Outstanding at beginning of year	$3.93	$8.28	$9.23
Issued	$3.23	$3.65	$7.31
Forfeited	$4.10	$4.51	$8.19
Vested	$4.40	$8.26	$9.81
Outstanding at end of year	$3.54	$3.93	$8.28

The compensation expense associated with the vesting of restricted stock is accounted for as deferred compensation and expensed ratably over the three-year vesting period of each grant. Total share-based compensation expense was $444,000, $538,000, and $459,000 in 2010, 2009 and 2008, respectively.  As of December 31, 2010, the Company had approximately $1.0 million of unrecognized compensation expense related to restricted stock awards, which is probable to be recognized over a weighted average period of approximately thirty-four months.

Supplemental Employee Retirement Plan (“SERP”) – The Company also has a SERP for the benefit of certain "highly compensated" personnel (as determined in accordance with the Employee Retirement Income Security Act of 1974). The SERP's investment income, assets and liabilities, which are contained in a Rabbi Trust, are included in the accompanying consolidated financial statements. As of December 31, 2010, the SERP liability was $856,000 and there were approximately 84,000 shares in the trust. Consistent with US GAAP for accounting for deferred compensation arrangements where amounts earned are held in a Rabbi Trust and invested, the shares of the common stock held in a Rabbi Trust are accounted for as treasury stock until SERP participants elect to liquidate the stock. During 2010, SERP participants purchased 59,000 shares with a value of $443,500 and liquidated 59,000 shares with a value of $447,000 from the Rabbi Trust.

Savings Plan – Participants are able to contribute up to the limit set by law, which in 2010 was $16,500 for participants less than age 50 and $22,000 for participants age 50 and above.  The Company may contribute 25% of each participant’s contribution up to a total of 4% of their contribution.  Our contribution vests over six years.  The Company has not made any contributions to the plan beginning April 6, 2009, and has not made any stock contributions in 2010, 2009 or 2008.

Rights Agreement – We have in place a rights agreement that authorizes a distribution to our shareholders of one common stock purchase right for each outstanding share of our common stock. The rights agents under the rights agreement was changed in 2010 to the Registrar and Transfer Company.  Rights become exercisable if certain events, generally relating to a change of control, occur. Rights initially have an exercise price of $11.00. If such events occur, the rights will be exercisable for a number of shares having a market value equal to two times the exercise price of the rights. We may redeem the rights for $0.001 each. The rights were extended in 2010 until 2013.  The rights agreement is subject to review every three years by an independent committee of our Board of Directors.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

10.  Commitments and contingencies

The Company has revenue equipment leases expiring at various dates through July 2017 and various properties under non-cancelable agreements expiring through May 2024.  The aggregate future minimum rentals under non-cancelable operating leases at December 31, 2010 were as follows:

(in thousands)
Year Due	Amount Due
2011	31,646
2012	22,250
2013	14,020
2014	5,777
2015	4,051
Thereafter	11,497
Total Due	$89,241

Rent expense for revenue equipment and various properties for 2010, 2009 and 2008 was $37.9 million, $40.4 million and $36.9 million, respectively.   As of December 31, 2010, we had partially guaranteed the residual value of certain leased tractors totaling $13.6 million pursuant to leases with remaining lease terms that range from five months to 37 months. Our estimates of the fair market values and our pre-arranged trade-in values based upon future purchases of such tractors exceed the guaranteed values. Consequently, no provision has been made for any losses related to such guarantees.

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

11.  Related Party Transactions

During each of the years ended December 31, 2010, 2009 and 2008, the Company purchased trailers and trailer refrigeration units we used in our operations from W&B, an entity in which we own a 19.9% equity interest. The Company accounts for that investment under the equity method of accounting.  As of December 31, 2010 and 2009, our equity investment in W&B was $1.9 million and $2.1 million, respectively, which is included in "Other Assets" in the accompanying consolidated balance sheets. During 2010, 2009 and 2008, our equity in the earnings of W&B was $816,000, $739,000, and $877,000, respectively. Cash distributions to us from W&B’s earnings were $1.0 million, $860,000 and $1.0 million in 2010, 2009 and 2008, respectively.

During 2008, the Company sold property, formerly leased to W&B, with a net book value of $1.3 million, resulting in a gain of $0.7 million, to an entity in which the majority shareholder of W&B has an interest.  This gain is included on our consolidated statements of operations in the line entitled “Life insurance and other”.

During 2010, 2009 and 2008, the Company’s purchases from W&B for trailers and refrigeration units were $5.4 million, $1.2 million and $2.5 million, respectively.  The Company also utilizes W&B to provide routine maintenance and warranty repair of trailers and refrigeration units.  During 2010, 2009 and 2008, W&B invoiced the Company $1.6 million, $1.5 million and $1.9 million, respectively, for maintenance and repair services, accessories and parts.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

12.  New Accounting Pronouncements

None.

13.  Quarterly Financial Data (unaudited)

The following is a summary of the quarterly results of operations for 2010 and 2009:

	(in thousands except per-share amounts)
2010	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total operating revenue	$368,822	$85,842	$94,957	$93,870	$94,153
Loss from operations	(17,670)	(5,562)	(3,328)	(6,863)	(1,917)
Net loss	(11,930)	(3,723)	(4,427)	(2,281)	(1,499)
Net loss per share of common stock
Basic	$(0.69)	$(0.22)	$(0.26)	$(0.13)	$(0.09)
Diluted	$(0.69)	$(0.22)	$(0.26)	$(0.13)	$(0.09)

2009	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total operating revenue	$373,051	$92,207	$94,895	$94,500	$91,449
Loss from operations	(24,913)	(8,521)	(6,498)	(4,833)	(5,061)
Net loss	(16,415)	(6,121)	(5,168)	(2,560)	(2,566)
Net loss per share of common stock
Basic	$(0.96)	$(0.36)	$(0.30)	$(0.15)	$(0.15)
Diluted	$(0.96)	$(0.36)	$(0.30)	$(0.15)	$(0.15)

Net loss per share of common stock is computed independently for each quarter presented and is based on the average number of common and equivalent shares for the quarter. The sum of the quarterly net loss per share of common stock for a year may not equal the total for the year due to rounding differences.

14.  Subsequent Events

                The Company has evaluated subsequent events after the balance sheet date of December 31, 2010.  Other than as described below, the Company is not aware of any subsequent events that would require recognition or disclosure in the consolidated financial statements.

On March 28, 2011, the Company entered into a new $50 million four-year, revolving credit facility agented by Bank of America, N.A. The facility replaced the Company’s existing credit facility with more favorable terms and provides for ongoing working capital needs and general corporate purposes; see Note 5, Long-term Debt.

On January 14, 2009, a plaintiff filed a lawsuit against us titled James Bradshaw vs. FFE Transportation Service, Inc. and James A. Booker, Sr. in the United States District Court for the Western District of Arkansas, Hot Springs Division, alleging negligence against the Defendant Booker as an employee of the Defendant FFE Transportation Services, Inc.  The Plaintiff also asserts that the Defendant FFE Transportation Services, Inc. is vicariously liable under the doctrine of respondeat superior.  The case went to trial February 15, 2011 and the jury found in favor of the Plaintiff.  The Court entered a judgment of $1,000,000 on March 3, 2011.  Because the Company and its counsel believe there were errors in the initial trial court process, the Company intends to seek reconsideration of the verdict or appeal the verdict to a higher court. As a result, we cannot determine the amount or range of the related loss, if any.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

ITEM 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.  There were no significant changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.   Based on this assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

March 30, 2011

  ITEM 9B.   Other Information

On March 28, 2011, the Company entered into a new $50 million four-year, revolving credit facility administered by Bank of America, N.A.  The pertinent information is reported in Part II, Item 7 of this Annual Report on Form 10K; therefore an 8K was not filed.

PART III

ITEM 10.   Directors and Executive Officers and Corporate Governance

A.    Directors of the Registrant.

The information in the “Outstanding Capital Stock; Principal Shareholders” and “Election of Directors” sections of our proxy statement for the annual meeting of stockholders to be held on May 18, 2011 is incorporated herein by reference.

B.    Executive Officers of the Registrant.

The information in the “Election of Directors” section of our proxy statement for the annual meeting of stockholders to be held on May 18, 2011 is incorporated herein by reference.

C.    Compliance with Section 16(a) of the Exchange Act.

The information in the “Section 16(a) Beneficial Ownership Reporting Compliance” section of our proxy statement for the annual meeting of stockholders to be held on May 18, 2011 is incorporated herein by reference.

D.    Procedure for Director Nominations by Security Holders.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

E.     Audit Committee Financial Expert.

The information in the “Corporate Governance-Audit Committee” section of our proxy statement for the annual meeting of stockholders to be held on May 18, 2011 is incorporated herein by reference.

F.     Identification of the Audit Committee.

The information in the “Corporate Governance-Audit Committee” section of our proxy statement for the annual meeting of stockholders to be held on May 18, 2011 is incorporated herein by reference.

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

ITEM 11.   Executive Compensation

The information in the “Report of Compensation Committee of the Board of Directors” and “Executive Compensation” sections of our proxy statement for the annual meeting of stockholders to be held on May 18, 2011 is incorporated herein by reference.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

                The information in the “Outstanding Capital Stock” and “Executive Compensation” sections of our proxy statement for the annual meeting of stockholders to be held on May 18, 2011 is incorporated herein by reference.

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence

                The information in the “Corporate Governance” and “Transactions with Management and Directors” sections of our proxy statement for the annual meeting of stockholders to be held on May 18, 2011 is incorporated herein by reference.

ITEM 14.   Principal Accountant Fees and Services

                The information in the “Audit and Non-Audit Fees” section of our proxy statement for the annual meeting of stockholders to be held on May 18, 2011 is incorporated herein by reference.

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

FROZEN FOOD EXPRESS INDUSTRIES, INC.

Date: March 30, 2011	/s/	S. Russell Stubbs
S. Russell Stubbs President and Chief Executive Officer (Principal Executive Officer)

Date: March 30, 2011	/s/	John McManama
John McManama Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

               Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
FROZEN FOOD EXPRESS INDUSTRIES, INC.

Date: March 30, 2011	/s/	S. Russell Stubbs
S. Russell Stubbs President and Chief Executive Officer (Principal Executive Officer)

Date: March 30, 2011	/s/	John McManama
John McManama Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 30, 2011	/s/	John Hickerson
John Hickerson Executive Vice President, Chief Operating Officer and Director

Date: March 30, 2011	/s/	Stoney M. Stubbs, Jr.
Stoney M. Stubbs, Jr. Chairman of the Board and Director

Date: March 30, 2011	/s/	Jerry T. Armstrong
Jerry T. Armstrong, Director

Date: March 30, 2011	/s/	W. Mike Baggett
W. Mike Baggett, Director

Date: March 30, 2011	/s/	Brian R. Blackmarr
Brian R. Blackmarr, Director

Date: March 30, 2011	/s/	Barrett D. Clark
Barrett D. Clark, Director

Date: March 30, 2011	/s/	Kevin Kilpatrick
Kevin Kilpatrick, Director

Date: March 30, 2011	/s/	T. Michael O’Connor
T. Michael O’Connor, Director

INDEX OF EXHIBITS

3.1	Restated Articles of Incorporation of Frozen Food Express Industries, Inc. (filed as Exhibit 3(i) to Registrant Current Report on Form 8-K filed on May 29, 2007 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 3.1 to Registrant's Current Report on Form 8-K filed on March 3, 2009 and incorporated herein by reference).
3.3	Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 99.1 to Registrant's Current Report on Form 8-K filed on March 3, 2011 and incorporated herein by reference).
4.1
Rights Agreement dated as of June 14, 2000, between the Registrant and Fleet National Bank, which includes as exhibits, the form of the Rights Certificate and the Summary of Rights (filed as Exhibit 4.1 to Registrant's Form 8-A Registration Statement filed on June 19, 2000 and incorporated herein by reference).

4.1(a)
First Amendment to the Rights Agreement dated as of June 14, 2000, between the Registrant and Fleet National Bank, (filed as Exhibit 4.1(a) to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference).

4.1(b)
Second Amendment to the Rights Agreement dated as of April 14, 2010, between the Registrant and Registrar and Transfer Company (filed as Exhibit 4.3 to Registrant’s Amendment No. 1 to Form 8-A filed on April 15, 2010 and incorporated herein by reference).

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

10.2
Second Amended and Restated Credit Agreement among Comerica Bank-Texas as Administrative Agent, Collateral Agent and Issuing Bank and FFE Transportation Services, Inc., as borrower, and certain of its affiliates dated as of September 2, 2009 (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed on September 8, 2009 and incorporated herein by reference).

10.2 (a)
First Amendment to the Second Amended and Restated Credit Agreement among Comerica Bank-Texas as Administrative Agent, Collateral Agent and Issuing Bank and FFE Transportation Services, Inc., as borrower, and certain of its affiliates dated as of November 4, 2009 (filed as Exhibit 10.2 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 and incorporated herein by reference).

10.2(b)
Second Amendment to the Second Amended and Restated Credit Agreement among Comerica Bank-Texas as Administrative Agent, Collateral Agent and Issuing Bank and FFE Transportation Services, Inc., as borrower, and certain of its affiliates dated as of October 18, 2010 (filed as Exhibit 10.1 to Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2010 and incorporated herein by reference).

10.3*
Frozen Food Express Industries, Inc., 1992 Incentive and Non-statutory Stock Option Plan (filed as Exhibit 4.3 to Registrant’s Registration Statement #33-48494 as filed with the Commission and incorporated herein by reference).

10.3 (a)*
Amendment No. 1 to Frozen Food Express Industries, Inc. 1992 Incentive and Non-statutory Stock Option Plan (filed as Exhibit 4.4 to Registrant’s Registration Statement #333-38133 and incorporated herein by reference).

10.3 (b)*
Amendment No. 2 to Frozen Food Express Industries, Inc. 1992 Incentive and Stock Option Plan (filed as Exhibit 4.5 to Registrant’s Registration Statement #333-38133 and incorporated herein by reference).

10.3 (c)*
Amendment No. 3 to Frozen Food Express Industries, Inc. 1992 Incentive and Non-statutory Stock Option Plan (filed as Exhibit 4.6 to Registrant’s Registration Statement #333-87913 and incorporated herein by reference).

10.3 (d)*
Form of Stock Option Agreement for use in connection with the Frozen Food Express Industries, Inc. 1992 Incentive and Stock Option Plan (filed as Exhibit 10.3 (d) to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

10.4*
FFE Transportation Services, Inc. 1994 Incentive Bonus Plan, as amended (filed as Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference).

10.5*
FFE Transportation Services, Inc. 1999 Executive Bonus and Phantom Stock Plan (filed as Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and incorporated herein by reference).

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

10.6 (d)*
Fourth Amendment to Frozen Food Express Industries, Inc. 401(k) Savings Plan (filed as Exhibit 10.6 to Registrant’s Current Report on Form 10-K  for the fiscal year ended December 31, 2009 and incorporated herein by reference).

10.7*
Frozen Food Express Industries, Inc. Employee Stock Option Plan (filed as Exhibit 4.1 to Registrant’s Registration Statement #333-21831 as filed with the Commission and incorporated herein by reference).

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

10.9*
Form of Amended and Restated Change in Control Agreement (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on August 11, 2006 and incorporated herein by reference).

10.10*
Frozen Food Express Industries, Inc. 2002 Incentive and Non-statutory Stock Option Plan (filed as Exhibit 10.15 to Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002 and incorporated herein by reference).

10.10 (a)*
First Amendment to Frozen Food Express Industries, Inc. 2002 Incentive and Non-Statutory Stock Option Plan (filed as exhibit 4.2 to Registrant’s Registration statement #333-106696 and incorporated herein by reference).

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

10.12*
Amended and Restated Frozen Food Express Industries, Inc. 2005 Non-Employee Director Restricted Stock Plan (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K on November 20, 2008, and incorporated herein by reference).

10.12 (a)*
Form of Restricted Stock Agreement for use with Frozen Food Express Industries, Inc. Non-Employee Director Restricted Stock Plan (filed as Exhibit 10.2 (a) to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 and incorporated herein by reference).

10.13*
FFE Transportation Services, Inc. Amended 2005 Executive Bonus and Restricted Stock Plan (filed as Exhibit 10.3 to Registrant’s Current Report on Form 8-K filed March 3, 2009 and incorporated herein by reference).

10.13(a)*
FFE Transportation Services, Inc. Amended 2005 Executive Bonus Plan, dated as of January 1, 2005, as amended as of July 1, 2010 (filed as Exhibit 10.2 to Registrant’s Current Report on Form 8-K filed with the Commission on August 20, 2010 and incorporated herein by reference).

10.14*
Amended and Restated Frozen Food Express Industries, Inc. 2005 Stock Incentive Plan (filed as Exhibit 10.3 to Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2009 and incorporated herein by reference).

10.14 (a)*
Form of Incentive Stock Option Agreement for use with the Frozen Food Express Industries, Inc. 2005 Stock Incentive Plan (filed as Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 and incorporated herein by reference).

10.14(b)*
Form of Performance Based Restricted Stock Award for use with the Frozen Food Express Industries, Inc. Amended and Restated 2005 Stock Incentive Plan (filed as Exhibit 10.1 to Registrant’s Current Report on Form 8-K filed with the Commission on August 20, 2010 and incorporated herein by reference).

10.15*	Form of Key Employee Supplemental Medical Plan (filed as Exhibit 10.16 to Registrant’s Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated herein by reference).
10.16*	FFE Transportation Services, Inc. Management Phantom Stock Plan (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed February 22, 2006 and incorporated herein by reference).
10.17*
Summary of compensation arrangements with Stoney M. Stubbs, Jr. (filed as Exhibit 10.17 Registrant’s Annual Report on Form 10-K for the period ended December 31, 2009 and incorporated herein by reference).

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

10.20*
Summary of compensation arrangements with Timothy L. Stubbs effective January 25, 2010 (filed as Exhibit 10.20 Registrant’s Annual Report on Form 10-K for the period ended December 31, 2009 and incorporated herein by reference).

10.21*	Summary of compensation arrangements of certain named executive officers as of March 30, 2011(filed as Exhibit 10.21 herewith).
10.23*
Summary of compensation arrangements with John T. Hickerson, effective January 1, 2009 (filed as Item 5.02 to Registrant's Current Report on Form 8-K filed on January 15, 2010 and incorporated herein by reference).

10.24
Credit Agreement among Bank of America, N.A. as Administrative Agent, Collateral Agent and Issuing Bank and FFE Transportation Services, Inc., as borrower, and certain of its affiliates dated as of March 28, 2011 (filed as Exhibit 10.24 herewith).

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

21.1	Subsidiaries of Frozen Food Express Industries, Inc. (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) (filed herewith).
31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) (filed herewith).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
 *Executive Compensation plans and arrangements required to be filed as an Exhibit to this Form 10-K