Form 10-Q
period 2011-03-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2011-04-27
CIK 39273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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
Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes      ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.
Class	Number of Shares Outstanding
Common stock, $1.50 par value	17,565,160 at April 25, 2011

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Unaudited and in thousands, except per-share amounts)
Assets	March 31, 2011	December 31, 2010
Current assets
Cash and cash equivalents	$2,090	$1,203
Accounts receivable, net	43,614	41,921
Tires on equipment in use, net	5,858	5,982
Deferred income taxes	1,150	1,150
Other current assets	4,764	6,575
Total current assets	57,476	56,831

Property and equipment, net	70,146	72,993
Other assets	4,550	5,081
Total assets	$132,172	$134,905

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$25,722	$27,443
Insurance and claims accruals	8,850	8,697
Accrued payroll and deferred compensation	4,248	5,032
Accrued liabilities	813	709
Total current liabilities	39,633	41,881

Long-term debt	13,668	5,689
Deferred income taxes	2,180	3,153
Insurance and claims accruals	5,511	5,373
Total liabilities	60,992	56,096

Shareholders' equity
Common stock, $1.50 par value per share; 75,000 shares authorized;
18,572 shares issued	27,858	27,858
Additional paid-in capital	1,145	1,353
Retained earnings	50,305	58,242
	79,308	87,453
Treasury stock (1,081 and 1,146 shares), at cost	(8,128)	(8,644)
Total shareholders' equity	71,180	78,809
Total liabilities and shareholders’ equity	$132,172	$134,905

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
 (Unaudited and in thousands, except per-share amounts)

	Three Months Ended March 31,
	2011	2010
Total operating revenue	$92,107	$85,842
Operating expenses
Salaries, wages and related expenses	29,460	28,109
Purchased transportation	16,216	18,117
Fuel	22,467	15,844
Supplies and maintenance	12,622	10,613
Revenue equipment rent	8,604	8,781
Depreciation	4,496	3,987
Communications and utilities	1,299	1,174
Claims and insurance	3,309	2,834
Operating taxes and licenses	1,035	1,097
Loss (gain) on sale of property and equipment	1	(331)
Miscellaneous	1,380	1,179
Total operating expenses	100,889	91,404
Loss from operations	(8,782)	(5,562)
Interest and other (income) expense
Interest income	(2)	(11)
Interest expense	96	42
Equity in earnings of limited partnership	(99)	(40)
Life insurance and other	100	146
Total interest and other expense	95	137
Loss before income taxes	(8,877)	(5,699)
Income tax benefit	(940)	(1,976)
Net loss	$(7,937)	$(3,723)

Net loss per share of common stock
Basic	$(0.45)	$(0.22)
Diluted	$(0.45)	$(0.22)
Weighted average shares outstanding
Basic	17,446	17,092
Diluted	17,446	17,092
Dividends declared per common share	$-	$-

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
 (Unaudited and in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net loss	$(7,937)	$(3,723)
Non-cash items included in net loss
Depreciation and amortization	5,588	5,220
Loss (gain) on sale of property and equipment	1	(331)
Provision for losses on accounts receivable	125	327
Deferred income taxes	(973)	(2,155)
Deferred compensation	73	351
Investment income	(99)	(40)
Change in operating assets and liabilities
Accounts receivable	(1,818)	2,796
Tires on equipment in use	(893)	(581)
Other current assets	896	5,282
Other assets	(49)	-
Accounts payable	(2,069)	(1,627)
Insurance and claims accruals	291	(2,672)
Accrued liabilities, payroll and other	(449)	1,029
Net cash (used in) provided by operating activities	(7,313)	3,876

Cash flows from investing activities
Property and equipment purchases	(1,305)	(2,098)
Proceeds from sale of property and equipment	915	3,010
Cash distributions from investments	605	718
Other	-	76
Net cash provided by investing activities	215	1,706

Cash flows from financing activities
Proceeds from borrowings	46,014	10,407
Payments against borrowings	(38,034)	(10,407)
Income tax benefit of stock options and restricted stock	24	14
Proceeds from capital stock transactions, net	13	113
Purchases of treasury stock	(32)	(66)
Net cash provided by financing activities	7,985	61

Net increase in cash and cash equivalents	887	5,643
Cash and cash equivalents at beginning of period	1,203	3,667
Cash and cash equivalents at end of period	$2,090	$9,310

See accompanying notes to consolidated condensed financial statements.

 Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Statement of Shareholders' Equity
 (Unaudited and in thousands)

	Common Stock		Additional
	Shares	Par	Paid in	Retained	Treasury Stock
	Issued	Value	Capital	Earnings	Shares	Cost	Total
January 1, 2010	18,572	$27,858	$2,923	$70,172	1,477	$(11,218)	$89,735
Net loss	-	-	-	(11,930)	-	-	(11,930)
Treasury stock reacquired	-	-	-	-	21	(76)	(76)
Retirement plans	-	-	(12)	-	(1)	4	(8)
Exercise of stock options	-	-	(1,146)	-	(241)	1,817	671
Restricted stock	-	-	(352)	-	(110)	829	477
Tax expense of stock options	-	-	(60)	-	-	-	(60)
December 31, 2010	18,572	27,858	1,353	58,242	1,146	(8,644)	78,809
Net loss	-	-	-	(7,937)	-		(7,937)
Treasury stock reacquired	-	-	-	-	8	(32)	(32)
Retirement plans	-	-	(37)	-	(10)	73	36
Exercise of stock options	-	-	(43)	-	(8)	56	13
Restricted stock	-	-	(152)	-	(55)	419	267
Tax benefit of stock options	-	-	24	-	-	-	24
March 31, 2011	18,572	$27,858	$1,145	$50,305	1,081	$(8,128)	$71,180

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
Three Months Ended March 31, 2011
  (Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated condensed financial statements include Frozen Food Express Industries, Inc., a Texas corporation, and our subsidiary companies, all of which are wholly-owned (collectively, the “Company”).  Our statements have been prepared by management in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial statements, and therefore do not include all information and disclosures required by US GAAP for complete financial statements.  In the opinion of management, such statements reflect all adjustments consisting of normal recurring adjustments considered necessary to fairly present our consolidated financial position, results of operations, shareholders’ equity and cash flows for the interim periods presented. The results of operations for any interim period do not necessarily indicate the results for the full year.  The unaudited interim consolidated condensed financial statements should be read with reference to the consolidated financial statements and notes to consolidated financial statements in our 2010 Annual Report on Form 10-K.  All intercompany balances and transactions have been eliminated in consolidation.

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

3.    Long-term Debt

As of March 31, 2011, the Company had a secured committed credit facility with an aggregate availability of $50 million that matures in March 2015.  At March 31, 2011, $13.7 million was borrowed under the credit facility and $5.1 million of standby letters of credit were issues under the credit facility, which are used primarily for our self-insurance programs and legal matters, reducing the availability under our credit facility to $31.2 million.

The obligations under the credit facility are guaranteed by our parent company and certain named subsidiaries and secured by a pledge of substantially all of our assets and revenue equipment. The obligations shall bear interest (i) if a Base Rate Loan (as defined in the credit facility), at the Base Rate (as defined in the credit facility) in effect from time to time, plus the Applicable Margin (as defined in the credit facility); (ii) if a LIBOR loan, at LIBOR for the applicable interest period, plus the Applicable Margin; and (iii) if any other obligation (including, to the extent permitted by law, interest not paid when due), at the Base Rate in effect from time to time, plus the Applicable Margin for Base Rate Revolver Loans (as defined in the credit facility).  Interest shall accrue from the date the Loan is advanced or the obligation is incurred or payable, until paid by the borrowers.  If a loan is repaid on the same day made, one day's interest shall accrue.  We are obligated to comply with certain covenants under the credit facility.

4.    Income Taxes

Our income is taxed in the United States of America and various state jurisdictions. Our federal returns for 2007 and each subsequent year are presently subject to further examination by the Internal Revenue Service.  State returns are filed in most state jurisdictions, with varying statutes of limitations.

US GAAP requires that, for interim periods, we project full-year income and permanent differences between book income and taxable income in order to calculate an effective tax rate for the entire year.  That projected effective tax rate is used to calculate our income tax provision or benefit for the interim periods’ year-to-date financial results.

For the three months ended March 31, 2011, our effective tax benefit rate (income tax benefit divided by loss before income taxes) was 10.6% compared to 34.7% for the same period in 2010.   This rate approximates our expected tax benefit rate for the entire year and has been applied to year-to-date results from operations.  The difference between our effective tax rate and the federal statutory rate of 35% is attributable to state income taxes and non-deductible driver related expenses and the impact of our tax provision analysis; in other words, as our net loss decreases, the impact of our permanent items becomes greater and reduces our expected benefit.

5.    Loss per common share

Basic and diluted loss per common share were computed as follows:

	Three Months Ended March 31,
	(in thousands, except per share amounts)
	2011	2010
Numerator:
Net loss	$(7,937)	$(3,723)

Denominator:
Basic-weighted average shares	17,446	17,092
Effect of dilutive stock options	-	-
Diluted-weighted average shares	17,446	17,092

Basic loss per common share	$(0.45)	$(0.22)
Diluted loss per common share	$(0.45)	$(0.22)

                Options totaling 516,000 and 556,000 shares were outstanding but were not included in the calculation of diluted weighted average shares for 2011 and 2010, respectively, as their exercise prices were greater than the average market price of the common shares.

6.    Related Party Transactions

The Company purchases trailers and trailer refrigeration units we use in our operations from W&B Service Company, L.P. (“W&B”), an entity in which we own a 19.9% equity interest. The Company accounts for that investment under the equity method of accounting.  As of March 31, 2011 and 2010, our equity investment in W&B was $1.4 million, which is included in "Other Assets" in the accompanying consolidated balance sheets. During the three months ended March 31, 2011 and 2010, our equity in the earnings of W&B was $99,000 and $40,000, respectively. Cash distributions to us from W&B’s earnings were $605,000 and $718,000 for the same period in 2011 and 2010, respectively.

During the three months ended March 31, 2010, the Company’s purchases from W&B for trailers and refrigeration units totaled $36,000. We did not make any related purchases in the same period of 2011.  The Company also utilizes W&B to provide routine maintenance and warranty repair of trailers and refrigeration units.  During the three months ended March 31, 2011 and 2010, W&B invoiced the Company $277,000 and $130,000, respectively, for maintenance and repair services, accessories and parts.

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

8.    Recent Accounting Pronouncements

None.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated condensed financial statements and our Annual Report on Form 10-K for the year ended December 31, 2010.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those included in our Form 10-K, Part I, Item 1A for the year ended December 31, 2010.  We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

OVERVIEW

Unusually severe winter storms in January and February 2011 affected much of the country, inhibiting travel and greatly reducing commerce across many industries.  Shipping patterns were negatively affected due to the inability of shippers to operate in these conditions, as well as the inability of transportation companies to operate on icy, dangerous roads.  We were impacted significantly by the inclement weather in our major markets in the Southeast, Texas, the Midwest and the Northeast.  Additionally, the weather patterns on the West Coast reduced the amount of produce we normally transport for our customers, further impacting revenue and profit.

Our revenues improved in March 2011.  As we work to return to profitability we are focused on improving pricing yields on our service offerings, and growing our fleet despite an industry-wide driver shortage.  We are also focused on continuing to provide an excellent service product and investing in technology that we anticipate will improve our customer service and shipping efficiencies.  Due to the continuing capacity shortage and increasing shipping needs, pricing is improving.  The dramatic increase in fuel prices in 2011 has increased shippers’ resistance to fuel price surcharges. Fuel surcharges are used to offset the higher cost of tractor fuel and are not contributing to other escalating costs related to equipment, government regulations such as the Compliance Safety Accountability (“CSA”) program, or higher driver recruiting and retention costs.  We continue to improve our driver recruiting and have opened a driving school, the FFE Driver Academy. This has shown excellent potential in allowing us to increase our fleet with Company trained drivers.

We generate our revenue from truckload, less-than-truckload (“LTL”), dedicated and brokerage services we provide to our customers.  Generally, we are paid either by the mile, the weight or the number of trucks being utilized by our dedicated service customers.  We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention and other ancillary services.  The main factors that affect our revenue are the rate per mile we receive from our customers, the percentage of miles for which we are compensated and the number of miles we generate with our equipment.  These factors relate to, among other things, the United States economy, inventory levels, the level of truck capacity in the transportation industry and specific customer demand.  We monitor our revenue production primarily through average revenue per truck per week, net of fuel surcharges, revenue-per-hundredweight for our LTL services, empty mile ratio, revenue per loaded (and total) miles, the number of linehaul shipments, loaded miles per shipment and the average weight per shipment.  Improving demand for truckload services continued to support rates in 2010 and continued into 2011 with overall improved rates per mile compared to last year.  With the exception of LTL pricing, which continues to remain soft, many other operating metrics that reflect profitability improved some compared to the same period last year.  However, our inability to significantly increase our number of qualified truckload drivers continues to impede the favorable impact of these improving operating metrics.

For the first quarter of 2011, our total operating revenue increased by $6.3 million, or 7.3% compared to the same period in 2010.  Operating revenue, net of fuel surcharges, increased slightly to $73.4 million, or 0.1% compared to $73.3 million in the same period of 2010.  Excluding fuel surcharges, average revenue per tractor per week increased 0.3%, due to improved revenue per mile, which was partially offset by an increase in our empty mile ratio to 10.9% from 10.7%.  Truckload revenue increased $0.2 million, or 0.5%, primarily as a result of improved revenue on both a total and loaded mile basis and despite the significant weather impact that curtailed many customer operations in January and February.   The continued tightened capacity in the truckload sector was reflected in truckload revenue per loaded mile that improved to $1.53 compared to $1.44 over the same period in 2010, an increase of 6.3%.  LTL tonnage levels increased 6.3% due to the impact of improved business levels from existing customers and the contribution of freight from new customers, while revenue per hundredweight decreased 2.4% to $13.55 from $13.89 in the same period of 2010 due to the profile of the freight acquired as well as continued pricing resistance in this sector of the market.  Dedicated revenue increased slightly to $4.3 million compared to $4.2 million in the same period of 2010, while brokerage revenue decreased to 1.2% of our total operating revenue compared to 2.3% in the same period of 2010.

The impact on our profitability attributable to operating expense is primarily influenced by variable costs associated with transporting freight for our customers and fixed costs largely related to salaried operations personnel, facilities and equipment. Costs that are more variable in nature include fuel expense, driver-related expenses such as wages, benefits, recruitment and training, and independent contractor costs, which are recorded under purchased transportation.  Expenses that have both fixed and variable components include maintenance, tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we drive, but also have a controllable component based on safety, fleet age, efficiency and other factors.  Our main fixed costs relate to the acquisition and financing of long-term assets, such as revenue equipment and service centers.  Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors to help us manage our business.  The severe winter weather also contributed to increased cost due to higher repair costs and the inefficiencies that resulted from delays attributable to shippers’ disrupted operations. As another example, fuel prices fluctuated dramatically and quickly at various times during the last several years. We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as through volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our service centers.  To help further reduce fuel expense, we manage the maximum rate of speed and purchase certain tractors with opti-idle technology, which monitors the temperature of the cab and allows the engine to operate more efficiently while not on the road.  In addition, new technology currently being deployed will contribute to improved management of out of route miles and other factors that influence fuel costs.

                Our operating expenses as a percentage of operating revenue, or “operating ratio,” was 109.5% for the first quarter of 2011 compared to 106.5% over the same period in 2010.  In dollar terms, operating expenses increased at a higher rate than our revenue mainly due to the escalation of fuel prices in the first quarter of 2011, which rose more quickly than the impact of corresponding fuel surcharge programs, supplies and equipment expenses that increased due to higher maintenance and other costs attributable to inclement weather and lower gains from sales of equipment compared to the same period in 2010.  Our loss per basic and diluted share increased during the first quarter of 2011 to $0.45 compared to $0.22 over the same period in 2010.

                Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At March 31, 2011, we had $13.7 million outstanding under our credit facility and $71.2 million in shareholders’ equity.  In the first quarter of 2011, we added approximately $1.3 million of new service equipment and had $0.9 million of sales proceeds from dispositions.  These capital expenditures were funded with cash flows from operations and borrowings under our credit facility.  Based on our latest estimates, capital expenditures, net of proceeds from dispositions, will range from $5-10 million in 2011, which would be consistent with our recent activity and the expected mix of capital expenditures and operating leases.

The following table summarizes and compares the significant components of revenue and presents our operating ratio and revenue per truck per week for each of the three-month periods ended March 31:

Revenue from: (a)	2011	2010
Temperature-controlled services	$29,416	$25,423
Dry-freight services	11,420	15,268
Total truckload linehaul services	40,836	40,691
Dedicated fleets	4,305	4,225
Total truckload	45,141	44,916
Less-than-truckload linehaul services	26,201	25,267
Fuel surcharges	18,683	12,534
Brokerage	1,138	2,011
Equipment rental	944	1,114
Total operating revenue	92,107	85,842

Operating expenses	100,889	91,404
Loss from freight operations	$(8,782)	$(5,562)
Operating ratio (b)	109.5%	106.5%

Total truckload revenue	$45,141	$44,916
Less-than-truckload revenue	26,201	25,267
Total linehaul and dedicated services revenue	$71,342	$70,183

Weekly average trucks in service	1,774	1,751
Revenue per truck per week (c)	$3,128	$3,118

Computational notes:
(a)	Revenue and expense amounts are stated in thousands of dollars.
(b)	Operating expenses divided by total revenue.
(c)	Average daily revenue, times seven, divided by weekly average trucks in service.

                The following table summarizes and compares selected statistical data relating to our freight operations for each of the three-month periods ended March 31:

Truckload	2011	2010
Total linehaul miles (a)	29,891	31,630
Loaded miles (a)	26,636	28,238
Empty mile ratio (b)	10.9%	10.7%
Linehaul revenue per total mile (c)	$1.37	$1.29
Linehaul revenue per loaded mile (d)	$1.53	$1.44
Linehaul shipments (a)	29.2	30.7
Loaded miles per shipment (e)	912	921
LTL
Hundredweight	1,934	1,820
Shipments (a)	61.0	59.1
Linehaul revenue per hundredweight (f)	$13.55	$13.89
Linehaul revenue per shipment (g)	$430	$427
Average weight per shipment (h)	3,172	3,079

Computational notes:
(a)	Amounts are stated in thousands.
(b)	Total truckload linehaul miles less truckload loaded miles, divided by total truckload linehaul miles.
(c)	Revenue from truckload linehaul services divided by total truckload linehaul miles.
(d)	Revenue from truckload linehaul services divided by truckload loaded miles.
(e)	Total truckload loaded miles divided by number of truckload linehaul shipments.
(f)	LTL revenue divided by LTL hundredweight.
(g)	LTL revenue divided by number of LTL shipments.
(h)	LTL hundredweight times one hundred divided by number of shipments.

The following table summarizes and compares the makeup of our fleet between company-provided tractors and tractors provided by independent contractors as of March 31:

	2011	2010
Total company tractors available	1,529	1,461
Total owner-operator tractors available	294	393
Total tractors available	1,823	1,854
Total trailers available	3,367	3,493

Comparison of Three Months Ended March 31, 2011 to Three Months Ended March 31, 2010

The following table sets forth revenue, operating income, operating ratios and revenue per truck per week and the dollar and percentage changes of each:

Revenue from (a)	2011	2010	Dollar Change 2011 vs. 2010	Percentage Change 2011 vs. 2010
Temperature-controlled services	$29,416	$25,423	$3,993	15.7%
Dry-freight services	11,420	15,268	(3,848)	(25.2)
Total truckload linehaul services	40,836	40,691	145	0.4
Dedicated services	4,305	4,225	80	1.9
Total truckload	45,141	44,916	225	0.5
Less-than-truckload linehaul services	26,201	25,267	934	3.7
Fuel surcharges	18,683	12,534	6,149	49.1
Brokerage	1,138	2,011	(873)	(43.4)
Equipment rental	944	1,114	(170)	(15.3)
Total operating revenue	92,107	85,842	6,265	7.3

Operating expenses	100,889	91,404	9,485	10.4
Loss from operations	$(8,782)	$(5,562)	$(3,220)	57.9%
Operating ratio (b)	109.5%	106.5%

Total truckload revenue	$45,141	$44,916	$225	0.5%
Less-than-truckload linehaul revenue	26,201	25,267	934	3.7
Total linehaul and dedicated services revenue	$71,342	$70,183	$1,159	1.7%

Weekly average trucks in service	1,774	1,751	23	1.3%
Revenue per truck per week (c)	$3,128	$3,118	$10	0.3%

Computational notes:
(a)	Revenue and expense amounts are stated in thousands of dollars.
(b)	Operating expenses divided by total revenue.
(c)	Average daily revenue, times seven, divided by weekly average trucks in service.

The severe weather conditions contributed to lower than expected operating volumes as customer operations were affected throughout the country in January and February 2011.   Total operating revenue increased $6.3 million, or 7.3%, to $92.1 million in 2011 from $85.8 million over the same period in 2010.  Despite the impact of the inclement weather, our total operating revenue excluding fuel surcharges increased slightly at $73.4 million compared to $73.3 million in the same period in 2010.

Truckload services continue to be impacted by a shortage of drivers, but the first quarter reflected a slight increase in average weekly trucks in service with 1,774 in the first quarter of 2011 compared to 1,751 the same period in 2010.   The number of truckload shipments decreased 4.9% to 29,200 in the first quarter of 2011 from 30,700 in 2010.Truckload revenue, excluding fuel surcharges, increased $0.2 million, or 0.5%, to $45.1 million from $44.9 million in 2010.  Truckload revenues increased primarily as a result of improved revenue per mile on both a total and loaded mile basis despite the significant weather impact that curtailed many customer operations in January and February.  The inclement weather had a significant impact on the amount of freight handled in the first quarter of 2011 and our loaded miles decreased 5.7%, to 26.6 million from 28.2 million in the same period in 2010 while the empty mile ratio increased slightly to 10.9% in the first quarter of 2011 compared to 10.7% in the same period in 2010.   The continued tightened capacity in the truckload sector was reflected in truckload revenue per loaded mile that improved to $1.53 compared to $1.44 in the same period in 2010, an increase of 6.3%.

Driven by a 3.1% increase in shipments handled and a 3.0% increase in average weight per shipment, total LTL tonnage increased 6.3% to 193.4 million pounds in the first quarter of 2011 compared to 182.0 million pounds for the same period in 2010.  The increased tonnage contributed to the increase in LTL revenue of $0.9 million, or 3.7%, to $26.2 million in the first quarter of 2011from $25.3 million in the same period of 2010.  Unlike the truckload services market, our LTL services are meeting resistance to price increases as this sector has enjoyed more availability to capacity than the truckload market.  Due to more competitive pricing, LTL revenue per hundredweight decreased 2.4% to $13.55 compared to $13.89 per hundredweight in the same period of 2010.

Fuel surcharges represent the cost of fuel that we are able to pass along to our customers based upon changes in the Department of Energy’s weekly indices.  Net fuel prices per gallon increased approximately 33.7% during the first quarter of 2011, resulting in increased fuel surcharges of $6.1 million for the quarter, or an increase of 49.1% compared to fuel surcharges over the same period in 2010.  The higher fuel surcharge is offset by increased fuel costs to the Company within fuel and purchased transportation expenses.

                The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations and those items as a percentage of revenue:

	(in thousands) Dollar Change	Percentage Change	Percentage of Revenue
	2011 vs 2010	2011 vs 2010	2011	2010
Revenue	$6,265	7.3%	100.0	100.0%

Operating Expenses
Salaries, wages and related expenses	1,351	4.8	32.0	32.7
Purchased transportation	(1,901)	(10.5)	17.6	21.1
Fuel	6,623	41.8	24.4	18.5
Supplies and maintenance	2,009	18.9	13.7	12.4
Revenue equipment rent	(177)	(2.0)	9.3	10.2
Depreciation	509	12.8	4.9	4.6
Communications and utilities	125	10.6	1.4	1.4
Claims and insurance	475	16.8	3.6	3.3
Operating taxes and licenses	(62)	(5.7)	1.1	1.3
Gain on sale of property and equipment	332	(100.3)	0.0	(0.4)
Miscellaneous	201	17.0	1.5	1.4
Total Operating Expenses	$9,485	10.4%	109.5	106.5%

Total operating expenses for the first quarter of 2011 increased $9.5 million, or 10.4%, to $100.9 million from $91.4 million in 2010.  The operating ratio increased to 109.5% from 106.5% in 2010 as our operating expenses increased at a higher rate than our revenue.  Contributing to the increase in operating expenses were the escalation of fuel prices in the first quarter of 2011, which rose more quickly than the impact of our corresponding fuel surcharge programs, supplies and equipment expenses that increased due to higher maintenance and other costs attributable to inclement weather and lower gains from sales of equipment compared to the same period in 2010.  Despite the overall increases in cost driven by fuel, maintenance costs and additional expenses resulting from the inclement weather, we maintain a strict cost control program.  Our wage rates remain at previous levels and we continue to monitor and control discretionary expenditures

Salaries, wages and related expenses consist of compensation for our employees, including drivers and non-drivers.  It also includes employee-related costs, including the costs of payroll taxes, work-related injuries, group health insurance and other fringe benefits.  The most variable of the salary, wage and related expenses is driver pay, which is affected by the mix of company drivers and owner-operators in our fleet as well as in the efficiency of our over-the-road operations.  Driver salaries including per diem costs increased $0.7 million, or 4.6%, primarily due to an increase in driver headcount while total miles driven remained relatively flat.  Recent graduates of our driving school continue to train with an experienced driver for several weeks, contributing to the driver headcount increase. Non-driver salaries increased $0.1 million due in part to hiring instructors associated with our driving school. Our overall non-driving employee count was 709 at the end of the first quarter of 2011 compared to 689 at the end of the same period in 2010. Group health insurance and work related injuries costs increased by $0.2 million primarily due to an adjustment in claims in the first quarter of 2011.

Purchased transportation expense consists of payments to independent contractors for the equipment and services they provide, payments to other motor carriers who handle our brokerage services and to various railroads for intermodal services.  It also includes fuel surcharges paid to our independent contractors for which we charge our customers.  These expenses are highly variable with revenue and/or the mix of Company drivers versus independent contractors.  Purchased transportation expense decreased $1.9 million, or 10.5%, in 2011 compared to the same period in 2010.  Purchased transportation expense related to our intermodal service remained relatively flat at $3.0 million.  The portion of our purchased transportation connected with our truckload and LTL services decreased $1.8 million, excluding fuel surcharges, primarily reflecting a 23.0% decrease in the number of independent contractors utilized during the first quarter of 2011.  Purchased transportation associated with our brokerage services decreased $0.7 million, or 44.8%, compared to 2010, as the result of a similar decrease in brokerage revenue.  Fuel payments to our independent contractors increased $0.6 million in the first quarter of 2011 to $3.2 million due to an increase in fuel surcharges driven by higher fuel prices.

Fuel expense and fuel taxes increased by $6.6 million, or 41.8%, to $22.5 million from $15.8 million for the same period in 2010.   The increase was primarily due to a 33.7% increase in net fuel price per gallon.  We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover a portion of fuel price increases through fuel surcharges and rates to our customers.  Our fuel surcharges apply to tractor fuel, but not to fuel used in the refrigeration units.

Supplies and maintenance expenses primarily consist of repairs, maintenance and tires along with load specific expenses including loading/unloading, tolls, pallets, pickup and delivery and recruiting.  Supplies and maintenance costs increased $2.0 million, or 18.9%, from the same period in 2010.  This increase was primarily driven by an increase in fleet repairs and maintenance costs of $0.8 million compared to the same period in 2010, much of which was attributable to inclement weather, and additional costs of $0.2 million related to the new driving school costs and $0.7 million related to driver recruiting.  Significant repairs to our equipment are generally covered by manufacturers’ warranties.

Total revenue equipment rent decreased $0.2 million, or 2.0%, to $8.6 million from $8.8 million in 2010.  The decrease is primarily due to a decrease in the average number of tractors under lease during the first quarter of 2011 to 1,037 compared from 1,157 during the first quarter of 2010.   The average cost of equipment will increase as we replace older equipment with new equipment.  We expect equipment rent expense to increase in future periods as a result of higher prices of new equipment as our leased equipment versus owned equipment ratio increases.

Depreciation relates to owned tractors, trailers, communications units, service centers and other assets. Gains or losses on dispositions of revenue equipment are set forth in a separate line item within our statements of operations. Depreciation expense increased $0.5 million, or 12.8%, primarily as a result of off lease purchases of revenue equipment, combined with an increase in depreciation resulting from new technology equipment placed in service.  These purchases were made to increase fleet size in an effort to meet increasing demand.      Depreciation expense is also dependent upon the mix of Company-owned equipment versus leased equipment.  Future depreciation expense will also be impacted by our leasing decisions.

Claims and insurance expenses consist of the costs of premiums for insurance accruals we make within our self-insured retention amounts, primarily for personal injury, property damage, physical damage and cargo claims.  These expenses will vary and are dependent on the frequency and severity of accidents, our self-insured retention amounts and the insurance market. Claims and insurance costs increased by $0.5 million, or 16.8%, to $3.3 million from $2.8 million in 2010.  The increase was primarily due to an increase in the severity of claims incurred offset by a reduction in the quantity of claims.  We are responsible for the first $4.0 million on each personal injury and property damage.  We have excess coverage from $4.0 million to $50.0 million.   Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, a claim that approaches the maximum self-insured retention level or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

The Company’s effective tax benefit rate was 10.6% for the three months ended March 31, 2011 compared to 34.7% in the same period of 2010.  We pay our drivers a per-diem allowance for travel related expenses for which we are only able to deduct 80% for tax purposes.  This, along with other non-deductible items for tax, impacted the change in our tax rate from 2010.

As a result of factors described above, our net loss increased to $7.9 million compared to a net loss of $3.7 million over the same period in 2010.  Our net loss per share in the first quarter of 2011 increased to $0.45 per diluted share from a loss of $0.22 per diluted share in the first quarter of 2010.

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

                In November 2007, our Board of Directors approved a share repurchase program to repurchase up to one million shares of our common stock.  This program is intended to be implemented through purchases made in either the open market or through private transactions.  The timing and extent to which we will repurchase shares depends on market conditions and other corporate considerations.  We made no open market purchases in 2011 or 2010 and have available approximately 907,600 shares that can be repurchased from that and previous authorizations. The repurchase program does not have an expiration date.

The table below reflects our net cash flows provided by (used in) operating activities, investing activities and financing activities and outstanding debt for the periods indicated.

	(in thousands)
	Three Months Ended March 31,
	2011	2010
Net cash flows (used in) provided by operating activities	$(7,313)	$3,876
Net cash flows provided by investing activities	215	1,706
Net cash flows provided by financing activities	7,985	61
Debt at March 31	13,668	-

For the three months ended March 31, 2011, cash flows used in operating activities primarily consisted of a decrease in accounts payable and accrued liabilities of $2.5 million, an increase in accounts receivable of $1.8 million and purchases of tires on equipment in use of $0.9 million.  Cash flows provided by financing activities were primarily used to purchase new service equipment of $1.3 million offset by proceeds from dispositions of $0.9 million.  We believe our sources of liquidity are adequate to meet our current and anticipated needs.  Based upon anticipated cash flows, current borrowing availability and sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.  Based on our latest estimates, capital expenditures, net of proceeds from dispositions, will range from $5-10 million in 2011, which would be consistent with our recent activity and the expected mix of capital expenditures and operating leases.

We establish credit terms with our customers based upon their financial strength and their historical payment pattern.   Many of our largest customers under contract are Fortune 500 companies.  Given the current economic conditions, we have placed additional emphasis on our review of significant outstanding receivable balances.  Accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectability of these receivables, we perform ongoing credit evaluations of our customers’ financial condition.  Through these evaluations, we may become aware of a situation in which a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  Our allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  Invoice balances outstanding past the contractual due date are considered past due per our policy and the customer balances are reviewed for collectability.  During the first quarter of 2011, we increased our reserve for doubtful accounts by $125,000 from December 31, 2010 due to our increasing revenues and overall receivables.  Initial payments by new customers are monitored for compliance with contractual terms.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential recovery is considered remote.

As of March 31, 2011, the Company had a secured committed credit facility with an aggregate availability of $50 million that matures in March 2015.   The facility replaced the Company’s former credit facility and has more favorable terms and provides for the ongoing working capital needs and general corporate purposes required by the company.   At March 31, 2011, $13.7 million was borrowed under the credit facility and $5.1 million of standby letters of credit were issued under the credit facility, which are used primarily for our self-insurance programs and legal matters, reducing the availability under our credit facility to $31.2 million. We were in compliance with the covenants in the credit facility outlined below as of March 31, 2011 and anticipate our compliance will continue during the remainder of 2011.

The obligations under the credit facility are guaranteed by our parent company and certain named subsidiaries and secured by a pledge of substantially all of our assets and revenue equipment. The obligations shall bear interest (i) if a Base Rate Loan (as defined in the credit facility), at the Base Rate (as defined in the credit facility) in effect from time to time, plus the Applicable Margin(as defined in the credit facility); (ii) if a LIBOR loan, at LIBOR for the applicable interest period, plus the Applicable Margin; and (iii) if any other obligation (including, to the extent permitted by law, interest not paid when due), at the Base Rate in effect from time to time, plus the Applicable Margin for Base Rate Revolver Loans (as defined in the credit facility).  Interest shall accrue from the date the Loan is advanced or the obligation is incurred or payable, until paid by Borrowers.  If a loan is repaid on the same day it is made, one day's interest shall accrue.  We are obligated to comply with certain covenants under the new credit facility.  These covenants provide various guidelines and/or restrictions related to inspections, financial information, notices, insurance, subsidiaries, permitted debt and permitted liens.  It also provides for a fixed charge coverage ratio of 1.10 to 1.00 should the availability on the credit line be less than $10,000,000.  The complete list of the covenants is in section 10 of the Loan and Security Agreement, provided as Exhibit 10.24 filed with our 2010 Annual Report on Form 10-K.  The new facility matures on March 29, 2015.  The Applicable Margin definition, as determined in the Loan and Security Agreement is shown below.

“Applicable Margin: with respect to any Type of Loan the margin set forth below, as determined by the Fixed Charge Coverage Ratio for the last Fiscal Quarter”:

Level	Ratio	Base Rate Revolver Loans (other than Base Rate Equipment Loans)	LIBOR Revolver Loans (other than LIBOR Equipment Loans)	Base Rate Equipment Loans	LIBOR Equipment Loans
I	> 2.00 to 1.00	1.00%	2.00%	1.50%	2.50%
II	> 1.15 to 1.00 and < 2.00 to 1.00	1.25%	2.25%	1.75%	2.75%
III	< 1.15 to 1.00	1.50%	2.50%	2.00%	3.00%

“Until September 30, 2011 margins shall be determined as if Level II were applicable”, per the bank agreement.

The following is a summary of our contractual obligations as of March 31, 2011:

	(in thousands)
	Total	2011	2012-2013	2014-2015	After 2015
Letters of credit	$5,095	$5,095	$-	$-	$-
Purchase obligations	20,768	20,768	-	-	-
Operating leases obligations
Rentals	82,447	23,424	37,405	10,121	11,497
Residual guarantees	14,176	1,804	10,381	1,991	-
	$122,486	$51,091	$47,786	$12,112	$11,497

The purchase obligations are commitments primarily for equipment replacement that will be received ratably over the course of the year.  Financing has been secured for the majority of our planned commitments for operating leases.

Off-Balance Sheet Arrangements

As of March 31, 2011, we had leased 1,055 tractors and 2,130 trailers under operating leases as well as six service centers with 10,000 square feet or more, with varying termination dates ranging from April 2011 through May 2024 and total obligations of $82.4 million.  Rent expense related to operating leases involving vehicles during the first quarters of 2011 and 2010 was $8.6 million and $8.8 million, respectively.  In general, the equipment lease renewal terms include month-to-month extensions of the regular lease terms or an early buy-out option on certain tractor leases.  As of March 31, 2011, we maintained $5.1 million in standby letters of credit related to self-insured programs and legal matters.  These standby letters of credit allow the Company to self-insure a portion of its insurance exposure.

Inflation and Fuel Costs

                Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past three years, the most significant effects of inflation have been on revenue equipment prices, accident claims, health insurance, employee compensation and fuel.  We attempt to limit the effects of inflation through increases in freight rates, fixed price contracts and cost control efforts.

                In addition to inflation, fluctuations in fuel prices can affect our profitability. We require substantial amounts of fuel to operate our tractors and power the temperature-control units on our trailers. Substantially all of our contracts with customers contain fuel surcharge provisions. Although we historically have been able to pass through most long-term increases in fuel prices and related taxes to our customers in the form of surcharges and higher rates, such increases usually are not fully recovered.  Fuel cost related to the refrigeration units is not offset by any fuel surcharge.  We do not currently hedge our exposure to fuel prices through financial derivatives.

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

Effects of Climate Change and Climate Change Regulation

Greenhouse gas emissions have increasingly become the subject of a large amount of international, national, regional, state and local attention. Cap and trade initiatives to limit greenhouse gas emissions have been introduced in the European Union (“EU”). Similarly, numerous bills related to climate change have been introduced in the United States Congress, which could adversely impact all industries. In addition, future regulation of greenhouse gases could occur pursuant to future U.S. treaty obligations, statutory or regulatory changes under the Clean Air Act or new climate change legislation.  It is uncertain whether any of these initiatives will be implemented, although, based on published media reports, we believe it is not reasonably likely the current proposed initiatives will be implemented without substantial modification. If such initiatives are implemented, restrictions, caps, taxes, or other controls on emissions of greenhouse gases, including diesel exhaust, could significantly increase our operating costs. Restrictions on emissions could also affect our customers that use significant amounts of energy or burn fossil fuels in producing or delivering the products we carry including, but not limited to, food producers and distributors. Although significant cost increases, government regulation, and changes of consumer needs or preferences for goods or services relating to alternative sources of energy or emissions reductions or changes in our customers' shipping needs could materially affect the markets for the products we carry, which in turn could have a material adverse effect on our results of operations, financial condition, and liquidity, or, in the alternative, could result in increased demand for our transportation services, we are currently unable to predict the manner or extent of such effect.

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

Property and Equipment.  The transportation industry is capital intensive. Our net property and equipment was $70.1 million as of March 31, 2011 and $73.0 million as of December 31, 2010. Our depreciation expense was $4.5 million for the first quarter of 2011 and $4.0 million for the first quarter of 2010. Depreciation is computed based on the cost of the asset, reduced by its estimated residual value, using the straight-line method for financial reporting purposes.  Accelerated methods are used for income tax reporting purposes. Additions and improvements to property and equipment are capitalized at cost.  Maintenance and repair expenditures are charged to operations as incurred.  Gains and losses on disposals of revenue equipment are included in operations as they are a normal, recurring component of our operations.  We have minimal risk to the used equipment market as the majority of our tractors have a pre-arranged trade-in value typically at the end of 42 months, which is utilized as the residual value in computing depreciation expense.

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

Income Taxes.  As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes.  These temporary differences result in deferred tax assets and liabilities, which are included in our accompanying consolidated balance sheets.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled.  To the extent it is determined it is not likely that our deferred tax assets will be recovered, a valuation allowance must be established for the amount of the deferred tax assets determined not to be realizable.  We believe the deferred tax assets will be principally realized through future reversals of existing temporary differences (deferred tax liabilities) and future taxable income.  Based upon our recent operating history, we will continue to assess whether we will realize all, part, or none of the deferred tax assets.   We will apply judgment to determine the amount of valuation allowance, if any, that would be required in any given period.

RECENT ACCOUNTING PRONOUNCEMENTS

None.

 Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks, primarily from fuel prices and interest rates. These risks have not materially changed between December 31, 2010 and the first quarter of 2011.

Commodity Price Risk

Our operations are heavily dependent upon fuel prices.  The price and availability can vary and are subject to political, economic and market factors that are beyond our control.  Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition; however, historically, we’ve been able to recover the majority of diesel fuel price increases from customers in the form of fuel surcharges.  Fuel prices have fluctuated greatly in recent years. In some periods, our operating performance was adversely affected because we were not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharges. We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. We do not currently enter into derivative hedging arrangements that protect us against fuel price increases.  Given the volatility in fuel prices and the impact fuel surcharge revenues have on total operating revenue, we often make reference to total operating revenue excluding fuel surcharges to provide a more consistent basis for comparison of operating revenue without the impact of fluctuating fuel prices.  A 5% increase in the average fuel cost per gallon would result in annual increased fuel costs of approximately $4.5 million that would be substantially offset by fuel surcharges.

Interest Rate Risk

Our market risk is also affected by changes in interest rates.  We have historically maintained a combination of fixed rate and variable rate obligations to manage our interest rate exposure.  Fixed rates are generally maintained within our lease obligations while variable rates are contained within our credit facility.

We are exposed to interest rate risk primarily from our credit facility.  Our credit facility provides for borrowings that bear interest based on LIBOR, plus a certain percentage.  At March 31, 2011 there was $13.7 million outstanding under our current credit facility and at December 31, 2010 there was $5.7 million outstanding under our previous credit facility that has since been terminated.

As of March 31, 2011, we held no market-risk-sensitive instruments for trading purposes.  For purposes other than trading, we held approximately 74,000 shares of our common stock at a value of $255,000 in a Rabbi Trust investment. Our consolidated financial statements include the assets and liabilities of the Rabbi Trust established to hold the investments of participants in our 401(k) Wrap Plan and for deferred compensation liabilities under our Executive Bonus and Phantom Stock Plan.  Such liabilities are adjusted from time to time to reflect changes in the market price of our common stock.  To the extent the trust assets are invested in our stock, our future compensation expense and income will be impacted by fluctuations in the market price of our stock.

 Item 4.    Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

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

Item 1A.    Risk Factors

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, under the heading “Risk Factors” in Item 1A of that report.  We do not believe there has been any material changes in these risks during the three months ended March 31, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On November 9, 2007, our Board of Directors renewed our authorization to purchase up to 1,263,900 shares of our common stock.  At March 31, 2011, there were a total of 907,600 remaining authorized shares that could be repurchased.  During the first quarter of 2011, 7,500 shares were repurchased.  The authorization did not specify an expiration date.  Shares may be purchased from time to time on the open market or through private transactions at such times as management deems appropriate.  Purchases may be discontinued by our Board of Directors at any time.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
January 2011	-	$-	-	915,000
February 2011	7,500	4.19	7,500	907,600
March 2011	-	-	-	907,600
Total	7,500	$4.19	7,500	907,600

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Reserved

Item 5.    Other Information

None.

Item 6.    Exhibits
3.1	Restated Articles of Incorporation of Frozen Food Express Industries, Inc. (filed as Exhibit 3(i) to Registrant Current Report on Form 8-K filed on May 29, 2007 and incorporated herein by reference).

3.2
Amended and Restated Bylaws of Frozen Food Express Industries, Inc., as amended (filed as Exhibit 99.1 to Registrant's Current Report on Form 8-K filed on March 3, 2011 and incorporated herein by reference).

10.1
Credit Agreement among Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Bank and FFE Transportation Services, Inc., as borrower, and certain of its affiliates, dated as of March 28, 2011 (filed as Exhibit 10.24 to Registrant’s Annual Report on Form 10-K filed on March 30, 2011 and incorporated herein by reference).

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

FROZEN FOOD EXPRESS INDUSTRIES, INC.
(Registrant)

Date: April 27, 2011	/s/	S. Russell Stubbs
S. Russell Stubbs President and Chief Executive Officer (Principal Executive Officer)

Date: April 27, 2011	/s/	John McManama
John McManama Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of Frozen Food Express Industries, Inc. (filed as Exhibit 3(i) to Registrant Current Report on Form 8-K filed on May 29, 2007 and incorporated herein by reference).

3.2
Amended and Restated Bylaws of Frozen Food Express Industries, Inc., as amended (filed as Exhibit 99.1 to Registrant's Current Report on Form 8-K filed on March 3, 2011 and incorporated herein by reference).

10.1
Credit Agreement among Bank of America, N.A., as Administrative Agent, Collateral Agent and Issuing Bank and FFE Transportation Services, Inc., as borrower, and certain of its affiliates, dated as of March 28, 2011 (filed as Exhibit 10.24 to Registrant’s Annual Report on Form 10-K filed on March 30, 2011 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).