Form 10-Q
period 2011-06-30
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2011-07-28
CIK 39273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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
Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.
Class	Number of Shares Outstanding
Common stock, $1.50 par value	17,681,524 at July 27, 2011

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Unaudited and in thousands, except per-share amounts)

Assets	June 30, 2011	December 31, 2010
Current assets
Cash and cash equivalents	$632	$1,203
Accounts receivable, net	44,756	41,921
Tires on equipment in use, net	6,704	5,982
Deferred income taxes	1,150	1,150
Other current assets	4,582	6,575
Total current assets	57,824	56,831

Property and equipment, net	69,221	72,993
Other assets	4,990	5,081
Total assets	$132,035	$134,905

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$28,290	$27,443
Insurance and claims accruals	8,733	8,697
Accrued payroll and deferred compensation	4,286	5,032
Accrued liabilities	780	709
Total current liabilities	42,089	41,881

Long-term debt	15,021	5,689
Deferred income taxes	1,491	3,153
Insurance and claims accruals	5,375	5,373
Total liabilities	63,976	56,096

Shareholders’ equity
Common stock, $1.50 par value per share; 75,000 shares authorized;
18,572 shares issued	27,858	27,858
Additional paid-in capital	143	1,353
Accumulated other comprehensive loss	(69)	-
Retained earnings	47,000	58,242
Total common shareholders’ equity	74,932	87,453
Treasury stock (974 and 1,146 shares), at cost	(6,873)	(8,644)
Total shareholders’ equity	68,059	78,809
Total liabilities and shareholders’ equity	$132,035	$134,905

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited and in thousands, except per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Total operating revenue	$101,329	$94,957	$193,436	$180,799
Operating expenses
Salaries, wages and related expenses	29,642	28,936	59,102	57,045
Purchased transportation	17,283	19,723	33,499	37,840
Fuel	25,333	17,469	47,800	33,313
Supplies and maintenance	14,229	11,950	26,851	22,563
Revenue equipment rent	8,749	8,982	17,353	17,763
Depreciation	4,552	3,911	9,048	7,898
Communications and utilities	1,048	1,197	2,347	2,371
Claims and insurance	2,419	4,444	5,728	7,278
Operating taxes and licenses	1,069	1,109	2,104	2,206
Gain on sale of property and equipment	(574)	(249)	(573)	(580)
Miscellaneous	1,346	813	2,726	1,992
Total operating expenses	105,096	98,285	205,985	189,689
Loss from operations	(3,767)	(3,328)	(12,549)	(8,890)
Interest and other expense (income)
Interest income	2	(4)	-	(15)
Interest expense	136	161	233	203
Equity in earnings of limited partnership	(260)	(157)	(359)	(197)
Life insurance and other	269	(19)	368	127
Total interest and other expense (income)	147	(19)	242	118
Loss before income taxes	(3,914)	(3,309)	(12,791)	(9,008)
Income tax (benefit) expense	(609)	1,118	(1,549)	(858)
Net loss	$(3,305)	$(4,427)	$(11,242)	$(8,150)

Net loss per share of common stock
Basic	$(0.19)	$(0.26)	$(0.64)	$(0.48)
Diluted	$(0.19)	$(0.26)	$(0.64)	$(0.48)
Weighted average shares outstanding
Basic	17,534	17,190	17,490	17,141
Diluted	17,534	17,190	17,490	17,141

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
 (Unaudited and in thousands)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities
Net loss	$(11,242)	$(8,150)
Non-cash items included in net loss
Gain on sale of property and equipment	(573)	(580)
Depreciation and amortization	11,027	9,912
Provision for losses on accounts receivable	465	361
Deferred income tax	(1,662)	(1,207)
Deferred compensation	250	405
Postretirement benefits	(69)	-
Investment income	(359)	(197)
Changes in operating assets and liabilities
Accounts receivable	(3,300)	(667)
Tires on equipment in use	(2,599)	(1,667)
Other current assets	1,072	4,859
Other assets	(411)	(107)
Accounts payable	(1,901)	(387)
Insurance and claims accruals	38	(2,146)
Accrued liabilities, payroll and other	(358)	2,039
Net cash (used in) provided by operating activities	(9,622)	2,468

Cash flows from investing activities
Expenditures for property and equipment	(4,768)	(5,074)
Proceeds from sale of property and equipment	3,730	4,026
Cash distributions from investment	761	787
Other	-	76
Net cash used in investing activities	(277)	(185)

Cash flows from financing activities
Proceeds from borrowings	70,048	10,407
Payments against borrowings	(60,716)	(10,407)
Income tax benefit of stock options and restricted stock	14	4
Proceeds from capital stock transactions, net	598	671
Purchases of treasury stock	(616)	(70)
Net cash provided by financing activities	9,328	605

Net (decrease) increase in cash and cash equivalents	(571)	2,888
Cash and cash equivalents at beginning of period	1,203	3,667
Cash and cash equivalents at end of period	$632	$6,555

See accompanying notes to consolidated condensed financial statements.

					Accumulated
	Common Stock		Additional		Other
	Shares	Par	Paid-in	Retained	Comprehensive	Treasury Stock
	Issued	Value	Capital	Earnings	Loss	Shares	Cost	Total
January 1, 2010	18,572	$27,858	$2,923	$70,172	$-	1,477	$(11,218)	$89,735
Net loss	-	-	-	(11,930)	-	-	-	(11,930)
Treasury stock reacquired	-	-	-	-	-	21	(76)	(76)
Retirement plans	-	-	(12)	-	-	(1)	4	(8)
Exercise of stock options	-	-	(1,146)	-	-	(241)	1,817	671
Restricted stock	-	-	(352)	-	-	(110)	829	477
Tax expense of stock options	-	-	(60)	-	-	-	-	(60)
December 31, 2010	18,572	27,858	1,353	58,242	-	1,146	(8,644)	78,809
Net loss	-	-	-	(11,242)	-	-		(11,242)
Treasury stock reacquired	-	-	-	-	-	162	(616)	(616)
Retirement plans	-	-	(19)	-	(69)	(5)	36	(52)
Exercise of stock options	-	-	(1,336)	-	-	(275)	1,934	598
Restricted stock	-	-	131	-	-	(54)	417	548
Tax benefit of stock options	-	-	14	-	-	-	-	14
June 30, 2011	18,572	$27,858	$143	$47,000	$(69)	974	$(6,873)	$68,059

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
Six Months Ended June 30, 2011
  (Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated condensed financial statements include Frozen Food Express Industries, Inc., a Texas corporation, and our subsidiary companies, all of which are wholly-owned (collectively, the “Company”).  Our statements have been prepared by management in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial statements, and therefore do not include all information and disclosures required by US GAAP for complete financial statements.  In the opinion of management, such statements reflect all adjustments consisting of normal recurring adjustments considered necessary to fairly present our consolidated financial position, results of operations, shareholders’ equity and cash flows for the interim periods presented. The results of operations for any interim period do not necessarily indicate the results for the full year.  The unaudited interim consolidated condensed financial statements should be read with reference to the consolidated financial statements and notes to consolidated financial statements in our 2010 Annual Report on Form 10-K.  All intercompany balances and transactions have been eliminated in consolidation.

2.    Revenue Recognition

Revenue and associated direct operating expenses are recognized on the date freight is picked up from the shipper.  One of the preferable methods outlined in US GAAP provides for the recognition of revenue and direct costs when the shipment is completed.  Changing to this method would not have a material impact on the interim financial statements.

The Company is the sole obligor with respect to the performance of our freight services provided by owner operators or through our brokerage business and we assume all related credit risk. Accordingly, our revenue and the related direct expenses are recognized on a gross basis on the date the freight is picked up from the shipper.  Revenue from equipment rental is recognized ratably over the term of the associated rental agreements.

3.    Long-term Debt

As of June 30, 2011, the Company had a secured committed credit facility with an aggregate availability of $50 million that matures in March 2015.  At June 30, 2011, $15.0 million was borrowed under the credit facility and $6.2 million of standby letters of credit were issued under the credit facility, which are used primarily for our self-insurance programs and legal matters, reducing the availability under our credit facility to $28.8 million.   As of June 30, 2011, loans outstanding under the credit facility were categorized as one of the following types, either LIBOR loans which had an interest rate of 2.5% or bank base rate loans which had an interest rate of 4.5%.

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

4.    Income Taxes

The Company’s income is taxed in the United States of America and various state jurisdictions. Our federal returns for 2007 and each subsequent year are presently subject to further examination by the Internal Revenue Service.  State returns are filed in most state jurisdictions, with varying statutes of limitations.

The Company calculates income taxes in accordance with US GAAP which requires that, for interim periods, we project full-year income and permanent differences between book income and taxable income in order to calculate an effective tax rate for the entire year.  The projected effective tax rate is used to calculate our income tax provision or benefit for the interim periods’ year-to-date financial results.  Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years when those temporary differences are expected to reverse. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized.  The calculation of the deferred tax assets and liabilities, as well as the decision to recognize a tax benefit from an uncertain position and to establish a valuation allowance require management to make estimates and assumptions. We believe that our assumptions and estimates are reasonable, although actual results may have a positive or negative material impact on the balances of deferred tax assets and liabilities, valuation allowances or net income.  Only the assumptions and estimates for the calendar year 2011 are used to determine the reasonableness of the Company’s deferred tax assets and liabilities as of the period ended June 30, 2011.  Due to the operating results in the second quarter of 2011 and our projections for the second half of 2011, a valuation allowance was determined to be necessary.  Therefore, for the three months ended June 30, 2011, the Company recorded a valuation allowance totaling $2.2 million relating to federal and state deferred tax assets.

For the six months ended June 30, 2011, our effective tax benefit rate was 12.1% compared to 9.5% in the same period of 2010.   This rate approximates our expected tax benefit rate for the entire year and has been applied to year-to-date results from operations.  The difference between our effective tax rate and the federal statutory rate of 35% is attributable to state income taxes, non-deductible driver related expenses and the impact of our tax provision analysis.

5.    Loss per common share

Basic and diluted loss per common share was computed as follows:

	(in thousands, except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Numerator:
Net loss	$(3,305)	$(4,427)	$(11,242)	$(8,150)

Denominator:
Basic-weighted average shares	17,534	17,190	17,490	17,141
Effect of dilutive stock options	-	-	-	-
Diluted-weighted average shares	17,534	17,190	17,490	17,141

Basic loss per common share	$(0.19)	$(0.26)	$(0.64)	$(0.48)
Diluted loss per common share	$(0.19)	$(0.26)	$(0.64)	$(0.48)

           For the three months ended June 30, 2011 and 2010, options totaling 443,000 and 546,000, respectively, were outstanding, but were not included in the calculation of diluted weighted average shares as their exercise prices were greater than the average market price of the common shares.  For the six months ended June 30, 2011 and 2010, options totaling 479,000 and 544,000, respectively, were outstanding but were not included in the calculation of diluted weighted average shares as their exercise prices were greater than the average market price of the common shares.

6.    Related Party Transactions

The Company purchases trailers and trailer refrigeration units that are used in our operations from W&B Service Company, L.P. (“W&B”), an entity in which we own a 19.9% equity interest. The Company accounts for that investment under the equity method of accounting.  As of June 30, 2011 and 2010, our equity investment in W&B was $1.5 million, which is included in "Other Assets" in the accompanying consolidated condensed balance sheets.

For the six months ended June 30, 2011 and 2010, our equity in the earnings of W&B was $359,000 and $197,000, respectively. Cash distributions to us from W&B’s earnings were $761,000 and $787,000 for the same period in 2011 and 2010, respectively.

During the three months ended June 30, 2011 and 2010, the Company’s purchases from W&B for trailers and refrigeration units totaled $3.6 million and $8,000, respectively.  During the six month periods ended June 30, 2011 and 2010, the purchases were $3.6 million and $44,000, respectively.  The Company also utilizes W&B to provide routine maintenance and warranty repair of trailers and refrigeration units.  During the three months ended June 30, 2011 and 2010, W&B invoiced the Company $370,000 and $426,000, respectively, for maintenance and repair services, accessories and parts.   During the six months ended June 30, 2011 and 2010, W&B invoiced the Company $647,000 and $556,000, respectively, for maintenance and repair services, accessories and parts.

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

8.    Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.   ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted.  The adoption of ASU 2011-05 will not have a material impact on the Company’s consolidated financial statements as it only requires a change in the format of the current presentation, and we currently have only immaterial amounts of other comprehensive income/loss.

We have reviewed other recently issued accounting pronouncements and determined that they do not have a material impact on our consolidated financial statements.

9.    Employee Benefit Plans – Postretirement Medical Plan

In the second quarter of 2011, we recorded an accumulated other comprehensive loss of $69,000 which represents the liability for our unfunded postretirement medical benefit plan.  This is shown on our consolidated condensed balance sheets under shareholders’ equity.  Service cost, interest cost and net amortization, which are components of net periodic benefit expense, were $4,500 for the three months ended June 30, 2011.  We expect to contribute less than five thousand dollars to our self-funded insurance plan related to our postretirement medical plan in the second half of 2011.

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

Business Overview

High fuel prices, driver shortage, and increasing equipment costs are the continuing and current challenges in the trucking industry.  We began the second quarter of 2011 much as we began the first quarter of 2011, focused on the need to retain and add drivers to our driver force; searching for improvement in fuel usage and implementing yield improvement initiatives to offset the rising costs associated with equipment and fuel.

As stated in the first quarter results, we opened a driving school, the FFE Driver Academy, increased our recruiting efforts and implemented new driver retention programs.  Despite our efforts, we finished the second quarter of 2011 with fifteen fewer trucks in service, on average, versus the second quarter of 2010.  This was mostly attributable to a 27% drop in our owner operator provided trucks from 362 in the second quarter of 2010 versus 264 in the second quarter of 2011.  The sluggish economy and high costs of operating large trucks continued to negatively impact owner operators in the current market.  If not for our recruiting efforts and the output from the FFE Driver Academy, we anticipate we would have had a noticeable loss in average trucks in service, the key to our ability to provide needed capacity to the shipping public.  The FFE Driver Academy provided 118 drivers to the Company during the second quarter and had sixty three drivers enrolled in the training program by the end of the quarter.  However, the effort to increase our fleet comes with a cost.  In the second quarter of 2011 the Company increased its recruiting and training costs, including the driving academy, by approximately $0.6 million.  These efforts will continue as the driver shortage is here to stay for the foreseeable future.

Even with a still struggling economy, operating costs continue to climb.  High fuel prices have been a well documented challenge to consumer spending habits.  We are now experiencing rising commodity prices that have caused equipment costs to increase almost 40% over the last six years and approximately 6% over the last year alone.  Tire prices are increasing this year in the range of 15% to 20% versus the same period last year.  These costs are placing continued rate pressure on the trucking industry which has not recovered from the rate losses of the past few years.  During the second quarter of 2011, the Company achieved an improvement of 2.9% in its revenue per total mile, versus the same period in 2010.  The revenue per hundred rate yield in the second quarter of 2011 was flat compared to the same period last year.  While these rate improvements were insufficient to offset increasing costs during the second quarter, we are continuing to implement rate increases and change our business mix to offset costs and improve yield.

We are a national leader in full service temperature controlled transportation services and other freight services such as dry-freight, dedicated, logistics, and brokerage for a wide range of customers.  We generate our revenue from truckload, less-than-truckload (“LTL”), dedicated and brokerage services we provide to our customers.  Generally, we are paid either by the mile, the weight or the number of trucks being utilized by our dedicated service customers.  We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention and other ancillary services.  The main factors that affect our revenue are the rate per mile we receive from our customers, the percentage of miles for which we are compensated and the number of miles we generate with our equipment.  These factors relate to, among other things, the United States economy, inventory levels, the level of truck capacity in the transportation industry and specific customer demand.  We monitor our revenue production primarily through average revenue per truck per week, net of fuel surcharges, revenue-per-hundredweight for our LTL services, empty mile ratio, revenue per loaded (and total) miles, the number of linehaul shipments, loaded miles per shipment and the average weight per shipment.

Improving demand and tightened capacity for truckload services continued to support rates in the first half of 2011 with overall improved rates per mile compared to last year.  LTL yield improved slightly reflecting ongoing efforts to enhance pricing, which continues to remain soft in certain areas. LTL tonnage and shipment count increased during the second quarter of 2011 compared to the same period in 2010.  The current capacity constraints, increases in LTL tonnage and shipment count should ultimately result in improved pricing per hundredweight.  Many other operating metrics that reflect profitability improved marginally in the second quarter of 2011 compared to the same period last year.  Our revenues continued to show improvement in the second quarter of 2011 as a result of continued emphasis on pricing in truckload services and increased tonnage in our LTL service.   We continue to focus on providing an excellent service product and deployment of information technology that we anticipate will improve our customer service and shipping efficiencies.  The continued surge in fuel prices in 2011 has increased shippers’ resistance to fuel price surcharges. Fuel surcharges are used to offset the higher cost of tractor fuel and are not contributing to increased operating costs of refrigerated trailers or other escalating costs related to equipment, government regulations such as the Compliance Safety Accountability (“CSA”) program, or higher driver recruiting and retention costs.

Results of Operations

For the second quarter of 2011, our total operating revenue increased by $6.4 million, or 6.7%, compared to the same period of 2010.  Our total operating revenue, net of fuel surcharges, decreased $1.4 million, or 1.7%, to $78.6 million from $80.0 million compared to the same period in 2010.  Excluding fuel surcharges, our average revenue per tractor per week remained relatively flat at $3,335, as a result of a 2.9% increase in revenue per total mile and decrease in our empty mile ratio to 11.4% from 12.4% over the same period last year.

Our truckload revenue decreased $1.9 million in the second quarter of 2011, or 3.9%, primarily due to fewer trucks in service, reflective of the current industry challenge in retaining qualified owner operators.  As a result of continued tightened capacity, targeted price increases and our focus on service, our truckload revenue per loaded mile improved in the second quarter of 2011 to $1.61 compared to $1.58 for the same period in 2010, an increase of 1.9%.  LTL tonnage levels increased 4.3% in the second quarter of 2011 as a result of increased business from existing customers and the addition of freight from new customers. Revenue-per-hundredweight increased slightly to $13.58 for the second quarter ended June 30, 2011. Although some softness in LTL rates continues, efforts were initiated to address specific pricing increases and other yield enhancements.  In the second quarter of 2011, dedicated revenue grew by 5.0% compared to the same time last year, while brokerage revenue declined 11.9% compared the same period of 2010.

The impact on our profitability attributable to operating expense is primarily influenced by variable costs associated with transporting freight for our customers and fixed costs largely related to salaried operations personnel, facilities and equipment. Costs that are more variable in nature include fuel expense, driver-related expenses such as wages, benefits, recruitment and training, and owner operator costs, which are recorded under purchased transportation.  Expenses that have both fixed and variable components include maintenance, tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we drive, but also have a controllable component based on safety, fleet age, efficiency and other factors.  Our main fixed costs relate to the acquisition and financing of long-term assets, such as revenue equipment and service centers.  Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors to help us manage our business.  For example, fuel prices fluctuated dramatically and quickly at various times during the last several years. We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as through volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our service centers.  To help further reduce fuel expense, we manage the maximum rate of speed and monitor tractor engine efficiency through controlling cab temperatures when idle.  In addition, new technology currently being deployed will contribute to improved management of out of route miles and other factors that influence fuel costs.

Our total operating expenses as a percentage of total operating revenue, or “operating ratio,” was 103.7% for the second quarter of 2011 compared to 103.5% for the same period in 2010.  In dollar terms, operating expenses increased at a slightly higher rate than our revenue due to increased fuel costs and supplies and equipment expenses that increased due to higher maintenance costs, freight handling expenses in our LTL operations, driver academy and driver recruiting costs and depreciation due to updated technology innovations and equipment purchased off of lease programs.   Our loss per basic and diluted share improved 26.9% in the second quarter of 2011 to $0.19 compared to $0.26 in the same period of 2010.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At June 30, 2011, we had $15.0 million outstanding under our credit facility and $67.9 million in shareholders’ equity.  In the second quarter of 2011, we added approximately $3.5 million of property and equipment, had $2.8 million of sales proceeds from dispositions, and recognized a gain of $0.6 million for the disposition of used equipment.  These capital expenditures were funded with cash flows from operations and borrowings under our credit facility.  We estimate capital expenditures, net of proceeds from dispositions, will range from $5 to $10 million in 2011, which would be consistent with our recent activity and the expected mix of capital expenditures and operating leases.

The following table summarizes and compares the significant components of revenue and presents our operating ratio and revenue per truck per week for each of the three and six month periods ended June 30:

	Three Months		Six Months
Revenue from (a)	2011	2010	2011	2010
Temperature-controlled services	$30,940	$30,736	$60,356	$56,159
Dry-freight services	11,703	14,023	23,123	29,291
Total truckload linehaul services	42,643	44,759	83,479	85,450
Dedicated fleets	4,606	4,386	8,911	8,611
Total truckload	47,249	49,145	92,390	94,061
Less-than-truckload linehaul services	28,967	27,737	55,168	53,004
Fuel surcharges	22,702	14,970	41,385	27,504
Brokerage	1,546	1,754	2,684	3,765
Equipment rental	865	1,351	1,809	2,465
Total operating revenue	101,329	94,957	193,436	180,799

Operating expenses	105,096	98,285	205,985	189,689
Loss from freight operations	$(3,767)	$(3,328)	$(12,549)	$(8,890)
Operating ratio (b)	103.7%	103.5%	106.5%	104.9%

Total truckload revenue	$47,249	$49,145	$92,390	$94,061
Less-than-truckload revenue	28,967	27,737	55,168	53,004
Total linehaul and dedicated fleet revenue	$76,216	$76,882	$147,558	$147,065

Weekly average trucks in service	1,758	1,773	1,765	1,762
Revenue per truck per week (c)	$3,335	$3,336	$3,233	$3,228

Computational notes:
(a)	Revenue and expense amounts are stated in thousands of dollars.
(b)	Operating expenses divided by total operating revenue.
(c)	Average daily revenue, times seven, divided by weekly average trucks in service.

                The following table summarizes and compares selected statistical data relating to our freight operations for each of the three and six month periods ended June 30:

	Three Months		Six Months
Truckload	2011	2010	2011	2010
Total linehaul miles (a)	29,863	32,290	59,754	63,920
Loaded miles (a)	26,444	28,273	53,080	56,511
Empty mile ratio (b)	11.4%	12.4%	11.2%	11.6%
Linehaul revenue per total mile (c)	$1.43	$1.39	$1.40	$1.34
Linehaul revenue per loaded mile (d)	$1.61	$1.58	$1.57	$1.51
Linehaul shipments (a)	29.3	31.9	58.5	62.6
Loaded miles per shipment (e)	902	886	907	903
LTL
Hundredweight	2,132,554	2,044,415	4,066,405	3,864,093
Shipments (a)	67.0	63.9	128.0	123.0
Linehaul revenue-per-hundredweight (f)	$13.58	$13.57	$13.57	$13.72
Linehaul revenue per shipment (g)	$432	$434	$431	$431
Average weight per shipment (h)	3,182	3,201	3,177	3,142

Computational notes:
(a)	Amounts are stated in thousands.
(b)	Total truckload linehaul miles less truckload loaded miles, divided by total truckload linehaul miles.
(c)	Revenue from truckload linehaul services divided by total truckload linehaul miles.
(d)	Revenue from truckload linehaul services divided by truckload loaded miles.
(e)	Total truckload loaded miles divided by number of truckload linehaul shipments.
(f)	LTL revenue divided by LTL hundredweight.
(g)	LTL revenue divided by number of LTL shipments.
(h)	LTL hundredweight times one hundred divided by number of shipments.

The following table summarizes and compares the makeup of our fleets between company-provided tractors and tractors provided by owner operators as of June 30:

	2011	2010
Total company tractors available	1,576	1,527
Total owner operators available	264	362
Total tractors available	1,840	1,889
Total trailers available	3,516	3,511

Comparison of Three Months Ended June 30, 2011 to Three Months Ended June 30, 2010

The following table sets forth revenue, operating income, operating ratios and revenue per truck per week and the dollar and percentage changes of each:

Revenue from (a)	2011	2010	Dollar Change 2011 vs. 2010	Percentage Change 2011 vs. 2010
Temperature-controlled services	$30,940	$30,736	$204	0.7%
Dry-freight services	11,703	14,023	(2,320)	(16.5)
Total truckload linehaul services	42,643	44,759	(2,116)	(4.7)
Dedicated fleets	4,606	4,386	220	5.0
Total truckload	47,249	49,145	(1,896)	(3.9)
Less-than-truckload linehaul services	28,967	27,737	1,230	4.4
Fuel surcharges	22,702	14,970	7,732	51.6
Brokerage	1,546	1,754	(208)	(11.9)
Equipment rental	865	1,351	(486)	(36.0)
Total operating revenue	101,329	94,957	6,372	6.7

Operating expenses	105,096	98,285	6,811	6.9
Loss from operations	$(3,767)	$(3,328)	$(439)	13.2%
Operating ratio (b)	103.7%	103.5%

Total truckload revenue	$47,249	$49,145	$(1,896)	(3.9)%
Less-than-truckload revenue	28,967	27,737	1,230	4.4
Total linehaul and dedicated fleet revenue	$76,216	$76,882	$(666)	(0.9)%

Weekly average trucks in service	1,758	1,773	(15)	(0.8)%
Revenue per truck per week (c)	$3,335	$3,336	$(1)	-%

Computational notes:
(a)	Revenue and expense amounts are stated in thousands of dollars.
(b)	Operating expenses divided by total operating revenue.
(c)	Average daily revenue, times seven, divided by weekly average trucks in service.

Total operating revenue increased $6.4 million in the second quarter of 2011, or 6.7%, to $101.3 million from $95.0 million in the same period of 2010.  Excluding fuel surcharges, our total operating revenue decreased $1.4 million in the second quarter of 2011, or 1.7%, to $78.6 million from $80.0 million in the same period of 2010.

           An industry-wide shortage of qualified drivers was reflected in our loss of ninety-eight owner operators and continued to impact truckload services, as the average weekly trucks in service declined slightly in the second quarter of 2011 to 1,758 compared to 1,773 for the same period in 2010. Due to a $2.0 million decline in dry freight services year over year, truckload revenue, excluding fuel surcharges, decreased $1.9 million in the second quarter of 2011, or 3.9%, to $47.2 million from $49.1 million in the same period of 2010.  The continued tightened capacity in the truckload sector was reflected in truckload revenue per loaded mile, which improved in the second quarter of 2011 to $1.61 from $1.58 in the same period of 2010.

Driven by a 4.9% increase in shipments handled, total LTL tonnage increased 4.3% to 213.3 million pounds in the second quarter of 2011 compared to 204.4 million pounds for the same period in 2010.  The increased tonnage contributed to the increase in LTL revenue of $1.2 million, or 4.4%, to $29.0 million in the second quarter of 2011 from $27.7 million in the same period of 2010.  Unlike the truckload services market, our LTL services have met resistance to price increases as this sector has enjoyed more availability to capacity than the truckload market.  LTL revenue per hundredweight slightly increased in the second quarter of 2011 to $13.58 per hundredweight compared to $13.57 in the same period of 2010.

Fuel surcharges represent the cost of fuel that we are able to pass along to our customers based upon changes in the Department of Energy’s weekly indices.  Net fuel prices per gallon increased approximately 37.8% during the second quarter of 2011, resulting in increased fuel surcharges of $7.7 million for the quarter, or an increase of 51.6% compared to fuel surcharges over the same period in 2010.  The higher fuel surcharge is offset by increased fuel costs to the Company within fuel and purchased transportation expenses.  Since fuel surcharges only apply to billable miles, or laden miles, they do not help offset the fuel costs incurred by empty, or out of route, miles, or the use of fuel in our refrigeration units.

                The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our consolidated condensed statements of operations and those items as a percentage of revenue:

	(in thousands) Dollar Change	Percentage Change	Percentage of Revenue
	2011 vs 2010	2011 vs 2010	2011	2010
Total operating revenue	$6,372	6.7%	100.0%	100.0%

Operating Expenses
Salaries, wages and related expenses	706	2.4	29.3	30.5
Purchased transportation	(2,440)	(12.4)	17.1	20.8
Fuel	7,864	45.0	25.0	18.4
Supplies and maintenance	2,279	19.1	14.0	12.6
Revenue equipment rent	(233)	(2.6)	8.6	9.5
Depreciation	641	16.4	4.5	4.1
Communications and utilities	(149)	(12.4)	1.0	1.3
Claims and insurance	(2,025)	(45.6)	2.4	4.7
Operating taxes and licenses	(40)	(3.6)	1.1	1.2
Gain on sale of property and equipment	(325)	130.5	(0.6)	(0.3)
Miscellaneous	533	65.6	1.3	0.7
Total Operating Expenses	$6,811	6.9%	103.7%	103.5%

Total operating expenses for the second quarter 2011 increased $6.8 million, or 6.9%, to $105.1 million from $98.3 million in the same period of 2010.   The operating ratio increased in the second quarter of 2011 to 103.7% from 103.5% in the same period of 2010, as our operating expenses increased at a slightly higher rate than our revenue.  Contributing to the increase in operating expenses were the continued escalation of fuel prices in the second quarter of 2011, supplies and equipment expenses that increased due to higher maintenance costs, freight handling expenses in our LTL operations, driver academy and recruiting costs, and depreciation due to updated technology innovations and equipment purchased off of lease programs compared to the same period in 2010.  Despite the overall increases in cost driven by fuel, maintenance costs and additional expenses, we maintain a strict cost control program.  Our wage rates remain at previous levels and we continue to monitor and control discretionary expenditures.

 Salaries, wages and related expenses consist of compensation for our employees, including drivers and non-drivers.  It also includes employee-related costs, including the costs of payroll taxes, work-related injuries, group health insurance and other fringe benefits.  The most variable of the salary, wage and related expenses is driver pay, which is affected by the mix of company drivers and owner-operators in our fleet as well as efficiencies in our over-the-road operations.  Driver salaries including per diem costs increased $1.4 million in the second quarter of 2011, or 8.4%, primarily due to an increase in driver headcount offset by decrease in miles driven. Recent graduates of our driving academy continue to train with an experienced driver for six weeks, contributing to the driver headcount increase. Non-driver salaries increased $0.3 million in the second quarter of 2011 due in part to hiring instructors associated with our driving academy. Our non-driving employee headcount was 716 at the end of the second quarter of 2011 compared to 712 at the end of the second quarter of 2010.  Group health insurance costs and work related injury costs decreased $1.2 million in the second quarter of 2011 due to a decrease in severity of claims incurred in the same period of 2010.

Purchased transportation expense consists of payments to owner operators for the equipment and services they provide, payments to other motor carriers who handle our brokerage services and to various railroads for intermodal services.  It also includes fuel surcharges paid to our owner operators for which we charge our customers.  These expenses are highly variable with revenue and/or the mix of company drivers versus owner operators.  Purchased transportation expense decreased $2.4 million, or 12.4%, in the second quarter of 2011 compared to the same period in 2010.   Intermodal, a component of purchased transportation expense, decreased $0.2 million in the second quarter of 2011, or 5.1%, compared to the same period in 2010. The portion of our purchased transportation connected with our truckload and LTL services decreased $2.7 million, excluding fuel surcharges, primarily reflecting a decrease in the number of owner operators utilized during the second quarter of 2011.  Purchased transportation associated with our brokerage services decreased $0.2 million in the second quarter of 2011, or 10.3%, compared to the same period in 2010.  Fuel payments to our owner operators increased $0.6 million in the second quarter of 2011, or 19.5%, to $3.7 million from $3.1 million in the same period of 2010 due to an increase in fuel surcharges.

Fuel expense and fuel taxes increased $7.9 million in the second quarter of 2011, or 45.0%, to $25.3 million from $17.4 million for the same period in 2010.   The increase was primarily due to a 37.8% increase in net fuel price per gallon.  We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover a portion of fuel price increases through fuel surcharges and rates to our customers.  Our fuel surcharges apply to tractor fuel, but not to fuel used for the refrigeration units.

 Supplies and maintenance expenses primarily consist of repairs, maintenance and tires along with load specific expenses including loading/unloading, tolls, pallets, pickup and delivery and recruiting.  Supplies and maintenance costs increased $2.3 million in the second quarter of 2011, or 19.1%, compared to the same period in 2010.  This increase was primarily driven by an increase in fleet repairs and maintenance costs of $0.7 million due to an increase in the average age of the fleet, and additional costs of $0.4 million related to the new driving academy and $0.2 million related to driver recruiting compared to the same period in 2010.

Total revenue equipment rent decreased $0.2 million in the second quarter of 2011, or 2.6%, to $8.8 million from $9.0 million in the same period of 2010.  The lower cost is primarily due to a decrease in the average number of tractors under lease at the end of the second quarter of 2011 of 1,080 compared to 1,131 in the same period of 2010.  The average cost of equipment will increase as we replace older equipment with new equipment.  We expect equipment rent expense to increase in future periods as a result of higher prices of new equipment as our leased equipment versus owned equipment ratio increases.

Depreciation relates to owned tractors, trailers, communications units, service centers and other assets. Gains or losses on dispositions of revenue equipment are set forth in a separate line item within our statements of operations.  Depreciation expense increased $0.6 million, or 16.4%, primarily as a result of revenue equipment off of lease programs, combined with an increase in depreciation resulting from new technology equipment placed in service.  These purchases were made to increase fleet size in an effort to meet increasing demand. Depreciation expense is also dependent upon the mix of Company-owned equipment versus leased equipment.  Future depreciation expense will also be impacted by our leasing decisions.

Claims and insurance expenses consist of the costs of premiums, as well as reserves we make within our self-insured retention program, primarily for personal injury, property damage, physical damage and cargo claims.  These expenses vary and are dependent on the frequency and severity of accidents, our self-insured retention amounts and the insurance market. Claims and insurance costs decreased $2.0 million in the second quarter of 2011, or 45.6%, to $2.4 million from $4.4 million in the same period of 2010.  The decrease was primarily due to a reduction in both quantity and severity of claims in the second quarter of 2011 compared to the same period in 2010.  We are responsible for the first $4.0 million on each personal injury and property damage claim.  We have excess coverage from $4.0 million to $75.0 million.   Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, a claim that approaches the maximum self-insured retention level or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

The Company’s effective tax benefit rate was 15.6% for the three months ended June 30, 2011 compared to tax expense rate of 33.8% in the same period of 2010.  We pay our drivers a per-diem allowance for travel related expenses for which we are only able to deduct 80% for tax purposes.  This, along with other non-deductible items for tax, impacted the change in our tax rate from 2010.

As a result of factors described above, our net loss decreased 25.3% in the second quarter of 2011 to $3.3 million compared to a net loss of $4.4 million in the same period of 2010.  Our net loss per share in the second quarter of 2011 decreased 26.9% to $0.19 per diluted share from a loss of $0.26 per diluted share in the same period of 2010.

Comparison of Six Months Ended June 30, 2011 to Six Months Ended June 30, 2010

The following table sets forth revenue, operating income, operating ratios and revenue per truck per week and the dollar and percentage changes of each:

Revenue from (a)	2011	2010	Dollar Change 2011 vs. 2010	Percentage Change 2011 vs. 2010
Temperature-controlled fleet	$60,356	$56,159	$4,197	7.5%
Dry-freight fleet	23,123	29,291	(6,168)	(21.1)
Total truckload linehaul services	83,479	85,450	(1,971)	(2.3)
Dedicated fleets	8,911	8,611	300	3.5
Total truckload	92,390	94,061	(1,671)	(1.8)
Less-than-truckload linehaul services	55,168	53,004	2,164	4.1
Fuel surcharges	41,385	27,504	13,881	50.5
Brokerage	2,684	3,765	(1,081)	(28.7)
Equipment rental	1,809	2,465	(656)	(26.6)
Total operating revenue	193,436	180,799	12,637	7.0

Operating expenses	205,985	189,689	16,296	8.6
Loss from operations	$(12,549)	$(8,890)	$(3,659)	(41.2)%
Operating ratio (b)	106.5%	104.9%

Total truckload revenue	$92,390	$94,061	$(1,671)	(1.8)%
Less-than-truckload revenue	55,168	53,004	2,164	4.1
Total linehaul and dedicated fleet revenue	$147,558	$147,065	$493	0.3%

Weekly average trucks in service	1,765	1,762	3	0.2%
Revenue per truck per week (c)	$3,233	$3,228	$5	0.2%

Computational notes:
(a)	Revenue and expense amounts are stated in thousands of dollars.
(b)	Operating expenses divided by total operating revenue.
(c)	Average daily revenue, times seven, divided by weekly average trucks in service.

Total operating revenue increased $12.6 million, or 7.0%, in the first half of 2011 to $193.4 million from $180.8 million in the same period of 2010.  Excluding fuel surcharges, our total operating revenue decreased $1.2 million in the first half of 2011, or 0.8%, to $152.1 million from $153.3 million in the same period of 2010.  The six month results for the period ended June 30, 2011 were impacted by severe weather conditions in January and February 2011.

Truckload services continued to be impacted by a shortage of drivers. The six months ended June 30, 2011 registered average trucks in service that were essentially flat compared to the same period of 2010.  Truckload revenue, excluding fuel surcharges, decreased $1.7 million in the first half of 2011, or 1.8%, to $92.4 million from $94.1 million in 2010 due to a decrease in dry freight services.  Truckload revenues declined in the first half of 2011, primarily due to a 6.1% reduction in loaded miles to 53.1 million from 56.5 million offset by a slight decrease in our empty mile ratio to11.2% from 11.6% in the same period of 2010.   Truckload revenue per loaded mile improved in the first half of 2011 to $1.57 from $1.51 compared to the same period of 2010, due to the strength of pricing programs which are successful due to capacity supply constraints related to the tight driver market.

Driven by a 4.1% increase in shipments handled, total LTL tonnage increased 5.2% to 406.6 million pounds in the first half of 2011 compared to 386.4 million pounds in the same period of 2010.  The increased tonnage contributed to the increase in LTL revenue of $2.2 million, or 4.1%, to $55.2 million in the first half of 2011 from $53.0 million in the same period of 2010.  Unlike the truckload services market, our LTL services have met resistance to price increases as this sector has enjoyed more availability to capacity than the truckload market.  Due to this trend, our year to date LTL revenue per hundredweight decreased slightly 1.1% to $13.57 per hundredweight compared to $13.72 in the same period of 2010.

Fuel surcharges represent the cost of fuel that we are able to pass along to our customers based upon changes in the Department of Energy’s weekly indices.  Net fuel prices per gallon increased approximately 35.8% during the first half of 2011, resulting in increased fuel surcharges of $13.9 million, or an increase of 50.5% compared to fuel surcharges in the same period of 2010.  The higher fuel surcharge is offset by increased fuel costs to the Company within fuel and purchased transportation expenses.

                   The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our consolidated condensed statements of operations and those items as a percentage of revenue:

	(in thousands) Dollar Change	Percentage Change	Percentage of Revenue
	2011 vs 2010	2011 vs 2010	2011	2010
Total operating revenue	$12,637	7.0%	100%	100.0%

Operating Expenses
Salaries, wages and related expenses	2,057	3.6	30.6	31.6
Purchased transportation	(4,341)	(11.5)	17.3	20.9
Fuel	14,487	43.5	24.7	18.4
Supplies and maintenance	4,288	19.0	13.9	12.5
Revenue equipment rent	(410)	(2.3)	9.0	9.8
Depreciation	1,150	14.6	4.7	4.4
Communications and utilities	(24)	(1.0)	1.2	1.3
Claims and insurance	(1,550)	(21.3)	3.0	4.0
Operating taxes and licenses	(102)	(4.6)	1.1	1.2
Gain on sale of property and equipment	7	(1.2)	(0.3)	(0.3)
Miscellaneous	734	36.8	1.4	1.1
Total Operating Expenses	$16,296	8.6%	106.5%	104.9%

Total operating expenses for the first half of 2011 increased $16.3 million, or 8.6%, to $206.0 million from $189.7 million in the same period of 2010.   The operating ratio increased in the first half to 106.5% from 104.9% in the same period of 2010 as our operating expenses increased at a higher rate than our revenue.  Contributing to the increase in operating expenses were the continued escalation of fuel prices in the second quarter of 2011, supplies and equipment expenses that increased due to higher maintenance costs, freight handling expenses in our LTL operations, driver academy and recruiting costs, and depreciation due to updated technology innovations and equipment purchased off of lease programs compared to the same period in 2010.  Despite the overall increases in cost driven by fuel, maintenance costs and additional expenses, we maintain a strict cost control program.

Salaries, wages and related expenses consist of compensation for our employees, including drivers and non-drivers.  It also includes employee-related costs, including the costs of payroll taxes, work-related injuries, group health insurance and other fringe benefits.  The most variable of these salary, wage and related expenses is driver pay, which is affected by the mix of company drivers and owner-operators in our fleets as well as our efficiencies in our over-the-road operations.  Driver salaries including per diem costs increased $2.1 million in the first half of 2011, or 6.6%, primarily due to an increase in driver headcount offset by decrease in miles driven.  Recent graduates of our driving academy continue to train with an experienced driver for six weeks, contributing to the driver headcount increase. Non-driver salaries increased $0.4 million in the first half of 2011, or 2.2%, due in part to hiring instructors associated with our driving academy. Our non-driving employee headcount was 716 at the end of the second quarter of 2011 compared to 712 at the end of the second quarter 2010.  Group health insurance costs and work-related injury costs decreased by $1.0 million in the first half of 2011 due to a decrease in both quantity and severity of claims incurred in the same period of 2010.

Purchased transportation expense consists of payments to owner operators for the equipment and services they provide, payments to other motor carriers who handle our brokerage services and to various railroads for intermodal services.  It also includes fuel surcharges paid to our owner operators for which we charge our customers.  These expenses are highly variable with revenue and/or the mix of company drivers versus owner operators.  Purchased transportation expense decreased $4.3 million in the first half of 2011, or 11.5%, compared to the same period in 2010.  Intermodal, a component of purchased transportation expense, decreased $0.2 million in the first half of 2011, or 3.6%, compared to the same period in 2010.  The portion of our purchased transportation connected with our truckload and LTL services decreased $4.5 million in the first half of 2011, excluding fuel surcharges, primarily reflecting a decrease in the number of owner operators utilized in the same period of 2010.  Purchased transportation associated with our brokerage services decreased $0.9 million in the first half of 2011, or 28.7%, compared to the same period in 2010.  Fuel payments to our owner operators increased $1.2 million in the first half of 2011, or 21.6% to $6.9 million from $3.1 million in the same period of 2010 due to an increase in fuel surcharges.

Fuel expense and fuel taxes increased $14.5 million in the first half of 2011, or 43.5%, to $47.8 million from $33.3 million in the same period of 2010.   The increase was primarily due to a 35.8% increase in net fuel price per gallon.  We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover a portion of fuel price increases through fuel surcharges and rates to our customers.  Our fuel surcharges apply to tractor fuel burned in loaded miles, but not empty miles, and do not apply to fuel used for the refrigeration units.

Supplies and maintenance expenses primarily consist of repairs, maintenance and tires along with load specific expenses including loading/unloading, tolls, pallets, pickup and delivery and recruiting.  Supplies and maintenance costs increased $4.3 million in the first half of 2011, or 19.0%, compared to the same period in 2010.  This increase was primarily driven by an increase in fleet repairs and maintenance costs of $1.6 million due to an increase in the average age of the fleet, and additional costs of $0.6 million related to the new driving academy costs and $0.5 million related to driver recruiting compared to the same period in 2010.

Total revenue equipment rent decreased $0.4 million in the first half of 2011, or 2.2%, to $17.4 million from $17.8 million in the same period of 2010.  The lower cost is primarily due to a decrease in the average number of tractors under lease at the end of the second quarter of 2011 of 1,059 compared to 1,144 in the same period of 2010. The average cost of equipment will increase as we replace older equipment with new equipment.  We expect equipment rent expense to increase in future periods as a result of higher prices of new equipment as our leased equipment versus owned equipment ratio increases.

Depreciation relates to owned tractors, trailers, communications units, service centers and other assets. Gains or losses on dispositions of revenue equipment are set forth in a separate line item within our statements of operations.  Depreciation expense increased $1.2 million, or 14.6%, primarily as a result of purchases of revenue equipment off of lease programs, combined with an increase in depreciation resulting from new technology equipment placed in service.  These purchases were made to increase fleet size in an effort to meet increasing demand. Depreciation expense is also dependent upon the mix of company-owned equipment versus leased equipment.  Future depreciation expense will also be impacted by our leasing decisions.

Claims and insurance expense consists of the costs of premiums, as well as reserves we make within our self-insured retention program, primarily for personal injury, property damage, physical damage and cargo claims.  These expenses vary and are dependent on the frequency and severity of accidents, our self-insured retention amounts and the insurance market. Claims and insurance costs decreased $1.6 million in the first half of 2011, or 21.3%, to $5.7 million from $7.3 million in the same period of 2010.  The decrease was primarily due to a decrease in both quantity and severity of claims incurred in the first half of 2011 compared to the same period in 2010.  We are responsible for the first $4.0 million on each personal injury and property damage.  We have excess coverage from $4.0 million to $75.0 million.   Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, a claim that approaches the maximum self-insured retention level or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

The Company’s effective tax benefit rate was 12.1% for the six months ended June 30, 2011 compared to 9.5% in the same period of 2010.  We pay our drivers a per-diem allowance for travel related expenses for which we are only able to deduct 80% for tax purposes.  This, along with other non-deductible items for tax, impacted the change in our tax rate from 2010.

As a result of factors described above, our net loss increased 37.9% in the first half of 2011 to $11.2 million compared to a net loss of $8.2 million in the same period of 2010.  Our net loss per share increased 33.3% in the first half of 2011 to $0.64 per diluted share from a loss of $0.48 per diluted share in the same period of 2010.

Liquidity and Capital Resources

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. Our primary sources of liquidity are funds provided by operations, our credit facility and our ability to enter into equipment leases with various financing institutions.  A portion of our tractor fleet is provided by owner operators who own and operate their own equipment. We have no capital expenditure requirements relating to those drivers who own their tractors or obtain financing through third parties. However, to the extent we purchase tractors and extend financing to the owner operators through our tractor purchase program, we have an associated capital expenditure requirement.

In November 2007, our Board of Directors approved a share repurchase program to repurchase up to 1.3 million shares of our common stock. This program is intended to be implemented through purchases made in either the open market or through private transactions.  The timing and extent to which we will repurchase shares depends on market conditions and other corporate considerations.  We made no open market purchases in 2011 or 2010 and have available approximately 753,000 shares that can be repurchased from that and previous authorizations. The repurchase program does not have an expiration date.

We establish credit terms with our customers based upon their financial strength and their historical payment pattern.   Many of our largest customers under contract are Fortune 500 companies.  Given the current economic conditions, we have placed additional emphasis on our review of significant outstanding receivable balances.  Accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectability of these receivables, we perform ongoing credit evaluations of our customers’ financial condition.  Through these evaluations, we may become aware of a situation in which a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  Our allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  Invoice balances outstanding past the contractual due date are considered past due per our policy and the customer balances are reviewed for collectability.  During the first half of 2011, we increased our allowance for doubtful accounts by $465,000 from December 31, 2010 due to our increasing revenues and overall receivables.  Initial payments by new customers are monitored for compliance with contractual terms.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential recovery is considered remote.

As of March 28, 2011, the Company secured a committed credit facility with an aggregate availability of $50 million that matures in March 2015.   The facility replaced the Company’s former credit facility and has more favorable terms and provides for the ongoing working capital needs and general corporate purposes required by the company.   At June 30, 2011, $15.0 million was borrowed under the credit facility and $6.2 million of standby letters of credit were issued under the credit facility, which are used primarily for our self-insurance programs and legal matters, reducing the availability under our credit facility to $28.8 million.

        The obligations under the credit facility are guaranteed by our parent company and certain named subsidiaries and secured by a pledge of substantially all of our assets and revenue equipment. The obligations shall bear interest (i) if a Base Rate Loan (as defined in the credit facility), at the Base Rate (as defined in the credit facility) in effect from time to time, plus the Applicable Margin(as defined in the credit facility); (ii) if a LIBOR loan, at LIBOR for the applicable interest period, plus the Applicable Margin; and (iii) if any other obligation (including, to the extent permitted by law, interest not paid when due), at the Base Rate in effect from time to time, plus the Applicable Margin for Base Rate Revolver Loans (as defined in the credit facility).  Interest shall accrue from the date the Loan is advanced or the obligation is incurred or payable, until paid by Borrowers.  If a loan is repaid on the same day it is made, one day's interest shall accrue.  We are obligated to comply with certain covenants under the new credit facility.  These covenants provide various guidelines and/or restrictions related to inspections, financial information, notices, insurance, subsidiaries, permitted debt and permitted liens.  The bank agreement calls for the Applicable Margin to be determined by the fixed charge ratio for the end of the quarter prior to the current quarter as defined in the Loan and Security Agreement.  This provision does not impact the second quarter of 2011 as the margins remain at Level II until September 30, 2011, per the bank agreement.  Should this provision have been in effect for the second quarter, our Applicable Margin would be priced under Level III.      The Applicable Margin table, as determined in the Loan and Security Agreement is shown below.

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

  As of June 30, 2011, we were in compliance with the covenants under the credit facility outlined below and anticipate our compliance will continue during the remainder of 2011.

Cash Flows

The table below reflects our net cash flows provided by (used in) operating activities, investing activities and financing activities and outstanding debt for the periods indicated.

	(in thousands)
	Six Months Ended June 30,
	2011	2010
Net cash flows (used in) provided by operating activities	$(9,622)	$2,468
Net cash flows used in investing activities	(277)	(185)
Net cash flows provided by provided by financing activities	9,328	605
Debt at June 30	$15,021	$-

For the six months ended June 30, 2011, cash flows used in operating activities primarily consisted of a decrease in accounts payable and accrued liabilities of $1.9 million, an increase in accounts receivable of $3.3 million and purchases of tires on equipment in use of $2.6 million.    We believe our sources of liquidity are adequate to meet our current and anticipated needs. Based upon anticipated cash flows, current borrowing availability and sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.  We estimate that capital expenditures, net of proceeds from dispositions, will range from $5 to $10 million in 2011.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2011:

	(in thousands)
	Total	2011	2012-2013	2014-2015	After 2015
Letters of credit	$6,210	$2,222	$3,988	$-	$-
Purchase obligations	33,502	33,502	-	-	-
Operating leases obligations
Rentals	85,356	16,116	41,871	13,906	13,463
Residual guarantees	16,255	1,259	10,344	3,302	1,350
	$141,323	$53,099	$56,203	$17,208	$14,813

The purchase obligations are commitments for equipment replacement that will be received ratably over the course of the year.

Off-Balance Sheet Arrangements

As of June 30, 2011, we had leased 1,113 tractors and 2,222 trailers under operating leases as well as six service centers with 10,000 square feet or more, with varying termination dates ranging from July 2011 through May 2024 and total obligations of $85.4 million.  Rent expense related to operating leases involving vehicles during the first half of 2011 and 2010 was $17.4 million and $17.8 million, respectively.  In general, the equipment lease renewal terms include month-to-month extensions of the regular lease terms or an early buy-out option on certain tractor leases.  As of June 30, 2011, we maintained $6.2 million in standby letters of credit related to self-insured programs and legal matters.  These standby letters of credit allow the Company to self-insure a portion of its insurance exposure.

Inflation and Fuel Costs

                Most of our operating expenses are inflation-sensitive, with inflation generally producing increased costs of operations. During the past three years, the most significant effects of inflation have been on revenue equipment prices, accident claims, health insurance, employee compensation, maintenance parts and supplies, and fuel.  We attempt to limit the effects of inflation through increases in freight rates, fixed price contracts, and cost control efforts.

 In addition to inflation, fluctuations in fuel prices can affect our profitability. We require substantial amounts of fuel to operate our tractors and power the temperature-control units on our trailers. Substantially all of our contracts with customers contain fuel surcharge provisions. Although we historically have been able to pass through most long-term increases in fuel prices and related taxes to our customers in the form of surcharges and higher rates, such increases usually are not fully recovered.  Fuel cost related to the refrigeration units is not generally offset by a fuel surcharge.  We do not currently hedge our exposure to fuel prices through financial derivatives.

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

Effects of Climate Change and Climate Change Regulation

Greenhouse gas emissions have increasingly become the subject of a large amount of international, national, regional, state and local attention. Cap and trade initiatives to limit greenhouse gas emissions have been introduced in the European Union (“EU”). Similarly, numerous bills related to climate change have been introduced in the United States Congress, which could adversely impact all industries. In addition, future regulation of greenhouse gases could occur pursuant to future U.S. treaty obligations, statutory or regulatory changes under the Clean Air Act or new climate change legislation.  It is uncertain whether any of these initiatives will be implemented, although, based on published media reports, we believe it is not reasonably likely the current proposed initiatives will be implemented without substantial modification. If such initiatives are implemented, restrictions, caps, taxes, or other controls on emissions of greenhouse gases, including diesel exhaust, could significantly increase our operating costs. Restrictions on emissions could also affect our customers that use significant amounts of energy or burn fossil fuels in producing or delivering the products we carry including, but not limited to, food producers and distributors. Although significant cost increases, government regulation, and changes of consumer needs or preferences for goods or services relating to alternative sources of energy or emissions reductions or changes in our customers' shipping needs could materially affect the markets for the products we carry, which in turn could have a material adverse effect on our results of operations, financial condition, and liquidity, or, in the alternative, could result in increased demand for our transportation services. We are currently unable to predict the manner or extent of such effect.

Critical Accounting Policies

                The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“US GAAP”) requires management to make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue and expenses in our consolidated financial statements and related notes.  We base our estimates, assumptions and judgments on historical experience, current trends and other factors believed to be relevant at the time our consolidated financial statements are prepared.  However, because future events and their effects cannot be determined with certainty, actual results could differ from our estimates and assumptions, and such differences could be material.  We believe the following critical accounting policies affect our more significant estimates, assumptions and judgments used in the preparation of our consolidated financial statements.

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

Property and Equipment.  The transportation industry is capital intensive. Our net property and equipment was $69.2 million as of June 30, 2011 and $73.0 million as of December 31, 2010. Our depreciation expense was $9.0 million for the six months ended June 30, 2011 and $7.9 million for the six months ended June 30, 2010.  Depreciation is computed based on the cost of the asset, reduced by its estimated residual value, using the straight-line method for financial reporting purposes.  Accelerated methods are used for income tax reporting purposes.  Additions and improvements to property and equipment are capitalized at cost.  Maintenance and repair expenditures are charged to operations as incurred.  Gains and losses on disposals of revenue equipment are included in operations as they are a normal, recurring component of our operations.  We have minimal risk to the used equipment market as the majority of our tractors have a pre-arranged trade-in value typically at the end of 42 months, which is utilized as the residual value in computing depreciation expense.

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

Insurance and claims.  We are self-insured for a portion of losses relating to workers’ compensation, auto liability, general liability, cargo and property damage claims, along with employees’ health insurance with varying risk retention levels.  We maintain insurance coverage for per-incident occurrences and in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review.  We reserve currently for the estimated cost of the uninsured portion of pending claims. These reserves are periodically evaluated and adjusted based on our evaluation of the nature and severity of outstanding individual claims and an estimate of future claims development based on historical claims development factors.  The Company accrues for the anticipated legal and other costs to settle the claims currently.  We are responsible for the first $4.0 million on each personal injury and property damage.  We have excess coverage from $4.0 million to $75.0 million.  Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, a claim that approaches the maximum self-insured retention level or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

Income Taxes.  Income taxes are accounted for in accordance with US GAAP. The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and attributable to operating loss and tax credit carryforwards. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes.  These temporary differences result in deferred tax assets and liabilities, which are included in our accompanying consolidated balance sheets.  Deferred tax assets and liabilities are measured using the tax rates enacted by certain tax laws and published guidance expected to apply to taxable income in effect to those years in which the temporary differences are expected to reverse.  To the extent it is determined it is not likely that our deferred tax assets will be recovered, a valuation allowance must be established for the amount of the deferred tax assets determined not to be realizable.  We believe that our assumptions and estimates are reasonable, although actual results may have a positive or negative material impact on the balances of deferred tax assets and liabilities, valuation allowances or net income. Based upon our recent operating history, we will continue to assess whether we will realize all, part, or none of the deferred tax assets.   We will apply judgment to determine the amount of valuation allowance, if any, that would be required in any given period.  Due to the operating results in the second quarter of 2011 and our projections for the second half of 2011, a valuation allowance was determined to be necessary.  Therefore, for the three months ended June 30, 2011, the Company recorded a valuation allowance totaling $2.2 million relating to federal and state deferred tax assets.

 Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.   ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted.  The adoption of ASU 2011-05 will not have a material impact on the Company’s consolidated financial statements as it is only requires a change in the format of the current presentation , and we currently have only immaterial amounts of other comprehensive income/loss.

We have reviewed other recently issued accounting pronouncements and determined that they will not have a material impact on our consolidated financial statements.

 Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks, primarily from price increases in fuel and certain commodities used as raw material in our equipment, and interest rates. These risks have not materially changed between December 31, 2010 and the six months ended June 30, 2011.

Commodity Price Risk

Our operations are heavily dependent upon fuel prices.  The price and availability can vary and are subject to political, economic and market factors that are beyond our control.  Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition; however, historically, we’ve been able to recover the majority of diesel fuel price increases from customers in the form of fuel surcharges.  Fuel prices have fluctuated greatly in recent years. In some periods, our operating performance was adversely affected because we were not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharges. We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. We do not currently enter into derivative hedging arrangements that protect us against fuel price increases.  Given the volatility in fuel prices and the impact fuel surcharge revenues have on total operating revenue, we often make reference to total operating revenue excluding fuel surcharges to provide a more consistent basis for comparison of operating revenue without the impact of fluctuating fuel prices.  A 5% increase in the average fuel cost per gallon would result in annual increased fuel costs of approximately $4.8 million that would be substantially offset by fuel surcharges.

Interest Rate Risk

Our market risk is also affected by changes in interest rates.  We have historically maintained a combination of fixed rate and variable rate obligations to manage our interest rate exposure.  Fixed rates are generally maintained within our lease obligations while variable rates are contained within our credit facility.

We are exposed to interest rate risk primarily from our credit facility.  Our credit facility provides for borrowings that bear interest based on LIBOR, plus a certain percentage.  At June 30, 2011 there was $15.0 million outstanding under our current credit facility and at December 31, 2010 there was $5.7 million outstanding under our previous credit facility that has since been terminated.

As of June 30, 2011, we held no market-risk-sensitive instruments for trading purposes.  For purposes other than trading, we held approximately 79,000 shares of our common stock at a value of $284,000 in a Rabbi Trust investment. Our consolidated financial statements include the assets and liabilities of the Rabbi Trust established to hold the investments of participants in our 401(k) Wrap Plan and for deferred compensation liabilities under our Executive Bonus and Phantom Stock Plan.  Such liabilities are adjusted from time to time to reflect changes in the market price of our common stock.  To the extent the trust assets are invested in our stock, our future compensation expense and income will be impacted by fluctuations in the market price of our stock.

 Item 4.    Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

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

 Item 1A.    Risk Factors

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, under the heading “Risk Factors” in Item 1A of that report.  We do not believe there has been any material changes in these risks during the six months ended June 30, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On November 9, 2007, our Board of Directors renewed our authorization to purchase up to 1,263,900 shares of our common stock.  At June 30, 2011, there were a total of 752,900 remaining authorized shares that could be repurchased.  During the second quarter of 2011, 154,700 shares were repurchased.  The authorization did not specify an expiration date.  Shares may be purchased from time to time on the open market or through private transactions at such times as management deems appropriate.  Purchases may be discontinued by our Board of Directors at any time.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
April 2011	700	$3.72	700	906,900
May 2011	154,000	3.78	154,000	752,900
June 2011	-	-	-	752,900
Total	154,700	$3.78	154,700	752,900

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

101
The following financial statements from Frozen Food Express Industries, Inc. Form 10-Q for the quarter ended June 30, 2011, filed on July 28, 2011, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statement of Operations, (iii) Consolidated Condensed Statement of Cash Flows, (iv) Consolidated Condensed Statement of Shareholder’s Equity and (v) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FROZEN FOOD EXPRESS INDUSTRIES, INC.
(Registrant)

Dated: July 28, 2011	By	/s/ S. Russell Stubbs
S. Russell Stubbs President and Chief Executive Officer (Principal Executive Officer)
Dated: July 28, 2011	By	/s/ John R. McManama
John R. McManama Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of Frozen Food Express Industries, Inc. (filed as Exhibit 3(i) to the Company’s Current Report on Form 8-K on May 29, 2007 and incorporated herein by reference).

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

101
The following financial statements from Frozen Food Express Industries, Inc. Form 10-Q for the quarter ended June 30, 2011, filed on July 28, 2011, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statement of Operations, (iii) Consolidated Condensed Statement of Cash Flows, (iv) Consolidated Condensed Statement of Shareholder’s Equity and (v) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.