Form 10-Q
period 2011-09-30
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2011-10-28
CIK 39273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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
Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.
Class	Number of Shares Outstanding
Common stock, $1.50 par value	17,743,382 at October 21, 2011

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Unaudited and in thousands)

Assets	September 30, 2011	December 31, 2010
Current assets
Cash and cash equivalents	$2,148	$1,203
Accounts receivable, net	46,695	41,921
Tires on equipment in use, net	6,999	5,982
Deferred income taxes	1,150	1,150
Other current assets	8,307	6,575
Assets held for sale, net of accumulated depreciation	10,818	-
Total current assets	76,117	56,831

Property and equipment, net	63,507	72,993
Other assets	6,185	5,081
Total assets	$145,809	$134,905

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$26,986	$27,443
Insurance and claims accruals	11,160	8,697
Accrued payroll and deferred compensation	4,959	5,032
Accrued liabilities	1,196	709
Current maturities of notes payable and capital lease obligations	1,407	-
Total current liabilities	45,708	41,881

Long-term debt	28,352	5,689
Long-term notes payable and capital lease obligations	8,146	-
Deferred income taxes	1,506	3,153
Insurance and claims accruals	7,541	5,373
Total liabilities	91,253	56,096

Shareholders’ equity
Common stock, $1.50 par value per share; 75,000 shares authorized;
18,572 shares issued	27,858	27,858
Additional paid-in capital	188	1,353
Accumulated other comprehensive loss	(69)	-
Retained earnings	33,332	58,242
Total common shareholders’ equity	61,309	87,453
Treasury stock (960 and 1,146 shares), at cost	(6,753)	(8,644)
Total shareholders’ equity	54,556	78,809
Total liabilities and shareholders’ equity	$145,809	$134,905

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited and in thousands, except per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total operating revenue	$102,834	$93,870	$296,270	$274,669
Operating expenses
Salaries, wages and related expenses	31,766	30,243	90,868	87,288
Purchased transportation	18,357	18,132	51,856	55,972
Fuel	25,854	18,469	73,654	51,782
Supplies and maintenance	15,710	13,447	42,561	36,010
Revenue equipment rent	9,200	9,353	26,553	27,116
Depreciation	4,827	4,216	13,875	12,114
Communications and utilities	1,171	1,287	3,518	3,658
Claims and insurance	7,476	3,486	13,204	10,764
Operating taxes and licenses	985	1,003	3,089	3,209
Gain on sale of property and equipment	(661)	(12)	(1,234)	(592)
Miscellaneous	1,626	1,109	4,352	3,101
Total operating expenses	116,311	100,733	322,296	290,422
Loss from operations	(13,477)	(6,863)	(26,026)	(15,753)
Interest and other expense (income)
Interest income	-	(15)	-	(30)
Interest expense	247	105	479	308
Equity in earnings of limited partnership	(192)	(246)	(551)	(443)
Life insurance and other	63	(43)	432	84
Total interest and other expense (income)	118	(199)	360	(81)
Loss before income taxes	(13,595)	(6,664)	(26,386)	(15,672)
Income tax expense (benefit)	73	(4,383)	(1,476)	(5,241)
Net loss	$(13,668)	$(2,281)	$(24,910)	$(10,431)

Net loss per share of common stock
Basic	$(0.77)	$(0.13)	$(1.42)	$(0.61)
Diluted	$(0.77)	$(0.13)	$(1.42)	$(0.61)
Weighted average shares outstanding
Basic	17,663	17,384	17,557	17,223
Diluted	17,663	17,384	17,557	17,223

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
 (Unaudited and in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(24,910)	$(10,431)
Non-cash items included in net loss
Gain on sale of property and equipment	(1,234)	(592)
Depreciation and amortization	17,029	14,963
Provision for losses on accounts receivable	1,061	678
Deferred income tax	(1,647)	(5,619)
Deferred compensation	152	492
Postretirement benefits	(69)	-
Investment income	(551)	(443)
Changes in operating assets and liabilities
Accounts receivable	(5,835)	(1,854)
Tires on equipment in use	(4,184)	(2,861)
Other current assets	(1,327)	6,521
Accounts payable	(122)	7,251
Other assets	(1,536)	(467)
Insurance and claims accruals	4,631	(2,441)
Accrued liabilities, payroll and other	995	1,796
Net cash (used in) provided by operating activities	(17,547)	6,993

Cash flows from investing activities
Expenditures for property and equipment	(19,683)	(16,719)
Proceeds from sale of property and equipment	4,969	6,531
Cash distributions from investment	999	1,016
Other	-	76
Net cash used in investing activities	(13,715)	(9,096)

Cash flows from financing activities
Proceeds from borrowings	98,273	15,272
Payments against borrowings	(75,610)	(15,272)
Proceeds from notes payable and capital lease obligations	9,685	-
Repayments of notes payable and capital lease obligations	(132)	-
Income tax benefit (expense) of stock options and restricted stock	22	(6)
Proceeds from capital stock transactions, net	604	671
Purchases of treasury stock	(635)	(71)
Net cash provided by financing activities	32,207	594

Net increase (decrease) in cash and cash equivalents	945	(1,509)
Cash and cash equivalents at beginning of period	1,203	3,667
Cash and cash equivalents at end of period	$2,148	$2,158

See accompanying notes to consolidated condensed financial statements.

 Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Shareholders' Equity
 (Unaudited and in thousands)

	Common Stock		Additional
	Shares	Par	Paid-in	Retained	Accumulated other	Treasury Stock
	Issued	Value	Capital	Earnings	Comprehensive loss	Shares	Cost	Total
January 1, 2010	18,572	$27,858	$2,923	$70,172	$-	1,477	$(11,218)	$89,735
Net loss	-	-	-	(11,930)	-	-	-	(11,930)
Treasury stock reacquired	-	-	-	-	-	21	(76)	(76)
Retirement plans	-	-	(12)	-	-	(1)	4	(8)
Exercise of stock options	-	-	(1,146)	-	-	(241)	1,817	671
Restricted stock	-	-	(352)	-	-	(110)	829	477
Tax expense of stock options	-	-	(60)	-	-	-	-	(60)
December 31, 2010	18,572	27,858	1,353	58,242	-	1,146	(8,644)	78,809
Net loss	-	-	-	(24,910)	-	-		(24,910)
Treasury stock reacquired	-	-	-	-	-	168	(635)	(635)
Retirement plans	-	-	(137)	-	(69)	(28)	200	(6)
Exercise of stock options	-	-	(1,362)	-	-	(278)	1,966	604
Restricted stock	-	-	312	-	-	(48)	360	672
Tax benefit of stock options	-	-	22	-	-	-	-	22
September 30, 2011	18,572	$27,858	$188	$33,332	$(69)	960	$(6,753)	$54,556

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
Nine Months Ended September 30, 2011
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

The Company is the sole obligor with respect to the performance of our freight services provided by owner operators or through our brokerage and logistics services business and we assume all related credit risk. Accordingly, our revenue and the related direct expenses are recognized on a gross basis on the date the freight is picked up from the shipper.  Revenue from equipment rental is recognized ratably over the term of the associated rental agreements.

3.    Long-term Debt

     Long-term debt consisted of the following:

	(in thousands)
	September 30, 2011	December 31, 2010
Borrowings under credit facility	$28,352	$5,689
Notes payable	6,601	-
Capitalized lease obligations	2,952	-
Total long-term debt	37,905	5,689
Less: Current maturities	(1,407)	-
Total maturities due after one year	$36,498	$5,689

As of September 30, 2011, the Company had a secured committed credit facility with an aggregate availability of $50 million that matures in March 2015.  At September 30, 2011, $28.4 million was borrowed under the credit facility and $4.0 million of standby letters of credit were issued under the credit facility, which are used primarily for our self-insurance programs and legal matters, reducing the availability under our credit facility to $17.6 million.   As of September 30, 2011, loans outstanding under the credit facility were categorized as either LIBOR loans, which had an interest rate of 2.5%, or bank base rate loans which had an interest rate of 4.5%.

The obligations under the credit facility are guaranteed by our parent company and certain named subsidiaries and secured by a pledge of substantially all of our assets. The obligations shall bear interest (i) if a Base Rate Loan (as defined in the credit facility), at the Base Rate (as defined in the credit facility) in effect from time to time, plus the Applicable Margin (as defined in the credit facility); (ii) if a LIBOR loan, at LIBOR for the applicable interest period, plus the Applicable Margin; and (iii) if any other obligation (including, to the extent permitted by law, interest not paid when due), at the Base Rate in effect from time to time, plus the Applicable Margin for Base Rate Revolver Loans (as defined in the credit facility).  Interest shall accrue from the date the Loan is advanced or the obligation is incurred or payable, until paid by the borrowers.  If a loan is repaid on the same day made, one day's interest shall accrue.  We are obligated to comply with certain covenants under the credit facility.

During  the third quarter of 2011 and in the normal course of business, the Company chose to enter into various master security agreements and a capital lease agreement as a different option from off-balance sheet operating leases to finance the purchase of revenue equipment at more favorable rates. The master security agreements provide for funding structured as promissory notes. The Company entered into these master security agreements to finance $6.7 million of revenue equipment in the third quarter of 2011. The effective interest rates on the promissory notes range from 5.5% to 6.4%.  The capital lease obligation for approximately $3.0 million of revenue equipment is structured as a 60- month rental agreement with a fixed price purchase option.  The effective interest rate on the lease is approximately 6.8%.  The capital lease agreement requires us to pay personal property taxes, maintenance, and operating expenses.

4.    Income Taxes

The Company’s income is taxed in the United States of America and various state jurisdictions. Our federal returns for 2008 and each subsequent year are presently subject to further examination by the Internal Revenue Service.  State returns are filed in most state jurisdictions, with varying statutes of limitations.

The Company calculates income taxes in accordance with US GAAP which requires that, for interim periods, we project full-year income and permanent differences between book income and taxable income in order to calculate an effective tax rate for the entire year.  The projected effective tax rate is used to calculate our income tax provision or benefit for the interim periods’ year-to-date financial results.  Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years when those temporary differences are expected to reverse. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized.  The calculation of the deferred tax assets and liabilities, as well as the decision to recognize a tax benefit from an uncertain position and to establish a valuation allowance require management to make estimates and assumptions. We believe that our assumptions and estimates are reasonable, although actual results may have a positive or negative material impact on the balances of deferred tax assets and liabilities, valuation allowances or net income (loss).  Only the assumptions and estimates for the calendar year 2011 are used to determine the reasonableness of the Company’s deferred tax assets and liabilities as of the period ended September 30, 2011.  Due to the operating results in the third quarter of 2011 and our projections for 2011, an adjustment to our valuation allowance was determined to be necessary.  Therefore, for the nine months ended September 30, 2011, the Company recorded a valuation allowance totaling $7.2 million relating to federal and state deferred tax assets.

For the nine months ended September 30, 2011, our effective tax benefit rate was 5.6% compared to 33.4% in the same period of 2010.   This rate approximates our expected tax benefit rate for the entire year and has been applied to year-to-date results from operations.  The difference between our effective tax rate and the federal statutory rate of 35% is primarily attributable to valuation allowances, non-deductible driver related expenses and state income taxes.

5.  Loss per common share

Basic and diluted loss per common share was computed as follows:

	(in thousands, except per-share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net loss	$(13,668)	$(2,281)	$(24,910)	$(10,431)

Denominator:
Basic-weighted average shares	17,663	17,384	17,557	17,223
Effect of dilutive stock options	-	-	-	-
Diluted-weighted average shares	17,663	17,384	17,557	17,223

Basic loss per common share	$(0.77)	$(0.13)	$(1.42)	$(0.61)
Diluted loss per common share	$(0.77)	$(0.13)	$(1.42)	$(0.61)

For the three months ended September 30, 2011 and 2010, options totaling 452,000 and 554,000, respectively, were outstanding, but were not included in the calculation of diluted weighted average shares as their exercise prices were greater than the average market price of the common shares.  For the nine months ended September 30, 2011 and 2010, options totaling 443,000 and 552,000, respectively, were outstanding but were not included in the calculation of diluted weighted average shares as their exercise prices were greater than the average market price of the common shares.  As of September 30, 2011, the Company has granted 366,000 deferred stock units which have a contractual participation right to share in current earnings and voting rights. These deferred stock units are included in basic weighted average shares outstanding.

6.    Related Party Transactions

The Company purchases trailers and trailer refrigeration units that are used in our operations from W&B Service Company, L.P. (“W&B”), an entity in which we own a 19.9% equity interest. The Company accounts for that investment under the equity method of accounting.  As of September 30, 2011 and 2010, our equity investment in W&B was $1.5 million, which is included in "Other Assets" in the accompanying consolidated condensed balance sheets.

For the nine months ended September 30, 2011 and 2010, our equity in the earnings of W&B before profit elimination was $0.7 million and $0.4 million, respectively. Cash distributions to us from W&B’s earnings were $1.0 million for the same period in 2011 and 2010, respectively.

During the three months ended September 30, 2011 and 2010, the Company’s purchases from W&B for trailers and refrigeration units totaled $19.5 million and $11.5 million, respectively.  During the nine month periods ended September 30, 2011 and 2010, the purchases were $23.1 million and $11.5 million, respectively.  The Company also utilizes W&B to provide routine maintenance and warranty repair of trailers and refrigeration units.  During the three months ended September 30, 2011 and 2010, W&B invoiced the Company $0.2 million and $0.3 million, respectively, for maintenance and repair services, accessories and parts.   During the nine months ended September 30, 2011 and 2010, W&B invoiced the Company $0.8 million and $0.9 million, respectively, for maintenance and repair services, accessories and parts.

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

8.    Recent Accounting Pronouncements

We have reviewed recently issued accounting pronouncements and determined that they do not have a material impact on our consolidated financial statements.

9.     Assets held for sale

Revenue equipment categorized as assets held for sale, net of accumulated depreciation on the Consolidated Condensed Balance Sheet at September 30, 2011 totaled $10.8 million. Assets held for sale are no longer subject to depreciation, and are recorded at the lower of depreciated carrying value or fair market value less selling costs. We expect to sell these assets by the end of 2011 as stated below in Note 10, Subsequent Events.

10.     Subsequent Events

On October 5, 2011, the Company announced that it will restructure its dry-freight service offerings to improve operating efficiencies.  The Company will continue to offer dry-freight options in certain lanes via the Company’s temperature-controlled trailers; however, it will no longer provide dry freight services via a dedicated fleet of dry van trailers.  The Company will use the proceeds of these sales, which it anticipates to be approximately $15.5 million, to reduce debt.

On October 20, 2011, the Company announced an agreement to sell substantially all trailers and most of the tractors related to our dry-freight services to a major transportation company specializing in these services.  Further restructuring associated with this business decision are under review, which will include a reduction in back office work force and will be recorded in the fourth quarter of 2011 along with any additional costs related to the restructuring.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated condensed financial statements and our Annual Report on Form 10-K for the year ended December 31, 2010.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those included in our Form 10-K, “Part I, Item 1A . Risk Factors” for the year ended December 31, 2010.  We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

Business Overview

The results for the third quarter ended September 30, 2011 were extremely disappointing.  The unfavorable outcome of two disputed insurance claims from 2005 and 2006, significantly higher maintenance costs as a result of higher average age of tractors and higher than anticipated startup costs attributable to the expansion of logistics services for an existing customer combined to significantly increase operating costs for the quarter.  In addition, hurricane Irene struck the Northeast in late August and caused additional operating inefficiencies including the greater use of purchased transportation from outside carriers. High fuel prices, driver shortages, and equipment costs continued as major challenges for the trucking industry; therefore, emphasis on yield improvement and driver retention and recruitment continued as key areas of focus.  We capitalized on the success of our driver academy to bolster recruitment efforts and implemented yield improvement initiatives to offset the rising costs associated with equipment and fuel.   Influenced by the industry driver shortage and more specifically a reduction in owner operators, we finished the third quarter of 2011 with 41 fewer trucks in service, on average, versus the third quarter of 2010.  The FFE Driver Academy provided 219 drivers to the Company during the third quarter and had 116 drivers enrolled in the training program by the end of the quarter.  In the third quarter of 2011 the Company increased its training and related driver academy costs by approximately $0.5 million compared to the same period in 2010.  These efforts will continue as the driver shortage is expected to continue for the foreseeable future.

Pressure on operating costs continues to increase despite the ongoing softness in the economy.  High fuel prices have put pressure on consumer spending habits.  We are now experiencing rising commodity prices that have caused equipment costs to increase almost 40% over the last six years and approximately 6% in 2011 alone.  Tire prices are increasing this year in the range of 15% to 20% as our tire costs increased $0.6 million in the third quarter of 2011 compared to the same period in 2010.  These costs are placing continued rate pressure on the trucking industry which has not recovered from the rate losses of the past few years.

On a positive note, less-than-truckload (“LTL”) and brokerage and logistics services revenues improved compared to the same quarter last year. Improving demand and tightened capacity for truckload services continued to support rates in the nine months ended September 30, 2011 with overall improved rates per mile compared to last year.  LTL tonnage and shipment count increased during the third quarter of 2011 compared to the same period in 2010.  During the third quarter of 2011, the Company achieved an improvement of 4.3% in its revenue per total mile and 4.4% in revenue per hundredweight, versus the same period in 2010.  While these rate improvements were insufficient to offset increasing costs during the third quarter, we are continuing to implement rate increases and change our business mix to offset costs and improve yield.  The current capacity constraints, increases in LTL tonnage and shipment count ultimately resulted in improved pricing per hundredweight.   Our revenues continued to show improvement in the third quarter of 2011 as a result of continued emphasis on pricing in truckload services and increased tonnage in our LTL service.   We continue to focus on providing excellent service and have deployed information technology that we anticipate will differentiate our services and improve shipping efficiencies.  Compared to last year’s levels, the surge in fuel prices in 2011 has increased shippers’ resistance to fuel price surcharges. Fuel surcharges help to offset the higher cost of tractor fuel only and do not offset higher fuel costs related to refrigerated trailers. Other escalating costs related to equipment, government regulations such as the Compliance Safety Accountability (“CSA”) program, or higher driver recruiting and retention costs must be overcome by higher rates and business levels.

We are a national leader in full service temperature controlled transportation services and other freight services such as, dedicated, brokerage and logistics services, and dry-freight for a wide range of customers.  We generate our revenue from truckload, LTL, dedicated and brokerage and logistics services we provide to our customers.  Generally, we are paid either by the mile, the weight or the number of trucks being utilized by our dedicated service customers.  We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention and other ancillary services.  The main factors that affect our revenue are the rate per mile we receive from our customers, the percentage of miles for which we are compensated and the number of miles we generate with our equipment.  These factors relate to, among other things, the United States economy, inventory levels, the level of truck capacity in the transportation industry and specific customer demand.  We monitor our revenue production primarily through average revenue per truck per week, net of fuel surcharges, revenue-per-hundredweight for our LTL services, empty mile ratio, revenue per loaded (and total) miles, the number of linehaul shipments, loaded miles per shipment and the average weight per shipment.

Results of Operations

During the third quarter of 2011, our total operating revenue increased by $8.9 million, or 9.5%, compared to the same period in 2010.  Our total operating revenue, net of fuel surcharges, increased $2.0 million, or 2.6%, to $81.5 million from $79.5 million compared to the same period in 2010.  Excluding fuel surcharges, our average revenue per tractor per week increased 0.6% to $3,229 from $3,209, as a result of a 4.3% increase in revenue per total mile and decrease in our empty mile ratio to 11.4% from 11.7% compared to the same period in 2010.

Our truckload revenue decreased $2.6 million in the third quarter of 2011, or 5.5%, primarily due to a reduction in weekly average trucks in service and a decrease in revenue related to our dry-freight services.  As a result of continued tightened capacity, targeted price increases and our focus on service, our truckload revenue per loaded mile improved in the third quarter of 2011 to $1.63 from $1.56 compared to the same period in 2010, an increase of 4.5%.  LTL tonnage levels increased 0.1% in the third quarter of 2011 as a result of business from existing customers and the addition of freight from new customers. Although some softness in LTL rates continues, efforts were initiated to address specific pricing increases and other yield enhancements. Revenue-per-hundredweight increased 4.4% in the third quarter of 2011 to $14.44 from $13.83 in the same period of 2010.  In the third quarter of 2011, brokerage and logistics services revenue grew by 244.1%, primarily due to expanded logistics services provided to an existing customer and to a lesser extent, revenue from services provided to customers in the oil field services industry compared to the same period of 2010.  These expanded logistics services include contract-pricing based temperature controlled truckload, LTL and brokered services, while the oil field services revenue pertains to both brokered and asset-based transportation services. Dedicated revenue declined 5.3% in the third quarter of 2011 compared to the same period in 2010.

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

Our total operating expenses as a percentage of total operating revenue, or “operating ratio,” was 113.1% for the third quarter of 2011 compared to 107.3% for the same period in 2010.  In dollar terms, operating expenses increased at a higher rate than our revenue due to increased fuel costs, settlement of certain insurance claims, increased supplies and equipment expenses due to higher maintenance costs, increased freight handling expenses in our LTL operations and start-up costs related to our logistics services, the driver academy and driver recruiting costs.   Our loss per basic and diluted share increased in the third quarter of 2011 to $0.77 compared to $0.13 in the same period of 2010.

                Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At September 30, 2011, we had $28.4 million outstanding under our credit facility and $54.6 million in shareholders’ equity.  In the third quarter of 2011, we added approximately $14.9 million of property and equipment, had $1.2 million of sales proceeds from dispositions, and recognized a gain of $0.7 million for the disposition of used equipment.  These capital expenditures were funded with cash flows from operations, borrowings under our credit facility, proceeds from structured promissory notes and a capital lease.  We estimate capital expenditures, net of proceeds from dispositions, will range from $15 to $17 million in 2011. Due to favorable financing rates and terms compared to operating lease alternatives, our capital expenditures increased from prior estimates as planned equipment acquisitions were purchased instead of procured through operating leases.

The following table summarizes and compares the significant components of revenue and presents our operating ratio and revenue per truck per week for each of the three- and nine-month periods ended September 30:

	Three Months		Nine Months
Revenue from: (a)	2011	2010	2011	2010
Temperature-controlled fleet	$29,875	$29,776	$90,231	$85,935
Dry-freight fleet	10,444	12,906	33,567	42,197
Total truckload linehaul services	40,319	42,682	123,798	128,132
Dedicated fleets	4,140	4,374	13,051	12,985
Total truckload	44,459	47,056	136,849	141,117
Less-than-truckload linehaul services	30,740	29,408	85,908	82,412
Fuel surcharges	21,298	14,382	62,683	41,886
Brokerage and logistics services	5,585	1,623	8,269	5,388
Equipment rental	752	1,401	2,561	3,866
Total operating revenue	102,834	93,870	296,270	274,669

Operating expenses	116,311	100,733	322,296	290,422
Loss from operations	$(13,477)	$(6,863)	$(26,026)	$(15,753)
Operating ratio (b)	113.1%	107.3%	108.8%	105.7%

Total truckload revenue	$44,459	$47,056	$136,849	$141,117
Less-than-truckload revenue	30,740	29,408	85,908	82,412
Total linehaul and dedicated fleet revenue	$75,199	$76,464	$222,757	$223,529

Weekly average trucks	1,772	1,813	1,772	1,779
Revenue per truck per week (c)	$3,229	$3,209	$3,223	$3,222

Computational notes:
(a)	Revenue and expense amounts are stated in thousands of dollars.
(b)	Operating expenses divided by total operating revenue.
(c)	Average daily revenue, times seven, divided by weekly average trucks.

The following table summarizes and compares selected statistical data relating to our freight operations for each of the three- and nine-month periods ended September 30:

	Three Months		Nine Months
Truckload	2011	2010	2011	2010
Total linehaul miles (a)	27,994	30,923	87,748	94,843
Loaded miles (a)	24,809	27,294	77,889	83,805
Empty mile ratio (b)	11.4%	11.7%	11.2%	11.6%
Linehaul revenue per total mile (c)	$1.44	$1.38	$1.41	$1.35
Linehaul revenue per loaded mile (d)	$1.63	$1.56	$1.59	$1.53
Linehaul shipments (a)	27.8	31.0	86.4	93.5
Loaded miles per shipment (e)	891	882	902	896
LTL
Hundredweight	2,128,575	2,126,278	6,194,980	5,990,371
Shipments (a)	70.3	68.6	198.3	191.6
Linehaul revenue per hundredweight (f)	$14.44	$13.83	$13.87	$13.76
Linehaul revenue per shipment (g)	$437	$429	$433	$430
Average weight per shipment (h)	3,026	3,098	3,124	3,126

Computational notes:
(a)	Amounts are stated in thousands.
(b)	Total truckload linehaul miles less truckload loaded miles, divided by total truckload linehaul miles.
(c)	Revenue from truckload linehaul services divided by total truckload linehaul miles.
(d)	Revenue from truckload linehaul services divided by truckload loaded miles.
(e)	Total truckload loaded miles divided by number of truckload linehaul shipments.
(f)	LTL revenue divided by LTL hundredweight.
(g)	LTL revenue divided by number of LTL shipments.
(h)	LTL hundredweight times one hundred divided by number of shipments.

The following table summarizes and compares the makeup of our fleets between company-provided tractors and tractors provided by owner operators as of September 30:

	2011	2010
Total company tractors available	1,613	1,507
Total independent contractor tractors available	286	312
Total tractors available	1,899	1,819
Total trailers available	3,826	3,600

Comparison of Three Months Ended September 30, 2011 to Three Months Ended September 30, 2010

The following table sets forth revenue, operating income, operating ratios and revenue per truck per week and the dollar and percentage changes of each:

Revenue from (a)	2011	2010	Dollar Change 2011 vs. 2010	Percentage Change 2011 vs. 2010
Temperature-controlled fleet	$29,875	$29,776	$99	0.3%
Dry-freight fleet	10,444	12,906	(2,462)	(19.1)
Total truckload linehaul services	40,319	42,682	(2,363)	(5.5)
Dedicated fleets	4,140	4,374	(234)	(5.3)
Total truckload	44,459	47,056	(2,597)	(5.5)
Less-than-truckload linehaul services	30,740	29,408	1,332	4.5
Fuel surcharges	21,298	14,382	6,916	48.1
Brokerage and logistics services	5,585	1,623	3,962	244.1
Equipment rental	752	1,401	(649)	(46.3)
Total operating revenue	102,834	93,870	8,964	9.5

Operating expenses	116,311	100,733	15,578	15.5
Loss from operations	$(13,477)	$(6,863)	$(6,614)	96.4%
Operating ratio (b)	113.1%	107.3%

Total truckload revenue	$44,459	$47,056	$(2,597)	(5.5)%
Less-than-truckload revenue	30,740	29,408	1,332	4.5
Total linehaul and dedicated fleet revenue	$75,199	$76,464	$(1,265)	(1.7)%

Weekly average trucks	1,772	1,813	(41)	(2.3)%
Revenue per truck per week (c)	$3,229	$3,209	$20	0.6%

Computational notes:
(a)	Revenue and expense amounts are stated in thousands of dollars.
(b)	Operating expenses divided by total operating revenue.
(c)	Average daily revenue, times seven, divided by weekly average trucks in service.

Total operating revenue increased $8.9 million, or 9.5%, in the third quarter of 2011 to $102.8 from $93.9 million compared to the same period in 2010.  Excluding fuel surcharges, our total operating revenue increased $2.0 million, or 2.5%, to $81.5 million from $79.5 million compared to the same period in 2010.

                Truckload revenue, excluding fuel surcharges, decreased $2.6 million, or 5.5%, to $44.5 million from $47.1 million in 2010.  Truckload revenues declined primarily due to a reduction in the average number of trucks in service to 1,772 from 1,813 and a reduction in revenue from dry-freight services compared to the same period in 2010.  Loaded miles declined 9.1% to 24.8 million from 27.3 million in the same period of 2010.  Our empty mile ratio decreased to 11.4% from 11.7% compared to the same period in 2010.   Following the same pattern from the second quarter, the continued tightened capacity in the truckload sector was reflected in truckload revenue per loaded mile, which improved 4.5% in the third quarter to $1.63 from $1.56 compared to the same period in 2010.

LTL revenue increased $1.3 million, or 4.5%, to $30.7 million from $29.4 million.  The increase in revenue was primarily driven by an increase in the number of shipments combined with higher weight per shipment.  Total tonnage shipped for the quarter increased slightly 0.1% to 212.9 million pounds from 212.6 million pounds compared to the same period in 2010.  Revenue-per-hundredweight improved to $14.44 in the third quarter of 2011 from $13.83 in the same period in 2010.

Brokerage and logistics services revenue grew $4.0 million, or 244.1%, primarily due to expanded logistics services provided to an existing customer and to a lesser extent, revenue from services provided to new customers in the oil field services industry.  These expanded logistics services include contract-pricing based temperature controlled truckload, LTL and brokered services, while the oil field services revenue pertains to both brokered and asset-based transportation services.

Fuel surcharges represent the cost of fuel that we are able to pass along to our customers based upon changes in the Department of Energy’s weekly indices.  Net fuel prices per gallon increased approximately 39.5% during the third quarter of 2011, resulting in increased fuel surcharges of $6.9 million, or an increase of 48.1% compared to the same period in 2010.  The higher fuel surcharge is offset by increased fuel costs to the Company within fuel and purchased transportation expenses.  Since fuel surcharges only apply to billable miles, or laden miles, they do not help offset the fuel costs incurred by empty, or out of route miles, or the use of fuel in our refrigeration units.

                The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our consolidated condensed statements of operations and those items as a percentage of revenue:

	(in thousands) Dollar Change	Percentage Change	Percentage of Revenue
	2011 vs. 2010	2011 vs. 2010	2011	2010
Total operating revenue	$8,964	9.5%	100.0%	100.0%

Operating expenses
Salaries, wages and related expenses	1,523	5.0	30.9	32.2
Purchased transportation	225	1.2	17.9	19.3
Fuel	7,385	40.0	25.1	19.7
Supplies and maintenance	2,263	16.8	15.3	14.3
Revenue equipment rent	(153)	(1.6)	8.9	10.0
Depreciation	611	14.5	4.7	4.5
Communications and utilities	(116)	(9.0)	1.1	3.7
Claims and insurance	3,990	114.5	7.3	1.4
Operating taxes and licenses	(18)	(1.8)	1.0	1.1
Gain on sale of property and equipment	(649)	5408.3	(0.6)	0.0
Miscellaneous	517	46.6	1.6	1.1
Total operating expenses	$15,578	15.5%	113.1%	107.3%

Total operating expenses for the third quarter of 2011 increased $15.6 million, or 15.5%, to $116.3 million from $100.7 million during the same period in 2010.  The operating ratio increased in the third quarter of 2011 to 113.1% from 107.3% in the same period of 2010, as our operating expenses increased at a higher rate than our revenue.  The increase was in part due to an adjustment for a liability claim settlement recorded in the third quarter of 2011.  Also contributing to the increase was the ongoing increase in fuel costs, increase in supplies and maintenance costs mainly due to aged equipment repair, and driver costs related to recruiting and the driver academy.

Salaries, wages and related expenses consist of compensation for our employees, including drivers and non-drivers.  It also includes employee-related costs, including the costs of payroll taxes, work-related injuries, group health insurance and other employee benefits.  The most variable of these salary, wage and related expenses is driver pay, which is affected by the mix of company drivers and owner operators in our fleets as well as efficiencies in our over-the-road operations.  Driver salaries including per diem costs increased $0.7 million in the third quarter of 2011, or 4.3%, primarily due to an increase in driver headcount offset by decrease in miles driven. Recent graduates of our driving academy continue to train with an experienced driver for six weeks, contributing to the driver headcount increase. Non-driver salaries remained relatively flat in the third quarter of 2011 compared to the same period in 2010. Our non-driving employee headcount was 779 at the end of the third quarter of 2011 compared to 710 at the end of the same period in 2010. The majority of the increase in headcount resulted from additional dock workers, customer service representatives and employees to support new logistics services. Driven by a 50.8% increase in group health costs, group health insurance and work related injury costs increased $0.6 million in the third quarter of 2011.

Purchased transportation expense consists of payments to owner operators for the equipment and services they provide, payments to other motor carriers who handle our brokerage or cartage services and to various railroads for intermodal services.  It also includes fuel surcharges paid to our owner operators for which we charge our customers.  These expenses are highly variable with revenue and/or the mix of company drivers versus owner operators.  Purchased transportation expense slightly increased $0.2 million, or 1.2%, in the third quarter of 2011 compared to the same period in 2010.   Intermodal purchased transportation expense decreased $0.5 million, or 12.1%, compared to the same period in 2010. The portion of our purchased transportation connected with our truckload and LTL services decreased $1.7 million, excluding fuel surcharges, primarily reflecting a decrease in the number of owner operators utilized during the third quarter of 2011.  Purchased transportation associated with our brokerage and logistics services increased $1.4 million, or 105.0% in the third quarter of 2011 compared to the same period in 2010, primarily due to expanded logistics services provided to an existing customer as well as services provided to customers in the oil field services industry.  Fuel payments to our owner operators increased $0.9 million in the third quarter of 2011, or 35.9%, to $3.5 million from $2.6 million compared to the same period in 2010 due to an increase in fuel surcharges.

Fuel expense and fuel taxes increased by $7.4 million, or 40.0%, to $25.9 million from $18.5 million compared to the same period in 2010.   The increase was primarily due to a 39.5% increase in net fuel price per gallon.  We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover a portion of fuel price increases through fuel surcharges and rates to our customers.  Our fuel surcharges apply to tractor fuel, but not to fuel used for the refrigeration units.

 Supplies and maintenance expenses primarily consist of repairs, maintenance and tires along with load specific expenses including loading/unloading, tolls, pallets, pickup and delivery and recruiting.  Supplies and maintenance costs increased $2.3 million, or 16.8%, in the third quarter of 2011 compared to the same period in 2010.  The increase in expense was primarily a result of higher tractor repairs and maintenance costs of $1.1 million due to an increase in the average age of the fleet, an increase in freight handling of $0.3 million, and driver related expenses of $0.5 million.  In addition, tire cost has been influenced by multiple price increases during the quarter, increasing 15% to 20% compared to earlier in the year.

Total revenue equipment rent decreased $0.2 million in the third quarter of 2011, or 1.6%, to $9.2 million from $9.4 million compared to the same period in 2010.  The lower cost is primarily due to a decrease in the average number of tractors under lease at the end of the second quarter of 2011 of 1,105 compared to 1,147 in the same period of 2010. The average cost of equipment will increase as we replace older equipment with new equipment.  We expect equipment costs to increase in future periods as a result of higher prices of new equipment.

Depreciation expense relates to owned tractors, trailers, communications units, service centers and other assets. Gains or losses on dispositions of revenue equipment are set forth in a separate line item within our statements of operations.  Depreciation expense increased $0.6 million, or 14.5%, primarily as a result of purchasing revenue equipment off of lease programs, purchasing new trailers as well as an increase in depreciation resulting from new technology equipment placed in service.  Depreciation expense is also dependent upon the mix of Company-owned equipment versus leased equipment.  Future depreciation expense will also be impacted by our leasing decisions.

Claims and insurance expense consists of the costs of premiums, as well as reserves we make within our self-insured retention program, primarily for personal injury, property damage, physical damage and cargo claims.  These expenses vary and are dependent on the frequency and severity of accidents, our self-insured retention amounts and the insurance market. Claims and insurance costs increased in the third quarter of 2011 by $4.0 million, or 114.5%, to $7.5 million from $3.5 million in the same period of 2010.  The increase was primarily due to a $3.3 million unfavorable settlement of an award including interest and other legal costs for a claim from 2005 and an adjustment recorded for a liability claim settled during the quarter.  The Company is responsible for the first $4.0 million on each personal injury and property damage claim.  We have excess coverage from $4.0 million to $75.0 million.   Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, a claim that approaches the maximum self-insured retention level or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

The Company’s effective tax expense rate was 0.5% for the three months ended September 30, 2011 versus a tax benefit rate of 65.8% for the three months ended September 30, 2010.  We pay our drivers a per-diem allowance for travel related expenses for which we are only able to deduct 80% for tax purposes.  The difference between our effective tax rate and the federal statutory rate of 35% is primarily attributable to valuation allowances, non-deductible driver related expenses and state income taxes.

As a result of factors described above, our net loss increased to $13.7 million in the third quarter of 2011 compared to a net loss of $2.3 million in the same period of 2010.  Our net loss per share decreased to $0.77 per diluted share from a net loss of $0.13 per diluted share in 2010.

Comparison of Nine Months Ended September 30, 2011 to Nine Months Ended September 30, 2010

The following table sets forth revenue, operating income, operating ratios and revenue per truck per week and the dollar and percentage changes of each:

Revenue from (a)	2011	2010	Dollar Change 2011 vs. 2010	Percentage Change 2011 vs. 2010
Temperature-controlled fleet	$90,231	$85,935	$4,296	5.0%
Dry-freight fleet	33,567	42,197	(8,630)	(20.5)
Total truckload linehaul services	123,798	128,132	(4,334)	(3.4)
Dedicated fleets	13,051	12,985	66	0.5
Total truckload	136,849	141,117	(4,268)	(3.0)
Less-than-truckload linehaul services	85,908	82,412	3,496	4.2
Fuel surcharges	62,683	41,886	20,797	49.7
Brokerage and logistics services	8,269	5,388	2,881	53.5
Equipment rental	2,561	3,866	(1,305)	(33.8)
Total operating revenue	296,270	274,669	21,601	7.9

Operating expenses	322,296	290,422	31,874	11.0
Loss from operations	$(26,026)	$(15,753)	$(10,273)	65.2%
Operating ratio (b)	108.8%	105.7%

Total truckload revenue	$136,849	$141,117	$(4,268)	(3.0)%
Less-than-truckload revenue	85,908	82,412	3,496	4.2
Total linehaul and dedicated fleet revenue	$222,757	$223,529	$(772)	(0.3)%

Weekly average trucks	1,772	1,779	(7)	(0.4)%
Revenue per truck per week (c)	$3,223	$3,222	$1	-%

Computational notes:
(a)	Revenue and expense amounts are stated in thousands of dollars.
(b)	Operating expenses divided by total operating revenue.
(c)	Average daily revenue, times seven, divided by weekly average trucks.

Total operating revenue increased $21.6 million, or 7.9%, in the nine months ended September 30, 2011 to $296.3 million from $274.7 million in the same period in 2010.  Excluding fuel surcharges, our total operating revenue increased $0.8 million, or 0.3%, to $233.6 million from $232.8 million compared to the same period in 2010.

Truckload services continued to be impacted by a shortage of drivers. The nine months ended September 30, 2011 registered average trucks in service that were essentially flat compared to the same period in 2010.  Truckload revenue, excluding fuel surcharges, decreased $4.3 million, or 3.0%, to $136.8 million from $141.1 million in 2010 primarily due to a decrease in dry freight services.  Loaded miles decreased 7.1% to 77.9 million from 83.8 million in the same period of 2010.   Our empty mile ratio decreased to 11.2% from 11.6% compared to the same period in 2011.  Our revenue per loaded mile increased to $1.59 from $1.53 in the same period of 2010 due to the strength of pricing programs, which are successful in part by the capacity supply constraints related to the tight driver market.

Driven by increased shipment tonnage and number of shipments, LTL revenue increased $3.5 million, or 4.2%, to $85.9 million from $82.4 million in the same period in 2010.  Total tonnage for the nine months ended September 30, 2011 increased 3.4% to 619.4 million pounds from 599.0 million pounds compared to the same period in 2010.   Unlike the truckload services market, our LTL services met resistance to price increases in the first two quarters of 2011, as this sector has enjoyed more availability to capacity than the truckload market, but we achieved pricing gains in the third quarter of 2011.  Despite this road block, our revenue-per-hundredweight increased to $13.87 in the nine months ended September 30, 2011, from $13.76 compared to the same period in 2010.

Brokerage and logistics services revenue grew $2.9 million, or 53.5%, primarily due to expanded logistics services provided to an existing customer and to a lesser extent, revenue from services provided to customers in the oil field services industry.  These expanded logistics services include contract-pricing based temperature controlled truckload, LTL and brokered services, while the oil field services revenue pertains to both brokered and asset-based transportation services.

Fuel surcharges represent the cost of fuel that we are able to pass along to our customers based upon changes in the Department of Energy’s weekly indices.  Net fuel prices per gallon increased approximately 37.1% during the nine months ended September 30, 2011, resulting in increased fuel surcharges of $20.8 million, an increase of 49.7% compared to the same period in 2010.  The higher fuel surcharge is offset by increased fuel costs to the Company within fuel and purchased transportation expenses.

                The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our consolidated condensed statements of operations and those items as a percentage of revenue:

	(in thousands) Dollar Change	Percentage Change	Percentage of Revenue
	2011 vs. 2010	2011 vs. 2010	2011	2010
Total operating revenue	$21,601	7.9%	100%	100.0%

Operating expenses
Salaries, wages and related expenses	3,580	4.1	30.7	31.8
Purchased transportation	(4,116)	(7.4)	17.5	20.4
Fuel	21,872	42.2	24.9	18.9
Supplies and maintenance	6,551	18.2	14.4	13.1
Revenue equipment rent	(563)	(2.1)	9.0	9.9
Depreciation	1,761	14.5	4.7	4.4
Communications and utilities	(140)	(3.8)	1.2	1.3
Claims and insurance	2,440	22.7	4.5	3.9
Operating taxes and licenses	(120)	(3.7)	1.1	1.2
Gain on sale of property and equipment	(642)	108.4	(0.4)	(0.2)
Miscellaneous	1,251	40.3	1.5	1.1
Total operating expenses	$31,874	11.0%	108.8%	105.7%

Total operating expenses for the nine months ended September 30, 2011 increased $31.9 million, or 11.0%, to $322.3 million from $290.4 million compared to the same period in 2010.   The operating ratio increased 3.1% to 108.8% from 105.7% compared to the same period in 2010.

Salaries, wages and related expenses consist of compensation for our employees, including drivers and non-drivers.  It also includes employee-related costs, including the costs of payroll taxes, work-related injuries, group health insurance and other fringe benefits.  The most variable of these salary, wage and related expenses is driver pay, which is affected by the mix of company drivers and owner-operators in our fleets as well as our efficiencies in our over-the-road operations.  Driver salaries including per diem costs increased $2.9 million, or 5.8%, in the nine months ended September 30, 2011 compared to the same period in 2010 primarily due to an increase in driver headcount offset by fewer miles driven.  Non-driver salaries increased $0.4 million as a result of hiring additional operations personnel for dedicated areas including instructors for the FFE Driver Academy, as well as for dock workers, customer service representatives and employees to support new logistics services.  Despite a significant increase in group health costs in the third quarter ended September 30, 2011, group health insurance costs and work-related injury decreased $0.4 million in the nine months ended September 30, 2011 due to a decrease in the average cost of claims in the first half of 2011, offset by an increase in cost of claims dollars incurred in the third quarter of 2011compared to the same period in 2010.

Purchased transportation expense consists of payments to owner operators for the equipment and services they provide, payments to other motor carriers who handle our brokerage and cartage services and to various railroads for intermodal services.  It also includes fuel surcharges paid to our owner operators for which we charge our customers.  These expenses are highly variable with revenue and/or the mix of company drivers versus owner operators.  Purchased transportation expense decreased $4.1 million, or 7.4%, in the nine months ended September 30, 2011 compared to the same period in 2010.  Purchased transportation expense related to our intermodal service decreased by $0.7 million excluding fuel surcharges, or 6.7%, compared to the same period in 2010.  The portion of our purchased transportation connected with our truckload and LTL services decreased $6.2 million, excluding fuel surcharges, in the nine months ended September 30, 2011, primarily reflecting a decrease in the number of owner operators utilized during 2011 compared to the same period in 2010.  Purchased transportation associated with our brokerage and logistics services increased $0.5 million, or 11.4% in the nine months ended September 30, 2011 compared to the same period in 2010, primarily due to a significant addition to our brokerage and logistics services customer base in the third quarter of this year.  Fuel payments to our owner operators increased $2.2 million, or 26.1%, to $10.5 million from $8.3 million compared to the same period in 2010 due to an increase in fuel surcharges.

Fuel expense and fuel taxes increased $21.9 million, or 42.2%, in the nine months ended September 30, 2011 to $73.7 million from $51.8 million compared to the same period in 2010.   The increase was primarily due to a 37.1% increase in net fuel price per gallon.  We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover a portion of fuel price increases through fuel surcharges and rates to our customers.  Our fuel surcharges apply to tractor fuel burned in loaded miles, but not empty miles, and do not apply to fuel used for the refrigeration units.

Supplies and maintenance expenses primarily consist of repairs, maintenance and tires along with load specific expenses including loading/unloading, tolls, pallets, pickup and delivery and recruiting.  Supplies and maintenance costs increased $6.6 million in the nine months ended September 30, 2011, or 18.2%, compared to the same period in 2010.  This increase was primarily driven by an increase in fleet repairs and maintenance costs of $2.1 million due to an increase in the average age of the fleet, an increase in freight handling costs of $1.3 million, additional costs of $1.1 million related the driver academy, and $0.9 million related to driver recruiting compared to the same period in 2010.

Total revenue equipment rent decreased $0.6 million, or 2.1%, in the nine months ended September 30, 2011 to $26.5 million from $27.1 million in the same period of 2010.  The lower costs are primarily due to a decrease in the average number of tractors under lease at the end of September 2011 of 1,074, compared to 1,145 at the same period in 2010.  The average cost of equipment will increase as we replace older equipment with new equipment.  We expect equipment costs to increase in future periods as a result of higher prices of new equipment.

Depreciation expense relates to owned tractors, trailers, communications units, service centers and other assets. Gains or losses on dispositions of revenue equipment are set forth in a separate line item within our statements of operations.  Depreciation expense increased $1.8 million, or 14.5%, primarily as a result of purchases of revenue equipment off of lease programs, purchases of new trailers as well as an increase in depreciation resulting from new technology equipment placed in service.  Depreciation expense is also dependent upon the mix of company-owned equipment versus leased equipment.  Future depreciation expense will also be impacted by our leasing decisions.

Claims and insurance expense consists of the costs of premiums, as well as reserves we make within our self-insured retention program, primarily for personal injury, property damage, physical damage and cargo claims.  These expenses vary and are dependent on the frequency and severity of accidents, our self-insured retention amounts and the insurance market. Claims and insurance costs increased by $2.4 million, or 22.7%, in the nine months ended September 30, 2011 to $13.2 million from $10.8 million compared to the same period in 2010.   The increase was primarily due to an unfavorable settlement of a claim from 2005 and an adjustment recorded for a liability claim settled during the current quarter.  The Company is responsible for the first $4.0 million on each personal injury and property damage claim.  We have excess coverage from $4.0 million to $75.0 million.   Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, a claim that approaches the maximum self-insured retention level or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

The Company’s effective tax benefit rate was 5.6% in the nine months ended September 30, 2011 compared to 33.4% in the same period of 2010.  We pay our drivers a per-diem allowance for travel related expenses for which we are only able to deduct 80% for tax purposes.  The difference between our effective tax rate and the federal statutory rate of 35% is primarily attributable to valuation allowances, non-deductible driver related expenses and state income taxes.

As a result of factors described above, our net loss increased to $24.9 million in the nine months ended September 30, 2011 compared to a net loss of $10.4 million in the same period of 2010.  Our net loss per share increased to $1.42 per diluted share from a loss of $0.61 per diluted share in 2010.

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

    The Company announced a restructure inclusive of selling revenue equipment related to its dry-freight services stated in Item 1, Note 10 Subsequent events.  As a result, we should see a significant reduction in maintenance costs, improvement in fuel economy and other operating efficiencies.  In addition, the Company is in the process of developing and implementing other operational and sales initiatives to reduce costs and improve yield on our service offerings.  These initiatives include, but are not limited to adding service offerings which focus on improving margins and returns on assets, improving insurance and liability claims strategy to reduce, or prevent, the high settlement losses that had significant impact on third quarter operating results, reducing our equipment maintenance costs by improving our average fleet age, and reducing our payroll costs through a reduction in back office staffing levels.  We expect these changes to improve our operating results in the future.

 In November 2007, our Board of Directors approved a share repurchase program to repurchase up to 1.3 million shares of our common stock. This program is intended to be implemented through purchases made in either the open market or through private transactions.  The timing and extent to which we will repurchase shares depends on market conditions, our bank agreement, and other corporate considerations.  We made no open market purchases in 2011 or 2010 and have available approximately 747,000 shares that can be repurchased from that and previous authorizations. The repurchase program does not have an expiration date.

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

On March 28, 2011, the Company secured a committed credit facility with an aggregate availability of $50 million that matures in March 2015.   The facility replaced the Company’s former credit facility and has more favorable terms and provides for the ongoing working capital needs and general corporate purposes required by the company.   At September 30, 2011, $28.4 million was borrowed under the credit facility and $4.0 million of standby letters of credit were issued under the credit facility, which are used primarily for our self-insurance programs and legal matters, reducing the availability under our credit facility to $17.6 million.   As mentioned in Item 1, Note 10, Subsequent events, proceeds from the sale of revenue equipment related to our dry freight services will be used to reduce borrowings under our credit facility.

The obligations under the credit facility are guaranteed by our parent company and certain named subsidiaries and secured by a pledge of substantially all of our assets. The obligations shall bear interest (i) if a Base Rate Loan (as defined in the credit facility), at the Base Rate (as defined in the credit facility) in effect from time to time, plus the Applicable Margin(as defined in the credit facility); (ii) if a LIBOR loan, at LIBOR for the applicable interest period, plus the Applicable Margin; and (iii) if any other obligation (including, to the extent permitted by law, interest not paid when due), at the Base Rate in effect from time to time, plus the Applicable Margin for Base Rate Revolver Loans (as defined in the credit facility).  Interest shall accrue from the date the Loan is advanced or the obligation is incurred or payable, until paid by Borrowers.  If a loan is repaid on the same day it is made, one day's interest shall accrue.  We are obligated to comply with certain covenants under the new credit facility.  These covenants provide various guidelines and/or restrictions related to inspections, financial information, notices, insurance, subsidiaries, permitted debt and permitted liens.  The bank agreement calls for the Applicable Margin to be determined by the fixed charge ratio for the end of the quarter prior to the current quarter as defined in the Loan and Security Agreement.  This provision does not impact the third quarter of 2011 as the margins remain at Level II until September 30, 2011, per the bank agreement.  Should this provision have been in effect for the third quarter, our Applicable Margin would be priced under Level III.    The Applicable Margin table, as determined in the Loan and Security Agreement is shown below.

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

As of September 30, 2011, we were in compliance with the covenants under the credit facility and anticipate our compliance will continue during the remainder of 2011.

During the third quarter of 2011 and in the normal course of business, the Company chose to enter into various master security agreements and a capital lease agreement as a different option from off-balance sheet operating leases to finance the purchase of revenue equipment at more favorable rates. The master security agreements provide for funding structured as promissory notes. The Company entered into these master security agreements to finance $6.7 million of revenue equipment in the third quarter of 2011. The effective interest rates on the promissory notes range from 5.5% to 6.4%.  The capital lease obligation for approximately $3.0 million of revenue equipment is structured as a 60- month rental agreement with a fixed price purchase option.  The effective interest rate on the lease is approximately 6.8%.  The capital lease agreement requires us to pay personal property taxes, maintenance, and operating expenses. The future payments due under the notes payable and capital lease agreement are shown in Contractual Obligations within this section of Management’s Discussion and Analysis.

Cash Flows

The table below reflects our net cash flows (used in) provided by operating activities, investing activities and financing activities and outstanding debt, for the periods indicated.

	(in thousands)
	Nine Months Ended September 30,
	2011	2010
Net cash flows (used in) provided by operating activities	$(17,547)	$6,993
Net cash flows used in investing activities	(13,715)	(9,096)
Net cash flows provided by financing activities	32,207	594
Borrowings under credit facility	28,352	-

For the nine months ended September 30, 2011, cash flows used in operating activities primarily consisted of an increase in insurance and claims of $4.6 million, an increase in accounts receivable of $5.8 million and purchases of tires on equipment in use of $4.2 million.  We believe our sources of liquidity are adequate to meet our current and anticipated needs. Based upon anticipated cash flows, current borrowing availability and sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.  We estimate that capital expenditures, net of proceeds from dispositions, will range from $15 to $17 million in 2011.

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2011:

	(in thousands)
	Total	2011	2012-2013	2014-2015	After 2015
Letters of credit	$4,045	$-	$4,045	$-	$-
Purchase obligations	13,739	13,739	-	-	-
Borrowings under credit facility	28,352	-	-	28,352	-
Capital lease obligations, including interest	3,661	139	1,110	1,110	1,302
Notes payable	6,601	253	2,168	2,434	1,746
Operating leases obligations
Rentals	97,190	9,035	52,039	20,026	16,090
Residual guarantees	23,049	849	10,316	10,534	1,350
	$176,637	$24,015	$69,678	$62,456	$20,488

                The purchase obligations are commitments for equipment replacement that will be received ratably over the course of the year.

Off-Balance Sheet Arrangements

As of September 30, 2011, we had 1,178 tractors and 2,360 trailers under operating leases as well as six service centers with 10,000 square feet or more, with varying termination dates ranging from October 2011 through May 2024 and total obligations of $97.2 million.  Rent expense related to operating leases involving vehicles during the nine months ended September 30, 2011 and 2010 was $26.6 million and $27.1 million, respectively.  In general, the equipment lease renewal terms include month-to-month extensions of the regular lease terms or an early buy-out option on certain tractor leases.  These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.  As of September 30, 2011, we maintained $4.0 million in standby letters of credit related to self-insured programs and legal matters.  These standby letters of credit allow the Company to self-insure a portion of its insurance exposure.

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

Property and Equipment.  The transportation industry is capital intensive. Our net property and equipment was $63.5 million as of September 30, 2011 and $73.0 million as of December 31, 2010. Our depreciation expense was $13.9 million for the nine months ended September 30, 2011 and $12.1 million for the nine months ended September 30, 2010.  Depreciation is computed based on the cost of the asset, reduced by its estimated residual value, using the straight-line method for financial reporting purposes.  Accelerated methods are used for income tax reporting purposes.  Additions and improvements to property and equipment are capitalized at cost.  Maintenance and repair expenditures are charged to operations as incurred.  Gains and losses on disposals of revenue equipment are included in operations as they are a normal, recurring component of our operations.  We have minimal risk to the used equipment market as the majority of our tractors have a pre-arranged trade-in value typically at the end of 42 months, which is utilized as the residual value in computing depreciation expense.

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

Income Taxes.  Income taxes are accounted for in accordance with US GAAP. The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and attributable to operating loss and tax credit carryforwards. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes.  These temporary differences result in deferred tax assets and liabilities, which are included in our accompanying consolidated balance sheets.  Deferred tax assets and liabilities are measured using the tax rates enacted by certain tax laws and published guidance expected to apply to taxable income in effect to those years in which the temporary differences are expected to reverse.  To the extent it is determined it is not likely that our deferred tax assets will be recovered, a valuation allowance must be established for the amount of the deferred tax assets determined not to be realizable.  We believe that our assumptions and estimates are reasonable, although actual results may have a positive or negative material impact on the balances of deferred tax assets and liabilities, valuation allowances or net income. Based upon our recent operating history, we will continue to assess whether we will realize all, part, or none of the deferred tax assets.   We will apply judgment to determine the amount of valuation allowance, if any, that would be required in any given period.  Due to the operating results in the third quarter of 2011 and our projections for   2011, an adjustment to our valuation allowance was determined to be necessary.  Therefore, for the nine months ended September 30, 2011, the Company recorded a valuation allowance totaling $7.2 million relating to federal and state deferred tax assets.

Recent Accounting Pronouncements

We have reviewed recently issued accounting pronouncements and determined that they will not have a material impact on our consolidated financial statements.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks, primarily from price increases in fuel and certain commodities used as raw material in our equipment, and interest rates. These risks have not materially changed between December 31, 2010 and the nine months ended September 30, 2011.

Commodity Price Risk

Our operations are heavily dependent upon fuel prices.  The price and availability can vary and are subject to political, economic and market factors that are beyond our control.  Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition; however, historically, we’ve been able to recover the majority of diesel fuel price increases from customers in the form of fuel surcharges.  Fuel prices have fluctuated greatly in recent years. In some periods, our operating performance was adversely affected because we were not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharges. We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. We do not currently enter into derivative hedging arrangements that protect us against fuel price increases.  Given the volatility in fuel prices and the impact fuel surcharge revenues have on total operating revenue, we often make reference to total operating revenue excluding fuel surcharges to provide a more consistent basis for comparison of operating revenue without the impact of fluctuating fuel prices.  A 5% increase in the average fuel cost per gallon would result in annual increased fuel costs of approximately $4.9 million that would be substantially offset by fuel surcharges.

Interest Rate Risk

Our market risk is also affected by changes in interest rates.  We have historically maintained a combination of fixed rate and variable rate obligations to manage our interest rate exposure.  Fixed rates are generally maintained within our lease obligations while variable rates are contained within our credit facility.

We are exposed to interest rate risk primarily from our credit facility.  Our credit facility provides for borrowings that bear interest based on LIBOR, plus a certain percentage.  At September 30, 2011 there was $28.4 million outstanding under our current credit facility and at December 31, 2010 there was $5.7 million outstanding under our previous credit facility that has since been terminated.

As of September 30, 2011, we held no market-risk-sensitive instruments for trading purposes.  For purposes other than trading, we held approximately 56,000 shares of our common stock at a value of $0.1 million in a Rabbi Trust investment. Our consolidated financial statements include the assets and liabilities of the Rabbi Trust established to hold the investments of participants in our 401(k) Wrap Plan and for deferred compensation liabilities under our Executive Bonus and Phantom Stock Plan.  Such liabilities are adjusted from time to time to reflect changes in the market price of our common stock.  To the extent the trust assets are invested in our stock, our future compensation expense and income will be impacted by fluctuations in the market price of our stock.

Item 4.    Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

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

Item 1A.    Risk Factors

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, under the heading “Risk Factors” in Item 1A of that report.  We do not believe there has been any material changes in these risks during the nine months ended September 30, 2011.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On November 9, 2007, our Board of Directors renewed our authorization to purchase up to 1,263,900 shares of our common stock.  At September 30, 2011, there were a total of 747,200 remaining authorized shares that could be repurchased.  During the third quarter of 2011, 5,700 shares were repurchased.  The authorization did not specify an expiration date.  Shares may be purchased from time to time on the open market or through private transactions at such times as management deems appropriate.  Purchases may be discontinued by our Board of Directors at any time.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
July 2011	-	$-	-	752,900
August 2011	5,700	3.30	5,700	747,200
September 2011	-	-	-	747,200
Total	5,700	$3.30	5,700	747,200

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Removed and Reserved

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

101
The following financial statements from Frozen Food Express Industries, Inc. Form 10-Q for the quarter ended September 30, 2011, filed on October 28, 2011, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statement of Operations, (iii) Consolidated Condensed Statement of Cash Flows, (iv) Consolidated Condensed Statement of Shareholder’s Equity and (v) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FROZEN FOOD EXPRESS INDUSTRIES, INC.
(Registrant)

Dated: October 28, 2011	By	/s/ S. Russell Stubbs
S. Russell Stubbs President and Chief Executive Officer (Principal Executive Officer)
Dated: October 28, 2011	By	/s/ John R. McManama
John R. McManama Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of Frozen Food Express Industries, Inc. (filed as Exhibit 3(i) to the Company’s Current Report on Form 8-K on May 29, 2007 and incorporated herein by reference).

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

101
The following financial statements from Frozen Food Express Industries, Inc. Form 10-Q for the quarter ended September 30, 2011, filed on October 28, 2011, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statement of Operations, (iii) Consolidated Condensed Statement of Cash Flows, (iv) Consolidated Condensed Statement of Shareholder’s Equity and (v) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.