Form 10-Q
period 2012-03-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2012-05-03
CIK 39273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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
☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes      ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date.
Class	Number of Shares Outstanding
Common stock, $1.50 par value	17,867,962 at April 25, 2012

i

ii

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Unaudited and in thousands, except per-share amounts)
Assets	March 31, 2012	December 31, 2011
Current assets
Cash and cash equivalents	$1,478	$1,048
Accounts receivable, net	40,422	43,450
Tires on equipment in use, net	5,780	5,968
Equipment held for sale	-	3,437
Other current assets	4,997	7,868
Total current assets	52,677	61,771

Property and equipment, net	53,759	57,757
Deferred income taxes	1,009	1,009
Other assets	6,023	5,867
Total assets	$113,468	$126,404

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$20,564	$30,339
Insurance and claims accruals	9,325	10,667
Accrued payroll and deferred compensation	4,195	4,047
Accrued liabilities	1,006	1,251
Current maturities of notes payable and capital lease obligations	1,993	1,936
Deferred income taxes	690	690
Total current liabilities	37,773	48,930

Borrowings under credit facility	24,241	19,888
Long-term notes payable and capital lease obligations	8,409	8,901
Insurance and claims accruals	5,715	5,783
Total liabilities	76,138	83,502

Shareholders' equity
Common stock, $1.50 par value per share; 75,000 shares authorized;
18,572 shares issued	27,858	27,858
Additional paid-in capital	463	427
Accumulated other comprehensive loss	(67)	(67)
Retained earnings	15,923	21,572
Total common shareholders’ equity	44,177	49,790
Treasury stock (972 and 980 shares), at cost	(6,847)	(6,888)
Total shareholders' equity	37,330	42,902
Total liabilities and shareholders’ equity	$113,468	$126,404

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
 (Unaudited and in thousands, except per-share amounts)

	Three Months Ended March 31,
	2012	2011
Total operating revenue	$87,935	$92,107
Operating expenses
Salaries, wages and related expenses	29,225	29,460
Purchased transportation	15,833	16,216
Fuel	19,017	22,467
Supplies and maintenance	12,404	12,622
Revenue equipment rent	10,212	8,604
Depreciation	3,059	4,496
Communications and utilities	933	1,299
Claims and insurance	1,905	3,309
Operating taxes and licenses	1,087	1,035
(Gain) loss on sale of property and equipment	(1,760)	1
Miscellaneous	1,233	1,380
Total operating expenses	93,148	100,889
Loss from operations	(5,213)	(8,782)

Interest and other (income) expense
Interest income	-	(2)
Interest expense	371	96
Equity in earnings of limited partnership	(235)	(99)
Life insurance and other	242	100
Total interest and other (income) expense	378	95
Loss before income taxes	(5,591)	(8,877)
Income tax expense (benefit)	58	(940)
Net loss	$(5,649)	$(7,937)

Net loss per share of common stock
Basic	$(0.32)	$(0.45)
Diluted	$(0.32)	$(0.45)
Weighted average shares outstanding
Basic	17,727	17,446
Diluted	17,727	17,446
Dividends declared per common share	$-	$-

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
 (Unaudited and in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(5,649)	$(7,937)
Non-cash items included in net loss
Depreciation and amortization	4,256	5,588
(Gain) loss on sale of property and equipment	(1,760)	1
Provision for losses on accounts receivable	(192)	125
Deferred income taxes	-	(973)
Deferred compensation	137	73
Investment income	(235)	(99)
Change in operating assets and liabilities
Accounts receivable	3,220	(1,818)
Tires on equipment in use	(878)	(893)
Other current assets	3,188	896
Other assets	(83)	(49)
Accounts payable	(9,778)	(2,069)
Insurance and claims accruals	(1,410)	291
Accrued liabilities, payroll and other	(91)	(449)
Net cash used in operating activities	(9,275)	(7,313)

Cash flows from investing activities
Expenditures for property and equipment	(297)	(1,305)
Proceeds from sale of property and equipment	6,118	915
Cash distributions from investments	31	605
Net cash provided by investing activities	5,852	215

Cash flows from financing activities
Proceeds from borrowings under credit facility	25,281	46,014
Payments against borrowings under credit facility	(20,928)	(38,034)
Proceeds from notes payable and capital lease obligations	31	-
Repayments of notes payable and capital lease obligations	(466)	-
Income tax (expense) benefit of stock options and restricted stock	(62)	24
Proceeds from capital stock transactions, net	-	13
Purchases of treasury stock	(3)	(32)
Net cash provided by financing activities	3,853	7,985
Net increase in cash and cash equivalents	430	887
Cash and cash equivalents at beginning of period	1,048	1,203
Cash and cash equivalents at end of period	$1,478	$2,090

Supplemental disclosure of cash flow information:
Interest paid	$153	$114
Stock options	$-	$-

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries Consolidated Condensed Statements of Shareholders' Equity (Unaudited and in thousands)
	Common Stock		Additional
	Shares	Par	Paid-in	Retained	Accumulated Other	Treasury Stock
	Issued	Value	Capital	Earnings	Comprehensive Loss	Shares	Cost	Total
January 1, 2011	18,572	$27,858	$1,353	$58,242	$-	1,146	$(8,644)	$78,809
Net loss	-	-	-	(36,670)	-	-	-	(36,670)
Treasury stock reacquired	-	-	-	-	-	168	(634)	(634)
Retirement plans	-	-	(62)	-	(67)	(14)	104	(25)
Exercise of stock options	-	-	(1,362)	-	-	(278)	1,966	604
Restricted stock	-	-	465	-	-	(42)	320	785
Tax benefit of stock options	-	-	33	-	-	-	-	33
December 31, 2011	18,572	27,858	427	21,572	(67)	980	(6,888)	42,902
Net loss	-	-	-	(5,649)	-	-	-	(5,649)
Treasury stock reacquired	-	-	-	-	-	3	(3)	(3)
Retirement plans	-	-	(38)	-	-	(12)	51	13
Restricted stock	-	-	136	-	-	1	(7)	129
Tax expense of stock options	-	-	(62)	-	-	-	-	(62)
March 31, 2012	18,572	$27,858	$463	$15,923	$(67)	972	$(6,847)	$37,330

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
Three Months Ended March 31, 2012
  (Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated condensed financial statements include Frozen Food Express Industries, Inc., a Texas corporation, and our subsidiary companies, all of which are wholly-owned (collectively, the “Company”).  Our statements have been prepared by management in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) for interim financial statements, and therefore do not include all information and disclosures required by US GAAP for complete financial statements.  In the opinion of management, such statements reflect all adjustments consisting of normal recurring adjustments considered necessary to fairly present our consolidated financial position, results of operations, shareholders’ equity and cash flows for the interim periods presented. The results of operations for any interim period do not necessarily indicate the results for the full year.  The unaudited interim consolidated condensed financial statements should be read with reference to the consolidated financial statements and notes to consolidated financial statements in our 2011 Annual Report on Form 10-K.  All intercompany balances and transactions have been eliminated in consolidation.

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

3.    Long-term Debt

Long-term debt consisted of the following:

	(in thousands)
	March 31, 2012	December 31, 2011
Borrowings under credit facility	$24,241	$19,888
Notes payable	7,642	7,989
Capitalized lease obligations	2,760	2,848
Total long-term debt	34,643	30,725
Less: Current maturities	(1,993)	(1,936)
Total maturities due after one year	$32,650	$28,789

As of March 31, 2012, the Company had a secured committed credit facility with an aggregate availability of $50 million that matures in March 2015.  At March 31, 2012, the borrowing base availability under the credit facility was $44.5 million, $24.2 million was borrowed and $5.2 million of standby letters of credit were issued, which are used primarily for our self-insurance programs and legal matters.  These reduced the availability under our credit facility to $15.1 million.   The reduction in gross availability of $2.3 million during the three month period ended March 31, 2012 was due to the decline in accounts receivable at the end of the quarter.  This was a direct result of a decline in revenue during the quarter, primarily connected to the exit of dry van services and the related reduction in truck count, which also negatively impacted the Company’s revenues from its temperature controlled truckload offerings.  Based on our accounts receivable balance at March 31, 2012, and considering our current trends, we anticipate an increase in the borrowing base to the full amount allowed under the credit facility by the third quarter of 2012.  As of March 31, 2012, loans outstanding under the credit facility were categorized as either LIBOR loans, which had an interest rate of 2.8%, or bank base rate loans which had an interest rate of 4.8%.

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

In the normal course of business, the Company has chosen to enter into various master security agreements and a capital lease agreement as a different option from off-balance sheet operating leases to finance the purchase of revenue equipment at more favorable rates. The master security agreements provide for funding structured as promissory notes. The effective interest rates on the promissory notes range from 5.5% to 7.6%.  The capital lease obligation for approximately $3.0 million of revenue equipment is structured as a 60- month rental agreement with a fixed price purchase option.  The effective interest rate on the lease is approximately 6.8%.  The capital lease agreement requires us to pay personal property taxes, maintenance, and operating expenses.

4.    Income Taxes

The Company’s income is taxed in the United States of America and various state jurisdictions.  Our federal returns for 2008 and each subsequent year are presently subject to further examination by the Internal Revenue Service.  State returns are filed in most state jurisdictions, with varying statutes of limitations.

The Company calculates income taxes in accordance with US GAAP which requires that, for interim periods, we project full-year income and permanent differences between book income and taxable income in order to calculate an effective tax rate for the entire year.  The projected effective tax rate is used to calculate our income tax provision or benefit for the interim periods’ year-to-date financial results.  Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years when those temporary differences are expected to reverse. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized.  The calculation of the deferred tax assets and liabilities, as well as the decision to recognize a tax benefit from an uncertain position and to establish a valuation allowance require management to make estimates and assumptions. We believe that our assumptions and estimates are reasonable, although actual results may have a positive or negative material impact on the balances of deferred tax assets and liabilities, valuation allowances or net income (loss).  Only the assumptions and estimates for the calendar year 2012 are used to determine the reasonableness of the Company’s deferred tax assets and liabilities as of the period ended March 31, 2012.  Due to the operating results in the first quarter of 2012 and our projections for 2012, an adjustment to our valuation allowance was determined to be necessary.  Therefore, for the three months ended March 31, 2012, the Company increased its valuation allowance by $1.2 million, bringing the total valuation allowance relating to federal and state deferred tax assets to $13.2 million.

For the three months ended March 31, 2012, our effective tax rate was (1.0)% compared to 10.6% for the same period in 2011.   The difference in the effective tax rates in these two periods is attributable to the valuation allowance that was recorded at December 31, 2011 and increased at March 31, 2012.  Due to the valuation allowance, any federal tax expense or benefit generated in 2012 will have no net effect on the income tax provision.  The tax expense recorded for the three months ended March 31, 2012 relates solely to state tax expense.

5.    Loss per common share

Basic and diluted loss per common share were computed as follows:

	Three Months Ended March 31,
	(in thousands, except per share amounts)
	2012	2011
Numerator:
Net loss	$(5,649)	$(7,937)

Denominator:
Basic-weighted average shares	17,727	17,446
Effect of dilutive stock options	-	-
Diluted-weighted average shares	17,727	17,446

Basic loss per common share	$(0.32)	$(0.45)
Diluted loss per common share	$(0.32)	$(0.45)

           Options totaling 433,000 and 516,000 shares were outstanding but were not included in the calculation of diluted weighted average shares for 2012 and 2011, respectively, as their effect would be anti-dilutive.  As of March 31, 2012 and 2011, the Company has granted 433,000 and 357,000 deferred stock units, respectively, which have a contractual participation right to share in current dividends and voting rights.  These deferred stock units are included in basic weighted average shares outstanding.

6.    Related Party Transactions

The Company purchases trailers and trailer refrigeration units we use in our operations from W&B Service Company, L.P. (“W&B”), an entity in which we own a 19.9% equity interest. The Company accounts for that investment under the equity method of accounting.  As of March 31, 2012 and 2011, our equity investment in W&B was $1.4 million, which is included in "Other Assets" in the accompanying consolidated condensed balance sheets.

During the three months ended March 31, 2012 and 2011, our equity in the earnings of W&B was $235,000 and $99,000, respectively. Cash distributions to us from W&B’s earnings were $31,000 and $605,000 for the same period in 2012 and 2011, respectively.

During the three months ended March 31, 2012 and 2011, the Company did not make any purchases from W&B for trailers and refrigeration units.  The Company also utilizes W&B to provide routine maintenance and warranty repair of trailers and refrigeration units.  During the three months ended March 31, 2012 and 2011, W&B invoiced the Company $540,000 and $277,000, respectively, for maintenance and repair services, accessories and parts.

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

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated condensed financial statements and our Annual Report on Form 10-K for the year ended December 31, 2011.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those included in our Form 10-K, Part I, Item 1A for the year ended December 31, 2011.  We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

OVERVIEW

Our operating results improved in the first quarter of 2012 when compared to each of the first quarter of 2011 and to the fourth quarter of 2011.  The improvement is consistent with our expectations, as we outlined in recently announced initiatives and is mostly related to improved yields in both the truckload and less-than-truckload services, increased shipment counts in less-than-truckload services, increased revenue in our brokerage/logistics services, which contains our growing water transport services and air freight offerings, and a $6.0 million reduction in operating expenses compared to the first quarter of 2011.  Combined with gains on sales of property, plant and equipment, the overall operating ratio improved to 105.9 for the quarter ended March 31, 2012 compared to 109.5 for the same period in 2011.  Most categories of expense were lower than last year with claims and insurance, communications and utilities, and supplies and maintenance expense each contributing to the lower operating ratio.   We believe our development of higher return service offerings is proceeding successfully.  We improved margins during the first quarter ended March 31, 2012 through improved pricing and operating efficiencies, and our Driver Academy is yielding excellent results in providing trained drivers and reducing turnover.  Additionally, we generated positive earnings before income taxes in March of 2012.

As we work to return to profitability, we continue our focus on improving pricing yields and have been successful in increasing our rates in truckload, less-than-truckload and other service offerings.  We continue to expand our new water transport services, which support crude oil drilling operations, in the first quarter of 2012.  After a slow start due to scheduling issues in the oil field operations, we are operating at capacity and on track with our planned addition of ten new units in early May, bringing operations to fifty units.  Our FFE Driver Academy has now been in operation for just over one year and has allowed us to provide a driver channel to backfill normal turnover, as well as support new business offerings such as our water transport services.  We remain steadfast in providing an excellent service product and investing in technology that we anticipate will improve our customer service and shipping efficiencies.  Due to continuing capacity shortage and increasing shipping requirements, pricing continues to improve.  Fuel surcharges are used to offset the higher cost of tractor fuel and are not contributing to other escalating costs related to equipment, government regulations such as the Compliance Safety Accountability (“CSA”) program, or higher driver recruiting and retention costs; however, fuel surcharges do not serve to totally offset the dramatic increase in fuel prices we are experiencing.   Nor do they offset the fuel price impact on fuel to operate the refrigeration units.

We generate our revenue from truckload, less-than-truckload (“LTL”), dedicated and brokerage services we provide to our customers.  Generally, we are paid either by the mile, the weight or the number of trucks being utilized by our dedicated service customers.  We also derive revenue from fuel surcharges, loading and unloading activities, equipment detention and other ancillary services.  The main factors that affect our revenue are the rate per mile we receive from our customers, the percentage of miles for which we are compensated and the number of miles we generate with our equipment.  These factors relate to, among other things, the United States economy, inventory levels, the level of truck capacity in the transportation industry and specific customer demand.  We monitor our revenue production primarily through average revenue per truck per week, net of fuel surcharges, revenue-per-hundredweight for our LTL services, empty mile ratio, revenue per loaded (and total) miles, the number of linehaul shipments, loaded miles per shipment and the average weight per shipment.  Improving demand for truckload services continued to support rates in 2011; and has continued into 2012 with overall improved rates per mile compared to last year.  Our LTL rates have improved by 4.3% in the quarter ended March 31, 2012, compared to the same period in 2011.  Revenues from water transport services has improved our brokerage revenues as the amount of equipment operating increased during the latter part of the first quarter of 2012.  Many other operating metrics that reflect profitability improved compared to the same period last year.  The shortage of drivers continues to be of concern in our industry; however our FFE Driving Academy, which has now been operating for over a year, has significantly improved our ability to offset driver turnover and to support growth.

Results of Operations

For the first quarter of 2012, our total operating revenue decreased by $4.2 million, or 4.5%, compared to the same period in 2011.  Total operating revenue, net of fuel surcharges, decreased by $3.3 million, or 4.5%, compared to the same period of 2011.   Excluding fuel surcharges, average revenue per tractor per week increased 4.7%, due to improved revenue per mile, which was partially offset by an increase in our empty mile ratio to 11.6% from 10.9%.  Truckload revenue decreased $10.4 million, or 22.9%, primarily as a decision to exit certain dry van related services in the fourth quarter of 2011.  We continued to handle a limited amount of dry freight on our temperature controlled trailers during the first quarter to fill backhaul lanes and provide requested services if capacity was available.  The Company’s ongoing focus on improving truckload service rates was reflected in truckload revenue per loaded mile, improving to $1.65 per mile compared to $1.53 over the same period in 2011, an increase of 7.8%.  LTL rates also improved, with revenue per hundredweight increasing 4.3% to $14.13 from $13.55 in the same period of 2011. LTL shipments and tonnage levels improved 10.0% and 3.6%, respectively, compared to the first quarter in 2011.  Dedicated revenue increased 12.3% to $4.8 million compared to $4.3 million in the same period of 2011. Brokerage revenue increased by $5.0 million, driven largely by growth in our oil field water transport services. Water transport services revenue grew approximately 136% compared to the fourth quarter of 2011, the first full quarter of operation. Excluding the revenues from dry van services, our revenues excluding fuel surcharges increased 4.3%.

The impact on our profitability attributable to operating expense is primarily influenced by variable costs associated with transporting freight for our customers and fixed costs largely related to salaried operations personnel, facilities and equipment. Costs that are more variable in nature include fuel expense, driver-related expenses such as wages, benefits, recruitment and training, and independent contractor costs.  Expenses that have both fixed and variable components include maintenance, tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we drive, but also have a controllable component based on safety, fleet age, efficiency and other factors.  Our main fixed costs relate to the acquisition and financing of long-term assets, such as revenue equipment and service centers.  Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors to help us manage our business.  For example, fuel prices fluctuated dramatically and quickly at various times during the last several years. We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as through volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our service centers.  To help further reduce fuel expense, we manage the maximum rate of speed and purchase certain tractors with opti-idle technology, which monitors the temperature of the cab and allows the engine to operate more efficiently while not on the road.  In addition, new technology currently being deployed will contribute to improved management of out of route miles and other factors that influence fuel costs.

                Our operating expense as a percentage of operating revenue, or “operating ratio,” was 105.9% for the first quarter of 2012 compared to 109.5% over the same period in 2011.  In dollar terms, operating expenses decreased at a higher rate than our revenue due mainly to decreases in insurance and claims related expenses, fuel expense, communications and utilities, as well as the impact from the gain on sales of certain of our property, plant and equipment compared to the same period in 2011.  Overall, the Company had improvement in all but two expense categories in the first quarter of 2012 versus the same period in 2011.  Our loss per basic and diluted share decreased during the first quarter of 2012 to $0.32 compared to $0.45 over the same period in 2011.

                Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At March 31, 2012, we had $24.2 million of outstanding borrowings under our credit facility and $37.3 million in shareholders’ equity.  In the first quarter of 2012, we added approximately $0.3 million of new service equipment and had $6.1 million of sales proceeds from dispositions.  These capital expenditures were funded with cash flows from operations and borrowings under our credit facility.  Based on our latest estimates, capital expenditures, net of proceeds from dispositions, will range from $3-5 million in 2012, which would be consistent with our recent activity and the expected mix of capital expenditures and operating leases.

The following table summarizes and compares the significant components of revenue and presents our operating ratio and revenue per truck per week for each of the three-month periods ended March 31:

Revenue from: (a)	2012	2011
Temperature-controlled services	$24,502	$29,416
Dry-freight services	5,445	11,420
Total truckload linehaul services	29,947	40,836
Dedicated services	4,836	4,305
Total truckload	34,783	45,141
Less-than-truckload linehaul services	28,306	26,201
Fuel surcharges	17,794	18,683
Brokerage and logistics services	6,116	1,138
Equipment rental	936	944
Total operating revenue	87,935	92,107

Operating expenses	93,148	100,889
Loss from operations	$(5,213)	$(8,782)
Operating ratio (b)	105.9%	109.5%

Total truckload revenue	$34,783	$45,141
Less-than-truckload linehaul revenue	28,306	26,201
Total linehaul and dedicated services revenue	$63,089	$71,342

Weekly average trucks in service	1,482	1,774
Revenue per truck per week (c)	$3,275	$3,128

Computational notes:
(a)	Revenue and expense amounts are stated in thousands of dollars.
(b)	Operating expenses divided by total revenue.
(c)	Average daily revenue, times seven, divided by weekly average trucks in service.

             The following table summarizes and compares selected statistical data relating to our freight operations for each of the three-month periods ended March 31:

Truckload	2012	2011
Total linehaul miles (a)	20,550	29,891
Loaded miles (a)	18,156	26,636
Empty mile ratio (b)	11.6%	10.9%
Linehaul revenue per total mile (c)	$1.46	$1.37
Linehaul revenue per loaded mile (d)	$1.65	$1.53
Linehaul shipments (a)	19.6	29.2
Loaded miles per shipment (e)	929	912
Less-than-truckload
Hundredweight (a)	2,004	1,934
Shipments (a)	67.1	61.0
Linehaul revenue per hundredweight (f)	$14.13	$13.55
Linehaul revenue per shipment (g)	$422	$430
Average weight per shipment (h)	2,986	3,172

Computational notes:
(a)	Amounts are stated in thousands.
(b)	Total truckload linehaul miles less truckload loaded miles, divided by total truckload linehaul miles.
(c)	Revenue from truckload linehaul services divided by truckload total linehaul miles.
(d)	Revenue from truckload linehaul services divided by truckload loaded miles.
(e)	Total truckload loaded miles divided by number of truckload linehaul shipments.
(f)	LTL revenue divided by LTL hundredweight.
(g)	LTL revenue divided by number of LTL shipments.
(h)	LTL hundredweight times one hundred divided by number of shipments.

The following table summarizes and compares the makeup of our fleet between company-provided tractors and tractors provided by owner-operators as of March 31:

	2012	2011
Total company tractors available	1,312	1,529
Total owner-operator tractors available	250	294
Total tractors available	1,562	1,823
Total trailers available	3,118	3,367

Comparison of Three Months Ended March 31, 2012 to Three Months Ended March 31, 2011

The following table sets forth revenue, operating income, operating ratios and revenue per truck per week and the dollar and percentage changes of each:

Revenue from (a)	2012	2011	Change 2012 vs. 2011	Percentage Change 2012 vs. 2011
Temperature-controlled services	$24,502	$29,416	$(4,914)	(16.7)%
Dry-freight services	5,445	11,420	(5,975)	(52.3)
Total truckload linehaul services	29,947	40,836	(10,889)	(26.7)
Dedicated services	4,836	4,305	531	12.3
Total truckload	34,783	45,141	(10,358)	(22.9)
Less-than-truckload linehaul services	28,306	26,201	2,105	8.0
Fuel surcharges	17,794	18,683	(889)	(4.8)
Brokerage and logistics services	6,116	1,138	4,978	437.4
Equipment rental	936	944	(8)	(0.8)
Total operating revenue	87,935	92,107	(4,172)	(4.5)

Operating expenses	93,148	100,889	(7,741)	(7.7)
Loss from operations	$(5,213)	$(8,782)	$3,569	(40.6)%
Operating ratio (b)	105.9%	109.5%

Total truckload revenue	$34,783	$45,141	$(10,358)	(22.9)%
Less-than-truckload linehaul revenue	28,306	26,201	2,105	8.0
Total linehaul and dedicated services revenue	$63,089	$71,342	$(8,253)	(11.6)%

Weekly average trucks in service	1,482	1,774	(292)	(16.5)%
Revenue per truck per week (c)	$3,275	$3,128	$147	4.7%

Computational notes:
(a)	Revenue and expense amounts are stated in thousands of dollars.
(b)	Operating expenses divided by total revenue.
(c)	Average daily revenue, times seven, divided by weekly average trucks in service.

 Total operating revenue for the first quarter of 2012 declined $4.2 million, or 4.5%, compared to the first quarter of 2011.  Driven by a decline in dry freight revenue as a result of our exit of dry van services and a re-distribution of tractors to our water transport services reported in logistics services, total truckload linehaul services  revenue decreased $10.9 million, or 26.7%, to $29.9 million in 2012 from $40.8 million over the same period in 2011.  Our total operating revenue excluding both total truckload linehaul services and fuel surcharge increased $7.6 million, or 23.3%, in the first quarter of 2012 versus the same period in 2011.

The sale of the dry van services related equipment in the fourth quarter of 2011 is the primary reason for a decline in average weekly trucks in service with 1,482 in the first quarter of 2012 compared to 1,774 the same period in 2011.   The number of truckload shipments decreased 33.1% to 19,554 in the first quarter of 2012 from 29,220 in 2011.  Truckload revenue, excluding fuel surcharges, decreased $10.4 million, or 22.9%, to $34.8 million from $45.1 million in 2011.  Truckload revenues decreased primarily as a result of the sale of 228 trucks and 415 trailers in the fourth quarter of 2011 and the re-deployment of tractors to transport water.  This reduction in revenue equipment was partially offset by improved revenue per loaded mile of $1.65 for the first quarter of 2012 compared to $1.53 for the same quarter last year.  The sale of the dry van services revenue equipment negatively impacted our loaded miles which decreased 31.8%, to 18.2 million from 26.6 million in the same period in 2011, while the empty mile ratio increased slightly to 11.6% in the first quarter of 2012 compared to 10.9% in the same period in 2011.

        LTL shipments increased 10.0%, while weight per shipment decreased 5.9% which resulted in a 3.6% increase in tonnage to 200.4 million pounds in the first quarter of 2012 compared to 193.4 million pounds for the same period in 2011.  The LTL revenue per hundredweight increased 4.3% to $14.13 in the first quarter of 2012 from $13.55 per hundredweight in the same period of 2011.  As a result, LTL revenue grew $2.1 million, or 8.0%, to $28.3 million in the first quarter of 2012 compared to $26.2 million in the same period of 2011.

Fuel surcharges represent the cost of fuel that we are able to pass along to our customers based upon changes in the Department of Energy’s weekly indices.  Although overall fuel surcharge revenue decreased in the first quarter of 2012, the rate of fuel surcharges as a percentage of linehaul revenue increased to 28.2% compared to 26.2% in the first quarter of 2011 due to a 9.6% increase in fuel prices per gallon during the first quarter of 2012. The higher fuel surcharge is offset by higher fuel costs to the Company related to tractor fuel, refrigeration fuel and purchased transportation expenses.

                The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations and those items as a percentage of revenue:

	(in thousands) Dollar Change	Percentage Change	Percentage of Revenue
	2012 vs 2011	2012 vs 2011	2012	2011
Total operating revenue	$(4,172)	(4.5)%	100.0%	100.0%

Operating Expenses
Salaries, wages and related expenses	(235)	(0.8)	33.2	32.0
Purchased transportation	(383)	(2.4)	18.0	17.6
Fuel	(3,450)	(15.4)	21.6	24.4
Supplies and maintenance	(218)	(1.7)	14.1	13.7
Revenue equipment rent	1,608	18.7	11.6	9.3
Depreciation	(1,437)	(32.0)	3.5	4.9
Communications and utilities	(366)	(28.2)	1.1	1.4
Claims and insurance	(1,404)	(42.4)	2.2	3.6
Operating taxes and licenses	52	5.0	1.2	1.1
Gain on sale of property and equipment	(1,761)	-	(2.0)	0.0
Miscellaneous	(147)	(10.7)	1.4	1.5
Total Operating Expenses	$(7,741)	(7.7)%	105.9%	109.5%

Total operating expenses for the first quarter of 2012 decreased $7.7 million, or 7.7%, to $93.1 million from $100.9 million in 2011.  The operating ratio decreased to 105.9% from 109.5% in 2011 as our operating expenses decreased at a higher rate than our revenue.  Contributing to the decrease in operating expenses were lower costs attributable to insurance and claims, depreciation, communications and utilities, purchased transportation and supplies and maintenance.  Although fuel price per gallon increased approximately 9.6% in the first quarter of 2012 compared to the same period last year, we experienced improved fuel efficiency due to our replacement of old tractors with new, more fuel efficient tractors in the first quarter of 2012.  Revenue equipment rent expense increased by 18.7% in the first quarter of 2012, which was attributable to our use of new tractors under operating leases to replace tractors we sold during the fourth quarter of 2011 and first quarter of 2012.  Overall operating expenses also fell due to gains on sales of operating assets.  Even though overall operating costs declined 7.7%, we continue to maintain a strict cost control program as commodity costs such as rubber, steel and other metals continue to drive up the cost of equipment and tires.   Our wage rates remain at previous levels, and we continue to monitor and control discretionary expenditures.

Salaries, wages and related expenses consist of compensation for our employees, including drivers and non-drivers.  It also includes employee-related costs, including the costs of payroll taxes, work-related injuries, group health insurance and other fringe benefits.  The most variable of the salary, wage and related expenses is driver pay, which is affected by the mix of company drivers and owner-operators in our fleet as well as in the efficiency of our over-the-road operations.  Overall salaries, wages and related expenses declined $0.2 million or 0.8%. Driver salaries including per diem costs decreased $0.6 million, or 3.8%, primarily due to a decrease in driver headcount, and a reduction in total miles driven, but offset somewhat by new drivers assigned to our water transport services.  Recent graduates of the FFE Driver Academy, which began operations in February 2011, continue to train with an experienced driver for several weeks, contributing some offset to the overall decrease in drivers. Non-driver salaries decreased $0.2 million due to the reduction in force that was implemented in the fourth quarter of 2011. The reduction in non-driver salaries was a decrease of $0.9 million compared to the third quarter of 2011, just prior to the reduction in force taken in the fourth quarter of 2011.  Our overall non-driving employee count was 664 at the end of the first quarter of 2012 compared to 709 at the end of the same period in 2011 and compared to 779 for the third quarter of 2011 which was just prior to the reduction in force. Work related injuries and group health insurance costs increased by $0.7 million primarily due to an increase in health claims in the first quarter of 2012, as well as reserve adjustments related to workmen’s compensation.

Purchased transportation expense consists of payments to owner-operators for the equipment and services they provide, payments to other motor carriers who handle our brokerage services and to various railroads for intermodal services.  It also includes fuel surcharges paid to our owner-operators for which we charge our customers.  These expenses are highly variable with revenue and/or the mix of Company drivers versus owner-operators.  Purchased transportation expense decreased $0.4 million, or 2.4%, in 2012 compared to the same period in 2011.   The portion of our purchased transportation connected with our truckload and LTL services decreased $1.1 million, excluding fuel surcharges, primarily reflecting a 16.1% decrease in the number of owner-operators utilized during the first quarter of 2012.  Purchased transportation associated with our brokerage services increased $0.5 million, or 52.0%, compared to 2011.  Fuel payments to our owner-operators increased $0.3 million in the first quarter of 2012 to $3.7 million.

Fuel expense and fuel taxes decreased by $3.5 million, or 15.4%, to $19.0 million from $22.5 million for the same period in 2011.   The decrease was primarily due to a 22.8% decrease in gallons used, reflecting a reduced tractor count and improved fuel efficiency, which was partially offset by a 9.6% increase in fuel price per gallon.  We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover a portion of fuel price increases through fuel surcharges and rates to our customers.  Our fuel surcharges apply to tractor fuel, but not to fuel used in the refrigeration units.

 Supplies and maintenance expenses primarily consist of repairs, maintenance and tires along with load specific expenses including loading/unloading, tolls, pallets, pickup and delivery and recruiting.  Supplies and maintenance costs decreased $0.2 million, or 1.7%, from the same period in 2011.  This decrease was primarily driven by a decrease in load handling specific expenses, outside driver recruiting and other miscellaneous costs of approximately $0.7 million that were partially offset by costs related to the new water transport services business of $0.4 million.  Fleet repairs and maintenance costs were flat compared to last year, but included additional equipment refurbishment costs of approximately $0.5 million compared to last year.  This is a result of selling and turning in used equipment in the first quarter of 2012 versus holding old equipment in the first quarter of 2011.

Total revenue equipment rent increased $1.6 million, or 18.7%, to $10.2 million from $8.6 million in 2011.  The increase is primarily due to an increase in the average number of tractors under lease during the first quarter of 2012 to 1,273 from 1,037 during the first quarter of 2011 and higher equipment prices.  We anticipate that the average cost of equipment will increase as we replace older equipment with new equipment.  We expect equipment rent expense to increase in future periods as a result of higher prices of new equipment as our leased equipment versus owned equipment ratio increases.

Depreciation relates to owned tractors, trailers, communications units, service centers and other assets. Gains or losses on dispositions of revenue equipment are set forth in a separate line item within our statements of operations. Depreciation expense decreased $1.4 million, or 32.0%, primarily as a result of selling our dry van services related equipment, as well as other older tractors and trailers.  Depreciation expense is also dependent upon the mix of Company-owned equipment versus leased equipment.  Future depreciation expense will also be impacted by our leasing decisions.

Claims and insurance expenses consist of the costs of premiums for insurance accruals we make within our self-insured retention amounts, primarily for personal injury, property damage, physical damage and cargo claims.  These expenses will vary and are dependent on the frequency and severity of accidents, our self-insured retention amounts and the insurance market. Claims and insurance costs decreased by $1.4 million, or 42.4%, to $1.9 million from $3.3 million in 2011.  The decrease was primarily due to a decrease in the severity of claims incurred as well as a reduction in the quantity of claims.  We are responsible for the first $4.0 million on each personal injury and property damage.  We have excess coverage from $4.0 million to $75.0 million.   Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, a claim that approaches the maximum self-insured retention level or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

For the three months ended March 31, 2012, our effective tax rate was (1.0)% compared to 10.6% for the same period in 2011.   The difference in the effective tax rates in these two periods is attributable to the valuation allowance that was recorded at December 31, 2011 and increased at March 31, 2012.  Due to the valuation allowance, any federal tax expense or benefit generated in 2012 will have no net effect on the income tax provision.  The tax expense recorded for the three months ended March 31, 2012 relates solely to state tax expense.

As a result of factors described above, our net loss decreased to $5.6 million compared to a net loss of $7.9 million over the same period in 2011.  Our net loss per share in the first quarter of 2012 decreased to $0.32 per diluted share from a net loss of $0.45 per diluted share in the first quarter of 2011.

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

                 In November 2007, our Board of Directors approved a share repurchase program to repurchase up to one million shares of our common stock.  This program is intended to be implemented through purchases made in either the open market or through private transactions.  The timing and extent to which we will repurchase shares depends on market conditions and other corporate considerations.  We have available approximately 744,400 shares that can be repurchased from that and previous authorizations. The repurchase program does not have an expiration date.

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

As of March 31, 2012, the Company had a secured committed credit facility with an aggregate availability of $50 million that matures in March 2015.  At March 31, 2012, the borrowing base availability under the credit facility was only $44.5 million predominantly due to a reduction in accounts receivables eligible for availability, which was directly related to reduced truckload volumes coinciding with the elimination of dry van services, as well as a timing difference on our borrowing base report at quarter end.  As of April 18, 2012, our availability under the bank facility has increased to $46.8 million and will continue to increase if we increase revenues per our projections.  At March 31, 2012, $24.2 million was borrowed and $5.2 million of standby letters of credit were issued, which are used primarily for our self-insurance programs and legal matters, reducing the availability under our credit facility to $15.1 million. We were in compliance with the covenants in the credit facility outlined below as of March 31, 2012 and anticipate our compliance will continue during the remainder of 2012.

The obligations under the credit facility are guaranteed by our parent company and certain named subsidiaries and secured by a pledge of substantially all of our assets. The obligations shall bear interest (i) if a Base Rate Loan (as defined in the credit facility), at the Base Rate (as defined in the credit facility) in effect from time to time, plus the Applicable Margin; (ii) if a LIBOR loan, at LIBOR for the applicable interest period, plus the Applicable Margin; and (iii) if any other obligation (including, to the extent permitted by law, interest not paid when due), at the Base Rate in effect from time to time, plus the Applicable Margin for Base Rate Revolver Loans (as defined in the credit facility).  Interest shall accrue from the date the loan is advanced or the obligation is incurred or payable, until paid by the borrowers.  If a loan is repaid on the same day it is made, one day's interest shall accrue.  We are obligated to comply with certain covenants under the new credit facility.  These covenants provide various guidelines and/or restrictions related to inspections, financial information, notices, insurance, subsidiaries, permitted debt and permitted liens.  It also provides for a fixed charge coverage ratio of 1.10 to 1.00 should the availability on the credit line be less than $10,000,000.  The fixed charge coverage ratio is equal to the ratio, determined for the Company for the most recent twelve-month period, of (a) EBITDA minus certain capital expenditures and cash taxes paid, to (b) fixed charges, which are equal to the sum of (i) interest expense (other than payment-in-kind), (ii) principal payments made on certain borrowed money, (iii) distributions, interest or dividends on equity interests made and (iv) during certain times, depreciation expenses attributable to certain equipment of the Company based upon a 60-month straight-line depreciation schedule.  EBITDA is the Company’s net income, calculated before interest expense, provision for income taxes, depreciation and amortization expense, gains or losses arising from the sale of capital assets, gains arising from the write-up of assets, and any extraordinary gains.  If our borrowing base availability drops below $10.0 million we would not be in compliance with the fixed charge coverage ratio covenant.  Should we anticipate the need to utilize a portion of the availability under $10 million, we would first seek a waiver of this covenant requirement from our bank.  We had $15.1 million in availability as of March 31, 2012, and we do not anticipate any such waiver will be necessary in 2012.

The credit facility calls for the Applicable Margin to be determined by the fixed charge ratio for the end of the quarter prior to the current quarter as defined in the credit facility.  Therefore, due to losses in 2011, the Applicable Margin for the first quarter of 2012 was rated as Level III.  We expect the rating to remain at Level III for the remainder of 2012.  The Applicable Margin table, as determined in the credit facility is shown below.

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

        In the normal course of business, the Company has chosen to enter into various master security agreements and a capital lease agreement as a different option from off-balance sheet operating leases to finance the purchase of revenue equipment at more favorable rates. The master security agreements provide for funding structured as promissory notes. The effective interest rates on the promissory notes range from 5.5% to 7.6%.  The capital lease obligation for approximately $3.0 million of revenue equipment is structured as a 60- month rental agreement with a fixed price purchase option.  The effective interest rate on the lease is approximately 6.8%.  The capital lease agreement requires us to pay personal property taxes, maintenance, and operating expenses.

The table below reflects our net cash flows provided by (used in) operating activities, investing activities and financing activities and outstanding debt for the periods indicated.

	(in thousands)
	Three Months Ended March 31,
	2012	2011
Net cash flows used in operating activities	$(9,275)	$(7,313)
Net cash flows provided by investing activities	5,852	215
Net cash flows provided by financing activities	3,853	7,985
Borrowings under credit facility	24,241	13,668
Long-term notes payable and capital lease obligations	8,409	-

For the three months ended March 31, 2012, cash flows used in operating activities primarily consisted of a decrease in accounts payable and accrued liabilities of $9.9 million, a decrease in insurance and claims accruals of $1.4 million and purchases of tires on equipment in use of $0.9 million.   We believe our sources of liquidity are adequate to meet our current and anticipated needs.  Based upon anticipated cash flows, current borrowing availability and sources of financing we expect to be available to us, we do not anticipate any liquidity constraints in the foreseeable future.  We anticipate that capital expenditures, net of proceeds from dispositions, will range from $3 to $5 million in 2012, which would be consistent with our recent activity and the expected mix of capital expenditures and operating leases.

The following is a summary of our contractual obligations as of March 31, 2012:

	(in thousands)
Contractual Obligations	Total	2012	2013-2014	2015-2016	After 2016
Letters of credit	$5,249	$2,956	$2,293	$-	$-
Borrowings under credit facility	24,241	-	-	24,241	-
Purchase commitments	21,408	21,408	-	-	-
Capital lease obligations, including interest	3,383	416	1,110	1,857	-
Notes payable	8,709	1,538	3,964	3,207	-
Operating leases obligations
Rentals	101,313	26,413	47,075	15,432	12,393
Residual guarantees	23,623	5,337	8,143	9,068	1,075
	$187,926	$58,068	$62,585	$53,805	$13,468

The purchase obligations are commitments primarily for equipment replacement that will be received ratably over the course of the year.  Financing has been secured for the majority of our planned commitments for operating leases.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had leased 1,279 tractors and 2,105 trailers under operating leases as well as six service centers with 10,000 square feet or more, with varying termination dates ranging from April 2012 through May 2024 and total obligations of $101.3 million.  Rent expense related to operating leases involving vehicles during the first quarters of 2012 and 2011 was $10.2 million and $8.6 million, respectively.  In general, the equipment lease renewal terms include month-to-month extensions of the regular lease terms, purchase options at fair market value or an early buy-out option on certain tractor leases.  These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.  As of March 31, 2012, we maintained $5.2 million in standby letters of credit related to self-insured programs and legal matters.  These standby letters of credit allow the Company to self-insure a portion of its insurance exposure.

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

Our tractor productivity generally decreases during the winter season as inclement weather impedes operations and some shippers typically reduce their shipments as there is less need for temperature control during colder months than warmer months. At the same time, operating expenses generally increase with harsh weather creating higher accident frequency, increased claims and more equipment repairs.  During extended periods of excessive heat, we may experience higher refrigeration fuel and repair costs.  To the extent that extreme weather patterns increase in severity or frequency due to climate changes, we would expect to see an increase in the effect of inclement or extreme weather patterns.  We do not have the ability to forecast these potential changes or the impact of these changes.

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

Property and Equipment.  The transportation industry is capital intensive. Our net property and equipment was $53.8 million as of March 31, 2012 and $57.8 million as of December 31, 2011. Our depreciation expense was $3.1 million for the first quarter of 2012, which includes $0.1 million related to assets financed under capital leases and $4.5 million for the first quarter of 2011. Depreciation is computed based on the cost of the asset, reduced by its estimated residual value, using the straight-line method for financial reporting purposes.  Accelerated methods are used for income tax reporting purposes. Additions and improvements to property and equipment are capitalized at cost.  Maintenance and repair expenditures are charged to operations as incurred.  Gains and losses on disposals of revenue equipment are included in operations as they are a normal, recurring component of our operations.  We have minimal risk to the used equipment market as the majority of our tractors have a pre-arranged trade-in value typically at the end of 42 months, which is utilized as the residual value in computing depreciation expense.

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

Income Taxes.  Income taxes are accounted for in accordance with US GAAP. The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and attributable to operating loss and tax credit carry forwards. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes.  These temporary differences result in deferred tax assets and liabilities, which are included in our accompanying consolidated balance sheets.  Deferred tax assets and liabilities are measured using the tax rates enacted by certain tax laws and published guidance expected to apply to taxable income in effect to those years in which the temporary differences are expected to reverse.  To the extent it is determined it is more likely than not  that our deferred tax assets will be recovered, a valuation allowance must be established for the amount of the deferred tax assets determined not to be realizable.  The determination of whether a deferred tax asset is realizable is based on weighing all available evidence, including both positive and negative evidence.  We believe that our assumptions and estimates are reasonable, although actual results may have a positive or negative material impact on the balances of deferred tax assets and liabilities, valuation allowances or net income. We will apply judgment to determine the amount of valuation allowance, if any, that would be required in any given period.  We will continue to assess whether we will realize all, part, or none of the deferred tax assets.  Due to the operating results in the first quarter of 2012 and our projections for 2012, an adjustment to our valuation allowance was determined to be necessary.  Therefore, for the three months ended March 31, 2012, the Company increased its valuation allowance by $1.2 million, bringing the total valuation allowance relating to federal and state deferred tax assets to $13.2 million.

RECENT ACCOUNTING PRONOUNCEMENTS

We have reviewed recently issued accounting pronouncements and determined that they do not have a material impact on our consolidated financial statements.

 Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks, primarily from fuel prices and interest rates. These risks have not materially changed between December 31, 2011 and the first quarter of 2012.

Commodity Price Risk

Our operations are heavily dependent upon fuel prices.  The price and availability can vary and are subject to political, economic and market factors that are beyond our control.  Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition; however, historically, we have been able to recover a portion of diesel fuel price increases from customers in the form of fuel surcharges.  Fuel prices have fluctuated greatly in recent years. In some periods, our operating performance was affected because we were not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharges. We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. We do not currently enter into derivative hedging arrangements that protect us against fuel price increases.  Given the volatility in fuel prices and the impact fuel surcharge revenues have on total operating revenue, we often refer to “total operating revenue excluding fuel surcharges” to provide a more consistent basis for comparison of operating revenue without the impact of fluctuating fuel prices.  A 5% increase in the net price per gallon would result in increased fuel costs of approximately $3.8 million, the majority of which we anticipate will be offset by fuel surcharges.

Interest Rate Risk

Our market risk is also affected by changes in interest rates.  We have historically maintained a combination of fixed rate and variable rate obligations to manage our interest rate exposure.  Fixed rates are generally maintained within our lease obligations while variable rates are contained within our credit facility.

We are exposed to interest rate risk primarily from our credit facility.  Our credit facility provides for borrowings that bear interest based on LIBOR, plus a certain percentage.  At March 31, 2012 and December 31, 2011 there was $24.2 million and $19.9 million, respectively, outstanding under our current credit facility.

The Company entered into various master security agreements and a capital lease agreement to finance the purchase of revenue equipment at more favorable fixed rates than through off-balance sheet operating leases.  We are not exposed to interest rate risk related to these agreements as the interest rates are fixed.

As of March 31, 2012, we held no market-risk-sensitive instruments for trading purposes.  For purposes other than trading, we held approximately 58,000 shares of our common stock at a value of $495,000 in a Rabbi Trust investment. Our consolidated financial statements include the assets and liabilities of the Rabbi Trust established to hold the investments of participants in our 401(k) Wrap Plan and for deferred compensation liabilities under our Executive Bonus and Phantom Stock Plan.  Such liabilities are adjusted from time to time to reflect changes in the market price of our common stock.  To the extent the trust assets are invested in our stock, our future compensation expense and income will be impacted by fluctuations in the market price of our stock.

 Item 4.    Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

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

Item 1A.    Risk Factors

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, under the heading “Risk Factors” in Item 1A of that report.  We do not believe there has been any material changes in these risks during the three months ended March 31, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On November 9, 2007, our Board of Directors renewed our authorization to purchase up to 1,263,900 shares of our common stock.  At March 31, 2012, there were a total of 744,400 remaining authorized shares that could be repurchased.  During the first quarter of 2012, 2,800 shares were repurchased.  The authorization did not specify an expiration date.  Shares may be purchased from time to time on the open market or through private transactions at such times as management deems appropriate.  Purchases may be discontinued by our Board of Directors at any time.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
January 2012	-	$-	-	747,200
February 2012	2,800	1.11	2,800	744,400
March 2012	-	-	-	744,400
Total	2,800	$1.11	2,800	744,400

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

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

10.1
First Amendment to Loan and Security Agreement by and among Bank of America, N. A. as Agent Bank for certain financial institutions, FFE Transportation Services, Inc., as borrower and certain of its affiliates, dated as of March 29, 2012 (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following financial statements from Frozen Food Express Industries, Inc. Form 10-Q for the quarter ended March 31, 2012, filed on May 3, 2012, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Cash Flows, (iv) Consolidated Condensed Statements of Shareholder’s Equity and (v) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FROZEN FOOD EXPRESS INDUSTRIES, INC.
(Registrant)

Date: May 3, 2012	/s/	S. Russell Stubbs
S. Russell Stubbs President and Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2012	/s/	John McManama
John McManama Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of Frozen Food Express Industries, Inc. (filed as Exhibit 3(i) to Registrant Current Report on Form 8-K filed on May 29, 2007 and incorporated herein by reference).

3.2
 Amended and Restated Bylaws of Frozen Food Express Industries, Inc., as amended (filed as Exhibit 99.1 to Registrant's Current Report on Form 8-K filed on March 3, 2011 and incorporated herein by reference).

10.1
First Amendment to Loan and Security Agreement by and among Bank of America, N. A. as Agent Bank for certain financial institutions, FFE Transportation Services, Inc., as borrower and certain of its affiliates, dated as of March 29, 2012 (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following financial statements from Frozen Food Express Industries, Inc. Form 10-Q for the quarter ended March 31, 2012, filed on May 3, 2012, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Cash Flows, (iv) Consolidated Condensed Statements of Shareholder’s Equity and (v) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.