Form 10-Q
period 2012-06-30
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2012-07-30
CIK 39273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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
☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.
Class	Number of Shares Outstanding
Common stock, $1.50 par value	17,991,553 at July 24, 2012

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Unaudited and in thousands, except per-share amounts)

Assets	June 30, 2012	December 31, 2011
Current assets
Cash and cash equivalents	$1,826	$1,048
Accounts receivable, net	41,478	43,450
Tires on equipment in use, net	6,573	5,968
Equipment held for sale	2,282	3,437
Other current assets	9,031	7,868
Total current assets	61,190	61,771

Property and equipment, net	50,601	57,757
Deferred income taxes	1,009	1,009
Other assets	5,814	5,867
Total assets	$118,614	$126,404

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$26,441	$30,339
Insurance and claims accruals	8,719	10,667
Accrued payroll and deferred compensation	3,802	4,047
Accrued liabilities	1,205	1,251
Current maturities of notes payable and capital lease obligations	2,027	1,936
Deferred income taxes	690	690
Total current liabilities	42,884	48,930

Borrowings under credit facility	24,259	19,888
Long-term notes payable and capital lease obligations	7,890	8,901
Insurance and claims accruals	5,083	5,783
Total liabilities	80,116	83,502

Shareholders' equity
Common stock, $1.50 par value per share; 75,000 shares authorized;
18,572 shares issued	27,858	27,858
Additional paid-in capital	666	427
Accumulated other comprehensive loss	(63)	(67)
Retained earnings	16,994	21,572
Total common shareholders' equity	45,455	49,790
Treasury stock (988 and 980 shares), at cost	(6,957)	(6,888)
Total shareholders' equity	38,498	42,902
Total liabilities and shareholders' equity	$118,614	$126,404

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited and in thousands, except per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total operating revenue	$95,705	$101,329	$183,640	$193,436
Operating expenses
Salaries, wages and related expenses	28,078	29,642	57,303	59,102
Purchased transportation	16,487	17,283	32,320	33,499
Fuel	19,752	25,333	38,769	47,800
Supplies and maintenance	12,362	14,229	24,766	26,851
Revenue equipment rent	10,302	8,749	20,514	17,353
Depreciation	2,908	4,552	5,967	9,048
Communications and utilities	1,243	1,048	2,176	2,347
Claims and insurance	1,864	2,419	3,769	5,728
Operating taxes and licenses	1,065	1,069	2,152	2,104
Gain on sale of property and equipment	(777)	(574)	(2,537)	(573)
Miscellaneous	864	1,346	2,097	2,726
Total operating expenses	94,148	105,096	187,296	205,985
Income (loss) from operations	1,557	(3,767)	(3,656)	(12,549)

Interest and other expense (income)
Interest income	-	2	-	-
Interest expense	398	136	769	233
Equity in earnings of limited partnership	(97)	(260)	(332)	(359)
Life insurance and other	129	269	371	368
Total interest and other expense (income)	430	147	808	242
Income (loss) before income taxes	1,127	(3,914)	(4,464)	(12,791)
Income tax expense (benefit)	56	(609)	114	(1,549)
Net income (loss)	$1,071	$(3,305)	$(4,578)	$(11,242)

Net income (loss) per share of common stock
Basic	$0.06	$(0.19)	$(0.26)	$(0.64)
Diluted	$0.06	$(0.19)	$(0.26)	$(0.64)
Weighted average shares outstanding
Basic	17,872	17,534	17,799	17,490
Diluted	17,872	17,534	17,799	17,490

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$1,071	$(3,305)	$(4,578)	$(11,242)
Other comprehensive income (loss):
Postretirement benefits transition obligation	4	(69)	4	(69)
Total other comprehensive income (loss)	4	(69)	4	(69)
Comprehensive income (loss)	$1,075	$(3,374)	$(4,574)	$(11,311)

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
 (Unaudited and in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(4,578)	$(11,242)
Non-cash items included in net loss
Depreciation and amortization	7,727	11,027
Gain on sale of property and equipment	(2,537)	(573)
Provision for losses on accounts receivable	(416)	465
Deferred income taxes	-	(1,662)
Deferred compensation	246	250
Postretirement benefits	4	(69)
Investment income	(332)	(359)
Changes in operating assets and liabilities
Accounts receivable	2,388	(3,300)
Tires on equipment in use	(2,248)	(2,599)
Other current assets	(2,194)	1,072
Other assets	(43)	(411)
Accounts payable	(4,133)	(1,901)
Insurance and claims accruals	(2,648)	38
Accrued liabilities, payroll and other	(271)	(358)
Net cash used in operating activities	(9,035)	(9,622)

Cash flows from investing activities
Expenditures for property and equipment	(1,073)	(4,768)
Proceeds from sale of property and equipment	7,219	3,730
Cash distributions from investments	312	761
Net cash provided by (used in) investing activities	6,458	(277)

Cash flows from financing activities
Proceeds from borrowings under credit facility	50,656	70,048
Payments against borrowings under credit facility	(46,285)	(60,716)
Proceeds from notes payable and capital lease obligations	31	-
Repayments of notes payable and capital lease obligations	(951)	-
Income tax (expense) benefit of stock options and restricted stock	(92)	14
Proceeds from capital stock transactions, net	-	598
Purchases of treasury stock	(4)	(616)
Net cash provided by financing activities	3,355	9,328
Net increase (decrease) in cash and cash equivalents	778	(571)
Cash and cash equivalents at beginning of period	1,048	1,203
Cash and cash equivalents at end of period	$1,826	$632

Supplemental disclosure of cash flow information:
Interest paid	$399	$198
Stock options	$-	$582

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries Consolidated Condensed Statements of Shareholders' Equity (Unaudited and in thousands)
	Common Stock		Additional
	Shares	Par	Paid-in	Retained	Accumulated Other	Treasury Stock
	Issued	Value	Capital	Earnings	Comprehensive Loss	Shares	Cost	Total
January 1, 2011	18,572	$27,858	$1,353	$58,242	$-	1,146	$(8,644)	$78,809
Net loss	-	-	-	(36,670)	-	-	-	(36,670)
Treasury stock reacquired	-	-	-	-	-	168	(634)	(634)
Retirement plans	-	-	(62)	-	(67)	(14)	104	(25)
Exercise of stock options	-	-	(1,362)	-	-	(278)	1,966	604
Restricted stock	-	-	465	-	-	(42)	320	785
Tax benefit of stock options	-	-	33	-	-	-	-	33
December 31, 2011	18,572	27,858	427	21,572	(67)	980	(6,888)	42,902
Net loss	-	-	-	(4,578)	-	-	-	(4,578)
Treasury stock reacquired	-	-	-	-	-	3	(4)	(4)
Retirement plans	-	-	50	-	4	4	(58)	(4)
Restricted stock	-	-	281	-	-	1	(7)	274
Tax expense of stock options	-	-	(92)	-	-	-	-	(92)
June 30, 2012	18,572	$27,858	$666	$16,994	$(63)	988	$(6,957)	$38,498

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
Six Months Ended June 30, 2012
  (Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated condensed financial statements include Frozen Food Express Industries, Inc., a Texas corporation, and our subsidiary companies, all of which are wholly-owned (collectively, the "Company").  Our statements have been prepared by management in accordance with generally accepted accounting principles in the United States of America ("US GAAP") for interim financial statements, and therefore do not include all information and disclosures required by US GAAP for complete financial statements.  In the opinion of management, such statements reflect all adjustments consisting of normal recurring adjustments considered necessary to fairly present our consolidated financial position, results of operations, comprehensive income, shareholders' equity and cash flows for the interim periods presented. The results of operations for any interim period do not necessarily indicate the results for the full year.  The unaudited interim consolidated condensed financial statements should be read with reference to the consolidated financial statements and notes to consolidated financial statements in our 2011 Annual Report on Form 10-K.  All intercompany balances and transactions have been eliminated in consolidation.

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

3.    Long-term Debt

    Long-term debt consisted of the following:

	(in thousands)
	June 30, 2012	December 31, 2011
Borrowings under credit facility	$24,259	$19,888
Notes payable	7,245	7,989
Capitalized lease obligations	2,672	2,848
Total long-term debt	34,176	30,725
Less: Current maturities	(2,027)	(1,936)
Total maturities due after one year	$32,149	$28,789

      As of June 30, 2012, the Company had a secured committed credit facility with an aggregate availability of $50 million that matures in March 2015.  At June 30, 2012, the borrowing base availability under the credit facility increased to $49.2 million compared to $44.5 million for the quarter ended March 31, 2012.   At June 30, 2012, our availability under the credit facility was $19.9 million, as the Company had borrowings of $24.3 million under the credit facility and $5.0 million of standby letters of credit, which are used primarily for our self-insurance programs and legal matters, has been issued.   The $4.7 million increase in gross availability during the three month period ended June 30, 2012 was due to an increase in accounts receivable and equipment at the end of the quarter.  This was a direct result of an increase in billed revenue, improvement in account aging during the quarter, as well as an increase in equipment assets resulting from certain tractors being purchased off lease and included in the borrowing base.  As of June 30, 2012, loans outstanding under the credit facility were categorized as either LIBOR loans, which had an interest rate of 2.8%, or bank base rate loans which had an interest rate of 4.8%.

The obligations under the credit facility are guaranteed by our parent company and certain named subsidiaries and secured by a pledge of substantially all of our assets. The obligations bear interest at either (i) the Base Rate, which for any day is a per annum rate equal to the greater of (a) the Prime Rate for such day; (b) the Federal Funds Rate for such day, plus 0.50%; or (c) LIBOR for a 30 day interest period as determined on such day, plus 1.0%, plus the Applicable Margin (as discussed below);or  (ii) at LIBOR for the applicable interest period, plus the Applicable Margin; and (iii) if any other obligation (including, to the extent permitted by law, interest not paid when due), at the Base Rate in effect from time to time, plus the Applicable Margin for Base Rate Revolver Loans (as defined in the credit facility).  The Applicable Margin for both the three months and six months ended June 30, 2012 was 1.5%.  For the three months ended June 30, 2011, the Applicable Margin was 1.25%.  Interest shall accrue from the date the loan is advanced or the obligation is incurred or payable, until paid by the borrowers.  If a loan is repaid on the same day made, one day's interest shall accrue.  We are obligated to comply with certain covenants under the credit facility.

In the normal course of business, the Company has chosen to enter into various master security agreements and a capital lease agreement as an alternative to off-balance sheet operating leases to finance the purchase of revenue generating equipment at more favorable rates. The master security agreements provide for funding structured as promissory notes. The effective interest rates on the promissory notes range from 5.5% to 7.6%.  The capital lease obligation for approximately $3.0 million of revenue generating equipment is structured as a 60- month rental agreement with a fixed price purchase option.  The effective interest rate on the lease is approximately 6.8%.  The capital lease agreement requires us to pay personal property taxes, maintenance, and operating expenses.

4.    Income Taxes

The Company's income is taxed in the United States of America and various state jurisdictions.  Our federal returns for 2008 and each subsequent year are presently subject to further examination by the Internal Revenue Service.  State returns are filed in most state jurisdictions, with varying statutes of limitations.

The Company calculates income taxes in accordance with US GAAP which requires that, for interim periods, we project full-year income and permanent differences between book income and taxable income in order to calculate an effective tax rate for the entire year.  The projected effective tax rate is used to calculate our income tax provision or benefit for the interim periods' year-to-date financial results.  Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years when those temporary differences are expected to reverse. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized.  The calculation of the deferred tax assets and liabilities, as well as the decision to recognize a tax benefit from an uncertain position and to establish a valuation allowance require management to make estimates and assumptions. We believe that our assumptions and estimates are reasonable, although actual results may have a positive or negative material impact on the balances of deferred tax assets and liabilities, valuation allowances or net income (loss).  Only the assumptions and estimates for the calendar year 2012 are used to determine the reasonableness of the Company's deferred tax assets and liabilities as of the period ended June 30, 2012.  As a result of the operating results in the second quarter of 2012 and our projections for the remainder of 2012, the valuation allowance relating to federal and state deferred tax assets was reduced slightly compared to the allowance at March 31, 2012.  For the six months ended June 30, 2012, the Company increased its valuation allowance by $1.1 million to $13.1 million.

For the six months ended June 30, 2012, our effective tax rate was (2.6)% compared to 12.1% for the same period in 2011.  The difference in the effective tax rates in these two periods is attributable to improved operating results year-over-year and a slight decrease in the valuation allowance for the three months ended June 30, 2012.  Due to the valuation allowance, any federal tax expense or benefit generated in 2012 will have no net effect on the income tax provision.  The tax expense recorded for the six months ended June 30, 2012 relates solely to state tax expense.

5.    Income (loss) per common share

Basic and diluted income (loss) per common share was computed as follows:

	(in thousands, except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net income (loss)	$1,071	$(3,305)	$(4,578)	$(11,242)

Denominator:
Basic-weighted average shares	17,872	17,534	17,799	17,490
Effect of dilutive stock options	-	-	-	-
Diluted-weighted average shares	17,872	17,534	17,799	17,490

Basic income (loss) per common share	$0.06	$(0.19)	$(0.26)	$(0.64)
Diluted income (loss) per common share	$0.06	$(0.19)	$(0.26)	$(0.64)

During the three months ended June 30, 2012 and 2011, options totaling 400,000 and 443,000 shares, respectively, were outstanding but were not included in the calculation of diluted weighted average shares, as their effect would be anti-dilutive.  During the six months ended June 30, 2012 and 2011, options totaling 381,000 and 479,000 shares, respectively, were not included in the calculation of diluted weighted average share, as their effect would be anti-dilutive.  As of June 30, 2012 and 2011, the Company has outstanding 527,000 and 390,000 deferred stock units, respectively, which have a contractual participation right to share in current dividends and voting rights.  These deferred stock units are included in basic weighted average shares outstanding.

6.    Related Party Transactions

The Company purchases trailers and trailer refrigeration units that are used in our operations from W&B Service Company, L.P. ("W&B"), an entity in which we own a 19.9% equity interest. The Company accounts for that investment under the equity method of accounting.  As of June 30, 2012 and 2011, our equity investment in W&B was $1.2 million and $1.5 million, respectively, which is included in "Other Assets" in the accompanying consolidated condensed balance sheets.

For the three months ended June 30, 2012 and 2011, our equity in the earnings of W&B was $97,000 and $260,000, respectively.  For the six months ended June 30, 2012 and 2011, our equity in the earnings of W&B was $332,000 and $359,000, respectively. Cash distributions to us from W&B's earnings were $312,000 and $761,000 for the six months ended June 30, 2012 and 2011, respectively.

During the three months ended June 30, 2012 and 2011, the Company's purchases from W&B for trailers and refrigeration units totaled $0 and $3.6 million, respectively.  During the six month periods ended June 30, 2012 and 2011, the purchases were $0 and $3.6 million, respectively.  The Company also utilizes W&B to provide routine maintenance and warranty repair of trailers and refrigeration units.  During the three months ended June 30, 2012 and 2011, W&B invoiced the Company $359,000 and $370,000, respectively, for maintenance and repair services, accessories and parts.   During the six months ended June 30, 2012 and 2011, W&B invoiced the Company $899,000 and $647,000, respectively, for maintenance and repair services, accessories and parts.

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

OVERVIEW

The Company generated operating income of $1.6 million and net income of $1.1 million in the second quarter of 2012, the Company's first quarterly profit since the third quarter of 2008. The improvement in profitability remains consistent with our expectations and is attributable to improved yields in both truckload and less-than-truckload ("LTL") services, increased shipment counts in LTL services, increased revenue in our brokerage/logistics services, which contains our growing water transport services and air freight offerings, and a $10.9 million reduction in operating expenses when compared to the second quarter of 2011.  The overall operating ratio improved to 98.4% for the quarter ended June 30, 2012 compared to 103.7% for the same period in 2011.   Compared to the second quarter ended June 30, 2011, most major categories of expense were lower in the second quarter ended June 30, 2012, led by decreases in fuel costs, supplies and expenses, salaries and related expenses and purchased transportation.   For the three month period ended June 30, 2012, an increase in revenue equipment rental expense was offset with a decrease in depreciation.

As we work to sustain profitability, our focus continues on maintaining improved pricing yields in truckload, LTL and other service offerings.  We continue to develop our water transport services, which support crude oil drilling operations, and have completed our third complete quarter of this operation.    Though a driver shortage continues, our FFE Driver Academy is providing us with available drivers and has supported our growth in the water transport services portion of our business.  We remain steadfast in providing an excellent service product and investing in technology that we anticipate will improve our customer service and shipping efficiencies.  Due to continuing capacity shortage and increasing shipping requirements, pricing continues to improve.  Fuel surcharges are used to offset the higher cost of tractor fuel and are not contributing to other escalating costs related to equipment, government regulations such as the Compliance Safety Accountability ("CSA") program, or higher driver recruiting and retention costs; however, fuel surcharges do not serve to totally offset whatever increase in fuel prices we might experience.   Fuel surcharges also do not offset the fuel price impact on fuel to operate the refrigeration units.  Due to declining fuel prices in the second quarter, fuel surcharge revenue declined $3.3 million compared to the second quarter of 2011.

We generate our revenue from truckload, LTL, dedicated and brokerage services provided to our customers.  Generally, we are paid by the mile, the weight or the number of trucks being utilized by our dedicated service customers.  We also derive revenue from fuel surcharges, loading and unloading service charges, equipment detention and other ancillary services.  The main factors that affect our revenue are the rate per mile we receive from our customers, the percentage of miles for which we are compensated and the number of miles we generate with our equipment.  These factors relate to, among other things, the United States economy, inventory levels, the level of truck capacity in the transportation industry and specific customer demand.  We monitor our revenue production primarily through average revenue per truck per week, net of fuel surcharges, revenue-per-hundredweight for our LTL services, empty mile ratio, revenue per loaded (and total) miles, the number of linehaul shipments, loaded miles per shipment and the average weight per shipment.

Improving demand for truckload services supported rates in 2011 and has continued into 2012 with overall higher rates per mile compared to the same period last year.  Compared to the quarter ended June 30, 2011, truckload revenue per loaded mile improved 6.8% for the quarter ended June 30, 2012.  LTL rates have improved 5.2% over the same period.  Revenues from water transport services improved our brokerage and logistics revenues as the amount of equipment operating increased during the latter part of the first quarter of 2012 and as a result, overall brokerage and logistic revenues increased $5.0 million for the quarter ended June 30, 2012.  The shortage of drivers continues to be of concern in our industry; however our FFE Driving Academy, which has now been operating for over a year, has significantly improved our ability to offset driver turnover and to support growth.

Results of Operations

Our revenue results were consistent with our stated plans to improve our revenue yields through appropriate pricing decisions, eliminate revenue profiles that were not profitable, increase our truck utility to gain more revenue and enhance our margin profile through focused offerings such as our logistics water transport services provided to oil field drilling companies.  For the second quarter of 2012, our total operating revenue was $5.6 million, or 5.6%, less than during the same period of 2011.  Most of this decrease is as a result of the decision to exit our dry van services in the fourth quarter of 2011 which had an impact of reducing our dry freight revenue by $6.1 million in the second quarter of 2012.  During the three months ended June 30, 2012, our total operating revenue, net of fuel surcharges, decreased $2.3 million, or 2.9%, to $76.3 million from $78.6 million for the same period in 2011.  Excluding fuel surcharges, our average revenue per tractor per week increased 6.7% to $3,559, as a result of a 5.6% increase in revenue per total mile as well as a 5.2% increase in LTL rates over the same period last year.

Truckload revenue decreased $9.6 million in the second quarter of 2012, or 20.3%, primarily as a result of our decisions to exit certain dry van related services in the fourth quarter of 2011, which reduced dry freight revenue by $6.1 million in the second quarter of 2012, and to provide linehaul support to our growing refrigerated LTL operations.  We continued to handle a limited amount of dry freight on our temperature controlled trailers during the second quarter of 2012 to fill backhaul lanes and provide requested services if capacity was available.  The Company's ongoing focus on improving truckload service rates was reflected in truckload revenue per loaded mile, which grew to $1.72 per mile compared to $1.61 over the same period in 2011, an increase of 6.8%.  LTL rates also improved during the second quarter of 2012, with revenue per hundredweight increasing 5.2% to $14.29 from $13.58 in the same period of 2011.  LTL shipments and tonnage levels improved 7.0% and 2.2%, respectively, during the second quarter of 2012 compared to the second quarter in 2011.  During the three months ended June 30, 2012, brokerage and logistic revenue increased by $5.0 million or 326.1% compared to the same period in 2011, driven largely by growth in our oil field water transport services.  Water transport services revenue grew approximately 60% compared to the first quarter of 2012 and 290% compared to the fourth quarter of 2011, which was the first full quarter of operation.  Excluding the revenues from dry van services and fuel surcharges, our revenues increased 5.7% during the second quarter of 2012.

The impact on our profitability attributable to operating expense is primarily influenced by variable costs associated with transporting freight for our customers and fixed costs largely related to salaried operations personnel, facilities and equipment. Costs that are more variable in nature include fuel expense, driver-related expenses such as wages, benefits, recruitment and training, and owner-operator costs.  Expenses that have both fixed and variable components include maintenance, tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we drive, but also have a controllable component based on safety, fleet age, efficiency and other factors.  Our main fixed costs relate to the acquisition and financing of long-term assets, such as revenue equipment and service centers.  Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors to help us manage our business.  For example, fuel prices fluctuated dramatically and quickly at various times during the last several years.  We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as through volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our service centers.  To help further reduce fuel expense, we manage the maximum rate of speed and purchase certain tractors with idle management technology, which monitors the temperature of the cab and allows the engine to operate more efficiently while not on the road.  In addition, new technology currently being deployed will contribute to improved management of out of route miles and other factors that influence fuel costs, such as the number of hours of refrigeration activity.

Our operating expense as a percentage of operating revenue, or "operating ratio," was 98.4% for the second quarter of 2012 compared to 103.7% over the same period in 2011.  The improvement in operating ratio was driven by strategic decisions made by the Company to: renew the fleet, which reduced our average tractor age to 2.1 years versus 2.8 years in June of 2011, reduced supplies and maintenance expenses by $1.9 million versus the second quarter of 2011 and contributed to reductions in fuel cost through improved miles per gallon; exit unprofitable business segments which served to reduce expenses more than the reduction in revenue through reductions in equipment depreciation, salaries and wages as we became more efficient, and purchased transportation.  In dollar terms, almost all categories of expense declined.  The most significant expense increase was a result of our revenue equipment rentals.  This increased revenue equipment rental expense was offset by a decrease in depreciation. The Company earned net income of $0.06 per basic and diluted share during the second quarter of 2012 compared to net loss of $0.19 over the same period in 2011.

      Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers. At June 30, 2012, we had $24.3 million of outstanding borrowings under our credit facility and $38.5 million in shareholders' equity.  In the second quarter of 2012, we added approximately $0.8 million of new revenue equipment and had $1.1 million of sales proceeds from dispositions.  These capital expenditures were funded with cash flows from operations and borrowings under our credit facility.  Based on our latest estimates, capital expenditures, net of proceeds from dispositions, are not expected to exceed $1.0 million in 2012, which would be consistent with our recent activity and the expected mix of capital expenditures and operating leases.

      The following table summarizes and compares the significant components of revenue and presents our operating ratio and revenue per truck per week for each of the three and six month periods ended June 30:

	Three Months		Six Months
Revenue from (a)	2012	2011	2012	2011
Temperature-controlled services	$27,320	$30,940	$51,822	$60,356
Dry-freight services	5,617	11,703	11,062	23,123
Total truckload linehaul services	32,937	42,643	62,884	83,479
Dedicated services	4,719	4,606	9,555	8,911
Total truckload	37,656	47,249	72,439	92,390
Less-than-truckload linehaul services	31,148	28,967	59,454	55,168
Fuel surcharges	19,362	22,702	37,156	41,385
Brokerage and logistics services	6,588	1,546	12,704	2,684
Equipment rental	951	865	1,887	1,809
Total operating revenue	95,705	101,329	183,640	193,436

Operating expenses	94,148	105,096	187,296	205,985
Income (loss) from operations	$1,557	$(3,767)	$(3,656)	$(12,549)
Operating ratio (b)	98.4%	103.7%	102.0%	106.5%

Total truckload revenue	$37,656	$47,249	$72,439	$92,390
Less-than-truckload linehaul revenue	31,148	28,967	59,454	55,168
Total linehaul and dedicated services revenue	$68,804	$76,216	$131,893	$147,558

Weekly average trucks in service	1,487	1,758	1,487	1,765
Revenue per truck per week (c)	$3,559	$3,335	$3,411	$3,233

Computational notes:
(a)	Revenue and expense amounts are stated in thousands of dollars.
(b)	Operating expenses divided by total operating revenue.
(c)	Average daily revenue, times seven, divided by weekly average trucks in service.

                The following table summarizes and compares selected statistical data relating to our freight operations for each of the three and six month periods ended June 30:

	Three Months		Six Months
Truckload	2012	2011	2012	2011
Total linehaul miles (a)	21,792	29,863	42,342	59,754
Loaded miles (a)	19,185	26,444	37,341	53,080
Empty mile ratio (b)	12.0%	11.4%	11.8%	11.2%
Linehaul revenue per total mile (c)	$1.51	$1.43	$1.49	$1.40
Linehaul revenue per loaded mile (d)	$1.72	$1.61	$1.68	$1.57
Linehaul shipments (a)	21.0	29.3	40.6	58.5
Loaded miles per shipment (e)	913	902	920	907
LTL
Hundredweight	2,179,967	2,132,554	4,183,502	4,066,405
Shipments (a)	71.7	67.0	138.8	128.0
Linehaul revenue per hundredweight (f)	$14.29	$13.58	$14.21	$13.57
Linehaul revenue per shipment (g)	$434	$432	$428	$431
Average weight per shipment (h)	3,040	3,182	3,014	3,177

Computational notes:
(a)	Amounts are stated in thousands.
(b)	Total truckload linehaul miles less truckload loaded miles, divided by total truckload linehaul miles.
(c)	Revenue from truckload linehaul services divided by total truckload linehaul miles.
(d)	Revenue from truckload linehaul services divided by truckload loaded miles.
(e)	Total truckload loaded miles divided by number of truckload linehaul shipments.
(f)	LTL revenue divided by LTL hundredweight.
(g)	LTL revenue divided by number of LTL shipments.
(h)	LTL hundredweight times one hundred divided by number of shipments.

The following table summarizes and compares the makeup of our fleets between company-provided tractors and tractors provided by owner-operators as of June 30:

	2012	2011
Total company tractors available for freight operations	1,348	1,576
Total owner-operator tractors available for freight operations	260	264
Total tractors available for freight operations	1,608	1,840
Total trailers available for freight operations	2,968	3,516

Comparison of Three Months Ended June 30, 2012 to Three Months Ended June 30, 2011

The following table sets forth revenue, operating income, operating ratios and revenue per truck per week and the dollar and percentage changes of each:

Revenue from (a)	2012	2011	Dollar Change 2012 vs. 2011	Percentage Change 2012 vs. 2011
Temperature-controlled services	$27,320	$30,940	$(3,620)	(11.7)%
Dry-freight services	5,617	11,703	(6,086)	(52.0)
Total truckload linehaul services	32,937	42,643	(9,706)	(22.8)
Dedicated services	4,719	4,606	113	2.5
Total truckload	37,656	47,249	(9,593)	(20.3)
Less-than-truckload linehaul services	31,148	28,967	2,181	7.5
Fuel surcharges	19,362	22,702	(3,340)	(14.7)
Brokerage and logistics services	6,588	1,546	5,042	326.1
Equipment rental	951	865	86	9.9
Total operating revenue	95,705	101,329	(5,624)	(5.6)

Operating expenses	94,148	105,096	(10,948)	(10.4)
Income (loss) from operations	$1,557	$(3,767)	$5,324	(141.3)%
Operating ratio (b)	98.4%	103.7%

Total truckload revenue	$37,656	$47,249	$(9,593)	(20.3)%
Less-than-truckload linehaul revenue	31,148	28,967	2,181	7.5
Total linehaul and dedicated services revenue	$68,804	$76,216	$(7,412)	(9.7)%

Weekly average trucks in service	1,487	1,758	(271)	(15.4)%
Revenue per truck per week (c)	$3,559	$3,335	$224	6.7%

Computational notes:
(a)	Revenue and expense amounts are stated in thousands of dollars.
(b)	Operating expenses divided by total revenue.
(c)	Average daily revenue, times seven, divided by weekly average trucks in service.

Total operating revenue for the second quarter of 2012 was $5.6 million, or 5.6%, less than the same period of 2011.  Driven by a reduction in dry freight revenue as a result of exiting dry van services, total truckload linehaul services revenue decreased $9.7 million, or 22.8%, to $32.9 million in 2012 from $42.6 million over the same period in 2011.  Our total operating revenue excluding both total truckload linehaul services and fuel surcharge increased $7.4 million, or 20.6%, in the second quarter of 2012 versus the same period in 2011.

The sale of the dry van services related equipment in the fourth quarter of 2011 is the primary reason for a reduction in average weekly trucks in service with 1,487 in the second quarter of 2012 compared to 1,758 the same period in 2011.   The number of truckload shipments decreased 28.3% to 21,020 in the second quarter of 2012 from 29,302 in 2011.  Truckload revenue, excluding fuel surcharges, decreased $9.6 million, or 20.3%, to $37.7 million from $47.2 million in 2011.  Truckload revenues decreased primarily as a result of the sale of 228 trucks and 415 trailers in the fourth quarter of 2011.  This reduction in revenue equipment was partially offset by improved revenue per loaded mile of $1.72 for the second quarter of 2012 compared to $1.61 for the same quarter last year.  The sale of the dry van services revenue equipment served to reduce our loaded miles 27.5%, to 19.2 million from 26.4 million in the same period in 2011, while the empty mile ratio increased slightly to 12.0% in the second quarter of 2012 compared to 11.4% in the same period in 2011.

LTL revenue improved during the second quarter of 2012 due to increasing customer demand for LTL services, which resulted in a 7.0 % increase in shipment count.  The increased shipment count more than offset a 4.5% decrease in weight per shipment, resulting in a 2.2% increase in tonnage to 218.0 million pounds in the second quarter of 2012 compared to 213.3 million pounds for the same period in 2011.  The LTL revenue per hundredweight increased 5.2% to $14.29 in the second quarter of 2012 from $13.58 per hundredweight in the same period of 2011.  As a result, LTL revenue grew $2.2 million, or 7.5%, to $31.1 million in the second quarter of 2012 compared to $29.0 million in the same period of 2011.

Fuel surcharges represent the cost of fuel that we are able to pass along to our customers based upon changes in the Department of Energy's weekly indices.  Overall fuel surcharge revenue decreased in the second quarter of 2012, as the rate of fuel surcharges as a percentage of linehaul revenue decreased to 28.1% compared to 29.8% in the second quarter of 2011 due to a 2.9% decrease in fuel prices per gallon during the second quarter of 2012.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our consolidated condensed statements of operations and those items as a percentage of revenue:

	(in thousands) Dollar Change	Percentage Change	Percentage of Revenue
	2012 vs 2011	2012 vs 2011	2012	2011
Total operating revenue	$(5,624)	(5.6)%	100.0%	100.0%

Operating Expenses
Salaries, wages and related expenses	(1,564)	(5.3)	29.3	29.3
Purchased transportation	(796)	(4.6)	17.2	17.1
Fuel	(5,581)	(22.0)	20.6	25.0
Supplies and maintenance	(1,867)	(13.1)	12.9	14.0
Revenue equipment rent	1,553	17.8	10.8	8.6
Depreciation	(1,644)	(36.1)	3.0	4.5
Communications and utilities	195	18.6	1.3	1.0
Claims and insurance	(555)	(22.9)	1.9	2.4
Operating taxes and licenses	(4)	(0.4)	1.1	1.1
Gain on sale of property and equipment	(203)	35.4	(0.8)	(0.6)
Miscellaneous	(482)	(35.8)	0.9	1.3
Total Operating Expenses	$(10,948)	(10.4)%	98.4%	103.7%

Total operating expenses for the second quarter of 2012 decreased $10.9 million, or 10.4%, to $94.1 million from $105.1 million in 2011.  The operating ratio decreased to 98.4% from 103.7% in the second quarter 2011 as our operating expenses decreased at a higher rate than our revenue.  Contributing to the decrease in operating expenses were lower costs attributable to fuel, supplies and maintenance, depreciation, and salaries, wages and related expenses.  In addition to fuel price per gallon decreasing approximately 2.9% in the second quarter of 2012 compared to the same period last year, we also experienced improved fuel efficiency due to the replacement of old tractors with new, more fuel efficient tractors in the first and second quarters of 2012.  Revenue equipment rent expense increased by 17.8% in the second quarter of 2012, which was attributable to our use of new tractors under operating leases to replace tractors we began selling in the fourth quarter of 2011.  The increase in revenue equipment rent expense was offset by a reduction in depreciation. Even though overall operating costs declined 10.4%, we continue to maintain a strict cost control program as commodity costs such as rubber, steel and other metals continue to drive up the cost of equipment and tires.   Our wage rates remain at previous levels, and we continue to monitor and control discretionary expenditures.

Salaries, wages and related expenses consist of compensation for our employees, including drivers and non-drivers.  It also includes employee-related costs, including the costs of payroll taxes, work-related injuries, group health insurance and other fringe benefits.  The most variable of the salary, wage and related expenses is driver pay, which is affected by the mix of company drivers and owner-operators in our fleet as well as in the efficiency of our over-the-road operations.  Overall salaries, wages and related expenses declined $1.6 million, or 5.3%.  Driver salaries, including per diem costs, decreased $1.1 million, or 6.1%, primarily due to a decrease in our fleet size.  Non-driver salaries decreased $0.6 million due to the reduction in force that was implemented in the fourth quarter of 2011.  Our overall non-driving employee count was 681 at the end of the second quarter of 2012 compared to 716 at the end of the same period in 2011 and compared to 779 for the third quarter of 2011 which was just prior to the reduction in force.

Purchased transportation expense consists of payments to owner-operators for the equipment and services they provide, payments to other motor carriers who handle our brokerage and logistics services and to various railroads for intermodal services.  It also includes fuel surcharges paid to our owner-operators for which we charge our customers.  These expenses are highly variable with revenue and/or the mix of Company drivers versus owner-operators.  Purchased transportation expense decreased $0.8 million, or 4.6%, in 2012 compared to the same period in 2011.   The portion of our purchased transportation connected with our truckload and LTL services decreased $0.6 million, excluding fuel surcharges, primarily reflecting a 7.5% decrease in the number of owner-operators utilized during the second quarter of 2012 in our LTL services compared to the same period in 2011.  Fuel payments to our owner-operators increased $0.9 million in the second quarter of 2012 to $4.4 million.

Fuel expense and fuel taxes decreased by $5.6 million, or 22.0%, to $19.8 million from $25.3 million for the same period in 2011.   The decrease was primarily due to a 19.7% decrease in gallons used, reflecting a reduced tractor count and improved fuel efficiency, and also a 2.9% decrease in fuel price per gallon.  We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover a portion of fuel price increases through fuel surcharges and rates to our customers.  Our fuel surcharges apply to tractor fuel, but not to fuel used in the refrigeration units.  Due to the decrease in fuel price per gallon our fuel surcharge revenue declined versus the second quarter of 2011.

Supplies and maintenance expenses primarily consist of repairs, maintenance and tires along with load specific expenses including loading/unloading, tolls, pallets, pickup and delivery and recruiting.  Supplies and maintenance costs decreased $1.9 million, or 13.1%, from the same period in 2011.  This decrease was primarily driven by a decrease in fleet repairs and maintenance costs, and to a lesser extent load specific expenses.  These cost reductions were somewhat offset by increases related to the water transport services of $0.4 million and driver recruiting increases of $0.2 million.  Fleet repairs and maintenance expenses decreased from the same period last year as a result of selling and turning in used equipment in the second quarter of 2012 and replacing with new units, consistent with our stated plans at the beginning of this year.

Total revenue equipment rent increased $1.6 million, or 17.8%, to $10.3 million from $8.7 million in 2011.  The increase is primarily due to an increase in the average number of tractors under lease during the second quarter of 2012 to 1,307 from 1,080 during the second quarter of 2011, and higher equipment prices.  We anticipate that the average cost of equipment will increase as we replace older equipment with new equipment.  We expect equipment rent expense to increase in future periods as a result of higher prices of new equipment as our leased equipment versus owned equipment ratio increases.  As we continue to generate earnings and positive cash flow, the amount of owned equipment may increase.

Depreciation relates to owned tractors, trailers, communications units, service centers and other assets. Depreciation expense decreased $1.6 million, or 36.1%, primarily as a result of selling our dry van services related equipment, as well as other older tractors and trailers.  Future depreciation expense will also be impacted by our leasing decisions. Gains or losses on dispositions of revenue equipment are set forth in a separate line item within our statements of operations.

Claims and insurance expenses consist of the costs of premiums for insurance accruals we make within our self-insured retention amounts, primarily for personal injury, property damage, physical damage and cargo claims.  These expenses will vary and are dependent on the frequency and severity of accidents, our self-insured retention amounts and the insurance market. Claims and insurance costs decreased by $0.5 million, or 22.9%, to $1.9 million from $2.4 million in 2011.  The decrease was primarily due to a reduction in the quantity and severity of claims.  The Company is self-insured for the first $1 million of all losses.  On June 1, 2012, the Company purchased insurance policies to cover all losses greater than $1 million up to $75 million.  The policy which covers the $2 million to $10 million layer of losses contains a self-insured corridor of $1 million, which essentially limits total losses, within the $2 million to $10 million layer, to $1 million in total for any insurance year and means any losses in excess of $3 million are fully covered.  Our self-insured retention exposes us to the possibility of fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, a claim that approaches the maximum self-insured retention level or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

For the three months ended June 30, 2012, our effective tax rate was 5.0% compared to 15.6% for the same period in 2011.   The difference in the effective tax rates in these two periods is attributable to improved operating results year over year and a slight decrease in the valuation allowance for the three months ended June 30, 2012.  As a result of the operating results for the second quarter of 2012 and our projections for the remainder of the year, the Company decreased the valuation to $13.1 million compared to $13.2 million at March 31, 2012. Due to the valuation allowance, any federal tax expense or benefit generated in 2012 will have no net effect on the income tax provision.  The tax expense recorded for the three months ended June 30, 2012 relates solely to state tax expense.

As a result of factors described above, the Company generated net income in the second quarter of 2012 of $1.1 million compared to a net loss of $3.3 million in the same period of 2011.  Our net income per share in the second quarter of 2012 was $0.06 per diluted share compared to a loss of $0.19 per diluted share in the same period of 2011.

Comparison of Six Months Ended June 30, 2012 to Six Months Ended June 30, 2011

The following table sets forth revenue, operating income, operating ratios and revenue per truck per week and the dollar and percentage changes of each:

Revenue from (a)	2012	2011	Dollar Change 2012 vs. 2011	Percentage Change 2012 vs. 2011
Temperature-controlled services	$51,822	$60,356	$(8,534)	(14.1)%
Dry-freight services	11,062	23,123	(12,061)	(52.2)
Total truckload linehaul services	62,884	83,479	(20,595)	(24.7)
Dedicated services	9,555	8,911	644	7.2
Total truckload	72,439	92,390	(19,951)	(21.6)
Less-than-truckload linehaul services	59,454	55,168	4,286	7.8
Fuel surcharges	37,156	41,385	(4,229)	(10.2)
Brokerage and logistics services	12,704	2,684	10,020	373.3
Equipment rental	1,887	1,809	78	4.3
Total operating revenue	183,640	193,436	(9,796)	(5.1)

Operating expenses	187,296	205,985	(18,689)	(9.1)
Loss from operations	$(3,656)	$(12,549)	$8,893	(70.9)%
Operating ratio (b)	102.0%	106.5%

Total truckload revenue	$72,439	$92,390	$(19,951)	(21.6)%
Less-than-truckload linehaul revenue	59,454	55,168	4,286	7.8
Total linehaul and dedicated services revenue	$131,893	$147,558	$(15,665)	(10.6)%

Weekly average trucks in service	1,487	1,765	(278)	(15.8)%
Revenue per truck per week (c)	$3,411	$3,233	$178	5.5%

Computational notes:
(a)	Revenue and expense amounts are stated in thousands of dollars.
(b)	Operating expenses divided by total revenue.
(c)	Average daily revenue, times seven, divided by weekly average trucks in service.

Total operating revenue for the first half of 2012 declined $9.8 million, or 5.1%, compared to the first half of 2011.  Driven by a decline in dry freight revenue as a result of our exit of dry van services, total truckload linehaul services revenue decreased $20.6 million, or 24.7%, to $62.9 million in 2012 from $83.5 million over the same period in 2011.  Our total operating revenue excluding both total truckload linehaul services and fuel surcharge increased $15.0 million, or 21.9%, in the first half of 2012 versus the same period in 2011.

The sale of the dry van services related equipment in the fourth quarter of 2011 is the primary reason for a decline in average weekly trucks in service with 1,487 trucks in the first half of 2012 compared to 1,765 the same period in 2011.   The number of truckload shipments decreased 30.7% to 40,574 in the first half of 2012 from 58,522 in 2011.  Truckload revenue, excluding fuel surcharges, decreased $20.0 million, or 21.6%, to $72.4 million from $92.4 million in 2011.  Truckload revenues decreased primarily as a result of the sale of 228 trucks and 415 trailers in the fourth quarter of 2011.  This reduction in revenue equipment was partially offset by improved revenue per loaded mile of $1.68 for the first half of 2012 compared to $1.57 for the same period last year.  The sale of the dry van services revenue equipment decreased our loaded miles 29.7% to 37.3 million from 53.1 million in the same period in 2011.  The empty mile ratio increased slightly to 11.8% in the first half of 2012 compared to 11.2% in the same period in 2011.

LTL shipments increased 8.4%, while weight per shipment decreased 5.1%, which resulted in a 2.9% increase in tonnage to 418.4 million pounds in the first half of 2012 compared to 406.6 million pounds for the same period in 2011.  The LTL revenue per hundredweight increased 4.7% to $14.21 in the first half of 2012 from $13.57 per hundredweight in the same period of 2011.  As a result, LTL revenue grew $4.3 million, or 7.8%, to $59.5 million in the first half of 2012 compared to $55.2 million in the same period of 2011.

Fuel surcharges represent the cost of fuel that we are able to pass along to our customers based upon changes in the Department of Energy's weekly indices.  Although overall fuel surcharge revenue decreased in the first half of 2012, the rate of fuel surcharges as a percentage of linehaul revenue remained relatively flat during the first half of 2012. The lower fuel surcharge is directly attributable to lower fuel costs to the Company related to tractor fuel.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our consolidated condensed statements of operations and those items as a percentage of revenue:

	(in thousands) Dollar Change	Percentage Change	Percentage of Revenue
	2012 vs. 2011	2012 vs. 2011	2012	2011
Total operating revenue	$(9,796)	(5.1)%	100.0%	100.0%

Operating Expenses
Salaries, wages and related expenses	(1,799)	(3.0)	31.2	30.6
Purchased transportation	(1,179)	(3.5)	17.6	17.3
Fuel	(9,031)	(18.9)	21.1	24.7
Supplies and maintenance	(2,085)	(7.8)	13.5	13.9
Revenue equipment rent	3,161	18.2	11.2	9.0
Depreciation	(3,081)	(34.1)	3.2	4.7
Communications and utilities	(171)	(7.3)	1.2	1.2
Claims and insurance	(1,959)	(34.2)	2.1	3.0
Operating taxes and licenses	48	2.3	1.2	1.1
Gain on sale of property and equipment	(1,964)	342.8	(1.4)	(0.3)
Miscellaneous	(629)	(23.1)	1.1	1.4
Total Operating Expenses	$(18,689)	(9.1)%	102.0%	106.5%

Total operating expenses for the first half of 2012 decreased $18.7 million, or 9.1%, to $187.3 million from $206.0 million in 2011.  The operating ratio decreased to 102.0% from 106.5% in 2011 as our operating expenses decreased at a higher rate than our revenue.  Contributing to the decrease in operating ratio was lower cost attributable to fuel, depreciation, gain on sale of property and equipment and claims and insurance.  All major expenditure categories declined, with the exception of revenue equipment rent.  The most significant decrease was fuel, followed by depreciation, gain on sale of property and equipment and claims and insurance, followed by salaries, wages and related expenses.  While fuel costs decreased, the fuel price per gallon increased approximately 2.9% in the first half of 2012 compared to the same period last year, and we experienced improved fuel efficiency due to our replacement of old tractors with new, more fuel efficient tractors in the first half of 2012.  Revenue equipment rent expense increased by 18.2% in the first half of 2012, which was attributable to our use of new tractors under operating leases to replace tractors we sold during the fourth quarter of 2011 and first half of 2012.  This was largely offset by a reduction in depreciation expense.  Even though overall operating costs declined $18.7 million, or 9.1%, we continue to maintain a strict cost control program as commodity costs such as rubber, steel and other metals continue to drive up the cost of equipment and tires.   Our wage rates remain at previous levels, and we continue to monitor and control discretionary expenditures.

Salaries, wages and related expenses consist of compensation for our employees, including drivers and non-drivers.  It also includes employee-related costs, including the costs of payroll taxes, work-related injuries, group health insurance and other fringe benefits.  The most variable of the salary, wage and related expenses is driver pay, which is affected by the mix of company drivers and owner-operators in our fleet as well as in the efficiency of our over-the-road operations.  Overall salaries, wages and related expenses declined $1.8 million or 3.0%. Driver salaries including per diem costs decreased $1.7 million, or 5.0%, primarily due to a decrease in tractor count versus the second quarter of 2011. Non-driver salaries decreased $0.8 million due to the reduction in force that was implemented in the fourth quarter of 2011. Our overall non-driving employee count was 681 at the end of the second quarter of 2012 compared to 716 at the end of the same period in 2011 and compared to 779 for the third quarter of 2011 which was just prior to the reduction in force.

Purchased transportation expense consists of payments to owner-operators for the equipment and services they provide, payments to other motor carriers who handle our brokerage and logistics services and to various railroads for intermodal services.  It also includes fuel surcharges paid to our owner-operators for which we charge our customers.  These expenses are highly variable with revenue and/or the mix of Company drivers versus owner-operators.  Purchased transportation expense decreased $1.2 million, or 3.5%, in 2012 compared to the same period in 2011.   The portion of our purchased transportation connected with our truckload and LTL services decreased $2.6 million, excluding fuel surcharges, primarily reflecting an 11.8% decrease in the number of owner-operators utilized during the first half of 2012.  Fuel payments to our owner-operators increased $1.1 million in the first half of 2012 to $8.1 million.

Fuel expense and fuel taxes decreased by $9.0 million, or 18.9%, to $38.8 million from $47.8 million for the same period in 2011.   The decrease was primarily due to a 21.2% decrease in gallons used, reflecting a reduced tractor count and improved fuel efficiency.  This was partially offset by a 2.9% increase in fuel price per gallon.  We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover a portion of fuel price increases through fuel surcharges and rates to our customers.  Our fuel surcharges apply to tractor fuel, but not to fuel used in the refrigeration units.

Supplies and maintenance expenses primarily consist of repairs, maintenance and tires along with load specific expenses including loading/unloading, tolls, pallets, pickup and delivery and recruiting.  Supplies and maintenance costs decreased $2.1 million, or 7.8%, from the same period in 2011.  This decrease was primarily driven by a decrease in fleet repairs and maintenance costs and load handling specific expenses. This reduction is net of an increase in other miscellaneous costs that included approximately $0.8 million of costs related to the new water transport services business.  Fleet repairs and maintenance costs decreased compared to the same period in 2011 as a result of the renewal of our tractor fleet and the reduction in the average fleet age to 2.1 years old versus 2.8 years old.

Total revenue equipment rent increased $3.2 million, or 18.2%, to $20.5 million from $17.4 million in 2011.  The increase is primarily due to an increase in the average number of tractors under lease during the first half of 2012 to 1,290 from 1,059 during the first half of 2011 and higher equipment prices.  We anticipate that the average cost of equipment will increase as we replace older equipment with new equipment.  We expect equipment rent expense to increase in future periods as a result of higher prices of new equipment as our leased equipment versus owned equipment ratio increases.  The increase in revenue equipment rent expense was largely offset by a decrease in depreciation expense.  As we continue to generate earnings and positive cash flow, the amount of owned equipment may increase.

Depreciation relates to owned tractors, trailers, communications units, service centers and other assets. Gains or losses on dispositions of revenue equipment are set forth in a separate line item within our statements of operations. Depreciation expense decreased $3.1 million, or 34.1%, primarily as a result of selling our dry van services related equipment, as well as other older tractors and trailers.    Future depreciation expense will also be impacted by our leasing decisions.

Claims and insurance expense consists of the costs of premiums, as well as reserves we make within our self-insured retention program, primarily for personal injury, property damage, physical damage and cargo claims.  These expenses vary and are dependent on the frequency and severity of accidents, our self-insured retention amounts and the insurance market. Claims and insurance costs decreased $1.9 million in the first half of 2012, or 34.2%, to $3.8 million from $5.7 million in the same period of 2011.  The decrease was primarily due to a decrease in the quantity and severity of claims incurred in the first half of 2012 compared to the same period in 2011.  The Company is self-insured for the first $1 million of all losses.  On June 1, 2012, the Company purchased insurance policies to cover all losses greater than $1 million up to $75 million.  The policy which covers the $2 million to $10 million layer of losses contains a self-insured corridor of $1 million, which essentially limits total losses, within the $2 million to $10 million layer, to $1 million in total for any insurance year and means any losses in excess of $3 million are fully covered.  Our self-insured retention exposes us to the possibility of fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, a claim that approaches the maximum self-insured retention level or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

The Company's effective tax rate was (2.6)% for the six months ended June 30, 2012 compared to 12.1% in the same period of 2011.  The difference in the effective tax rates in these two periods is attributable to improved operating results year over year and the impact of the valuation allowance relating to federal and state deferred tax assets.  As a result of the operating results for the six months ended June 30, 2012 and our outlook for the remainder of the year, the Company increased the valuation allowance to $13.1 million.  Due to the valuation allowance, any federal tax expense or benefit will have no net effect on the income tax provision.  The tax expense recorded for the six months ended June 30, 2012 relates solely to state tax expense.

As a result of factors described above, our net loss decreased 59.3% in the first half of 2012 to $4.6 million compared to a net loss of $11.2 million in the same period of 2011.  Our net loss per share decreased 59.4% in the first half of 2012 to $0.26 per diluted share from a loss of $0.64 per diluted share in the same period of 2011.

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

In November 2007, our Board of Directors approved a share repurchase program to repurchase up to one million shares of our common stock.  This program is intended to be implemented through purchases made in either the open market or through private transactions.  The timing and extent to which we will repurchase shares depends on market conditions and other corporate considerations.  We have available approximately 743,700 shares that can be repurchased from that and previous authorizations. The repurchase program does not have an expiration date.

We establish credit terms with our customers based upon their financial strength and their historical payment pattern.   Many of our largest customers under contract are Fortune 500 companies.  Given the current economic conditions, we have placed additional emphasis on our review of significant outstanding receivable balances.  Accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectability of these receivables, we perform ongoing credit evaluations of our customers' financial condition.  Through these evaluations, we may become aware of a situation in which a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  Our allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  Invoice balances outstanding past the contractual due date are considered past due per our policy and the customer balances are reviewed for collectability.  Initial payments by new customers are monitored for compliance with contractual terms.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential recovery is considered remote.

As of June 30, 2012, the Company had a secured committed credit facility with an aggregate availability of $50 million that matures in March, 2015.  At June 30, 2012, the borrowing base availability under the credit facility increased to $49.2 million due to an increase in eligible accounts receivable as well as additional equipment assets that were purchased off lease.   At June 30, 2012 availability under the credit facility was $19.9 million, as the Company has borrowings of $24.3 million under the credit facility and $5.0 million of standby letters of credit, which are used primarily for our self-insurance programs and legal matters, had been issued.  We were in compliance with the covenants in the credit facility outlined below as of June 30, 2012 and anticipate our compliance will continue during the remainder of 2012.

The obligations under the credit facility are guaranteed by our parent company and certain named subsidiaries and secured by a pledge of substantially all of our assets. The obligations shall bear interest (i) if a Base Rate Loan (as defined in the credit facility), at the Base Rate (as defined in the credit facility) in effect from time to time, plus the Applicable Margin; (ii) if a LIBOR loan, at LIBOR for the applicable interest period, plus the Applicable Margin; and (iii) if any other obligation (including, to the extent permitted by law, interest not paid when due), at the Base Rate in effect from time to time, plus the Applicable Margin for Base Rate Revolver Loans (as defined in the credit facility).  Interest shall accrue from the date the loan is advanced or the obligation is incurred or payable, until paid by the borrowers.  If a loan is repaid on the same day it is made, one day's interest shall accrue.  We are obligated to comply with certain covenants under the new credit facility.  These covenants provide various guidelines and/or restrictions related to inspections, financial information, notices, insurance, subsidiaries, permitted debt and permitted liens.  It also provides for a fixed charge coverage ratio of 1.10 to 1.00 should the availability on the credit line be less than $10,000,000.  The fixed charge coverage ratio is equal to the ratio, determined for the Company for the most recent twelve-month period, of (a) EBITDA minus certain capital expenditures and cash taxes paid, to (b) fixed charges, which are equal to the sum of (i) interest expense (other than payment-in-kind), (ii) principal payments made on certain borrowed money, (iii) distributions, interest or dividends on equity interests made and (iv) during certain times, depreciation expenses attributable to certain equipment of the Company based upon a 60-month straight-line depreciation schedule.  EBITDA is the Company's net income, calculated before interest expense, provision for income taxes, depreciation and amortization expense, gains or losses arising from the sale of capital assets, gains arising from the write-up of assets, and any extraordinary gains.  If our borrowing base availability drops below $10.0 million we would not be in compliance with the fixed charge coverage ratio covenant.  Should we anticipate the need to utilize a portion of the availability under $10 million, we would first seek a waiver of this covenant requirement from our bank.  We had $19.9 million in availability as of June 30, 2012, and we do not anticipate any such waiver will be necessary in 2012.

The credit facility calls for the Applicable Margin to be determined by the fixed charge ratio for the most recent twelve month period ending at the quarter prior to the current quarter as defined in the credit facility.  Due to losses for the 12 month period ending with the first quarter of 2012, the Applicable Margin for the second quarter of 2012 was rated as Level III.  We expect the rating to remain at Level III for the remainder of 2012.  The Applicable Margin table, as determined in the credit facility is shown below.

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
	(in thousands)
	Six Months Ended June 30,
	2012	2011
Net cash flows used in operating activities	$(9,035)	$(9,622)
Net cash flows provided by (used in) investing activities	6,458	(277)
Net cash flows provided by financing activities	3,355	9,328
Borrowings under credit facility	24,259	15,021
Long-term notes payable and capital lease obligations	$7,890	$-

For the six months ended June 30, 2012, cash flows used in operating activities were improved in 2012 compared to 2011 due in part to a smaller net loss in 2012 of $4.6 million compared to a $11.2 million loss in 2011. Depreciation and amortization was lower in 2012 primarily due to the sales of revenue equipment as a result of the Company's decision to exit the dry van services business in the fourth quarter of 2011. Gains on sale of property and equipment increased as a result of selling older revenue equipment as well as the sale of a facility to a tenant that previously leased the facility with an option to purchase.  Accounts payable decreased primarily as a result of timing of payments for various expenditures and lower liabilities outstanding for purchased transportation. The cash flow impact from insurance and claims is due to the settlement and payment of certain claims compared to an increase in the amount of claims established during the same period last year.

The changes in cash flows provided by investing activities were attributable to the 2012 sale of a facility that was previously leased to a tenant, with an option to purchase, as well as the impact of selling a higher volume of certain older revenue equipment in 2012, as well as relatively smaller amount of capital expenditures in 2012.

The changes in cash flows from financing activities was attributable to lower net borrowings in 2012 compared to higher net borrowing for the same period in 2011 as well as the 2012 payment of notes payable and capital leases.

We believe our sources of liquidity are adequate to meet our current and anticipated needs. Based upon anticipated cash flows, current borrowing availability and sources of financing we expect to be available to us, we do not anticipate any significant liquidity constraints in the foreseeable future.  We estimate that capital expenditures, net of proceeds from dispositions, should not exceed $1.0 million in 2012.

Contractual Obligations

The following is a summary of our contractual obligations as of June 30, 2012:

	(in thousands)
	Total	2012	2013-2014	2015-2016	After 2016
Letters of credit	$5,038	$2,545	$2,493	$-	$-
Borrowings under credit facility	24,259	-	-	24,259	-
Purchase commitments	42,760	42,760	-	-	-
Capital lease obligations, including interest	3,244	277	1,110	1,857	-
Notes payable	7,245	814	3,410	3,021	-
Operating leases obligations
Rentals	101,582	18,014	53,050	18,013	12,505
Residual guarantees	27,314	5,065	8,143	12,852	1,254
	$211,442	$69,475	$68,206	$60,002	$13,759

The purchase obligations are commitments for equipment replacement that will be received ratably over the course of the year.  Financing has been secured for the majority of our planned commitments for operating leases.

Off-Balance Sheet Arrangements

As of June 30, 2012, we had leased 1,346 tractors and 1,995 trailers under operating leases as well as six service centers with 10,000 square feet or more, with varying termination dates ranging from July 2012 through May 2024 and total obligations of $101.6 million.  Rent expense related to operating leases involving vehicles during the first half of 2012 and 2011 was $20.5 million and $17.4 million, respectively.  In general, the equipment lease renewal terms include month-to-month extensions of the regular lease terms, purchase options at fair market value or an early buy-out option on certain tractor leases.  As of June 30, 2012, we maintained $5.0 million in standby letters of credit related to self-insured programs, legal matters and equipment leases.  These standby letters of credit allow the Company to self-insure a portion of its insurance exposure.

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

Effects of Climate Change and Climate Change Regulation

Greenhouse gas emissions have increasingly become the subject of a large amount of international, national, regional, state and local attention. Cap and trade initiatives to limit greenhouse gas emissions have been introduced in the European Union ("EU"). Similarly, numerous bills related to climate change have been introduced in the United States Congress, which could adversely impact all industries. In addition, future regulation of greenhouse gases could occur pursuant to future U.S. treaty obligations, statutory or regulatory changes under the Clean Air Act or new climate change legislation.  It is uncertain whether any of these initiatives will be implemented, although, based on published media reports, we believe it is not reasonably likely the current proposed initiatives will be implemented without substantial modification. If such initiatives are implemented, restrictions, caps, taxes, or other controls on emissions of greenhouse gases, including diesel exhaust, could significantly increase our operating costs. Restrictions on emissions could also affect our customers that use significant amounts of energy or burn fossil fuels in producing or delivering the products we carry including, but not limited to, food producers and distributors. Although significant cost increases, government regulation, and changes of consumer needs or preferences for goods or services relating to alternative sources of energy or emissions reductions or changes in our customers' shipping needs could materially affect the markets for the products we carry, which in turn could have a material adverse effect on our results of operations, financial condition, and liquidity, or, in the alternative, could result in increased demand for our transportation services. We are currently unable to predict the manner or extent of such effect.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America ("US GAAP") requires management to make estimates and assumptions about future events and apply judgments that affect the reported amounts of assets, liabilities, revenue and expenses in our consolidated financial statements and related notes.  We base our estimates, assumptions and judgments on historical experience, current trends and other factors believed to be relevant at the time our consolidated financial statements are prepared.  However, because future events and their effects cannot be determined with certainty, actual results could differ from our estimates and assumptions, and such differences could be material.  We believe the following critical accounting policies affect our more significant estimates, assumptions and judgments used in the preparation of our consolidated financial statements.

Accounts Receivable.  We are dependent upon contracts with significant customers that generate a large portion of our revenue.  Accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectability of these receivables, we perform ongoing credit evaluations of our customers' financial condition.  Through these evaluations, we may become aware of a situation in which a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  The allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  We perform ongoing reviews of the adequacy of our allowance for doubtful accounts.  Invoice balances past the contractual due date are considered past due per our policy and the customer balances are reviewed for collectability.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential recovery is considered remote.

Revenue Recognition.  The Company recognizes revenue and the related direct costs on the date the freight is picked up from the shipper.  One of the preferable methods under US GAAP provides the recognition of revenue and direct costs when the shipment is completed.  Changing to this method would not have a material impact on the quarterly financial results or operations of the Company.

Property and Equipment.  The transportation industry is capital intensive. Our net property and equipment was $50.6 million as of June 30, 2012 and $57.8 million as of December 31, 2011. Our depreciation expense was $6.0 million for the six months ended June 30, 2012 and $9.0 million for the six months ended June 30, 2011.  Depreciation is computed based on the cost of the asset, reduced by its estimated residual value, using the straight-line method for financial reporting purposes.  Accelerated methods are used for income tax reporting purposes.  Additions and improvements to property and equipment are capitalized at cost.  Maintenance and repair expenditures are charged to operations as incurred.  Gains and losses on disposals of revenue equipment are included in operations as they are a normal, recurring component of our operations.  We have minimal risk to the used equipment market as the majority of our tractors have a pre-arranged trade-in value typically at the end of 42 months, which is utilized as the residual value in computing depreciation expense.

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

Insurance and claims.  We are self-insured for a portion of losses relating to workers' compensation, auto liability, general liability, cargo and property damage claims, along with employees' health insurance with varying risk retention levels.  We maintain insurance coverage for per-incident occurrences and in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review.  We reserve currently for the estimated cost of the uninsured portion of pending claims. These reserves are periodically evaluated and adjusted based on our evaluation of the nature and severity of outstanding individual claims and an estimate of future claims development based on historical claims development factors.  The Company accrues for the anticipated legal and other costs to settle the claims currently.  The Company is self-insured for the first $1 million of all losses.  On June 1, 2012, the Company purchased insurance policies to cover all losses greater than $1 million up to $75 million.  The policy which covers the $2 million to $10 million layer of losses contains a self-insured corridor of $1 million, which essentially limits total losses, within the $2 million to $10 million layer, to $1 million in total for any insurance year and means any losses in excess of $3 million are fully covered.  Our self-insured retention exposes us to the possibility of fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, a claim that approaches the maximum self-insured retention level or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

Income Taxes.  Income taxes are accounted for in accordance with US GAAP. The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and attributable to operating loss and tax credit carry forwards. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes.  These temporary differences result in deferred tax assets and liabilities, which are included in our accompanying consolidated balance sheets.  Deferred tax assets and liabilities are measured using the tax rates enacted by certain tax laws and published guidance expected to apply to taxable income in effect to those years in which the temporary differences are expected to reverse.  To the extent it is determined it is more likely than not that our deferred tax assets will be recovered, a valuation allowance must be established for the amount of the deferred tax assets determined not to be realizable.  We believe that our assumptions and estimates are reasonable, although actual results may have a positive or negative material impact on the balances of deferred tax assets and liabilities, valuation allowances or net income. Based upon our recent operating history, we will continue to assess whether we will realize all, part, or none of the deferred tax assets.   We will apply judgment to determine the amount of valuation allowance, if any, that would be required in any given period.  We will continue to assess whether we will realize all, part or none of the deferred tax assets.   As a result of the operating results in the second quarter of 2012 and our projections for the remainder of 2012, the valuation allowance was reduced slightly.  For the three months ended June 30, 2012, the Company decreased its valuation allowance by $0.1 million, reducing the total valuation allowance relating to federal and state deferred tax assets to $13.1 million.

RECENT ACCOUNTING PRONOUNCEMENTS

We have reviewed recently issued accounting pronouncements and determined that they do not have a material impact on our consolidated financial statements.

 Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks, primarily from price increases in fuel and certain commodities used as raw material in our equipment, and interest rates. These risks have not materially changed between December 31, 2011 and the six months ended June 30, 2012.

Commodity Price Risk

Our operations are heavily dependent upon fuel prices.  The price and availability can vary and are subject to political, economic and market factors that are beyond our control.  Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition; however, historically, we've been able to recover the majority of diesel fuel price increases from customers in the form of fuel surcharges.  Fuel prices have fluctuated greatly in recent years. In some periods, our operating performance was adversely affected because we were not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharges. We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. We do not currently enter into derivative hedging arrangements that protect us against fuel price increases.  Given the volatility in fuel prices and the impact fuel surcharge revenues have on total operating revenue, we often make reference to total operating revenue excluding fuel surcharges to provide a more consistent basis for comparison of operating revenue without the impact of fluctuating fuel prices.  A 5% increase in the average fuel cost per gallon would result in annual increased fuel costs of approximately $3.9 million that we anticipate would be partially offset by fuel surcharges.

Interest Rate Risk

Our market risk is also affected by changes in interest rates.  We have historically maintained a combination of fixed rate and variable rate obligations to manage our interest rate exposure.  Fixed rates are generally maintained within our lease obligations while variable rates are contained within our credit facility.

We are exposed to interest rate risk primarily from our credit facility.  Our credit facility provides for borrowings that bear interest based on LIBOR, plus a certain percentage.  At June 30, 2012 and December 31, 2011 there was $24.3 million and $19.9 million, respectively, outstanding under our current credit facility.

The Company entered into various master security agreements and a capital lease agreement to finance the purchase of revenue equipment at more favorable fixed rates than through off-balance sheet operating leases.  We are not exposed to interest rate risk related to these agreements as the interest rates are fixed.

As of June 30, 2012, we held no market-risk-sensitive instruments for trading purposes.  For purposes other than trading, we held approximately 74,000 shares of our common stock at a value of $513,000 in a Rabbi Trust investment. Our consolidated financial statements include the assets and liabilities of the Rabbi Trust established to hold the investments of participants in our 401(k) Wrap Plan and for deferred compensation liabilities under our Executive Bonus and Phantom Stock Plan.  Such liabilities are adjusted from time to time to reflect changes in the market price of our common stock.  To the extent the trust assets are invested in our stock, our future compensation expense and income will be impacted by fluctuations in the market price of our stock.

 Item 4.    Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

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

 Item 1A.    Risk Factors

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, under the heading "Risk Factors" in Item 1A of that report.  We do not believe there has been any material changes in these risks during the six months ended June 30, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On November 9, 2007, our Board of Directors renewed our authorization to purchase up to 1,263,900 shares of our common stock.  At June 30, 2012, there were a total of 743,700 remaining authorized shares that could be repurchased.  During the second quarter of 2012, 700 shares were repurchased.  The authorization did not specify an expiration date.  Shares may be purchased from time to time on the open market or through private transactions at such times as management deems appropriate.  Purchases may be discontinued by our Board of Directors at any time.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
April 2012	700	$1.25	700	743,700
May 2012	-	-	-	743,700
June 2012	-	-	-	743,700
Total	700	$1.25	700	743,700

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

      Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

3.1	Restated Articles of Incorporation of Frozen Food Express Industries, Inc. (filed as Exhibit 3(i) to the Company's Current Report on Form 8-K on May 29, 2007 and incorporated herein by reference).

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

101
The following financial statements from Frozen Food Express Industries, Inc. Form 10-Q for the quarter ended June 30, 2012, filed on July 30, 2012, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statement of Operations, (iii) Consolidated Condensed Statement of Comprehensive Income, (iv) Consolidated Condensed Statement of Cash Flows, (v) Consolidated Condensed Statement of Shareholder's Equity and (vi) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.*

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FROZEN FOOD EXPRESS INDUSTRIES, INC.
(Registrant)

Dated: July 30, 2012	By	/s/ S. Russell Stubbs
S. Russell Stubbs President and Chief Executive Officer (Principal Executive Officer)
Dated: July 30, 2012	By	/s/ John R. McManama
John R. McManama Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of Frozen Food Express Industries, Inc. (filed as Exhibit 3(i) to the Company's Current Report on Form 8-K on May 29, 2007 and incorporated herein by reference).

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

101
The following financial statements from Frozen Food Express Industries, Inc. Form 10-Q for the quarter ended June 30, 2012, filed on July 30, 2012, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statement of Operations, (iii) Consolidated Condensed Statement of Comprehensive Income, (iv) Consolidated Condensed Statement of Cash Flows, (v) Consolidated Condensed Statement of Shareholder's Equity and (vi) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.*

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.