Form 10-Q
period 2012-09-30
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2012-11-14
CIK 39273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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
Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes    ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.
Class	Number of Shares Outstanding
Common stock, $1.50 par value	17,990,904 at November 7, 2012

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Unaudited and in thousands, except per-share amounts)

Assets	September 30, 2012	December 31, 2011
Current assets
Cash and cash equivalents	$1,448	$1,048
Accounts receivable, net	42,410	43,450
Tires on equipment in use, net	7,705	5,968
Equipment held for sale	1,898	3,437
Other current assets	7,970	7,868
Total current assets	61,431	61,771

Property and equipment, net	46,630	57,757
Deferred income taxes	1,009	1,009
Other assets	5,862	5,867
Total assets	$114,932	$126,404

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$27,898	$30,339
Insurance and claims accruals	9,125	10,667
Accrued payroll and deferred compensation	4,711	4,047
Accrued liabilities	1,428	1,251
Current maturities of notes payable and capital lease obligations	2,060	1,936
Deferred income taxes	690	690
Total current liabilities	45,912	48,930

Borrowings under credit facility	23,899	19,888
Long-term notes payable and capital lease obligations	7,362	8,901
Insurance and claims accruals	4,848	5,783
Total liabilities	82,021	83,502

Shareholders' equity
Common stock, $1.50 par value per share; 75,000 shares authorized;
18,572 shares issued	27,858	27,858
Additional paid-in capital	914	427
Accumulated other comprehensive loss	(62)	(67)
Retained earnings	11,331	21,572
Total common shareholders' equity	40,041	49,790
Treasury stock (1,013 and 980 shares), at cost	(7,130)	(6,888)
Total shareholders' equity	32,911	42,902
Total liabilities and shareholders' equity	$114,932	$126,404

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
(Unaudited and in thousands, except per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Total operating revenue	$95,624	$102,834	$279,264	$296,270
Operating expenses
Salaries, wages and related expenses	29,515	31,766	86,818	90,868
Purchased transportation	17,952	18,357	50,272	51,856
Fuel	21,247	25,854	60,016	73,654
Supplies and maintenance	14,340	15,710	39,106	42,561
Revenue equipment rent	10,691	9,200	31,205	26,553
Depreciation	2,701	4,827	8,668	13,875
Communications and utilities	1,123	1,171	3,299	3,518
Claims and insurance	3,734	7,476	7,503	13,204
Operating taxes and licenses	924	985	3,076	3,089
Gain on sale of property and equipment	(2,402)	(661)	(4,939)	(1,234)
Miscellaneous	1,095	1,626	3,192	4,352
Total operating expenses	100,920	116,311	288,216	322,296
Loss from operations	(5,296)	(13,477)	(8,952)	(26,026)

Interest and other expense (income)
Interest expense	388	247	1,157	479
Equity in earnings of limited partnership	(211)	(192)	(543)	(551)
Life insurance and other	149	63	520	432
Total interest and other expense (income)	326	118	1,134	360
Loss before income taxes	(5,622)	(13,595)	(10,086)	(26,386)
Income tax expense (benefit)	41	73	155	(1,476)
Net loss	$(5,663)	$(13,668)	$(10,241)	$(24,910)

Net loss per share of common stock
Basic	$(0.32)	$(0.77)	$(0.57)	$(1.42)
Diluted	$(0.32)	$(0.77)	$(0.57)	$(1.42)
Weighted average shares outstanding
Basic	17,917	17,663	17,839	17,557
Diluted	17,917	17,663	17,839	17,557

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive Income
(Unaudited and in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(5,663)	$(13,668)	$(10,241)	$(24,910)
Other comprehensive income (loss):
Change in postretirement benefits transition obligation	1	-	5	(69)
Total other comprehensive income (loss)	1	-	5	(69)
Comprehensive loss	$(5,662)	$(13,668)	$(10,236)	$(24,979)

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
 (Unaudited and in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(10,241)	$(24,910)
Non-cash items included in net loss
Depreciation and amortization	11,045	17,029
Gain on sale of property and equipment	(4,939)	(1,234)
Provision for losses on accounts receivable	(437)	1,061
Deferred income taxes	-	(1,647)
Deferred compensation	203	152
Postretirement benefits	5	(69)
Equity in earnings of limited partnership	(543)	(551)
Changes in operating assets and liabilities
Accounts receivable	1,477	(5,835)
Tires on equipment in use	(3,972)	(4,184)
Other current assets	(1,360)	(1,327)
Other assets	9	(1,536)
Accounts payable	(2,435)	(122)
Insurance and claims accruals	(2,477)	4,631
Accrued liabilities, payroll and other	979	995
Net cash used in operating activities	(12,686)	(17,547)

Cash flows from investing activities
Expenditures for property and equipment	(1,893)	(19,683)
Proceeds from sale of property and equipment	12,135	4,969
Cash distributions from investments	365	999
Net cash provided by (used in) investing activities	10,607	(13,715)

Cash flows from financing activities
Proceeds from borrowings under credit facility	71,834	98,273
Payments against borrowings under credit facility	(67,823)	(75,610)
Proceeds from notes payable and capital lease obligations	31	9,685
Repayments of notes payable and capital lease obligations	(1,446)	(132)
Income tax (expense) benefit of stock options and restricted stock	(112)	22
Proceeds from capital stock transactions, net	-	604
Purchases of treasury stock	(5)	(635)
Net cash provided by financing activities	2,479	32,207
Net increase in cash and cash equivalents	400	945
Cash and cash equivalents at beginning of period	1,048	1,203
Cash and cash equivalents at end of period	$1,448	$2,148

Supplemental disclosure of cash flow information:
Interest paid	$586	$396
Stock options	$-	$582

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries Consolidated Condensed Statement of Shareholders' Equity (Unaudited and in thousands)
	Common Stock		Additional
	Shares	Par	Paid-in	Retained	Accumulated Other	Treasury Stock
	Issued	Value	Capital	Earnings	Comprehensive Loss	Shares	Cost	Total
January 1, 2012	18,572	$27,858	$427	$21,572	$(67)	980	$(6,888)	$42,902
Net loss	-	-	-	(10,241)	-	-	-	(10,241)
Treasury stock reacquired	-	-	-	-	-	3	(5)	(5)
Retirement plans	-	-	172	-	5	29	(229)	(52)
Restricted stock	-	-	427	-	-	1	(8)	419
Tax expense of stock options	-	-	(112)	-	-	-	-	(112)
September 30, 2012	18,572	$27,858	$914	$11,331	$(62)	1,013	$(7,130)	$32,911

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
Nine Months Ended September 30, 2012
  (Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated condensed financial statements include Frozen Food Express Industries, Inc., a Texas corporation, and our subsidiary companies, all of which are wholly-owned (collectively, the "Company").  Our statements have been prepared by management in accordance with generally accepted accounting principles in the United States of America ("US GAAP") for interim financial statements, and therefore do not include all information and disclosures required by US GAAP for complete financial statements.  In the opinion of management, such statements reflect all adjustments consisting of normal recurring adjustments considered necessary to fairly present our consolidated financial position, results of operations, comprehensive income, shareholders' equity and cash flows for the interim periods presented. The results of operations for any interim period do not necessarily indicate the results for the full year. In the third quarter 2012, the Company recorded adjustments decreasing the loss from operations by $967,000 and $995,000 for the three month and nine month periods ended September 30, 2012, respectively.  These adjustments related to correcting the calculations of the gains on sale of equipment for tire salvage values and to correcting certain self-insurance reserve calculations during prior periods.  Management believes that the adjustments were not material to the Company's financial statements for any period.  The unaudited interim consolidated condensed financial statements should be read with reference to the consolidated financial statements and notes to consolidated financial statements in our 2011 Annual Report on Form 10-K.  All intercompany balances and transactions have been eliminated in consolidation.

2.    Revenue Recognition

Revenue and associated direct operating expenses are recognized on the date freight is picked up from the shipper.  One of the preferable methods outlined in US GAAP provides for the recognition of revenue and direct costs when the shipment is completed.  Changing to this method would not have a material impact on the interim financial statements.

The Company is the sole obligor with respect to the performance of our freight services provided by owner operators or through our brokerage and logistics services and we assume all related credit risk.  Accordingly, our revenue and the related direct expenses are recognized on a gross basis on the date the freight is picked up from the shipper.  Revenue from equipment rental is recognized ratably over the term of the associated rental agreements.

3.    Long-term Debt

Long-term debt consisted of the following:

	(in thousands)
	September 30, 2012	December 31, 2011
Borrowings under credit facility	$23,899	$19,888
Notes payable	6,841	7,989
Capitalized lease obligations	2,581	2,848
Total long-term debt	33,321	30,725
Less: Current maturities	(2,060)	(1,936)
Total maturities due after one year	$31,261	$28,789

As of September 30, 2012, the Company had a secured committed credit facility with an aggregate availability of $50 million that matures in March 2015.  At September 30, 2012, the borrowing base availability under the credit facility decreased to $43.8 million compared to $49.2 million for the quarter ended June 30, 2012.  At September 30, 2012, our availability under the credit facility was $15.2 million, as the Company had borrowings of $23.9 million under the credit facility and $4.7 million of standby letters of credit, which are used primarily for our self-insurance programs and legal matters, have been issued.  The $5.4 million decrease in borrowing base availability during the three month period ended September 30, 2012 was due to a decrease in accounts receivable and equipment at the end of the quarter.  The decrease in accounts receivable resulted from a reduction in eligible receivables of $1.8 million, while the decrease in equipment of $3.6 million resulted from the Company's sale of equipment that was previously included in the borrowing base.  As of September 30, 2012, loans outstanding under the credit facility were categorized as either LIBOR loans, which had an interest rate of 2.8%, or bank base rate loans which had an interest rate of 4.8%.

The obligations under the credit facility are guaranteed by our parent company and certain named subsidiaries and secured by a pledge of substantially all of our assets. The obligations bear interest at either (i) the Base Rate, which for any day is a per annum rate equal to the greater of (a) the Prime Rate for such day; (b) the Federal Funds Rate for such day, plus 0.50%; or (c) LIBOR for a 30 day interest period as determined on such day, plus 1.0%, plus the Applicable Margin; or (ii) at LIBOR for the applicable interest period, plus the Applicable Margin; and (iii) if any other obligation (including, to the extent permitted by law, interest not paid when due), at the Base Rate in effect from time to time, plus the Applicable Margin for Base Rate Revolver Loans (as defined in the credit facility).  Interest shall accrue from the date the loan is advanced or the obligation is incurred or payable, until paid by the borrowers.  If a loan is repaid on the same day made, one day's interest shall accrue.  We are obligated to comply with certain covenants under the credit facility.  The Company was in compliance with all debt covenants as of September 30, 2012.

In the normal course of business, the Company has chosen to enter into various master security agreements and a capital lease agreement as an alternative to off-balance sheet operating leases to finance the purchase of revenue generating equipment at more favorable rates.  The master security agreements provide for funding structured as promissory notes.  The effective interest rates on the promissory notes range from 5.5% to 7.6%.  The capital lease obligation for approximately $3.0 million of revenue generating equipment is structured as a 60-month rental agreement with a fixed price purchase option.  The effective interest rate on the lease is approximately 6.8%.  The capital lease agreement requires us to pay personal property taxes, maintenance, and operating expenses.

4.    Income Taxes

The Company's income is taxed in the United States of America and various state jurisdictions.  Our federal returns for 2009 and each subsequent year are presently subject to further examination by the Internal Revenue Service.  State returns are filed in most state jurisdictions, with varying statutes of limitations.

The Company calculates income taxes in accordance with US GAAP which requires that, for interim periods, we project full-year income and permanent differences between book income and taxable income in order to calculate an effective tax rate for the entire year.  The projected effective tax rate is used to calculate our income tax provision or benefit for the interim periods' year-to-date financial results.  Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years when those temporary differences are expected to reverse.  A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized.  The calculation of the deferred tax assets and liabilities, as well as the decision to recognize a tax benefit from an uncertain position and to establish a valuation allowance require management to make estimates and assumptions.  We believe that our assumptions and estimates are reasonable, although actual results may have a positive or negative material impact on the balances of deferred tax assets and liabilities, valuation allowances or net income (loss).  Only the assumptions and estimates for the calendar year 2012 are used to determine the reasonableness of the Company's deferred tax assets and liabilities as of the period ended September 30, 2012.  As a result of the operating results in the third quarter of 2012 and our projections for the remainder of 2012, the valuation allowance relating to federal and state deferred tax assets was increased compared to the allowance at June 30, 2012.  For the nine months ended September 30, 2012, the Company increased its valuation allowance by $3.1 million to $15.1 million.

For the nine months ended September 30, 2012, our effective tax rate was (1.5)% compared to 5.6% for the same period in 2011.  The difference in the effective tax rates in these two periods is primarily attributable to year-over-year differences in the valuation allowance, non-deductible driver related expenses and state income taxes.  Due to the valuation allowance, any federal tax expense or benefit generated in 2012 will have no net effect on the income tax provision.  The tax expense recorded for the nine months ended September 30, 2012 relates solely to state tax expense.

5.    Loss per common share

Basic and diluted loss per common share was computed as follows:

	(in thousands, except per share amounts)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Net loss	$(5,663)	$(13,668)	$(10,241)	$(24,910)

Denominator:
Basic-weighted average shares	17,917	17,663	17,839	17,557
Effect of dilutive stock options	-	-	-	-
Diluted-weighted average shares	17,917	17,663	17,839	17,557

Basic loss per common share	$(0.32)	$(0.77)	$(0.57)	$(1.42)
Diluted loss per common share	$(0.32)	$(0.77)	$(0.57)	$(1.42)

During the three months ended September 30, 2012 and 2011, options totaling 397,000 and 687,000 shares, respectively, were outstanding but were not included in the calculation of diluted weighted average shares, as their effect would be anti-dilutive.  During the nine months ended September 30, 2012 and 2011, options totaling 371,000 and 684,000 shares, respectively, were not included in the calculation of diluted weighted average shares, as their effect would be anti-dilutive.  As of September 30, 2012 and 2011, the Company has outstanding 486,000 and 366,000 deferred stock units, respectively, which have a contractual participation right to share in current dividends and voting rights.  These deferred stock units are included in basic weighted average shares outstanding.

6.    Related Party Transactions

The Company purchases trailers and trailer refrigeration units that are used in our operations from W&B Service Company, L.P. ("W&B"), an entity in which we own a 19.9% equity interest.  The Company accounts for that investment under the equity method of accounting.  As of September 30, 2012 and 2011, our equity investment in W&B was $1.4 million and $1.5 million, respectively, which is included in "Other Assets" in the accompanying consolidated condensed balance sheets.

For each of the three months ended September 30, 2012 and 2011, our equity in the earnings of W&B was $0.2 million.  For the nine months ended September 30, 2012 and 2011, our equity in the earnings of W&B was $0.5 million and $0.6 million, respectively.  Cash distributions to us from W&B's earnings were $0.4 million and $1.0 million for the nine months ended September 30, 2012 and 2011, respectively.

During the three months ended September 30, 2012 and 2011, the Company's purchases from W&B for trailers and refrigeration units totaled $0 and $19.5 million, respectively.  During the nine month periods ended September 30, 2012 and 2011, the purchases were $0 and $23.1 million, respectively.  The Company also utilizes W&B to provide routine maintenance and warranty repair of trailers and refrigeration units.  During the three months ended September 30, 2012 and 2011, W&B invoiced the Company $0.3 million and $0.2 million, respectively, for maintenance and repair services, accessories and parts.  During the nine months ended September 30, 2012 and 2011, W&B invoiced the Company $1.2 million and $0.8 million, respectively, for maintenance and repair services, accessories and parts.

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

OVERVIEW

The Company's performance improved in the third quarter of 2012 when compared to the third quarter of 2011 due, in part, to increased shipment counts in LTL services, higher yields in truckload and less-than-truckload ("LTL") services and a $15.4 million reduction in operating expenses.  The overall operating ratio improved to 105.5% for the quarter ended September 30, 2012 compared to 113.1% for the same period in 2011.  Compared to the third quarter ended September 30, 2011, most major categories of expense were lower in the third quarter ended September 30, 2012, led by decreases in fuel costs, insurance and claims, salaries, wages and related expense as well as supplies and maintenance.  For the three month period ended September 30, 2012, an increase in revenue equipment rental expense was offset with a larger decrease in depreciation.  The Company also benefited from an increased gain on sale of equipment during the quarter.

We continue to emphasize maintaining pricing yields in truckload, LTL and other service offerings, including developing our water transport services, which support crude oil drilling operations, and have completed our first twelve months of operation in this service offering.  Though a driver shortage continues throughout the industry, our FFE Driver Academy is providing us with available drivers and has supported growth in the water transport services portion of our business.  We remain steadfast in providing an excellent service product and investing in technology that we anticipate will improve our customer service and shipping efficiencies.  Due to continuing capacity shortage and increasing shipping requirements, pricing has been maintained at consistent levels throughout 2012.  Fuel surcharges are used to partially offset the higher cost of tractor fuel, but do not contribute any offset to higher fuel costs related to our refrigeration units.  Additionally, fuel surcharges do not offset other escalating costs, such as those related to equipment, government regulations, such as the Compliance Safety Accountability ("CSA") program, or higher driver recruiting and retention costs.  Although fuel prices were slightly higher in the third quarter ended September 30, 2012 compared to the same period last year, fuel surcharge revenue declined $2.3 million compared to the third quarter of 2011 due to customer mix and the reduction of the size of our fleet running in freight operations.

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

Improving demand for truckload services led to improved rates in 2011 and has continued into 2012 with overall higher rates per mile compared to the same period last year.  Compared to the quarter ended September 30, 2011, truckload revenue per loaded mile improved 4.3% for the quarter ended September 30, 2012.  LTL rates have improved 1.9%, while LTL tonnage has increased 10.0% over the same period.  Revenues from water transport services offset decreases in our brokerage and logistics revenues that resulted from exiting an unprofitable line of service in the first quarter of 2012.  The amount of water transport service equipment operating decreased significantly in the third quarter ended September 30, 2012 compared to the second quarter of 2012 due to a significant decline in drilling activity from a major customer.  The shortage of drivers continues to be of concern in our industry; however our FFE Driving Academy, which has now been operating for over a year, has significantly improved our ability to offset driver turnover and to support growth.  Nevertheless, we were unable to achieve our revenue goals for the third quarter ending September 30, 2012, due to our inability to retain and train enough drivers to support our planned operations and due to a decline in demand from our contract customers.

Results of Operations

Our revenue results for the three months ended September 30, 2012 were partially in line with our plans to improve our revenue yields through improved pricing decisions, elimination of services that were not profitable, increase our truck utility to gain more revenue and enhance our margin profile through focused offerings, such as our logistics water transport services provided to oil field drilling companies.  For the third quarter of 2012, our total operating revenue declined $7.2 million, or 7.0%, from the same period of 2011.  The main elements to this decline were a $4.9 million decrease from our decision to exit our dry van services in the fourth quarter of 2011, a decrease of $3.9 million in our temperature controlled truckload services, and a $2.3 million decline in fuel surcharge revenue, all of which was partially offset by a $3.7 million increase in our LTL service revenues.  During the three months ended September 30, 2012, our total operating revenue, net of fuel surcharges, decreased $4.8 million, or 6.0%, to $76.7 million from $81.5 million for the same period in 2011.  Excluding fuel surcharges, our average revenue per tractor per week for the third quarter of 2012 increased 8.4% to $3,499, due to a 10.0% increase in LTL tonnage, a 1.9% increase in LTL rates and a 3.5% increase in truckload revenue per total mile compared to the same period last year.

Truckload revenue decreased $8.3 million in the third quarter of 2012, or 18.6%, as a result of our decision to exit certain dry van related services in the fourth quarter of 2011, which reduced dry freight revenue by $4.9 million in the third quarter of 2012, our increased emphasis in providing linehaul support to our growing refrigerated LTL operations, an inability to fully seat available tractors due to a tightening driver market, and lower than expected yields related to reduced shipping demand from our contract customers.  These contract customers were replaced by lower yielding non-contract rates, thus changing our freight profile.  We continued to handle a limited amount of dry freight on our temperature controlled trailers during the third quarter of 2012 to fill backhaul lanes and provide requested services if capacity was available.  The Company's ongoing focus on improving truckload service rates was reflected in truckload revenue per loaded mile, which grew to $1.70 per mile compared to $1.63 over the same period in 2011, an increase of 4.3%, but less than the Company's expectations due to the changed freight profile during the quarter.  LTL rates also improved during the third quarter of 2012, with revenue per hundredweight increasing 1.9% to $14.72 from $14.44 in the same period of 2011.  LTL shipments and tonnage levels improved 11.0% and 10.0%, respectively, during the third quarter of 2012 compared to the third quarter in 2011.  During the three months ended September 30, 2012, brokerage and logistics revenue decreased by $0.7 million or 12.7% compared to the same period in 2011, primarily due to a decision to exit an unprofitable line of service in the first quarter of 2012.  The resulting revenue decrease was partially offset by $3.3 million of revenue in our oil field water transport services, which had negligible operating activity during the same period of 2011.

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

Our operating expense as a percentage of operating revenue, or "operating ratio," was 105.5% for the third quarter of 2012 compared to 113.1% over the same period in 2011.  The improvement in operating ratio for the third quarter ended September 2012 compared to the same period last year was driven by several strategic decisions made by the Company, including: a renewal of the fleet, which reduced our average tractor age to 1.8 years from 2.7 years, which contributed to a reduction in supplies and maintenance expenses and fuel cost; exiting unprofitable business services, which served to reduce expenses more than the reduction in revenue through reductions in equipment depreciation and reduced salaries and wages as we became more efficient; and reduced insurance claims.  All categories of expense declined except for revenue equipment rent, which was offset by a decrease in depreciation.  The Company had a net loss of $0.32 per basic and diluted share during the third quarter of 2012 compared to a net loss of $0.77 over the same period in 2011.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers.  At September 30, 2012, we had $23.9 million of outstanding borrowings under our credit facility and $32.9 million in shareholders' equity.  In the third quarter of 2012, we added approximately $0.8 million of new revenue equipment and had $4.9 million of sales proceeds from dispositions.  These capital expenditures were funded with cash flows from operations and borrowings under our credit facility.  Based on our latest estimates, capital expenditures, net of proceeds from dispositions, are not expected to exceed $1.0 million in 2012, which would be consistent with our recent activity and the expected mix of capital expenditures and operating leases.

The following table summarizes and compares the significant components of revenue and presents our operating ratio and revenue per truck per week for each of the three and nine month periods ended September 30:

	Three Months		Nine Months
Revenue from (a)	2012	2011	2012	2011
Temperature-controlled services	$25,999	$29,875	$77,821	$90,231
Dry-freight services	5,569	10,444	16,631	33,567
Total truckload linehaul services	31,568	40,319	94,452	123,798
Dedicated services	4,610	4,140	14,165	13,051
Total truckload	36,178	44,459	108,617	136,849
Less-than-truckload linehaul services	34,463	30,740	93,917	85,908
Fuel surcharges	18,968	21,298	56,124	62,683
Brokerage and logistics services	4,874	5,585	17,578	8,269
Equipment rental	1,141	752	3,028	2,561
Total operating revenue	95,624	102,834	279,264	296,270

Operating expenses	100,920	116,311	288,216	322,296
Loss from operations	$(5,296)	$(13,477)	$(8,952)	$(26,026)
Operating ratio (b)	105.5%	113.1%	103.2%	108.8%

Total truckload revenue	$36,178	$44,459	$108,617	$136,849
Less-than-truckload linehaul revenue	34,463	30,740	93,917	85,908
Total linehaul and dedicated services revenue	$70,641	$75,199	$202,534	$222,757

Weekly average trucks in service	1,536	1,772	1,504	1,772
Revenue per truck per week (c)	$3,499	$3,229	$3,440	$3,223

Computational notes:
(a)	Revenue and expense amounts are stated in thousands of dollars.
(b)	Operating expenses divided by total operating revenue.
(c)	Average daily revenue, times seven, divided by weekly average trucks in service.

The following table summarizes and compares selected statistical data relating to our freight operations for each of the three and nine month periods ended September 30:

	Three Months		Nine Months
Truckload	2012	2011	2012	2011
Total linehaul miles (a)	21,219	27,994	63,561	87,748
Loaded miles (a)	18,549	24,809	55,890	77,889
Empty mile ratio (b)	12.6%	11.4%	12.1%	11.2%
Linehaul revenue per total mile (c)	$1.49	$1.44	$1.49	$1.41
Linehaul revenue per loaded mile (d)	$1.70	$1.63	$1.69	$1.59
Linehaul shipments (a)	20.3	27.8	60.9	86.4
Loaded miles per shipment (e)	914	891	918	902
LTL
Hundredweight	2,341,662	2,128,575	6,525,164	6,194,980
Shipments (a)	78.1	70.3	216.9	198.3
Linehaul revenue per hundredweight (f)	$14.72	$14.44	$14.39	$13.87
Linehaul revenue per shipment (g)	$441	$437	$433	$433
Average weight per shipment (h)	2,998	3,026	3,008	3,124

Computational notes:
(a)	Amounts are stated in thousands.
(b)	Total truckload linehaul miles less truckload loaded miles, divided by total truckload linehaul miles.
(c)	Revenue from truckload linehaul services divided by total truckload linehaul miles.
(d)	Revenue from truckload linehaul services divided by truckload loaded miles.
(e)	Total truckload loaded miles divided by number of truckload linehaul shipments.
(f)	LTL revenue divided by LTL hundredweight.
(g)	LTL revenue divided by number of LTL shipments.
(h)	LTL hundredweight times one hundred divided by number of shipments.

The following table summarizes and compares the makeup of our fleets between company-provided tractors and tractors provided by owner-operators as of September 30:

	2012	2011
Total company tractors available for freight operations	1,360	1,613
Total owner-operator tractors available for freight operations	275	286
Total tractors available for freight operations	1,635	1,899
Total trailers available for freight operations	3,100	3,826

Comparison of Three Months Ended September 30, 2012 to Three Months Ended September 30, 2011

The following table sets forth revenue, operating income, operating ratios and revenue per truck per week and the dollar and percentage changes of each:

Revenue from (a)	2012	2011	Dollar Change 2012 vs. 2011	Percentage Change 2012 vs. 2011
Temperature-controlled services	$25,999	$29,875	$(3,876)	(13.0)%
Dry-freight services	5,569	10,444	(4,875)	(46.7)
Total truckload linehaul services	31,568	40,319	(8,751)	(21.7)
Dedicated services	4,610	4,140	470	11.4
Total truckload	36,178	44,459	(8,281)	(18.6)
Less-than-truckload linehaul services	34,463	30,740	3,723	12.1
Fuel surcharges	18,968	21,298	(2,330)	(10.9)
Brokerage and logistics services	4,874	5,585	(711)	(12.7)
Equipment rental	1,141	752	389	51.7
Total operating revenue	95,624	102,834	(7,210)	(7.0)

Operating expenses	100,920	116,311	(15,391)	(13.2)
Loss from operations	$(5,296)	$(13,477)	$8,181	(60.7)%
Operating ratio (b)	105.5%	113.1%

Total truckload revenue	$36,178	$44,459	$(8,281)	(18.6)%
Less-than-truckload linehaul revenue	34,463	30,740	3,723	12.1
Total linehaul and dedicated services revenue	$70,641	$75,199	$(4,558)	(6.1)%

Weekly average trucks in service	1,536	1,772	(236)	(13.3)%
Revenue per truck per week (c)	$3,499	$3,229	$270	8.4%

Computational notes:
(a)	Revenue and expense amounts are stated in thousands of dollars.
(b)	Operating expenses divided by total revenue.
(c)	Average daily revenue, times seven, divided by weekly average trucks in service.

Total operating revenue for the third quarter of 2012 declined $7.2 million, or 7.0%, from the same period of 2011.  This decline was driven by the $4.9 million reduction in dry freight services revenue due to our exit of the dry van services in the fourth quarter of 2011, a decline of $3.9 million in temperature controlled truckload services revenue related to a decline in shipping volume from our contract customers, and the reduced yield impact, versus the second quarter of 2012, and the $2.3 million reduction in fuel surcharge revenue versus the third quarter of 2011, which was also partially driven by the change in freight profile in our truckload operations.

The sale of the dry van services related equipment in the fourth quarter of 2011 is the primary reason for a reduction in average weekly trucks in service with 1,536 in the third quarter of 2012 compared to 1,772 the same period in 2011.  The number of truckload shipments decreased 27.1% to 20,296 in the third quarter of 2012 from 27,842 in 2011.  Truckload revenue, excluding fuel surcharges, decreased $8.3 million, or 18.6%, to $36.2 million from $44.5 million in 2011.  Truckload revenues decreased primarily as a result of the sale of 228 trucks and 415 trailers in the fourth quarter of 2011.  This reduction in revenue equipment was partially offset by improved revenue per loaded mile of $1.70 for the third quarter of 2012 compared to $1.63 for the same quarter last year.  The sale of the dry van services revenue equipment served to reduce our loaded miles 25.2% to 18.5 million from 24.8 million in the same period in 2011, while the empty mile ratio increased slightly to 12.6% in the third quarter of 2012 compared to 11.4% in the same period in 2011.

LTL revenue improved during the third quarter of 2012 due to increasing customer demand for LTL services, which resulted in an 11.0 % increase in shipment count.  The increased shipment count more than offset a 0.9% decrease in weight per shipment, resulting in a 10.0% increase in tonnage to 234.2 million pounds in the third quarter of 2012 compared to 212.9 million pounds for the same period in 2011.  The LTL revenue per hundredweight increased 1.9% to $14.72 in the third quarter of 2012 from $14.44 per hundredweight in the same period of 2011.  As a result, LTL revenue grew $3.7 million, or 12.1%, to $34.5 million in the third quarter of 2012 compared to $30.7 million in the same period of 2011.

Fuel surcharges represent the cost of fuel that we are able to pass along to our customers based upon changes in the Department of Energy's weekly indices.  Overall fuel surcharge revenue decreased in the third quarter of 2012, as the rate of fuel surcharges as a percentage of linehaul revenue decreased to 26.9% compared to 28.3% in the third quarter of 2011 due to a change in customer mix and a decline in linehaul revenues.

The following table sets forth the dollar and percentage increase or decrease of the items in our consolidated condensed statements of operations and those items as a percentage of revenue for the periods indicated:

	(in thousands) Dollar Change	Percentage Change	Percentage of Revenue
	2012 vs 2011	2012 vs 2011	2012	2011
Total operating revenue	$(7,210)	(7.0)%	100.0%	100.0%

Operating Expenses
Salaries, wages and related expenses	(2,251)	(7.1)	30.9	30.9
Purchased transportation	(405)	(2.2)	18.8	17.9
Fuel	(4,607)	(17.8)	22.2	25.1
Supplies and maintenance	(1,370)	(8.7)	15.0	15.3
Revenue equipment rent	1,491	16.2	11.2	8.9
Depreciation	(2,126)	(44.0)	2.8	4.7
Communications and utilities	(48)	(4.1)	1.2	1.1
Claims and insurance	(3,742)	(50.1)	3.9	7.3
Operating taxes and licenses	(61)	(6.2)	1.0	1.0
Gain on sale of property and equipment	(1,741)	263.4	(2.5)	(0.6)
Miscellaneous	(531)	(32.7)	1.1	1.6
Total Operating Expenses	$(15,391)	(13.2)%	105.5%	113.1%

Total operating expenses for the third quarter of 2012 decreased $15.4 million, or 13.2%, to $100.9 million from $116.3 million in 2011.  The operating ratio decreased to 105.5% from 113.1% in the third quarter 2011 as our operating expenses decreased at a higher rate than our revenue.  Contributing to the decrease in operating expenses were lower costs attributable to fuel, claims and insurance, salaries, wages and related expenses, and supplies and maintenance.  Revenue equipment rent expense increased by $1.5 million, or 16.2%, in the third quarter of 2012, which was attributable to our use of new tractors under operating leases to replace tractors we began selling in the fourth quarter of 2011.  The increase in revenue equipment rent expense was offset by a $2.1 million, or 44.0%, reduction in depreciation.  Our results benefited from increased gains on the sale of property and equipment as the used equipment market has continued to remain relatively strong.  Even though overall operating costs declined 13.2%, we continue to maintain a strict cost control program with the maintenance of non-driver headcount and fixed wage rates, as well as ongoing monitoring of discretionary spending, as commodity costs such as rubber, steel and other raw materials continue to drive up the cost of equipment and tires.

Salaries, wages and related expenses consist of compensation for our employees, including drivers and non-drivers.  It also includes employee-related costs, including the costs of payroll taxes, work-related injuries, group health insurance and other fringe benefits.  The most variable of the salary, wage and related expenses is driver pay, which is affected by the mix of Company drivers and owner-operators in our fleet as well as in the efficiency of our over-the-road operations.  Overall salaries, wages and related expenses declined $2.3 million, or 7.1%.  Driver salaries, including per diem costs, decreased $1.6 million, or 8.9%, primarily due to a decrease in our fleet size.  Non-driver salaries decreased $0.6 million due to the reduction in force that was implemented in the fourth quarter of 2011.  Due to several non-related incidents, our workmen's compensation expense increased $0.8 million, which was net of a $0.2 million expense reduction related to correcting certain self-insurance reserve calculations from prior periods, versus the same quarter in 2011.  Management deems the adjustment not material to the Company's financial statements for any period.  Our overall non-driving employee count was 683 at the end of the third quarter of 2012 compared to 779 at the end of the same period in 2011.

Purchased transportation expense consists of payments to owner-operators for the equipment and services they provide, payments to other motor carriers who handle our brokerage and logistics services and to various railroads for intermodal services.  It also includes fuel surcharges paid to our owner-operators for which we charge our customers.  These expenses are highly variable with revenue and/or the mix of Company drivers versus owner-operators.  Purchased transportation expense decreased $0.4 million, or 2.2%, in 2012 compared to the same period in 2011.  The portion of our purchased transportation connected with our truckload and LTL services decreased $0.4 million, excluding fuel surcharges, primarily reflecting a 6.1% decrease in the number of owner-operators utilized during the third quarter of 2012 in our LTL services compared to the same period in 2011.  Fuel payments to our owner-operators increased $0.9 million in the third quarter of 2012 to $4.5 million but was offset with a $1.4 reduction in brokerage related purchased transportation due primarily to the exit of an unprofitable line of service in the first quarter of 2012.

Fuel expense and fuel taxes decreased by $4.6 million, or 17.8%, to $21.2 million from $25.9 million for the same period in 2011.  The decrease was primarily due to a 20.5% decrease in gallons used, reflecting a reduced tractor count driven largely from exiting the dry van services related business, as well as slightly improved fuel efficiency.  We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover a portion of fuel price increases through fuel surcharges and rates to our customers.  Our fuel surcharges apply to tractor fuel, but not fuel used in the refrigeration units.

Supplies and maintenance expenses primarily consist of repairs, maintenance and tires along with load specific expenses including loading/unloading, tolls, pallets, pickup and delivery and recruiting.  Supplies and maintenance costs decreased $1.4 million, or 8.7%, from the same period in 2011.  Contributing factors were decreases in fleet repairs and maintenance costs, and load specific expenses.  These cost reductions were somewhat offset by increases related to the water transport services of $0.8 million.  Fleet repairs and maintenance expenses decreased from the same period last year as a result of selling and turning in used equipment in the third quarter of 2012 and replacing it with new units, consistent with our stated plans at the beginning of this year.

Total revenue equipment rent increased $1.5 million, or 16.2%, to $10.7 million from $9.2 million in 2011.  The increase is primarily due to an increase in the average number of tractors under lease during the third quarter of 2012 to 1,390 from 1,105 during the third quarter of 2011, and higher underlying equipment prices.  We anticipate that the average cost of equipment will increase as we replace older equipment with new equipment.  We expect equipment rent expense to increase in future periods as a result of higher prices of new equipment as our leased equipment versus owned equipment ratio increases.  As we begin to generate earnings and positive cash flow on a consistent basis, the amount of owned equipment may increase.

Depreciation relates to owned tractors, trailers, communications units, service centers and other assets.  Depreciation expense decreased $2.1 million, or 44.0%, primarily as a result of selling our dry van services related equipment, as well as other older tractors and trailers.  Future depreciation expense will also be impacted by our leasing decisions.  Gains or losses on dispositions of revenue equipment are set forth in a separate line item within our statements of operations.

Claims and insurance expenses consist of the costs of premiums for insurance accruals we make within our self-insured retention amounts, primarily for personal injury, property damage, physical damage and cargo claims.  These expenses will vary and are dependent on the frequency and severity of accidents, our self-insured retention amounts and the insurance market.  Claims and insurance costs decreased by $3.7 million, or 50.1%, to $3.7 million from $7.5 million in 2011.  The decrease was primarily due to a reduction in the severity of claims but included a $0.2 million expense reduction related to correcting certain self-insurance reserve calculations from prior periods.  Management deems the adjustment not material to the Company's financial statements for any period.  Claims expense did increase by approximately $1.8 million as compared to the second quarter of 2012 primarily due to further development of existing claims.  The Company is self-insured for the first $1 million of all losses.  On June 1, 2012, the Company purchased insurance policies to cover all losses greater than $1 million up to $75 million.  The policy which covers the $2 million to $10 million layer of losses contains a self-insured corridor of $1 million, which essentially limits total losses, within the $2 million to $10 million layer, to $1 million in total for any insurance year and means any losses in excess of $3 million in any insurance year are fully covered.  Our self-insured retention exposes us to the possibility of fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, a claim that approaches the maximum self-insured retention level or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

In the third quarter 2012, the Company recorded an adjustment increasing gain on sale of property and equipment by $0.5 million for the three months ended September 30, 2012.  The adjustment was related to the correction of the underlying tire valuation utilized in the calculation of the gain on sale of equipment from prior periods.  Management deems the adjustment not to be material to the Company's financial statements for any period.

For the three months ended September 30, 2012, our effective tax rate was (0.7)% compared to (0.5)% for the same period in 2011.  The difference in the effective tax rates in these two periods is primarily attributable to year-over-year differences in the valuation allowance, non-deductible driver related expenses and state income taxes.  As a result of the operating results for the third quarter of 2012 and our projections for the remainder of the year, the Company increased the valuation allowance to $15.1 million compared to $13.1 million at June 30, 2012.  Due to the valuation allowance, any federal tax expense or benefit generated in 2012 will have no net effect on the income tax provision.  The tax expense recorded for the three months ended September 30, 2012 relates solely to state tax expense.

As a result of factors described above, the Company's net loss in the third quarter of 2012 decreased to $5.7 million compared to a net loss of $13.7 million in the same period of 2011.  Our net loss per share in the third quarter of 2012 was $0.32 per diluted share compared to a loss of $0.77 per diluted share in the same period of 2011.

Comparison of Nine Months Ended September 30, 2012 to Nine Months Ended September 30, 2011

The following table sets forth revenue, operating income, operating ratios and revenue per truck per week and the dollar and percentage changes of each:

Revenue from (a)	2012	2011	Dollar Change 2012 vs. 2011	Percentage Change 2012 vs. 2011
Temperature-controlled services	$77,821	$90,231	$(12,410)	(13.8)%
Dry-freight services	16,631	33,567	(16,936)	(50.5)
Total truckload linehaul services	94,452	123,798	(29,346)	(23.7)
Dedicated services	14,165	13,051	1,114	8.5
Total truckload	108,617	136,849	(28,232)	(20.6)
Less-than-truckload linehaul services	93,917	85,908	8,009	9.3
Fuel surcharges	56,124	62,683	(6,559)	(10.5)
Brokerage and logistics services	17,578	8,269	9,309	112.6
Equipment rental	3,028	2,561	467	18.2
Total operating revenue	279,264	296,270	(17,006)	(5.7)

Operating expenses	288,216	322,296	(34,080)	(10.6)
Loss from operations	$(8,952)	$(26,026)	$17,074	(65.6)%
Operating ratio (b)	103.2%	108.8%

Total truckload revenue	$108,617	$136,849	$(28,232)	(20.6)%
Less-than-truckload linehaul revenue	93,917	85,908	8,009	9.3
Total linehaul and dedicated services revenue	$202,534	$222,757	$(20,223)	(9.1)%

Weekly average trucks in service	1,504	1,772	(268)	(15.1)%
Revenue per truck per week (c)	$3,440	$3,223	$217	6.7%

Computational notes:
(a)	Revenue and expense amounts are stated in thousands of dollars.
(b)	Operating expenses divided by total revenue.
(c)	Average daily revenue, times seven, divided by weekly average trucks in service.

Total operating revenue for the nine months ended September 30, 2012 declined $17.0 million, or 5.7%, compared to the same period in 2011.  Driven by a decline in dry freight revenue as a result of our exit of dry van services and continued challenges to our temperature controlled truckload services created by tough economic conditions and a continuing driver shortage, total truckload linehaul services revenue decreased $29.3 million, or 23.7%, to $94.5 million in 2012 from $123.8 million over the same period in 2011.

The sale of the dry van services related equipment in the fourth quarter of 2011 is the primary reason for a decline in average weekly trucks in service with 1,504 trucks in the nine months ended September 30, 2012 compared to 1,772 the same period in 2011.  The number of truckload shipments decreased 29.5% to 60,870 in the nine months ended September 30, 2012 from 86,364 in 2011.  Truckload revenue, excluding fuel surcharges, decreased $28.2 million, or 20.6%, to $108.6 million from $136.8 million in 2011.  Truckload revenues decreased primarily as a result of the sale of 228 trucks and 415 trailers in the fourth quarter of 2011.  This reduction in revenue equipment was partially offset by improved revenue per loaded mile of $1.69 for the nine months ended September 30, 2012 compared to $1.59 for the same period last year.  The sale of the dry van services revenue equipment contributed to decreased loaded miles of 28.2% to 55.9 million from 77.9 million in the same period in 2011.  The empty mile ratio increased to 12.1% in the nine months ended September 30, 2012 compared to 11.2% in the same period in 2011.

LTL shipments increased 9.4%, while weight per shipment decreased 3.7%.  This resulted in a 5.3% increase in tonnage to 652.5 million pounds in the nine months ended September 30, 2012 compared to 619.5 million pounds for the same period in 2011.  The LTL revenue per hundredweight increased 3.7% to $14.39 in the nine months ended September 30, 2012 from $13.87 per hundredweight in the same period of 2011.  As a result, LTL revenue grew $8.0 million, or 9.3%, to $93.9 million in the nine months ended September 30, 2012 compared to $85.9 million in the same period of 2011.

Fuel surcharges represent the cost of fuel that we are able to pass along to our customers based upon changes in the Department of Energy's weekly indices.  Overall fuel surcharge revenue decreased in the nine months ended September 30, 2012, as the rate of fuel surcharges as a percentage of linehaul revenue decreased to 27.7% compared to 28.1% in the same period of 2011.  The lower fuel surcharge revenue as a percentage of linehaul revenue is due to a change in customer mix and a decline in linehaul revenues.

The following table sets forth the dollar and percentage increase or decrease of the items in our consolidated condensed statements of operations and those items as a percentage of revenue for the periods indicated:

	(in thousands) Dollar Change	Percentage Change	Percentage of Revenue
	2012 vs 2011	2012 vs 2011	2012	2011
Total operating revenue	$(17,006)	(5.7)%	100.0%	100.0%

Operating Expenses
Salaries, wages and related expenses	(4,050)	(4.5)	31.1	30.7
Purchased transportation	(1,584)	(3.1)	18.0	17.5
Fuel	(13,638)	(18.5)	21.5	24.9
Supplies and maintenance	(3,455)	(8.1)	14.0	14.4
Revenue equipment rent	4,652	17.5	11.2	9.0
Depreciation	(5,207)	(37.5)	3.1	4.7
Communications and utilities	(219)	(6.2)	1.2	1.2
Claims and insurance	(5,701)	(43.2)	2.7	4.5
Operating taxes and licenses	(13)	(0.4)	1.1	1.1
Gain on sale of property and equipment	(3,705)	300.2	(1.8)	(0.4)
Miscellaneous	(1,160)	(26.7)	1.1	1.5
Total Operating Expenses	$(34,080)	(10.6)%	103.2%	108.8%

Total operating expenses for the nine months ended September 30, 2012 decreased $34.1 million, or 10.6%, to $288.2 million from $322.3 million compared to the same period in 2011.  The operating ratio decreased to 103.2% from 108.8% compared to the same period in 2011 as our operating expenses decreased at a higher rate than our revenue.  Contributing to the decrease in operating expenses were lower costs attributable to fuel, insurance, salaries, wages and related expenses and supplies and maintenance.  All expenditure categories declined, with the exception of revenue equipment rent.  Fuel costs decreased due to reduced trucks, reducing miles driven, and we experienced improved fuel efficiency due to our replacement of old tractors with new, more fuel efficient tractors.  However this decrease was somewhat offset by an approximately 3.1% increase in the fuel price per gallon in the nine months ended September 30, 2012 compared to the same period last year.  This fuel price increase was largely offset by a 37.5% reduction in depreciation expense.  Additionally, we benefited from increased gains on the sale of property and equipment.  Even though overall operating costs declined $34.1 million, or 10.6%, we continue to maintain a strict cost control program as we continue to see increases in costs associated with insurance claims and expenses, and tires, tractors and trailers.  Our wage rates remain at previous levels, and we continue to monitor and control discretionary expenditures.

Salaries, wages and related expenses consist of compensation for our employees, including drivers and non-drivers.  It also includes employee-related costs, including the costs of payroll taxes, work-related injuries, group health insurance and other fringe benefits.  The most variable of the salary, wage and related expenses is driver pay, which is affected by the mix of Company drivers and owner-operators in our fleet as well as in the efficiency of our over-the-road operations.  Overall salaries, wages and related expenses declined $4.1 million or 4.5%. Driver salaries including per diem costs decreased $3.3 million, or 6.3%, primarily due to a decrease in tractor count versus 2011.  Non-driver salaries decreased $1.5 million due to the reduction in force that was implemented in the fourth quarter of 2011.  Work related injuries continue to be of concern as this is the only area in the salaries and wages category that has increased when compared to the same period last year.  This category increased $1.3 million year over year for the nine months ended September 30, 2012 to $3.6 million, $1.9 million of which is from incidents incurred within the year.  This increase was net of a $0.3 million expense reduction related to correcting certain self-insurance reserve calculations from prior periods.  Management deems the adjustment not material to the Company's financial statements for any period.  Our overall non-driving employee count was 683 at the end of the third quarter of 2012 compared to 779 at the end of the same period in 2011.

Purchased transportation expense consists of payments to owner-operators for the equipment and services they provide, payments to other motor carriers who handle our brokerage and logistics services and to various railroads for intermodal services.  It also includes fuel surcharges paid to our owner-operators for which we charge our customers.  These expenses are highly variable with revenue and/or the mix of Company drivers versus owner-operators.  Purchased transportation expense decreased $1.6 million, or 3.1%, in 2012 compared to the same period in 2011.  The portion of our purchased transportation connected with LTL services decreased $2.7 million, excluding fuel surcharges, primarily reflecting an 8.4% decrease in the number of owner-operators utilized during the nine months ended September 30, 2012.  Fuel payments to our owner-operators increased $2.1 million in the nine months ended September 30, 2012 to $12.5 million. Freight brokerage decreased $1.3 million in 2012 compared to the same period in 2011 due to exiting unprofitable service offerings and shifting our water transport costs from brokered carriers to our own assets.

Fuel expense and fuel taxes decreased $13.6 million, or 18.5%, in the nine months ended September 30, 2012 to $60.0 million from $73.7 million compared to the same period in 2011.  The decrease was primarily due to a 21.0% decrease in gallons used, reflecting a reduced tractor count and improved fuel efficiency.  This was partially offset by a 3.1% increase in fuel price per gallon.  We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover a portion of fuel price increases through fuel surcharges and rates to our customers.  Our fuel surcharges apply to tractor fuel, but not to fuel used in the refrigeration units.

Supplies and maintenance expenses primarily consist of repairs, maintenance and tires along with load specific expenses including loading/unloading, tolls, pallets, pickup and delivery and recruiting.  Supplies and maintenance costs decreased $3.5 million in the nine months ended September 30, 2012, or 8.1%, compared to the same period in 2011.  This decrease was primarily driven by a decrease in fleet repairs and maintenance costs and load handling specific expenses.  These reductions are net of an increase in other miscellaneous costs that included approximately $1.6 million of costs related to the new water transport services business.  Fleet repairs and maintenance costs decreased compared to the same period in 2011 as a result of the renewal of our tractor fleet and the reduction in the average fleet age to 1.8 years old versus 2.7 years old.

Total revenue equipment rent increased $4.6 million, or 17.5%, in the nine months ended September 30, 2012 to $31.2 million from $26.6 million in the same period of 2011.  The increase is primarily due to an increase in the average number of tractors under lease during the nine months ended September 30, 2012 to 1,323 from 1,074 during the nine months ended September 30, 2011 and higher equipment prices.  We anticipate that the average cost of equipment will increase as we replace older equipment with new equipment.  We expect equipment rent expense to increase in future periods as a result of higher prices of new equipment as our leased equipment versus owned equipment ratio increases.  The increase in revenue equipment rent expense was largely offset by a decrease in depreciation expense.  As we begin to generate earnings and positive cash flow, the amount of owned equipment may increase.

Depreciation relates to owned tractors, trailers, communications units, service centers and other assets. Gains or losses on dispositions of revenue equipment are set forth in a separate line item within our statements of operations.  Depreciation expense decreased $5.2 million, or 37.5%, primarily as a result of selling our dry van services related equipment, as well as other older tractors and trailers.  Future depreciation expense will also be impacted by our leasing decisions.

Claims and insurance expense consists of the costs of premiums, as well as reserves we make within our self-insured retention program, primarily for personal injury, property damage, physical damage and cargo claims.  These expenses vary and are dependent on the frequency and severity of accidents, our self-insured retention amounts and the insurance market.  Claims and insurance costs decreased $5.7 million, or 43.2%, in the nine months ended September 30, 2012, to $7.5 million from $13.2 million in the same period of 2011.  The decrease was primarily due to a reduction in the quantity and severity of claims and included a $0.2 million expense reduction related to correcting certain self-insurance reserve calculations from prior periods.  Management deems the adjustment not material to the Company's financial statements for any period.  The Company is self-insured for the first $1 million of all losses.  On June 1, 2012, the Company purchased insurance policies to cover all losses greater than $1 million up to $75 million.  The policy which covers the $2 million to $10 million layer of losses contains a self-insured corridor of $1 million, which essentially limits total losses, within the $2 million to $10 million layer, to $1 million in total for any insurance year and means any losses in excess of $3 million in any insurance year are fully covered.  Our self-insured retention exposes us to the possibility of fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, a claim that approaches the maximum self-insured retention level or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

In the third quarter 2012, the Company recorded an adjustment increasing Gain on sale of property and equipment by $0.4 million for the nine months ended September 30, 2012.  The adjustment was related to the correction of the underlying tire valuation utilized in the calculation of the gain on sale of equipment from prior periods.  Management deems the adjustment not material to the Company's financial statements for any period.

The Company's effective tax rate was (1.5)% for the nine months ended September 30, 2012 compared to 5.6% in the same period of 2011.  The difference in the effective tax rates in these two periods is primarily attributable to year-over-year differences in the valuation allowance, non-deductible driver related expenses and state income taxes.  As a result of the operating results for the nine months ended September 30, 2012 and our outlook for the remainder of the year, the Company increased the valuation allowance to $15.1 million.  Due to the valuation allowance, any federal tax expense or benefit will have no net effect on the income tax provision.  The tax expense recorded for the nine months ended September 30, 2012 relates solely to state tax expense.

As a result of factors described above, our net loss decreased 58.9% in the nine months ended September 30, 2012 to $10.2 million compared to a net loss of $24.9 million in the same period of 2011.  Our net loss per share decreased 59.9% in the nine months ended September 30, 2012 to $0.57 per diluted share from a loss of $1.42 per diluted share in the same period of 2011.

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

In November 2007, our Board of Directors approved a share repurchase program to repurchase up to one million shares of our common stock.  This program is intended to be implemented through purchases made in either the open market or through private transactions.  The timing and extent to which we will repurchase shares depends on market conditions and other corporate considerations.  We have available approximately 743,500 shares that can be repurchased from that and previous authorizations.  The repurchase program does not have an expiration date.

We establish credit terms with our customers based upon their financial strength and their historical payment pattern.  Many of our largest customers under contract are Fortune 500 companies.  Given the general economic uncertainty, we have placed additional emphasis on our review of significant outstanding receivable balances.  Accounts receivable are recorded at the invoiced amounts, net of an allowance for doubtful accounts.  A considerable amount of judgment is required in assessing the realization of these receivables including the current creditworthiness of each customer and related aging of the past-due balances, including any billing disputes.  In order to assess the collectability of these receivables, we perform ongoing credit evaluations of our customers' financial condition.  Through these evaluations, we may become aware of a situation in which a customer may not be able to meet its financial obligations due to deterioration of its financial viability, credit ratings or bankruptcy.  Our allowance for doubtful accounts is based on the best information available to us and is reevaluated and adjusted as additional information is received.  We evaluate the allowance based on historical write-off experience, the size of the individual customer balances, past-due amounts and the overall national economy.  Invoice balances outstanding past the contractual due date are considered past due per our policy and the customer balances are reviewed for collectability.  Initial payments by new customers are monitored for compliance with contractual terms.  Account balances are charged off against the allowance after all means of collection have been exhausted and the potential recovery is considered remote.

As of September 30, 2012, the Company had a secured committed credit facility with an aggregate availability of $50 million that matures in March, 2015.  At September 30, 2012, the borrowing base availability under the credit facility decreased to $43.8 million due to a decrease in eligible accounts receivable as well as a reduction in equipment assets resulting from sales of such equipment.  At September 30, 2012, availability under the credit facility was $15.2 million, as the Company had borrowings of $23.9 million under the credit facility and $4.7 million of standby letters of credit, which are used primarily for our self-insurance programs and legal matters, had been issued.  We were in compliance with the covenants in the credit facility outlined below as of September 30, 2012 and anticipate our compliance will continue during the remainder of 2012.

The obligations under the credit facility are guaranteed by our parent company and certain named subsidiaries and secured by a pledge of substantially all of our assets.  The obligations shall bear interest (i) if a Base Rate Loan (as defined in the credit facility), at the Base Rate (as defined in the credit facility) in effect from time to time, plus the Applicable Margin; (ii) if a LIBOR loan, at LIBOR for the applicable interest period, plus the Applicable Margin; and (iii) if any other obligation (including, to the extent permitted by law, interest not paid when due), at the Base Rate in effect from time to time, plus the Applicable Margin for Base Rate Revolver Loans (as defined in the credit facility).  Interest shall accrue from the date the loan is advanced or the obligation is incurred or payable, until paid by the borrowers.  If a loan is repaid on the same day it is made, one day's interest shall accrue.  We are obligated to comply with certain covenants under the new credit facility.  These covenants provide various guidelines and/or restrictions related to inspections, financial information, notices, insurance, subsidiaries, permitted debt and permitted liens.  It also provides for a fixed charge coverage ratio of 1.10 to 1.00 should the availability on the credit line be less than $10,000,000.  The fixed charge coverage ratio is equal to the ratio, determined for the Company for the most recent twelve-month period, of (a) EBITDA minus certain capital expenditures and cash taxes paid, to (b) fixed charges, which are equal to the sum of (i) interest expense (other than payment-in-kind), (ii) principal payments made on certain borrowed money, (iii) distributions, interest or dividends on equity interests made and (iv) during certain times, depreciation expenses attributable to certain equipment of the Company based upon a 60-month straight-line depreciation schedule.  EBITDA is the Company's net income, calculated before interest expense, provision for income taxes, depreciation and amortization expense, gains or losses arising from the sale of capital assets, gains arising from the write-up of assets, and any extraordinary gains.  If our borrowing base availability drops below $10.0 million we would not be in compliance with the fixed charge coverage ratio covenant.  Should we anticipate the need to utilize a portion of the availability under $10 million, we would first seek a waiver of this covenant requirement from our bank.  We had $15.2 million in availability as of September 30, 2012.

The credit facility calls for the Applicable Margin to be determined by the fixed charge ratio for the most recent twelve month period ending at the quarter prior to the current quarter as defined in the credit facility.  Due to losses for the 12 month period ending with the second quarter of 2012, the Applicable Margin for the third quarter of 2012 was rated as Level III.  We expect the rating to remain at Level III for the remainder of 2012.  The Applicable Margin table, as determined in the credit facility is shown below.

Applicable Margin: with respect to any Type of Loan, the margin set forth below, as determined by the fixed charge coverage ratio for the last fiscal quarter:

Level	Ratio	Base Rate Revolver Loans (other than Base Rate Equipment Loans)	LIBOR Revolver Loans (other than LIBOR Equipment Loans)	Base Rate Equipment Loans	LIBOR Equipment Loans
I	> 2.00 to 1.00	1.00%	2.00%	1.50%	2.50%
II	> 1.15 to 1.00 and < 2.00 to 1.00	1.25%	2.25%	1.75%	2.75%
III	<1.15 to 1.00	1.50%	2.50%	2.00%	3.00%

In the normal course of business, the Company has chosen to enter into various master security agreements and a capital lease agreement as a different option from off-balance sheet operating leases to finance the purchase of revenue equipment at more favorable rates.  The master security agreements provide for funding structured as promissory notes.  The effective interest rates on the promissory notes range from 5.5% to 7.6%.  The capital lease obligation for approximately $3.0 million of revenue equipment is structured as a 60-month rental agreement with a fixed price purchase option.  The effective interest rate on the lease is approximately 6.8%.  The capital lease agreement requires us to pay personal property taxes, maintenance, and operating expenses.

Cash Flows

The table below reflects our net cash flows provided by (used in) operating activities, investing activities and financing activities and outstanding debt for the periods indicated.
	(in thousands)
	Nine Months Ended September 30,
	2012	2011
Net cash flows used in operating activities	$(12,686)	$(17,547)
Net cash flows provided by (used in) investing activities	10,607	(13,715)
Net cash flows provided by financing activities	2,479	32,207
Borrowings under credit facility	23,899	28,352
Long-term notes payable and capital lease obligations	$7,362	$8,146

For the nine months ended September 30, 2012, cash flows used in operating activities were improved in 2012 compared to 2011 due in part to a smaller net loss in 2012 of $10.2 million compared to a $24.9 million loss in the same period in 2011.  Depreciation and amortization was lower in 2012 primarily due to the sales of revenue equipment as a result of the Company's decision to exit the dry van services business in the fourth quarter of 2011.  Gains on sale of property and equipment increased as a result of selling older revenue equipment as well as the sale of a facility to a tenant that previously leased the facility with an option to purchase.  Accounts payable decreased primarily as a result of timing of payments for various expenditures and lower liabilities outstanding for purchased transportation.  The cash flow impact from insurance and claims is due to the settlement and payment of certain claims compared to an increase in the amount of claims established during the same period last year.

The changes in cash flows provided by investing activities were attributable to the 2012 sale of a facility that was previously leased to a tenant, with an option to purchase, as well as the impact of selling a higher volume of certain older revenue equipment in 2012, as well as a relatively smaller amount of capital expenditures in 2012.

The changes in cash flows from financing activities was attributable to lower net borrowings in 2012 compared to higher net borrowing for the same period in 2011, as well as the 2012 payment of notes payable and capital leases.

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

Contractual Obligations

The following is a summary of our contractual obligations as of September 30, 2012:

	(in thousands)
	Total	2012	2013-2014	2015-2016	After 2016
Letters of credit	$4,657	$1,295	$3,362	$-	$-
Borrowings under credit facility	23,899	-	-	23,899	-
Purchase commitments	39,133	39,133	-	-	-
Capital lease obligations, including interest	3,105	139	1,110	1,856	-
Notes payable	6,841	410	3,410	3,021	-
Operating leases obligations
Rentals	119,731	10,383	68,770	27,097	13,481
Residual guarantees	27,053	1,424	8,142	16,233	1,254
	$224,419	$52,784	$84,794	$72,106	$14,735

The purchase obligations are commitments for equipment replacement that will be received ratably over the course of the year.  Financing has been secured for the majority of our planned commitments for operating leases.

Off-Balance Sheet Arrangements

As of September 30, 2012, we had leased 1,437 tractors and 1,971 trailers under operating leases as well as six service centers with 10,000 square feet or more, with varying termination dates ranging from January 2014 through May 2024 and total obligations of $119.7 million.  Rent expense related to operating leases involving vehicles during the first nine months of 2012 and 2011 was $31.2 million and $26.6 million, respectively.  In general, the equipment lease renewal terms include month-to-month extensions of the regular lease terms, purchase options at fair market value or an early buy-out option on certain tractor leases.  As of September 30, 2012, we maintained $4.7 million in standby letters of credit related to self-insured programs, legal matters and equipment leases.  These standby letters of credit allow the Company to self-insure a portion of its insurance exposure.

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

Effects of Climate Change and Climate Change Regulation

Greenhouse gas emissions have increasingly become the subject of a large amount of international, national, regional, state and local attention. Cap and trade initiatives to limit greenhouse gas emissions have been introduced in the European Union ("EU").  Similarly, numerous bills related to climate change have been introduced in the United States Congress, which could adversely impact many industries, including ours and those of our customers.  In addition, future regulation of greenhouse gases could occur pursuant to future U.S. treaty obligations, statutory or regulatory changes under the Clean Air Act or new climate change legislation.  It is uncertain whether any of these initiatives will be implemented, although, based on published media reports, we believe it is not reasonably likely the current proposed initiatives will be implemented without substantial modification.  If such initiatives are implemented, restrictions, caps, taxes, or other controls on emissions of greenhouse gases, including diesel exhaust, could significantly increase our operating costs.  Restrictions on emissions could also affect our customers that use significant amounts of energy or burn fossil fuels in producing or delivering the products we carry including, but not limited to, food producers and distributors.  Although significant cost increases, government regulation and changes of consumer needs or preferences for goods or services relating to alternative sources of energy or emissions reductions or changes in our customers' shipping needs could materially affect the markets for the products we carry, which in turn could have a material adverse effect on our results of operations, financial condition, and liquidity, or, in the alternative, could result in increased demand for our transportation services.  We are currently unable to predict the manner or extent of such effect.

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

Property and Equipment.  The transportation industry is capital intensive.  Our net property and equipment was $46.6 million as of September 30, 2012 and $57.8 million as of December 31, 2011.  Our depreciation expense was $8.7 million for the nine months ended September 30, 2012 and $13.9 million for the nine months ended September 30, 2011.  Depreciation is computed based on the cost of the asset, reduced by its estimated residual value, using the straight-line method for financial reporting purposes.  Accelerated methods are used for income tax reporting purposes.  Additions and improvements to property and equipment are capitalized at cost.  Maintenance and repair expenditures are charged to operations as incurred.  Gains and losses on disposals of revenue equipment are included in operations as they are a normal, recurring component of our operations.  We have minimal risk to the used equipment market as the majority of our tractors have a pre-arranged trade-in value typically at the end of 42 months, which is utilized as the residual value in computing depreciation expense.

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

Insurance and claims.  We are self-insured for a portion of losses relating to workers' compensation, auto liability, general liability, cargo and property damage claims, along with employees' health insurance with varying risk retention levels.  We maintain insurance coverage for per-incident occurrences and in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review.  We reserve currently for the estimated cost of the uninsured portion of pending claims.  These reserves are periodically evaluated and adjusted based on our evaluation of the nature and severity of outstanding individual claims and an estimate of future claims development based on historical claims development factors.  The Company accrues for the anticipated legal and other costs to settle the claims currently.  The Company is self-insured for the first $1 million of all losses.  On June 1, 2012, the Company purchased insurance policies to cover all losses greater than $1 million up to $75 million.  The policy which covers the $2 million to $10 million layer of losses contains a self-insured corridor of $1 million, which essentially limits total losses, within the $2 million to $10 million layer, to $1 million in total for any insurance year and means any losses in excess of $3 million in any insurance year are fully covered.  Our self-insured retention exposes us to the possibility of fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, a claim that approaches the maximum self-insured retention level or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

Income Taxes.  Income taxes are accounted for in accordance with US GAAP. The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and attributable to operating loss and tax credit carry forwards.  As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes.  These temporary differences result in deferred tax assets and liabilities, which are included in our accompanying consolidated balance sheets.  Deferred tax assets and liabilities are measured using the tax rates enacted by certain tax laws and published guidance expected to apply to taxable income in effect to those years in which the temporary differences are expected to reverse.  To the extent it is determined it is more likely than not that our deferred tax assets will be recovered, a valuation allowance must be established for the amount of the deferred tax assets determined not to be realizable.  We believe that our assumptions and estimates are reasonable, although actual results may have a positive or negative material impact on the balances of deferred tax assets and liabilities, valuation allowances or net income (loss).  Based upon our recent operating history, we will continue to assess whether we will realize all, part, or none of the deferred tax assets.  We will apply judgment to determine the amount of valuation allowance, if any, that would be required in any given period.  As a result of the operating results in the third quarter of 2012 and our projections for the remainder of 2012, the valuation allowance was increased during the third quarter of 2012.  For the three months ended September 30, 2012, the Company increased its valuation allowance by $2.0 million, increasing the total valuation allowance relating to federal and state deferred tax assets to $15.1 million.

RECENT ACCOUNTING PRONOUNCEMENTS

We have reviewed recently issued accounting pronouncements and determined that they do not have a material impact on our consolidated financial statements.

 Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to a variety of market risks, primarily from price increases in fuel and certain commodities used as raw material in our equipment, and interest rates.  These risks have not materially changed between December 31, 2011 and the nine months ended September 30, 2012.

Commodity Price Risk

Our operations are heavily dependent upon fuel prices.  The price and availability can vary and are subject to political, economic and market factors that are beyond our control.  Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition; however, historically, we've been able to recover the majority of diesel fuel price increases from customers in the form of fuel surcharges.  Fuel prices have fluctuated greatly in recent years. In some periods, our operating performance was adversely affected because we were not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharges.  We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases.  We do not currently enter into derivative hedging arrangements that protect us against fuel price increases.  Given the volatility in fuel prices and the impact fuel surcharge revenues have on total operating revenue, we often make reference to total operating revenue excluding fuel surcharges to provide a more consistent basis for comparison of operating revenue without the impact of fluctuating fuel prices.  A 5% increase in the average fuel cost per gallon would result in annual increased fuel costs of approximately $4.0 million that we anticipate would be partially offset by fuel surcharges.

Interest Rate Risk

Our market risk is also affected by changes in interest rates.  We have historically maintained a combination of fixed rate and variable rate obligations to manage our interest rate exposure.  Fixed rates are generally maintained within our lease obligations while variable rates are contained within our credit facility.

We are exposed to interest rate risk primarily from our credit facility.  Our credit facility provides for borrowings that bear interest based on LIBOR, plus a certain percentage.  At September 30, 2012 and December 31, 2011 there was $23.9 million and $19.9 million, respectively, outstanding under our current credit facility.

The Company entered into various master security agreements and a capital lease agreement to finance the purchase of revenue equipment at more favorable fixed rates than through off-balance sheet operating leases.  We are not exposed to interest rate risk related to these agreements as the interest rates are fixed.

As of September 30, 2012, we held no market-risk-sensitive instruments for trading purposes.  For purposes other than trading, we held approximately 98,000 shares of our common stock at a value of $527,000 in a Rabbi Trust investment.  Our consolidated financial statements include the assets and liabilities of the Rabbi Trust established to hold the investments of participants in our 401(k) Wrap Plan and for deferred compensation liabilities under our Executive Bonus and Phantom Stock Plan.  Such liabilities are adjusted from time to time to reflect changes in the market price of our common stock.  To the extent the trust assets are invested in our stock, our future compensation expense and income will be impacted by fluctuations in the market price of our stock.

 Item 4.    Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

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

Item 1A.    Risk Factors

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, under the heading "Risk Factors" in Item 1A of that report.  We do not believe there has been any material changes in these risks during the nine months ended September 30, 2012.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On November 9, 2007, our Board of Directors renewed our authorization to purchase up to 1,263,900 shares of our common stock.  At September 30, 2012, there were a total of 743,500 remaining authorized shares that could be repurchased.  During the third quarter of 2012, 200 shares were repurchased.  The authorization did not specify an expiration date.  Shares may be purchased from time to time on the open market or through private transactions at such times as management deems appropriate.  Purchases may be discontinued by our Board of Directors at any time.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
July 2012	-	$-	-	743,700
August 2012	200	1.64	200	743,500
September 2012	-	-	-	743,500
Total	200	$1.64	200	743,500

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

101
The following financial statements from Frozen Food Express Industries, Inc. Form 10-Q for the quarter ended September 30, 2012, filed on November 14, 2012, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statement of Operations, (iii) Consolidated Condensed Statement of Comprehensive Income, (iv) Consolidated Condensed Statement of Cash Flows, (v) Consolidated Condensed Statement of Shareholder's Equity and (vi) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.*

*
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

FROZEN FOOD EXPRESS INDUSTRIES, INC.
(Registrant)

Dated: November 14, 2012	By	/s/ S. Russell Stubbs
S. Russell Stubbs President and Chief Executive Officer (Principal Executive Officer)
Dated: November 14, 2012	By	/s/ John R. McManama
John R. McManama Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of Frozen Food Express Industries, Inc. (filed as Exhibit 3(i) to the Company's Current Report on Form 8-K on May 29, 2007 and incorporated herein by reference).

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

101
The following financial statements from Frozen Food Express Industries, Inc. Form 10-Q for the quarter ended September 30, 2012, filed on November 14, 2012, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statement of Operations, (iii) Consolidated Condensed Statement of Comprehensive Income, (iv) Consolidated Condensed Statement of Cash Flows, (v) Consolidated Condensed Statement of Shareholder's Equity and (vi) Notes to Consolidated Condensed Financial Statements, tagged as blocks of text.*

*
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