Form 10-K
period 2012-12-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2013-03-19
CIK 39273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company.  See the definition of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  Large accelerated filer [   ] Accelerated filer [  ] Non-accelerated filer [X]   Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of 15,588,230 shares of the registrant's $1.50 par value common stock held by non-affiliates as of June 30, 2012 was approximately $17,147,053 (based upon $1.10 per share).

As of March 14, 2013 the number of outstanding shares of the registrant's common stock was 18,090,663.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Annual Report to Stockholders for the year ended December 31, 2012 and Proxy Statement for use in connection with its Annual Meeting of Stockholders to be held on May 14, 2013, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after December 31, 2012, are incorporated by reference in Part III (Items 10, 11, 12, 13 and 14).

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains information and forward-looking statements that are based on management's current beliefs and expectations and assumptions we made based upon information currently available.  Such statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Any statements not of historical fact may be considered forward-looking statements.  Forward-looking statements include statements relating to our plans, strategies, objectives, expectations, intentions and adequacy of resources, including whether the Company will return to profitability in fiscal 2013, and may be identified by words such as "will", "could", "should", "believe", "expect", "intend", "plan", "schedule", "estimate", "project" or other variations of these or similar words, identify such statements. These statements are based on our current expectations and are subject to uncertainty and change.

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

Factors that are not within our control that could cause actual results to differ materially from those in such forward-looking statements include demand for our services and products, and our ability to meet that demand, which may be affected by, among other things, competition, weather conditions and the general economy, the demand for bulk tank water transportation services, the availability and cost of labor and owner-operators, our ability to negotiate favorably with lenders and lessors, continued availability of credit on commercially reasonable terms, the effects of terrorism and war, the availability and cost of equipment, fuel and supplies, the market for previously-owned equipment, the impact of changes in the tax and regulatory environment in which we operate, operational risks and insurance, risks of lawsuits and unfavorable judgments, risks associated with the technologies and systems we use and the other risks and uncertainties described in Item 1A, Risk Factors of this report and risks and uncertainties described elsewhere in our filings with the Securities and Exchange Commission ("SEC").  We undertake no obligation to correct or update any forward-looking statements, whether as a result of new information, future events, or otherwise.

References in the Annual Report to "we", "us", "our", or the Company or similar terms refer to Frozen Food Express Industries, Inc. and its consolidated subsidiaries unless the context otherwise requires.

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

Our growth strategy is to expand our business internally by offering shippers a high level of service with flexible shipping capacity.  We market our temperature-controlled truckload services primarily to large shippers that require consistent freight capacity within our preferred lanes, desire the high service level we provide and understand the pricing necessary to support these service levels.  We market our temperature-controlled less-than-truckload services to shippers who need the flexibility to ship varying quantities based upon scheduled departure and delivery times.  Our fleet of company and owner-operator tractors allows us to offer a high quality of service and on-time performance within tight time windows at stringent temperature standards.

Our services are further described below:

•
TRUCKLOAD ("TL") LINEHAUL SERVICE: This service provides for the shipment of a load, typically weighing between 20,000 and 40,000 pounds and usually from a single shipper, which fills the trailer.  Normally, a truckload shipment has a single destination, although we are also able to provide multiple stop deliveries.  We are one of the largest temperature-controlled truckload carriers in the United States.  Until the third quarter of 2011, we offered dry-freight services using dry-van equipment. In the fourth quarter of 2011, we completed a sale of our dry-van equipment; however, depending upon customer requests and operational needs, dry-freight services are offered using refrigerated trailers.

•
DEDICATED: This service provides trucks and drivers to handle certain of our customers' transportation needs, including guaranteed year-round capacity without the capital investment, insurance risks and equipment utilization issues of private fleets.  Providing this service allows our customers to eliminate all or a portion of their internal dedicated fleet to lower their customers' transportation costs and improve the quality of service.

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

•
EQUIPMENT RENTAL: Revenue from equipment rental includes amounts we charge to owner-operators for the use of trucks we own and lease to them.  We also lease refrigerated trailers for the storage and transportation of perishable items as needed by our customers.

The following table summarizes and compares the components of our operating revenue for each of the years in the five-year period ended December 31, 2012:

	(in thousands)
Revenue from:	2012	2011	2010	2009	2008
Truckload linehaul services	$128,742	$156,302	$171,392	$187,234	$214,348
Dedicated services	18,202	17,469	17,467	19,707	24,609
Less-than-truckload linehaul services	127,903	112,030	110,467	109,054	124,091
Fuel surcharges	76,238	80,705	57,410	44,876	109,144
Brokerage and logistics services	22,310	18,524	6,798	7,266	13,142
Equipment rental	4,320	3,431	5,288	4,914	5,202
Total operating revenue	$377,715	$388,461	$368,822	$373,051	$490,536

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

MARKETING AND OPERATIONS

Our temperature-controlled, dedicated and brokerage logistics services, trucking operations serve nearly 4,000 customers in the United States, Mexico and Canada.  Revenue from international activities was approximately 5% or less of total operating revenue during each of the past five years.

We strive to provide high service levels at a value added price to our customers as opposed to competing with low cost, low service providers.  Our marketing efforts target shippers requesting premium service, reliable capacity, and value added service options.  We market mainly temperature-controlled truckload, less-than-truckload, intermodal, and brokerage logistics services, but also provide intermodal and engineering services, all focused on value added services and pricing.  Due to the continued pressure in industry-wide truckload capacity related to driver shortages, pricing for our truckload and intermodal services has shown improvement.  We also experienced improved pricing in our LTL markets in 2012.  We believe the improvement in pricing was a reflection of our improvement in our LTL service, increased demand for LTL services, and to a lesser extent, capacity shortages for LTL services.

Excluding fuel surcharges, temperature-controlled shipments account for approximately 93% of our total operating revenue.  Our customers are involved in a variety of products including food products, pharmaceuticals, medical supplies and household goods.  Our customer base is diverse in that our top 5, 10 and 20 largest customers accounted for 30%, 41% and 53%, respectively, of our total operating revenue during 2012.  None of our markets are dominated by any single competitor nor did any customer account for more than 9% of total operating revenue during any of the past five years.  We compete with several hundred other trucking companies.  The principal methods of competition are price, quality of service and availability of equipment needed to satisfy customer needs.

Our marketing efforts are conducted by a staff of dedicated sales, customer service and support personnel under the supervision of our senior management team.  Sales personnel travel within assigned regions to solicit new customers and maintain contact with existing customers.  We also have an enterprise sales force team that focuses primarily on large LTL and truckload temperature-controlled shippers.  We utilize a group of inside sales personnel (the Account Management Center) who solicit customers who do not necessitate or desire direct outside sales representation.  Additionally, we market and sell our brokerage logistics services from our corporate sales and service office in Dallas, Texas.  Our brokerage and logistics services include temperature-controlled, dry van and other specialized needs of our customers not typically offered by other carriers, including ocean, air, both expedited domestic and international services and oil field water delivery services.

Our operations personnel strive to improve our asset utilization by seeking freight that allows for efficient and timely use of assets, minimizes empty miles, carries a value added rate structure and allows our drivers to remain within our preferred network of lanes.  Once we have established a relationship with a customer, customer service managers work closely with our driver managers to match our capacity to our customers' needs.  Load planners or dispatchers utilize various optimization solutions to assign loads in ways that meet our customers' needs while providing the most efficient use of our assets.  We attempt to route most of our trucks over preferred lanes, which we believe assists us in meeting our customers' requirements, balancing traffic, reducing empty miles and improving the reliability of our delivery schedules.  Within our LTL services, we provide for regularly scheduled pick-up and delivery times so our customers can depend upon a pre-existing schedule.

DRIVERS AND OTHER PERSONNEL

We select drivers using specific guidelines for safety records, background information, driving experience and personal evaluations.  We believe that maintaining a safe and professional driver group is essential to providing excellent customer service, safer roads for others and achieving profitability.  We maintain stringent screening, training and testing procedures for our drivers to reduce the risk for accidents and thereby controlling our insurance and claims cost.  We train our drivers at our service centers in all phases of our policies and operations including safety techniques, fuel-efficient operation of the equipment, and customer service.  We also offer computer and audio based training through our website.  Heightened competition in the trucking industry for qualified drivers has resulted in additional expenses to recruit and retain an adequate supply of drivers.  In February of 2011, we opened a driving school, the FFE Driver Academy, and increased our recruiting efforts.  This has yielded excellent results in allowing us to increase our fleet with Company trained drivers.  We graduated and hired 935 drivers from the academy for the year ended December 31, 2012.  All drivers must also pass United States Department of Transportation ("DOT") required tests prior to commencing employment.

At December 31, 2012, we had 1,490 company drivers and 310 owner-operators.  Our turnover for both company drivers and owner-operators was approximately 77%.  We find that if we can retain a driver beyond the first 12 months, we have a much better opportunity to retain that driver for a longer period of time.  We pay our company drivers on a fixed rate per mile basis and the owner-operators either a percentage of the earned revenue or on a per mile basis.

Owner-operators provide their tractors to pull our loaded trailers.  We generally utilize the owner-operators based upon our existing capacity and the need of our customers as those needs increase or decrease.  At December 31, 2012, we had 222 owner-operators providing truckload services and 88 providing LTL services compared to 158 owner-operators providing truckload services and 108 providing LTL services for the period ended December 31, 2011.  Each owner-operator pays for their driver wages, fuel, equipment related expenses and other transportation costs.  We bill the customer and pay the owner-operator upon proof of delivery to the destination.  The Company assumes the credit risk with the customer and provides all customer support.

As of December 31, 2012, we had 2,183 employees, consisting of 1,490 drivers, 493 field and operations personnel and 200 sales, general and administrative employees, compared to 1,439 drivers, 499 field and operations personnel and 197 sales, general and administrative employees as of December 31, 2011.  None of our employees are represented by a collective bargaining unit, and we consider relations with our employees to be good.

FUEL

We are dependent on diesel fuel for our transportation services, and our customers and we are impacted by the volatility of fuel prices.  The price and availability of diesel fuel can vary significantly and are subject to political, economic and market factors that are beyond our control.  While we do not hedge our exposure to volatile energy prices, we attempt to minimize our exposure through volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our service centers.  During 2012, approximately 92.8% of our fuel purchases were made within this national network.

We further manage the price volatility through fuel surcharge programs with our customers.  The Company adjusts fuel surcharge factors on a weekly basis; however, it may not fully recover price increases in the preceding week.  The cost of fuel continues to be a challenge for the transportation industry.  Fuel prices continued to climb in 2012 versus 2011, adding costs to both our operations and to our customers through fuel surcharges.  Shippers continue to be resistant to fuel surcharges even though they understand the need for the surcharges.  Fuel surcharges help to offset the higher cost of tractor fuel and minimally offset higher fuel costs related to refrigerated trailers.  Net fuel prices per gallon increased approximately 3.9% compared to 2011, but not with the volatility we witnessed in previous years.  Fuel surcharges for TL operations are generally only applicable to billed miles.  Therefore, we do not offset fuel costs related to empty miles, out-of-route miles, tractor engine idling and fuel to power our trailer refrigeration units.  Fuel surcharges may also be impacted by competition in the marketplace, restricting our ability to apply compensatory fuel surcharges.

In most years, states increase fuel and road use taxes.  Our recovery of future increases or realization of future decreases in fuel prices and fuel taxes, if any, will continue to depend upon competitive freight market conditions.

INSURANCE AND CLAIMS

We self-insure for a portion of our claims exposure resulting from workers' compensation, auto liability, general liability, cargo and property damage claims and employees' health insurance.  We are also responsible for our proportionate share of the legal expenses related to such claims.  For claims incurred prior to June 1, 2012, the Company is responsible for the first $4.0 million on personal injury and property damage liability claims and has excess coverage from $4.0 million to $75.0 million. The Company is self-insured for the first $1.0 million of all auto and general liability losses.  On June 1, 2012, the Company purchased policies to cover almost all losses greater than $1.0 million, up to $75.0 million.  The policy purchased to cover the $2.0 million to $10.0 million layer of losses contains a self-insured corridor of $1.0 million, which essentially limits total losses, within the $2.0 million to $10.0 million layer, to $1.0 million in the aggregate for any insurance year and means any loss amounts in excess of $3.0 million incurred after May 31, 2012 are fully covered for the amount in excess of $3.0 million up to $75 million.  We reserve currently for anticipated losses and related expenses and periodically evaluate and adjust our insurance and claims reserves to reflect our experience.

As of December 31, 2012, the Company was responsible for the first $500,000 for workers' compensation claims generated outside of Texas and for $500,000 on work injury claims filed in Texas.  Starting in 2013, we have lowered our deductible for workers' compensation claims generated outside of Texas from $500,000 to $100,000.  In Texas we remain a workers' compensation non-subscriber, as defined by ERISA.  We are now fully insured between our retention of $500,000 and $1.5 million for Texas work injury claims and between our retention of $100,000 and state statutory limits for workers' compensation claims outside of Texas.  This 2013 change in coverage will reduce our exposure on non-Texas claims, and we anticipate it will lower our overall workers' compensation expense over time.  We have $300,000 stop-loss retention on employee health claims.  Both workers' compensation and employee health claims expense are reflected in salaries, wages and related expenses in our statements of operations.

Insurance rates can be influenced by events outside of our Company's control.  As a result, our insurance and claims expense could increase, or we could raise our self-insured retention when our policies are renewed in 2013.  After several years of decline, insurance rates have held steady, or increased, depending upon the risk policy over the last two years.  Our risk management program is founded on the continual enhancement of safety in our operations.  Our safety department conducts programs that include driver education and over-the-road observation and requires that drivers meet or exceed specific safety guidelines, driving experience, drug testing and physical examinations.

Our insurance and claims accruals represent our estimate of ultimate claims outcomes and are established based on the information available at the time of an incident.  As additional information regarding the incident becomes available, any necessary adjustments are made to previously recorded amounts, including any expenses related to the incident.

Our significant self-insured retention exposes us to the possibility of significant fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, a claim that approaches the maximum self-insured retention level or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.  As of December 31, 2012, we have $5.0 million in standby letters of credit to guarantee settlement of claims under agreements with our insurance carriers and regulatory authorities.

INFORMATION TECHNOLOGY

The demanding shipping requirements of today's world creates a need for continued investment in information technology to maintain a successful temperature-controlled trucking operation.  In 2012, we handled approximately 82,000 truckload and 291,000 LTL shipments.  These shipments are tracked for quality and service reasons.  Our technology continues to advance and provides improved tracking systems, driver communication and routing systems and driver safety systems.  Additionally, federal regulations continue to create demand for new systems such as electronic driver log systems, which are part of our current on board communication and routing system.

Our truckload and LTL fleets use computer and satellite technology to enhance efficiency and customer service.  The mobile communications system provides automatic position updates of each truckload tractor and permits real-time communication between operations personnel and drivers.  Dispatchers relay pick-up, delivery, weather, road conditions and other information to the drivers.  Additionally, our on board systems have back-office integration to allow us to identify out-of-route mileage by matching actual driven location data with prescribed routes, thereby flagging cases of non-compliant driving.  By utilizing these tools to analyze the situations, we can quickly identify route compliance issues by vehicle and driver, and make corrections to reduce costly excess miles driven.  With this, we expect to reduce accident risks, save money and time, while also reducing driver frustrations that are associated with going off route.

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

Changes in the size of our fleet depend upon developments in the U.S. economy, demand for our services and the availability of qualified drivers.  Continued emphasis will be placed on improving the operating efficiency and increasing the utilization of the fleet through enhanced driver training and retention and reducing the percentage of empty, non-revenue producing miles.

As of December 31, 2012, we operated a fleet of 1,807 tractors, including 1,490 company-owned and leased tractors and 317 tractors supplied by owner-operators.  The average age of our tractors was approximately 1.7 years.  We typically replace our tractors within 42 months after purchase.  As of December 31, 2012, we maintained 3,252 trailers.  Our general policy is to retire our refrigerated trailers after seven years of service.  Occasionally, we retain older equipment for use in local delivery operations.

The following represents a breakdown of the age of our tractors and trailers at the end of 2012 and 2011:

	Age in Years
Tractors	Less than 1		1 through 3		More than 3		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Company-owned and leased	672	446	570	635	248	309	1,490	1,390
Owner-operator provided	50	43	181	133	86	90	317	266
	722	489	751	768	334	399	1,807	1,656

	Age in Years
Trailers	Less than 1		1 through 5		More than 5		Total
	2012	2011	2012	2011	2012	2011	2012	2011
Company-owned and leased	334	501	1,280	1,075	1,638	1,812	3,252	3,388
	334	501	1,280	1,075	1,638	1,812	3,252	3,388

Approximately 97% of our trailers are insulated and equipped with refrigeration units capable of providing the temperature control necessary to maintain perishable freight.  Trailers used primarily in LTL operations are equipped with movable partitions permitting the transportation of goods requiring different temperatures.  Company-operated trailers are primarily 102 inches wide. Truckload trailers used in temperature-controlled linehaul operations are primarily 53 feet long.

Since approximately 2004, the federal government, through the Environmental Protection Agency (the "EPA"), has mandated the phase-in of truck engines that reduce particulate matter count, nitrous oxides and sulfur emissions.  This new technology serves to reduce emissions from diesel engines but generally also reduces miles per gallon and increases the new cost of the engines, as well as maintenance cost.  We have been in full compliance of these programs due to our vehicle replacement programs that replace tractors at a rate that maintains proper ratios as required by the EPA.  While the EPA-compliant engines are more costly to purchase and maintain, we are committed to the EPA's SmartWay Transport Partner Program ("SmartWay") to minimize the negative environmental impacts of diesel-powered equipment.

INTERNATIONAL OPERATIONS

We provide services to and from Canada and Mexico.  We utilize tractors from our fleets for services provided to and from Canada.  We partner with Mexico-based trucking companies to facilitate freight moving both ways across the southern United States border. Freight moving from Mexico is hauled in our trailers to the border by the Mexico-based carrier, where the trailers are exchanged.  Southbound shipments work much the same way.  This arrangement has been in place for more than ten years, and we do not expect to change our manner of dealing with freight to or from Mexico and the Mexican border.  Changes in United States, Canadian, or Mexican government regulations could cause us to change our operations, including border management, taxation, or various transportation and safety practices.  Approximately 5% of our total operating revenue during 2012 involved international shipments, all of which were billed and collected in United States currency.

REGULATION

 In December 2010, the Federal Motor Carrier Safety Administration ("FMCSA") launched the Compliance Safety Accountability ("CSA") program.  The program was created to provide clarity in the compliance of large commercial motor vehicle carriers and drivers with safety rules and regulations.  The program allows FMCSA to reach more carriers earlier and deploy interventions as needed.  The CSA Operation Model has three major components: measurement, evaluation and intervention.  We have taken an aggressive pro-active approach toward monitoring drivers through installation of electronic on board recorders.  Our CSA score in the Hours of Service basic has consistently improved since the installation of the electronic on board recorders.  We have seen a slight increase in maintenance costs on minor non-safety related repairs in coordination with this program. As of the date of this filing, all CSA scores are at an acceptable level.

Our trucking operations are regulated by the Department of Transportation ("DOT").  The DOT generally governs matters such as safety requirements, registration to engage in motor carrier operations, certain mergers, insurance, consolidations and acquisitions.  The DOT conducts periodic on-site audits of our compliance with its safety rules and procedures.  Our most recent audit, which was completed in March 2012 was a CSA focused review, a non-ratable review. In the DOT's prior review of the Company in October 2010, we received a rating of "satisfactory", the highest safety rating available.

A new Hours of Service ("HOS") rule was issued on December 27, 2011.  The final ruling took effect February 27, 2012, with a compliance date for selected provisions of July 1, 2013.  According to the Regulatory Impact Analysis, the economic impact on this ruling will reduce the productivity level of the driver.  At this point, we are unable to confirm the impact on productivity level and any resulting or additional expense.

We have experienced higher prices for new tractors for the past eight years, primarily as a result of federal regulations applicable to newly manufactured tractors with an enhanced Aerodynamic Chassis design and cleaner burning diesel engines, as well as the impact from higher commodity prices.  The entire linehaul sleeper fleet has the EPA Mandated 2007-Exhaust-Gas Recirculation ("EGR") engine or is equipped with the January 1, 2010  EPA-mandated EGR/Diesel Particulate Filter technology.   All of our tractors are EPA SmartWay certified.  The Company is a listed SmartWay partner.

In 2010, the state of California implemented stricter carbon emission standards for refrigeration units on temperature-controlled trailers.  Currently, approximately 90% of our trailers are California Air Research Board ("C.A.R.B.") compliant and all of our trailers located in California are C.A.R.B. compliant.  We will continue to replace the non-compliant trailers during our 2013 replacement cycle.  We do not anticipate a significant increase in cost for these trailers.

ENVIRONMENT

We are subject to various environmental laws and regulations by various state regulatory agencies with respect to certain aspects of our operations including the operations of fuel storage tanks, air emissions from our trucks and engine idling.  We have been committed to environmental quality for many years and joined SmartWay at its inception in 2004.  SmartWay is an innovative collaboration between the EPA and the freight sector designed to improve energy efficiency, reduce greenhouse gas and air pollutant emissions, and improve energy security.  Currently, every truck of the Company is an EPA 2004 Engine or newer.  Constant upgrades are made to replace with environmentally friendly models that have fuel-efficient tires, aerodynamic styling and skirts.  We use environmentally friendly refrigerants in our refrigeration units and every truck in our fleet is Ultra Low Sulfur Diesel ("ULSD").  Furthermore, in 2009 we reduced our fleet trucks to sixty-two miles per hour to achieve greater fuel efficiency.  We utilize a fuel optimizer program to reduce miles and maintain idle management devices on our trucks.  We are also diligent in our recycling programs for used oil and other hazardous material by-products.

 SEASONALITY

Seasonal changes affect our temperature-controlled operations.  The growing seasons for fruits and vegetables in Florida, California, Arizona and Texas typically create increased demand for trailers equipped to transport cargo that requires refrigeration.  LTL shipment volume during the winter is normally lower than the other seasons.  Shipping volumes of LTL freight are usually highest during July through October.  LTL volumes also tend to increase in the weeks before holidays such as Halloween, Thanksgiving, Christmas, Valentine's Day and Easter when significant volumes of food and candy are transported.

EFFECT OF CLIMATE CHANGES

Considering a significant portion of our total operating revenue excluding fuel surcharges is from temperature-controlled transport of goods, the climate could affect our customers' service needs and our service product.  As the climate becomes warmer, more refrigerated capacity would be needed.  In a cold, harsh winter, we could be required to heat more products and handle freight that would not normally need a temperature-controlled environment.

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

Our business is subject to general economic factors and business risks that are largely out of our control, any of which could have a material adverse effect on our operating results.  Our business is subject to general economic factors and business factors that may have a material adverse effect on our results of operations, many of which are beyond our control.  These factors include excess capacity in the trucking and temperature-controlled industry, strikes, or other work stoppages, significant increases in interest rates, fuel costs, taxes and license and registration fees.  Recessionary economic cycles, changes in customers' business activities and excess tractor or trailer capacity in comparison with shipping demands could materially affect our operations.  Economic conditions that decrease shipping demand or an increase in the supply of tractors and trailers generally available in the transportation sector of the economy can exert downward pressure on our pricing programs and equipment utilization, thereby decreasing asset profitability. Economic conditions also may adversely influence our customers and their ability to pay for our services.  It is not possible to accurately predict the effects on the economy or consumer confidence of actual or threatened armed conflicts or terrorist attacks, efforts to combat terrorism, military action against a foreign state or group located in a foreign state, or heightened security requirements.

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

•
Many customers reduce the number of carriers they use by selecting so-called "core carriers" as approved transportation service providers or current bids from multiple carriers, and in some instances we may not be selected;

•
Many customers periodically accept bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in the loss of some business to competitors as a core carrier;

•	Certain of our customers that operate private fleets to transport their own freight could decide to expand their operations;
•	Competition from freight logistics and brokerage companies may negatively impact our customer relationships and freight rates; and
•	Economies of scale that may be passed onto smaller carriers by procurement aggregation providers may improve such carriers' ability to compete with us.

We derive a significant portion of our revenue from our major customers, the loss of one or more of which could have a material adverse effect on our business.  A significant portion of our revenue is generated from our major customers.  For 2012, our top 20 customers accounted for approximately 53% of our revenue; our top 10 customers accounted for 41% of our revenue; and our top 5 customers accounted for approximately 30% of our revenue.  Generally, we enter into one-year agreements with our major customers, which generally do not contain minimum shipment volumes with us.  We cannot ensure that, upon expiration of existing contracts, these customers will continue to utilize our services at the current levels.  Many of our customers periodically solicit bids from multiple carriers for their shipping needs, and this process may depress freight rates or result in a loss of business to one of our competitors.  Some of our customers also operate their own private fleets and the expansion of those fleets may result in lowering the demand for our services with such customers.

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

Federal and state legislative and regulatory initiatives relating to hydraulic fracturing could adversely affect our brokerage and logistics services business, which may hinder our growth and profitability.  Our brokerage and logistics services business consist primarily of our water transport services, as well as brokerage services for a variety of customers.  These water transport services support oil and gas drilling operations, many of which involve hydraulic fracturing activities. Several states, including Texas, have adopted or are considering adopting, regulations that could impose more stringent requirements on hydraulic fracturing operations. In addition, the federal government has asserted federal regulatory authority over hydraulic fracturing activities. If additional levels of regulation were imposed through the adoption of new laws and regulations resulted in our customers no longer engaging in hydraulic fracturing activities, our brokerage and logistics services business would be adversely affected.

Our oilfield water delivery revenues, all of which are generated in West Texas, are dependent upon our customers' crude oil production schedules, which have proven to be highly volatile.  Factors that impact the oil production industry, both positively and negatively, have proven to be unpredictable and subject to national and international influences that are too many and too difficult to predict.  Therefore, it is not possible for us to predict the stability of revenue streams we may experience from this service product.  This risk is somewhat mitigated as we have not increased the fleet above the first quarter of 2012 level of 55 water trailers and currently do not plan to expand the operation in 2013.

Future insurance and claims expense could reduce our earnings.  Although our insurance and claims expense for 2012 was significantly lower than 2011, our future insurance and claims expense might exceed historical levels, which could reduce our earnings.  We self-insure significant portions of our claims exposure resulting from work-related injuries, auto liability, general liability, cargo and property damage claims, as well as employees' health insurance.  We currently reserve for anticipated losses and expenses.  We periodically evaluate and adjust our claims reserves to reflect our experience.  However, ultimate results usually differ from our estimates, which could result in losses in excess of our reserved amounts.  The Company may also incur increased health care costs and risk as a result of implementation of the Affordable Health Care Act.

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

Because our operations are dependent upon diesel fuel, significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition unless we are able to pass increased costs on to customers through rate increases or fuel surcharges.  Historically, we have sought to recover increases in fuel prices from customers through fuel surcharges.  Fuel surcharges are generally charged to our TL customers on billable miles, and our LTL customers as a percentage of revenue, which does not account for all of the miles generated in our operations.  Therefore, we generally have not been able to fully offset the increase in the cost of diesel fuel related to our operations in the past, and there can be no assurance that fuel surcharges we collect will offset the increase in the cost of diesel fuel in the future.

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

We rely on our key management and other employees and depend on recruitment and retention of qualified personnel.  Difficulty in attracting or retaining qualified employee-drivers and owner-operators who provide tractors for use in our business could impede our growth and profitability.  A limited number of key executives manage our business.  Their departure could have a material effect on our operations.  In addition, our performance is primarily dependent upon our ability to attract and retain qualified drivers.  Our owner-operators are responsible for paying for their own equipment, labor, fuel, and other operating costs.  Significant increases in these costs could cause them to seek higher compensation from us or other opportunities. Competition for employee-drivers continues to increase.  If a shortage of employee-drivers occurs, or if we are unable to continue to sufficiently contract with owner-operators, we could be forced to limit our growth or experience an increase in the number of our tractors without drivers, which would lower our profitability.

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

Interruptions in the operation of our computer and communications systems could negatively impact our operations.  We depend on the efficient and uninterrupted operation of our computer and communications systems and infrastructure.  Our operations and those of our technology and communications service providers are vulnerable to interruption by fire, earthquake, power loss, telecommunications failure, terrorist attacks, internet failures, computer viruses and other events beyond our control.  In the event of a system failure, our business could experience significant disruption.  We have established an off-site facility where our data and processing functions are replicated; however, there can be no assurances that the business recovery plan will work as intended or may not prevent significant interruptions of our operations.

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

We operate in a highly regulated industry, and increased costs of compliance with, or liability for violation of, existing or future regulations could have a material adverse effect on our business.  The DOT and various state and local agencies exercise broad powers over our business, generally governing such activities as authorization to engage in motor carrier operations, safety and insurance requirements.  Our company drivers and owner-operators must also comply with the safety and fitness regulations promulgated by the DOT, including those relating to drug and alcohol testing and hours-of-service.  We may also become subject to new or more restrictive regulations relating to fuel emissions, drivers' hours-of-service, ergonomics, or other matters affecting our safety or operating methods.

Other agencies, such as the EPA, FMCSA and the Department of Homeland Security, also regulate our equipment, operations, and drivers.  In December 2010, the FMCSA launched the CSA program.  The program was created to provide a better view into how well large commercial motor vehicle carriers and drivers are complying with safety rules and regulations.  The program will allow FMCSA to reach more carriers earlier and deploy interventions as needed.  The CSA Operation Model has three major components: measurement, evaluation and intervention.  We could be negatively affected by increases in maintenance costs on minor non-safety related repairs in coordination to this program.  Future laws and regulations may be more stringent and require changes in our operating practices, influence the demand for transportation services, or require us to incur significant additional costs: see Part I, Item 1. Business - Regulation.

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

Changes in market demand may have an unfavorable impact on our operating efficiency.  We provide transportation services to a number of customers that ship a variety of products including, but not limited to, food, health care, and confectionary products.  Should the demand for our customers' products decline, our revenues could be negatively affected.  Should those conditions arise, there is no assurance that we will be able to adjust our operating costs sufficiently to offset the decline in revenue.

We are subject to potential litigation and claims.  We are exposed to litigation involving personal injury, property damage, work-related injuries, cargo losses, Equal Employment Opportunity Commission ("EEOC"), unemployment claims and general liability during the normal course of operating our business, any of which could affect our results depending on the severity and resolution of the aforementioned exposures.

A negative economic impact on our customers' businesses may adversely affect our credit risk.  Certain customers may not be able to meet their financial obligations due to deterioration of their own financial condition, credit ratings, or bankruptcy.  While we do record an allowance for doubtful accounts, a considerable amount of judgment is required in assessing the realization of these receivables which could affect our cash collections and operating results.

We are dependent on our customers' product safety and quality control procedures to ensure product integrity.  As most shipments tendered to us are packaged in such a way to prevent inspection and testing, we are dependent upon our customers' quality control to ensure our other customers' products are not subject to chemicals, bacteria, or other harmful agents that could contaminate their products.  Such contamination could result in loss of business, consumer confidence in our Company, and possibly cause public health concerns resulting in fines, costly litigation, and/or loss of operating authority.

Difficulty in achieving our business plan could lead to a reduction in liquidity.  The Company's business plan for 2013 is based on conservative sales and operation goals, and projects continued improvement in operating results, which is expected to generate a return to profitability, yielding positive cash flow from operations and a reduction in bank debt allowing for significant improvement in availability on its credit facility.  The Company, like most companies, is susceptible to the risk factors highlighted above, which could negatively impact its ability to accomplish its 2013 plan.  However, the Company has the ability to react in ways that mitigate the impact of risk factors.  The Company has already taken the step in 2013, as is noted in the accompanying "Notes to the Consolidated Financial Statements, Subsequent Events" to sell its 19.9 % interest in W&B Service Company, L.P. on February 27, 2013, which generated $3.2 million in proceeds and will be used to reduce bank debt and improve availability.  The Company also has significant value in its owned facilities which, in agreement with its bank lenders, it will utilize, if necessary, to improve its liquidity position in 2013.

ITEM 1B.   Unresolved Staff Comments

None.

ITEM 2.   Properties

At December 31, 2012, we maintained service centers or office facilities of 10,000 square feet or more in or near the cities listed below.  We also occupy a number of smaller rented recruiting and sales offices around the country.  Remaining lease terms range from one month to approximately eleven years.  We expect our present facilities are sufficient to support our operations.

The following table sets forth certain information regarding our properties at December 31, 2012:

	Approximate Square Footage	Approximate Acreage	Owned or Leased	Lease Expiration Date
Dallas, TX
Maintenance, service center and freight handling	100,000	80	Owned	NA
Corporate office	34,000	2	Owned	NA
Burlington, NJ	84,000	10	Leased	May 2024
Ft. Worth, TX	34,000	7	Owned	NA
Chicago, IL	37,000	5	Owned	NA
Lakeland, FL	26,000	15	Owned	NA
Atlanta, GA	50,000	13	Owned	NA
Portland, OR	30,598	*	Leased	January 2016
Ontario, CA	92,000	*	Leased	October 2020
Salt Lake City, UT	12,500	*	Leased	November 2015
Miami, FL	17,500	*	Leased	January 2014
Olive Branch, MS	16,000	*	Leased	September 2017
Stockton, CA	11,000	*	Leased	January 2015

*Facilities are part of an industrial park in which we share acreage with other tenants.

ITEM 3.   Legal Proceedings

Due to the nature of our industry, we are regularly involved in litigation incidental to our operations, primarily involving claims for personal injury, property damage, work-related injuries and cargo losses incurred in the ordinary and routine transportation of freight.  Based on our current assessment of information on-hand, we believe that the routine litigation is adequately covered by our insurance reserves and adverse effects arising from these events will not have a material impact on our financial statements.  However, litigation is highly unpredictable and unexpected unfavorable jury verdicts may have a material impact on the financial statements in the future.

ITEM 4.   Mine Safety Disclosures

None.

PART II

ITEM 5.   Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market for Registrant's Common Equity and Related Shareholder Matters

Our common stock is listed on the NASDAQ Global Select Market under the symbol "FFEX".  The table below shows the range of high and low bid prices for the quarters indicated on the NASDAQ Global Select Market.  Such quotations reflect inter-dealer prices, without retail markups, markdowns or commissions and therefore, may not necessarily represent actual transactions.  The following table sets forth the high and low prices of our stock within each quarter of the previous two years:

	Price Range
Year Ended December 31, 2012	High	Low
Fourth Quarter	$2.05	$0.75
Third Quarter	2.50	1.02
Second Quarter	1.57	1.05
First Quarter	1.45	1.10

Year Ended December 31, 2011
Fourth Quarter	$2.10	$1.09
Third Quarter	4.30	1.99
Second Quarter	4.28	3.04
First Quarter	5.00	3.11

On February 22, 2013, we had approximately 2,200 beneficial shareholders of our common stock.

 Unregistered Sales of Equity Securities and Use of Proceeds

On November 9, 2007, our Board of Directors renewed our authorization to purchase up to 1.3 million shares of our common stock.  At December 31, 2012, there were a total of 743,100 remaining authorized shares that could be repurchased.  There were 400 shares repurchased in the fourth quarter of 2012.  The authorization did not specify an expiration date.  Shares may be purchased from time to time on the open market or through private transactions at such times as management deems appropriate.  Purchases may be discontinued by our Board of Directors at any time.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
October 2012	400	$1.80	400	743,100
November 2012	-	-	-	743,100
December 2012	-	-	-	743,100
Total	400	$1.80	400	743,100

Comparative Stock Performance

The graph below compares the cumulative total stockholder return on our common stock with the NASDAQ Transportation Index and the S&P 500 Index for the last five years.  The graph assumes $100 is invested in our common stock, the NASDAQ Transportation Index and the S&P 500 Index on December 31, 2007, with reinvestment of dividends.  The comparisons in the graph are based on historical data and are not intended to predict future performance of our stock.  The information in the graph shall be deemed "furnished" and not "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

ITEM 6.   Selected Financial Data

The following unaudited data for each of the years in the five-year period ended December 31, 2012 should be read in conjunction with our Consolidated Financial Statements and Notes thereto included under Item 8 of this report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 7.

	(dollars in thousands, except per share data)
Summary of Operations	2012	2011	2010	2009	2008
Statement of Operations Data
Total operating revenue	$377,715	$388,461	$368,822	$373,051	$490,536
Net (loss) income	$(15,056)	$(36,670)	$(11,930)	$(16,415)	$605	Total
Total operating expenses	$391,070	$426,698	$386,492	$397,964	$488,482
Operating ratio (a)	103.5%	109.8%	104.8%	106.7%	99.6%

Balance Sheet Data
Total assets	$123,639	$126,404	$134,905	$145,800	$162,186
Long-term debt – borrowings under credit facility	$26,215	$19,888	$5,689	$-	$-
Shareholders' equity	$28,271	$42,902	$78,809	$89,735	$106,451

Per Share Data
Net (loss) income per common share, diluted	$(0.84)	$(2.08)	$(0.69)	$(0.96)	$0.04
Book value per share (b)	$1.60	$2.42	$4.50	$5.22	$6.32
Cash dividends per share	$-	$-	$-	$0.03	$0.12
Weighted average diluted shares	17,852	17,589	17,275	17,080	16,997

Revenue From
Truckload linehaul services	$128,742	$156,302	$171,392	$187,234	$214,348
Dedicated services	18,202	17,469	17,467	19,707	24,609
Less-than-truckload linehaul services	127,903	112,030	110,467	109,054	124,091
Fuel surcharges	76,238	80,705	57,410	44,876	109,144
Brokerage and logistics services	22,310	18,524	6,798	7,266	13,142
Equipment rental	4,320	3,431	5,288	4,914	5,202
Total operating revenue	$377,715	$388,461	$368,822	$373,051	$490,536

Computational Notes:
(a)	Total operating expenses divided by total operating revenue.
(b)	Shareholders' equity divided by the number of total shares issued less the number of treasury shares (excluding treasury shares held in the Rabbi Trust), all as of year-end.

 ITEM 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our consolidated financial statements and the related notes appearing elsewhere in this report.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those under the heading "Risk Factors" beginning on page nine.  We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

OVERVIEW

Frozen Food Express Industries, Inc. is one of the leading temperature-controlled truckload and less-than-truckload carriers in the United States with core operations in the transport of temperature-controlled products and perishable goods including food, health care and confectionery products. Service is offered in over-the-road and intermodal modes for temperature-controlled truckload and less-than-truckload, as well as dry truckload on a non-dedicated fleet basis. We also provide bulk tank water transportation, brokerage/logistics and dedicated services to our customers.  Generally, we are paid by the mile, the weight or the number of trucks being utilized by our dedicated service customers.  We also derive revenue from fuel surcharges, loading and unloading service charges, equipment detention and other ancillary services.  The main factors that affect our revenue are the rate per mile we receive from our customers, the percentage of miles for which we are compensated and the number of miles we generate with our equipment.  These factors relate to, among other things, the United States economy, inventory levels, the level of truck capacity in the transportation industry and specific customer demand.  We monitor our revenue production primarily through average revenue per truck per week, net of fuel surcharges, revenue-per-hundredweight for our LTL services, empty mile ratio, revenue per loaded (and total) miles, the number of linehaul shipments, loaded miles per shipment and the average weight per shipment.

The Company significantly reduced its operating losses in 2012 when compared to 2011, realizing a $35.6 million decrease in operating expenses and increased revenue in all of services areas except TL linehaul services, which operated with less tractors on average in 2012 versus 2011.  Operating expenses as a percentage of total operating revenue or "operating ratio" improved to 103.5% for the year 2012 compared to 109.8% for the same period in 2011, a 630 basis point improvement.  This was the Company's best operating ratio since 2008.  Compared to 2011, almost all major categories of expenses were lowered in 2012, led by decreases in fuel costs, insurance and claims, salaries, wages and related expense, as well as supplies and maintenance.  For 2012, an increase in revenue equipment rental expense was largely offset with a decrease in depreciation.  However, this improvement was below our target set early in 2012, largely due to sporadic economic trends in the second half of the year within the industry and unexpected increases in new insurance claims.

The Company made significant improvements in almost all areas of its sales and operations in 2012, despite disappointing third and fourth quarters.  After selling its dry-van equipment (both tractors and trailers), the Company began 2012 with 147 fewer tractors available for operations than it began 2011.  Due to the continued success of our FFE Driver Academy, we were able to finish 2012 with 1,807 tractors available for operations, or 151 tractors more than we began the year.  Despite this increase, we averaged 1,531 tractors per week in service for the year, which was 220 tractors, on average per week, less than 2011.  This is reflected in our 17.6%, or $27.6 million, decline in total TL linehaul services revenue for 2012.  Despite this, we were able to grow our LTL revenue by $15.9 million, or 14.2% in 2012.  We believe it is indicative of the quality of our service products that we achieved revenue growth, net of fuel surcharge, in all of our service areas with the exception of TL linehaul services.  Of note, our brokerage and logistics services had its lowest revenue of 2012 in the fourth quarter due to reduced demand for water transport services.  As expected with fewer tractors, the Company had reductions in all expense areas other than revenue equipment rentals in 2012, which was offset by a large decrease in depreciation.  Our claims and insurance expense declined by 38.1% from 2011 to $12.7 million, the lowest level in over ten years.

We continue to emphasize maintaining pricing yields in TL, LTL and other service offerings, including developing our water transport services, which support crude oil drilling operations.  Fiscal 2012 was our first full year of operation in this service offering.  Though a driver shortage continues throughout the industry, our FFE Driver Academy is providing a solid supply of well-trained drivers and has also supported our development of our water transport services.  We remain steadfast in our plan to improve pricing for our services by providing an excellent service product and investing in technology that we anticipate will improve our customer service and shipping efficiencies.  Due to our high service standards, a continuing capacity shortage in the industry and increasing shipping requirements, pricing has been maintained at improved levels throughout 2012.  Fuel surcharges are used to partially offset the higher cost of tractor fuel, but provide minimal offset to higher fuel costs related to our refrigeration units.  Additionally, fuel surcharges do not offset other escalating costs, such as those related to equipment, government regulations, such as the CSA program, or higher driver recruiting and retention costs. Although fuel prices were slightly higher in 2012 compared to the same period last year, fuel surcharge revenue declined $4.5 million compared to 2011 mostly due to the elimination of our dry-van freight services.

Results of Operations

For the year ended December 31, 2012, our total operating revenue decreased by $10.7 million, or 2.8% to $377.7 million from the same period of 2011.  Our total operating revenue, net of fuel surcharges, decreased $6.3 million, or 2.0%, to $301.5 million from $307.8 million in the same period in 2011, primarily due to a $18.0 million decrease in dry-freight revenue and a $9.6 million decline in temperature-controlled truckload revenue that resulted from a reduction in available tractors following the sale of dry van services and other older equipment.  This decrease was partially offset by a $15.9 million increase in our LTL service revenues and a $3.8 million increase in our brokerage and logistics services.  Excluding fuel surcharges, our average revenue per tractor per week increased 9.7%. Total revenue per loaded mile increased 4.9% to $1.70 in the year ended December 31, 2012 compared to $1.62 in the same period of 2011.  Our empty mile ratio increased slightly to 12.2% in 2012 compared to 11.5% in 2011.  Our total truckload linehaul services revenue decreased by $27.6 million, or 17.6%, caused by the shortage of 220 average weekly trucks in service during the year and the sale of dry-freight equipment in the fourth quarter of 2011.  LTL revenue increased 14.2%, in the twelve months ended December 31, 2012 compared to the same period in 2011 due to a 4.7% increase in our average LTL revenue per hundredweight from $13.94 to $14.60 and a 12.2% increase in the number of LTL shipments.  Dedicated revenue increased 4.2% to $18.2 million for 2012 compared to $17.5 million in 2011 primarily due to improved rates as well as an increase in trucks allocated to this service offering.  Brokerage and logistics services revenue increased $3.8 million for the year ended 2012, or 20.4%, compared to the same period of 2011 primarily due to revenue from water hauling and other services provided to customers in the oil field services industry.

The impact of our reduced losses in 2012 attributable to operating expense is primarily influenced by variable costs associated with transporting freight for our customers and fixed costs largely related to salaried operations personnel, facilities and equipment.  Costs that are more variable in nature include fuel expense, driver-related expenses such as wages, benefits, recruitment and training, and owner operator costs, which are recorded under purchased transportation.  Expenses that have both fixed and variable components include maintenance, tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we drive, but also have a controllable component based on safety, fleet age, efficiency and other factors.  Our main fixed costs relate to the acquisition and financing of long-term assets, such as revenue equipment and service centers.  Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors to help us manage our business.  For example, fuel prices fluctuated dramatically and quickly at various times during the last several years.  We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as through volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our service centers.  To help further reduce fuel expense, we manage the maximum rate of speed and, using anti-idling devices on most tractors, monitor tractor engine efficiency through controlling cab temperatures when idle.  In addition, we anticipate new technology that has been deployed will contribute to improved management of out of route miles and other factors that influence fuel costs.

Our operating ratio was 103.5% for the twelve months ended December 31, 2012 compared to 109.8% in the same period of 2011.  Our loss per diluted share was $0.84 in 2012 compared to $2.08 in 2011.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers.  At December 31, 2012, we had $26.2 million borrowed under our credit facility and $28.3 million in stockholders' equity.  In 2012, we added revenue equipment of $12.9 million and recognized a gain of $5.9 million on the disposition of used equipment.  Proceeds from revenue equipment sales were $11.3 million.  These capital expenditures were primarily funded with proceeds from long-term notes payable financed through large capital financing institutions.  We estimate that capital expenditures, net of proceeds from dispositions, should not exceed $3 million in 2013.  During 2012, we also incurred revenue equipment rent of $43.0 million as we lease many of our trucks and trailers.

The following table summarizes and compares the significant components of revenue and presents our operating ratio and revenue per truck per week for each of the years ended December 31:
	(in thousands, except percentage amounts)
Revenue from	2012	2011	2010
Temperature-controlled services	$106,203	$115,813	$117,111
Dry-freight services	22,539	40,489	54,281
Total truckload linehaul services	128,742	156,302	171,392
Dedicated services	18,202	17,469	17,467
Total truckload	146,944	173,771	188,859
Less-than-truckload linehaul services	127,903	112,030	110,467
Fuel surcharges	76,238	80,705	57,410
Brokerage and logistics services	22,310	18,524	6,798
Equipment rental	4,320	3,431	5,288
Total operating revenue	377,715	388,461	368,822

Operating expenses	391,070	426,698	386,492
Loss from operations	$(13,355)	$(38,237)	$(17,670)
Operating ratio (a)	103.5%	109.8%	104.8%

Total truckload revenue	$146,944	$173,771	$188,859
Less-than-truckload linehaul revenue	127,903	112,030	110,467
Total linehaul and dedicated services revenue	$274,847	$285,801	$299,326

Weekly average trucks in service	1,531	1,751	1,782
Revenue per truck per week (b)	$3,433	$3,130	$3,221

Computational notes:
(a)	Operating expenses divided by total operating revenue.
(b)	Average daily revenue times seven divided by weekly average trucks in service.

The following table summarizes and compares selected statistical data relating to our freight operations for each of the years ended December 31:

Truckload	2012	2011	2010
Total linehaul miles (a)	86,186	109,065	126,090
Loaded miles (a)	75,680	96,547	111,537
Empty mile ratio (b)	12.2%	11.5%	11.5%
Linehaul revenue per total mile (c)	$1.49	$1.43	$1.36
Linehaul revenue per loaded mile (d)	$1.70	$1.62	$1.54
Linehaul shipments (a)	82.0	107.6	124.3
Loaded miles per shipment (e)	923	897	897
Less-than-truckload
Hundredweight (a)	8,761	8,038	8,001
Shipments (a)	291.5	259.8	256.5
Linehaul revenue per hundredweight (f)	$14.60	$13.94	$13.81
Linehaul revenue per shipment (g)	$439	$431	$431
Average weight per shipment (h)	3,006	3,094	3,119

Computational notes:
(a)	In thousands.
(b)	Total truckload linehaul miles less truckload loaded miles divided by total truckload linehaul miles.
(c)	Revenue from truckload linehaul services divided by truckload total linehaul miles.
(d)	Revenue from truckload linehaul services divided by truckload loaded miles.
(e)	Total truckload loaded miles divided by number of truckload linehaul shipments.
(f)	LTL revenue divided by LTL hundredweight.
(g)	LTL revenue divided by number of LTL shipments.
(h)	LTL hundredweight times one hundred divided by number of LTL shipments.

The following table summarizes and compares the makeup of our fleets between company-provided tractors and tractors provided by owner-operators as of December 31:

	2012	2011	2010
Total company tractors available for freight operations	1,490	1,390	1,499
Total owner-operator tractors available for freight operations	317	266	304
Total tractors available for freight operations	1,807	1,656	1,803
Total trailers available for freight operations	3,252	3,388	3,503

Comparison of Year Ended December 31, 2012 to Year Ended December 31, 2011

The following table sets forth revenue, operating income, operating ratios and revenue per truck per week and the dollar and percentage changes of each:

Revenue from (a)	2012	2011	Dollar Change 2012 vs. 2011	Percentage Change 2012 vs. 2011
Temperature-controlled services	$106,203	$115,813	$(9,610)	(8.3)%
Dry-freight services	22,539	40,489	(17,950)	(44.3)
Total truckload linehaul services	128,742	156,302	(27,560)	(17.6)
Dedicated services	18,202	17,469	733	4.2
Total truckload	146,944	173,771	(26,827)	(15.4)
Less-than-truckload linehaul services	127,903	112,030	15,873	14.2
Fuel surcharges	76,238	80,705	(4,467)	(5.5)
Brokerage and logistics services	22,310	18,524	3,786	20.4
Equipment rental	4,320	3,431	889	25.9
Total operating revenue	377,715	388,461	(10,746)	(2.8)

Operating expenses	391,070	426,698	(35,628)	(8.3)
Loss from operations	$(13,355)	$(38,237)	$24,882	(65.1)%
Operating ratio (b)	103.5%	109.8%

Total truckload revenue	$146,944	$173,771	$(26,827)	(15.4)%
Less-than-truckload linehaul revenue	127,903	112,030	15,873	14.2
Total linehaul and dedicated services revenue	$274,847	$285,801	$(10,954)	(3.8)%

Weekly average trucks in service	1,531	1,751	(220)	(12.6)%
Revenue per truck per week (c)	$3,433	$3,130	$303	9.7%

Computational notes:
(a)	Revenue and expense amounts are stated in thousands of dollars.
(b)	Operating expenses divided by total revenue.
(c)	Average daily revenue times seven divided by weekly average trucks in service.

Our total operating revenue decreased $10.7 million, or 2.8%, to $377.7 million in the year ended December 31, 2012 compared to $388.5 million in the same period of 2011.  Despite operating with an average of 220, or 12.6%, fewer tractors per week in 2012, our total operating revenue, excluding fuel surcharges, decreased by only $6.3 million, or 2.0%, to $301.5 million compared to $307.8 million in the same period of 2011, due to a 9.7% increase in revenue per truck per week in 2012 versus 2011.

For the year ended December 31, 2012, total truckload revenue, excluding fuel surcharges, decreased $26.8 million, or 15.4%, to $146.9 million from $173.8 million compared to the same period in 2011.  Truckload revenues declined primarily due to a reduction in the average number of trucks in service to 1,531 from 1,751 and a reduction in revenue from dry-freight services compared to the same period in 2011.  The number of total truckload shipments decreased 23.8% in 2012 to 82,000 compared to 107,600 in the same period of 2011.  Even though loaded miles per shipment increased slightly in comparison year-over-year, total and loaded truckload miles decreased by 21.0% and 21.6% respectively, largely due to the 12.6% decline in weekly average trucks in service of 220 trucks.  This reduction is a direct result of the sale of 228 trucks and 415 trailers in the fourth quarter of 2011 in connection with the Company's termination of its dry-van freight services.  Overall, our revenue per loaded mile increased 4.9% to $1.70 from $1.62.

Due to a 4.7% increase in yield, a 12.2% increase in shipments and a total tonnage increase of 9.0%, our LTL revenue increased $15.9 million, or 14.2%, to $127.9 million in the year ended December 31, 2012, compared to $112.0 million in the same period of 2011.  Total weight shipped for the year increased to 876.1 million pounds from 803.8 million pounds in the same period of 2011.  The Company's focus on quality service and increased sales efforts caused our revenue per hundredweight to increase to $14.60 in the year ended December 31, 2012 from $13.94 in the same period of 2011, an increase of 4.7%.

Brokerage and logistics services revenue increased $3.8 million in 2012 as a result of a $13.9 million increase in the oil field services revenue in 2012 compared to 2011.  Fiscal 2012 marked our first full year of providing oil field services, which commenced late in 2011.  The increase in oil field services revenue more than offset the decrease in other brokerage and logistics services, which was largely due to exiting an unprofitable customer relationship early in 2012.

Fuel surcharges represent the cost of fuel that we are able to pass along to our customers based upon changes in the Department of Energy's weekly indices.  Overall fuel surcharge revenue decreased during the twelve months ended December 31, 2012, due to a decline of 20.9 million in loaded (billable) miles and a slight decline in average fuel surcharge rate in the second half of the year due to customer mix versus the same period of 2011.

The following table sets forth for the years indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations, and those items as a percentage of revenue:

	(in thousands) Dollar Change	Percentage Change	Percentage of Revenue
	2012 vs. 2011	2012 vs. 2011	2012	2011
Total operating revenue	$(10,746)	(2.8)%	100.0%	100.0%

Operating Expenses
Salaries, wages and related expenses	(5,501)	(4.6)	30.5	31.1
Purchased transportation	(4,379)	(6.0)	18.1	18.7
Fuel	(13,235)	(14.2)	21.2	24.0
Supplies and maintenance	(3,382)	(6.0)	14.0	14.5
Revenue equipment rent	6,405	17.5	11.4	9.4
Depreciation	(6,268)	(35.3)	3.0	4.6
Communications and utilities	(284)	(6.1)	1.2	1.2
Claims and insurance	(7,828)	(38.1)	3.4	5.3
Operating taxes and licenses	(67)	(1.6)	1.1	1.1
Gain on sale of property and equipment	(151)	2.6	(1.6)	(1.5)
Miscellaneous	(938)	(16.9)	1.2	1.4
Total Operating Expenses	$(35,628)	(8.3)%	103.5%	109.8%

Total operating expenses for the year ended December 31, 2012 decreased $35.6 million, or 8.3%, to $391.1 million compared to $426.7 million in the same period of 2011.  Our operating ratio decreased for the year 2012 to 103.5% from 109.8% in the same period of 2011, as our operating expenses decreased at a higher rate than our revenue.  Contributing to the decrease in operating expenses were lower aggregate costs attributable to fuel, insurance, salaries, wages and related expenses and supplies and maintenance.  All expenditure categories declined, with the exception of revenue equipment rent.  Fuel costs decreased due to reduced trucks, reducing total miles driven, as well as improved fuel efficiency due to our replacement of old tractors with new, more fuel efficient tractors.  This decrease was partially offset by an approximately 3.9% increase in the fuel price per gallon in the year ended December 31, 2012 compared to the same period last year.  Even though overall operating costs declined $35.6 million, or 8.3%, we continue to maintain a strict cost control program as we continue to see increases in costs associated with tires, tractors and trailers.  Our wage rates remained at their previous levels during 2012, and we continue to monitor and control discretionary expenditures.

Salaries, wages and related expenses consist of compensation for our employees, including drivers and non-drivers.  It also includes employee-related costs, including the costs of payroll taxes, work-related injuries, group health insurance and other fringe benefits.  The most variable of the salary, wage and related expenses is driver pay, which is affected by the mix of Company drivers and owner-operators in our fleet as well as in the efficiency of our over-the-road operations.  Overall salaries, wages and related expenses declined $5.5 million or 4.6%.  Driver salaries including per diem costs decreased $2.9 million, or 4.2%, primarily due to a decrease in linehaul miles driven versus 2011.  Non-driver salaries decreased $2.0 million due to the reduction in force implemented in the fourth quarter of 2011.  The reduction in non-driver salaries was offset by a $4.3 million increase in driver wages resulting from growth in water transport services.  Work related injuries continue to be of concern and were the only area in the salaries and wages category that has increased when compared to the same period last year.  This category increased $0.3 million year over year for the twelve months ended December 31, 2012 to $4.0 million, $2.9 million of which is attributable to incidents incurred within the year.  This increase was net of $330,000 expense reduction related to correcting certain self-insurance reserve calculations from prior periods.  Management did not deem the adjustment to be material to the Company's financial statements for any period.  Starting in 2013, we have lowered our deductible for workers' compensation claims generated outside of Texas from $500,000 to $100,000, which will reduce our exposure on non-Texas claims.  We believe this change could lower our overall workers' compensation expense over time.  Our overall non-driving employee count was 693 at the end of the fourth quarter of 2012 compared to 696 at the end of the same period in 2011.

Purchased transportation expense consists of payments to owner-operators for the equipment and services they provide, payments to other motor carriers who handle our brokerage and logistics services and to various railroads for intermodal services.  It also includes fuel surcharges paid to our owner-operators for which we charge our customers.  These expenses are highly variable with revenue and/or the mix of Company drivers versus owner-operators.  Purchased transportation expense decreased $4.4 million, or 6.0%, in 2012 compared to the same period in 2011.  The portion of our purchased transportation connected with LTL services decreased $2.6 million, excluding fuel surcharges, primarily reflecting a 4.0% decrease in the number of owner-operators utilized during the year ended December 31, 2012.  Fuel payments to our owner-operators increased $2.3 million in the year ended December 31, 2012 to $16.1 million. Freight brokerage decreased $3.7 million in 2012 compared to the same period in 2011 due to exiting unprofitable service offerings and shifting our water transport costs from brokered carriers to our own assets.

Fuel expense and fuel taxes decreased $13.2 million, or 14.2%, in the year ended December 31, 2012 to $80.0 million from $93.2 million compared to the same period in 2011.  The decrease was primarily due to a 17.4% decrease in gallons used, as a result of our reduced average tractor count and improved fuel efficiency.  This was partially offset by a 3.9% increase in fuel price per gallon.  We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover a portion of fuel price increases through fuel surcharges and rates to our customers.  Our fuel surcharges apply to tractor fuel burned in loaded miles, but not empty miles, and only minimally apply to fuel used for the refrigeration units.

Supplies and maintenance expenses primarily consist of repairs, maintenance and tires along with load specific expenses including loading/unloading, tolls, pallets, pickup and delivery and recruiting.  Supplies and maintenance costs decreased $3.4 million in the year ended December 31, 2012, or 6.0%, compared to the same period in 2011.  This decrease was primarily driven by a decrease in fleet repairs, maintenance costs and load handling specific expenses, as a result of the renewal of our tractor fleet which resulted in a reduction in the average fleet age to 1.7 years old versus 2.2 years old.  These reductions are net of an increase in other miscellaneous costs that included approximately $2.1 million of costs related to the water transport services.

Total revenue equipment rent increased $6.4 million, or 17.5%, in the year ended December 31, 2012 to $43.0 million from $36.5 million in the same period of 2011 primarily due to an increase in the average number of tractors under lease during 2012 to 1,376 from 1,104 during 2011 and higher equipment prices.  We anticipate that the average cost of equipment will increase as we replace older equipment with new equipment.  Because we expect our ratio of leased equipment versus owned equipment to increase in future periods, we also expect our equipment rent expense to increase.  The increase in revenue equipment rent expense in 2012 was largely offset by a decrease in depreciation expense.  As we begin to generate earnings and positive cash flow, the amount of owned equipment may increase.

Depreciation relates to owned tractors, trailers, communications units, service centers and other assets. Gains or losses on dispositions of revenue equipment are set forth in a separate line item within our statements of operations.  Depreciation expense decreased $6.3 million, or 35.3%, primarily as a result of selling our dry van services related equipment at the end of 2011, as well as other older tractors and trailers during 2012.  Future depreciation expense will also be impacted by our leasing decisions.

Claims and insurance expense consists of the costs of premiums, as well as reserves we make within our self-insured retention program, primarily for personal injury, property damage, physical damage and cargo claims.  These expenses vary and are dependent on the frequency and severity of accidents, our self-insured retention amounts and the insurance market. Claims and insurance costs decreased $7.8 million, or 38.1%, in the year ended December 31, 2012, to $12.7 million from $20.5 million in the same period of 2011.  The decrease was primarily due to a decrease in the quantity and severity of claims and included a $237,000 expense reduction related to correcting certain self-insurance reserve calculations from prior periods.  Management does not deem the adjustment to be material to the Company's financial statements for any period.  For claims incurred prior to June 1, 2012, the Company is responsible for the first $4.0 million on personal injury and property damage liability claims and has excess coverage from $4.0 million to $75.0 million. The Company is self-insured for the first $1 million of all losses.  On June 1, 2012, the Company purchased insurance policies to cover almost all losses greater than $1 million up to $75 million.  The policy purchased to cover the $2 million to $10 million layer of losses contains a self-insured corridor of $1 million, which essentially limits total losses, within the $2 million to $10 million layer, to $1 million in aggregate for any insurance year and means any loss amounts in excess of $3 million on any claims incurred after May 31, 2012, are fully covered for the amount in excess of $3 million up to $75 million.  Our self-insured retention exposes us to the possibility of fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, a claim that approaches the maximum self-insured retention level or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

In 2012, the Company recorded an adjustment that increased gain on sale of property and equipment by $428,000 for the year ended December 31, 2012.  This adjustment was related to the correction of the underlying tire valuation utilized in the calculation of the gain on sale of equipment from prior periods.  Management does not deem the adjustment to be material to the Company's financial statements for any period.

Miscellaneous expenses consist of facility rents, legal fees, audit fees, customer bad debts and other administrative costs.  Miscellaneous expense decreased $0.9 million, or 16.9%, in the year ended December 31, 2012 compared to the same period in 2011 primarily due to a decrease in customer bad debt expense.

The Company's effective tax rate was (1.4)% in the year ended December 31, 2012 compared to 5.5% in the same period of 2011 primarily due to the operating results for the year.  We pay our drivers a per-diem allowance for travel related expenses for which we are only able to deduct 80% for tax purposes.  The difference between our effective tax rate and the federal statutory rate of 35% is primarily attributable to valuation allowances, non-deductible driver related expenses and state income taxes.

As a result of factors described above, our net loss decreased to $15.1 million in the year ended December 31, 2012 compared to a net loss of $36.7 million in the same period of 2011.  Our net loss per share decreased to $0.84 per diluted share from a loss of $2.08 per diluted share in 2011.

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

For the year ended December 31, 2011, total truckload revenue, excluding fuel surcharges, decreased $15.1 million, or 8.0%, to $173.8 million from $188.9 million compared to the same period in 2010.  Truckload revenues declined primarily due to a reduction in the average number of trucks in service to 1,751 from 1,782 and a reduction in revenue from dry-freight services compared to the same period in 2010.  The number of total truckload shipments decreased 13.4% in 2011 to 107,600 compared to 124,300 in the same period of 2010.  Even though loaded miles per shipment remained relatively flat in comparison year-over-year, total and loaded truckload miles decreased by 13.5% and 13.4% respectively, partially due to the 1.7% decline in weekly average trucks in service of 31 trucks.  The decrease in truckload services is partially due to the Company's decision to no longer provide dry-freight services via a dedicated fleet of dry van trailers.  Overall, our revenue per loaded mile increased to $1.62 from $1.54.

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

Total operating expenses for the year ended December 31, 2011 increased $40.2 million, or 10.4%, to $426.7 million compared to $386.5 million in the same period of 2010.  Our operating ratio increased for the year 2011 to 109.8% from 104.8% in the same period of 2010, as our operating expenses increased at a higher rate than our revenue.  As a function of operating ratio, three expense areas had the largest deterioration in year–over-year expense increase: fuel which decreased 4.6 points of operating ratio, supplies and maintenance which decreased 1.5 points of operating ratio and claims and insurance, which decreased 1.8 points of operating ratio decreasing a total of 7.9 points.  Depreciation and miscellaneous expenses collectively decreased the operating ratio 0.4 points, while all other areas improved an aggregate 3.2 operating points. Fuel costs increased primarily due to a 33.6% increase in net price per gallon average for the year.  The increase in supplies and maintenance expense relates to higher maintenance costs related to weather issues throughout 2011 and the increasing amount of aging tractors and trailers in our fleet.  We anticipate we will have all of our out of warranty tractors replaced by the end of the first quarter of 2012 and expect to replace, or retire, the oldest 10 to 12 percent of our trailers by the end of the third quarter of 2012.  Additionally, claims and insurance had a larger than normal impact on our negative results due to settlement of large claims in the third and fourth quarters, all from prior years.

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

Fuel expense and fuel taxes increased $21.6 million, or 30.3%, in the year ended December 31, 2011 to $93.2 million from $71.6 million during the same period in 2010.  The increase was primarily due to a 33.6% increase in net fuel price per gallon.  We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover a portion of fuel price increases through fuel surcharges and rates to our customers.  Our fuel surcharges apply to tractor fuel burned in loaded miles, but not empty miles, and only minimally apply to fuel used for the refrigeration units.

Supplies and maintenance expenses primarily consist of repairs, maintenance and tires along with load specific expenses including loading/unloading, tolls, pallets, pickup and delivery and recruiting.  Supplies and maintenance costs increased $8.5 million in the year ended December 31, 2011, or 17.8%, compared to the same period in 2010.  This increase was primarily driven by an increase in fleet repairs and maintenance costs of $3.6 million due to an increase in the average age of the fleet as full production lines enjoyed by equipment manufacturers inhibited our ability to acquire new equipment on a timely basis, an increase in freight handling costs related to new business in oil field water delivery services of $1.2 million, additional costs of $0.8 million related to the driver academy and recruiting, and $0.8 million related to higher tire prices compared to the same period in 2010.

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

The Company's effective tax benefit rate was 5.5% in the year ended December 31, 2011 compared to 31.8% in the same period of 2010 primarily due to the operating results for the year.  We pay our drivers a per-diem allowance for travel related expenses for which we are only able to deduct 80% for tax purposes.  The difference between our effective tax rate and the federal statutory rate of 35% is primarily attributable to valuation allowances, non-deductible driver related expenses and state income taxes.

As a result of factors described above, our net loss increased to $36.7 million in the year ended December 31, 2011 compared to a net loss of $11.9 million in the same period of 2010.  Our net loss per share increased to $2.08 per diluted share from a loss of $0.69 per diluted share in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers.  Our primary sources of liquidity are funds provided by operations, our secured revolving credit facility and our ability to enter into equipment leases with various financing institutions.  A portion of our tractor fleet is provided by owner-operators who own and operate their own equipment.  We have no capital expenditure requirements relating to those drivers who own their tractors or obtain financing through third parties.  However, to the extent we purchase tractors and extend financing to the owner-operators through our tractor purchase program, we have an associated capital expenditure requirement.

Reducing losses in 2012 by $21.6 million has assisted us in sustaining our liquidity needs.  This reduction helped decrease the Company's use of cash in operating activities by $13.5 million versus 2011.  See Item 8.  Financial Statements and Supplementary Data - Consolidated Statements of Cash Flows on page 41.  Depreciation declined in 2012 versus 2011 due to selling owned assets, consisting mostly of tractors and trailers that were replaced by equipment financed through non-bank debt, capital leases, or operating leases.  Proceeds from the sale of equipment almost completely offset expenditures for equipment we purchased at the end of leases.  This allowed us to reduce our net borrowings from financing activities, versus 2011, by approximately $7.9 million.  Continued reduction of losses and the return to profitability is important for the sustainability of our liquidity needs.  Unless there is a significant and lasting economic downturn in 2013, we anticipate we will be able to achieve positive cash from operating activities, which will allow us to reduce our bank debt, net of any use for capital expenditures.  In order to achieve this improvement, the Company has the following goals for 2013:

Continued increase in revenue from:

•
Continued yield improvement in our core operations.  In 2012, we averaged a 4.9% improvement in revenue per loaded mile for our TL operations and a 4.7% improvement in revenue per hundred weight for our LTL operations.  We expect a similar improvement during 2013.

•
Continued improvement in our truck count through driver increases provided by our FFE Driver Academy, our retention efforts and a modest increase in owner-operators.  In 2012, we increased our tractor count by 151 tractors gradually through the year.  Our 2013 plan is to continue modest growth of our fleet, because of the emphasis on yield, but we expect our average number of tractors in service to approach, if not reach, 2011 levels.

•	Continued growth in our LTL tonnage through increased shipments. LTL shipment counts increased 12.2% in 2012. We anticipate continued improvement of these shipment amounts.
•
Continued growth and diversification in our brokerage and logistics services.  We started 2013 with more than twice as many trucks we had in our water transport services than we had at the beginning of 2012.  If drilling activity is steady, we anticipate this should allow us to show revenue growth in this service for 2013.

Continued cost containment:

•	We expect our costs to increase in 2013 over the prior year, but in line with the expected revenue increases.
•	We expect to hold variable operating costs in line with revenue growth, with improved efficiencies in some areas.
•	Fuel cost will fluctuate with price, as it has in the past, but we expect to see improved fuel economy and to previously offset price swings with our fuel surcharge program.
•	We expect to increase equipment rental costs in line with the growth in our driver work force.
•	We expect fixed and semi-fixed costs should be consistent with 2012.
•
We anticipate additional increase in salaries, wages and related expenses as we reduced our workers' compensation deductible to $100,000 per occurrence in all states except Texas, which required a higher premium.

•	We expect our claims and insurance expenses to increase marginally from 2012, as 2012 was an exceptional year in cost containment.

The Company, with approval from its bank lender, also has the ability to generate additional liquidity through mortgage-based financing related to its owned properties, which are listed under Item 2.

In November 2007, our Board of Directors approved a share repurchase program to repurchase up to 1.3 million shares of our common stock.  This program is intended to be implemented through purchases made in either the open market or through private transactions.  The timing and extent to which we will repurchase shares depends on market conditions, our bank agreement, and other corporate considerations.  We made no open market purchases in 2012 or 2011 and have available approximately 743,100 shares that can be repurchased from that and previous authorizations.  The repurchase program does not have an expiration date.

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

The Company has a secured a committed credit facility with an aggregate maximum availability of $50.0 million that matures in March 2015.  The facility provides for the ongoing working capital needs and general corporate purposes required by the Company.  At December 31, 2012, the borrowing base availability under the credit facility was $46.2 million, $26.2 million was borrowed and $5.4 million of standby letters of credit, which are used primarily for our self-insurance programs and legal matters, were issued.  These reduced the availability under our credit facility to $14.6 million.  The terms of our credit agreement include a $10 million credit availability threshold, which requires the Company to maintain a twelve-month trailing fixed charge coverage ratio of 1.10 to 1.00 should its credit needs require the Company to borrow an amount that would reduce its availability under the facility to less than $10 million.  Though the Company knew it would not exceed the $10 million threshold in 2012, that due to seasonal revenue declines in the winter, the Company anticipated more credit availability would be needed in the first quarter of 2013.  Therefore, on December 19, 2012, the Company executed an amended credit agreement with Bank of America, its agent bank for the lenders under the credit agreement, that reduced the availability threshold to $7.0 million for the remainder of 2012 and all of 2013.

The obligations under the credit facility are guaranteed by our parent company and certain named subsidiaries and secured by a pledge of substantially all of our assets. The obligations shall bear interest (i) if a Base Rate Loan (as defined in the credit facility), at the Base Rate (as defined in the credit facility) in effect from time to time, plus the Applicable Margin (as defined in the credit facility); (ii) if a LIBOR loan, at LIBOR for the applicable interest period, plus the Applicable Margin; and (iii) if any other obligation (including, to the extent permitted by law, interest not paid when due), at the Base Rate in effect from time to time, plus the Applicable Margin for Base Rate Revolver Loans (as defined in the credit facility).  Interest shall accrue from the date the Loan is advanced or the obligation is incurred or payable, until paid by Borrowers.  If a loan is repaid on the same day it is made, one day's interest shall accrue.  We are obligated to comply with certain covenants under the new credit facility.  These covenants provide various guidelines and/or restrictions related to inspections, financial information, notices, insurance, subsidiaries, permitted debt and permitted liens.  It also provides for a fixed charge coverage ratio of 1.10 to 1.00 should the availability on the credit line be less than $7.0 million for three consecutive days or less than $6.5 million for any day.  The fixed charge coverage ratio is equal to the ratio, determined for the Company for the most recent twelve-month period, of (a) EBITDA minus certain capital expenditures and cash taxes paid, to (b) fixed charges, which are equal to the sum of (i) interest expense (other than payment-in-kind), (ii) principal payments made on certain borrowed money, (iii) distributions, interest or dividends on equity interests made and (iv) during certain times, depreciation expenses attributable to certain equipment of the Company based upon a 60-month straight-line depreciation schedule.  EBITDA is the Company's net income, calculated before interest expense, provision for income taxes, depreciation and amortization expense, gains or losses arising from the sale of capital assets, gains arising from the write-up of assets, and any extraordinary gains.  If our borrowing base availability drops below $7.0 million for three consecutive days or $6.5 million for any day, we would not be in compliance with this covenant.  Under this circumstance, should we need to utilize a portion of the remaining availability, we would seek a waiver of this covenant requirement from our bank.  We had $14.6 million in availability at the end of the year and we do not anticipate requesting such a waiver in 2013.

The credit facility calls for the Applicable Margin to be determined by the fixed charge ratio for the end of the quarter prior to the current quarter as defined in the Loan and Security Agreement.  The Applicable Margin table, as determined in the Loan and Security Agreement is shown below.  The Company operated at Level III throughout the majority of 2012 and at Level IV subsequent to entering into the Second Amendment on December 19, 2012.  The Company anticipates that it will continue to operate at Level IV into 2013 but could improve to Level III or Level II depending upon our results of operations in 2013.

Applicable Margin: with respect to any type of loan, the margin set forth below, as determined by the Fixed Charge Coverage Ratio for the last fiscal quarter:

Level	Ratio	Base Rate Revolver Loans (other than Base Rate Equipment Loans)	LIBOR Revolver Loans (other than LIBOR Equipment Loans)	Base Rate Equipment Loans	LIBOR Equipment Loans
I	> 2.00 to 1.00	1.00%	2.00%	1.50%	2.50%
II	> 1.15 to 1.00 and ≤ 2.00 to 1.00	1.25%	2.25%	1.75%	2.75%
III	> 1.00 to 1.00 and ≤1.15 to 1.00	1.50%	2.50%	2.00%	3.00%
IV	≤ 1.00 to 1.00	1.75%	2.75%	2.25%	3.25%

As of December 31, 2012, we were in compliance with the covenants under the credit facility and anticipate our compliance will continue throughout 2013.

In the normal course of business, the Company has entered into various master security agreements and a capital lease agreement as a different option from operating leases to finance the purchase of revenue equipment at more favorable rates.  The master security agreements provide for funding structured as promissory notes.  The Company entered into these master security agreements to finance $22.6 million of revenue equipment.  The effective interest rates on the promissory notes range from 4.4% to 7.9%.  The capital lease obligation for approximately $3.0 million of revenue equipment is structured as a 60 month rental agreement with a fixed price purchase option.  The effective interest rate on the lease is approximately 6.8%.  The capital lease agreement requires us to pay personal property taxes, maintenance and operating expenses. Interest expense related to our notes payable and capital lease obligation for the years ended December 31, 2012 and 2011 was $722,000 and $189,000, respectively.  The future payments due under the notes payable and capital lease agreement are shown in Contractual Obligations within this section of Management's Discussion and Analysis.

Cash Flows

The table below reflects our net cash flows (used in) provided by operating activities, net cash flows provided by (used in) investing activities, net cash flows provided by financing activities and total outstanding long-term debt for the years indicated.

	(in thousands)
	2012	2011	2010
Net cash flows (used in) provided by operating activities	$(13,740)	$(27,212)	$3,984
Net cash flows provided by (used in) investing activities	240	2,018	(12,672)
Net cash flows provided by financing activities	15,359	25,039	6,224
Borrowings under credit facility	26,215	19,888	5,689
Long-term notes payable and capital lease obligations	16,891	8,901	-

For the year ended December 31, 2012, cash flows used in operating activities improved compared to the same period in 2011 mostly due to a $21.6 million reduction in losses in 2012.  Depreciation and amortization was lower in 2012 versus 2011 primarily due to the sales of revenue equipment as a result of the Company's decision to eliminate dry van services in the fourth quarter of 2011.  The provision for losses on accounts receivable was lower in 2012 due largely to lower write-offs and improved aging and collection of accounts receivable.  Deferred income tax expense decreased in 2012 due to the establishment of a full valuation of certain deferred tax assets in the second half of 2011.  Cash flows from changes in accounts receivable improved in 2012 due to reduced receivable balances resulting from improved collections and in part lower revenues resulting from the sale of certain dry van services in the fourth quarter of 2011 and collection of receivables from a customer relationship exited in the first quarter of 2012.  Changes from other current assets improved in 2012 due to a reduction in the balances of equipment held for sale.  Changes from accounts payable decreased primarily as a result of timing of payments for various expenditures and lower purchased transportation liabilities.  The cash flow impact from insurance and claims is due to a combination of settlement and payment of certain claims compared to an increase in the amount of claims established during the same period last year.

The changes in cash flows provided by financing activities were attributable to lower net borrowings in 2012 compared to 2011, as well as a full year of payments on notes payable and capital leases in 2012 compared to a partial year of these payments in 2011.

Contractual Obligations

The following is a summary of our contractual obligations as of December 31, 2012:

	(in thousands)
Contractual Obligations	Total	2013	2014-2015	2016-2017	After 2017
Letters of credit	$5,407	$5,407	$-	$-	$-
Borrowings under credit facility	26,215	-	26,215	-	-
Capital lease obligations, including interest	2,967	555	1,110	1,302	-
Notes payable, including interest	22,158	3,840	6,911	5,384	6,023
Operating lease obligations
Rentals	127,992	43,855	61,124	13,985	9,028
Residual guarantees	29,409	4,979	16,851	7,579	-
	$214,148	$58,636	$112,211	$28,250	$15,051

As of December 31, 2012, we had no purchase obligations which are commitments for equipment replacement.

Off-Balance Sheet Arrangements

As of December 31, 2012, we held 1,552 tractors and 1,994 trailers under operating leases as well as seven service centers with 10,000 square feet or more, with varying termination dates ranging from January 2014 through May 2024 and total obligations of $128.0 million.  Equipment rental expense for the year ended December 31, 2012, 2011 and 2010 was $43.0 million, $36.6 million and $35.8 million, respectively.  In general, the equipment lease renewal terms include month-to-month extensions of the regular lease terms, purchase options at fair market value or an early buy-out option on certain tractor leases.  These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.  As of December 31, 2012, we maintained $5.4 million in standby letters of credit primarily related to self-insured programs and legal matters.  These standby letters of credit allow the Company to self-insure a portion of its insurance exposure.

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

In addition to inflation, fluctuations in fuel prices can affect our profitability.  We require substantial amounts of fuel to operate our tractors and power the temperature-control units on our trailers.  Substantially all of our contracts with customers contain fuel surcharge provisions.  Although we historically have been able to pass through most long-term increases in fuel prices and related taxes to our customers in the form of surcharges and higher rates, such increases usually are not fully recovered due to empty miles and refrigeration unit fuel usage.  Fuel cost related to the refrigeration units is only minimally offset by a fuel surcharge.  We do not currently hedge our exposure to fuel prices through financial derivatives.

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

Property and Equipment.  The transportation industry is capital intensive.  Our net property and equipment was $54.7 million as of December 31, 2012 and $57.8 million as of December 31, 2011.  Our depreciation expense was $11.5 million for the year ended December 31, 2012, which includes $0.4 million related to assets financed under capital leases, and $17.8 million for the year ended December 31, 2011, including $0.2 million related to capital leases.  Depreciation is computed based on the cost of the asset, reduced by its estimated residual value, using the straight-line method for financial reporting purposes.  Accelerated methods are used for income tax reporting purposes.  Additions and improvements to property and equipment are capitalized at cost.  Maintenance and repair expenditures are charged to operations as incurred.  Gains and losses on disposals of revenue equipment are included in operations as they are a normal, recurring component of our operations.  We have minimal risk to the used equipment market as the majority of our tractors have a pre-arranged trade-in value typically at the end of 42 months, which is utilized as the residual value in computing depreciation expense.

Impairment of Assets.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell.  A significant portion of our total assets are concentrated within accounts receivable and property, plant and equipment.  There are several factors that cause the Company to believe that these asset categories, in particular, are not impaired.  As discussed above, accounts receivable are regularly monitored and assessed for collectability.  Any customer accounts that are considered at-risk are reserved in the allowance for doubtful accounts.  Property, plant and equipment, is comprised mostly of land, buildings and improvements; revenue and service equipment; and computers, software and related equipment.  Revenue and service equipment poses relatively little risk of becoming impaired, as the current resale market for such equipment is currently favorable to sellers.  Our computers, software and related equipment are fully utilized for their intended purpose and depreciated over reasonable terms.  We believe the buildings and major improvements in our owned facilities are depreciated well below market value due to the age of the asset with the youngest facility in Atlanta being six years old.

Insurance and claims.  We are self-insured for a portion of losses relating to workers' compensation, auto liability, general liability, cargo and property damage claims, along with employees' health insurance with varying risk retention levels.  We maintain insurance coverage for per-incident occurrences and in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review.  We reserve currently for the estimated cost of the uninsured portion of pending claims.  These reserves are periodically evaluated and adjusted based on our evaluation of the nature and severity of outstanding individual claims and an estimate of future claims development based on historical claims development factors.  The Company accrues for the anticipated legal and other costs to settle the claims currently.  For claims incurred prior to June 1, 2012, the Company is responsible for the first $4.0 million on personal injury and property damage liability claims and has excess coverage from $4.0 million to $75.0 million. The Company is self-insured for the first $1 million of all losses.  On June 1, 2012, the Company purchased insurance policies to cover almost all losses greater than $1 million up to $75 million.  The policy purchased to cover the $2 million to $10 million layer of losses contains a self-insured corridor of $1 million, which essentially limits total losses, within the $2 million to $10 million layer, to $1 million in aggregate for any insurance year and means any loss amounts in excess of $3 million on any claims incurred after May 31, 2012, are fully covered for the amount in excess of $3 million up to $75 million.  Our self-insured retention exposes us to the possibility of fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, a claim that approaches the maximum self-insured retention level or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

Income Taxes.  The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and attributable to operating loss and tax credit carry forwards.  As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes.  These temporary differences result in deferred tax assets and liabilities, which are included in our accompanying consolidated balance sheets.  Deferred tax assets and liabilities are measured using the tax rates enacted by certain tax laws and published guidance expected to apply to taxable income in effect to those years in which the temporary differences are expected to reverse.  To the extent it is determined it is more likely than not  that our deferred tax assets will not be recovered, a valuation allowance must be established for the amount of the deferred tax assets determined not to be realizable.  The determination of whether a deferred tax asset is realizable is based on weighing all available evidence, including both positive and negative evidence.  We believe that our assumptions and estimates are reasonable, although actual results may have a positive or negative material impact on the balances of deferred tax assets and liabilities, valuation allowances or net income.  We will apply judgment to determine the amount of valuation allowance, if any, that would be required in any given period.  We will continue to assess whether we will realize all, part, or none of the deferred tax assets.  Due our operating results for the year ended December 31, 2012, our valuation allowance, which relates to federal and state deferred tax assets, increased to $17.1 million as of December 31, 2012 compared to $12.0 million at December 31, 2011.  The Company's federal net operating loss carry forward balance is approximately $49.9 million at December 31, 2012 and does not begin to expire until 2028.

Recent Accounting Pronouncements

Recently Adopted

 In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"), which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity.  Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 became effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted.  The Company's adoption of ASU 2011-05 on January 1, 2012 did not have a material impact on the Company's consolidated financial statements as it only required a change in the format of the previous presentation.

Recently Issued

We have reviewed other recently issued accounting pronouncements and determined that they do not have a material impact on our consolidated financial statements.

ITEM 7A.   Quantitative and Qualitative Disclosures about Market Risk

We experience various market risks, primarily from commodity prices and interest rates.  These risks have not materially changed between fiscal year 2011 and fiscal year 2012.

Commodity Price Risk

Our operations are heavily dependent upon fuel prices.  The price and availability can vary and are subject to political, economic and market factors that are beyond our control.  Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition; however, historically, we have been able to recover a portion of diesel fuel price increases from customers in the form of fuel surcharges.  Fuel prices have fluctuated greatly in recent years. In some periods, our operating performance was affected because we were not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharges.  We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases.  We do not currently enter into derivative hedging arrangements that protect us against fuel price increases.  Given the volatility in fuel prices and the impact fuel surcharge revenues have on total operating revenue, we often refer to "total operating revenue excluding fuel surcharges" to provide a more consistent basis for comparison of operating revenue without the impact of fluctuating fuel prices.  A 5% increase in the net price per gallon would result in increased fuel costs of approximately $4.0 million, the majority of which we anticipate will be offset by fuel surcharges.

Interest Rate Risk

Our market risk is also affected by changes in interest rates.  We have historically maintained a combination of fixed rate and variable rate obligations to manage our interest rate exposure.  Fixed rates are generally maintained within our lease obligations while variable rates are contained within our credit facility.

We are exposed to interest rate risk primarily from our credit facility.  Our credit facility provides for borrowings that bear interest based on LIBOR, plus a certain percentage.  At December 31, 2012 there was $26.2 million outstanding under our current credit facility compared to $19.9 million outstanding at the same period of 2011.

The Company has entered into various master security agreements and a capital lease agreement to finance the purchase of revenue equipment at more favorable fixed rates than through off-balance sheet operating leases.  We are not exposed to interest rate risk related to these agreements as the interest rates are fixed.

As of December 31, 2012, we held no market-risk-sensitive instruments for trading purposes.  For purposes other than trading, we held approximately 111,000 shares of our common stock at a value of $0.7 million in a Rabbi Trust investment. Our consolidated financial statements include the assets and liabilities of the Rabbi Trust established to hold the investments of participants in our 401(k) Wrap Plan and for deferred compensation liabilities under our Executive Bonus and Phantom Stock Plan.  Such liabilities are adjusted from time to time to reflect changes in the market price of our common stock.  To the extent the trust assets are invested in our stock, our future compensation expense and income will be impacted by fluctuations in the market price of our stock.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Frozen Food Express Industries, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Frozen Food Express Industries, Inc. (a Texas corporation) and subsidiaries (the "Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Frozen Food Express Industries, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP
Dallas, Texas
March 19, 2013

Frozen Food Express Industries, Inc. and Subsidiaries Consolidated Balance Sheets December 31, (in thousands)
Assets	2012	2011
Current assets
Cash and cash equivalents	$2,907	$1,048
Accounts receivable, net	40,069	43,450
Tires on equipment in use, net	8,176	5,968
Equipment held for sale	832	3,437
Other current assets	7,840	7,868
Total current assets	59,824	61,771

Property and equipment, net	54,680	57,757
Deferred income taxes	3,039	1,009
Other assets	6,096	5,867
Total assets	$123,639	$126,404

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$26,178	$30,339
Insurance and claims accruals	10,033	10,667
Accrued payroll and deferred compensation	3,951	4,047
Accrued liabilities	1,429	1,251
Current maturities of notes payable and capital lease obligations	3,040	1,936
Deferred income taxes	2,727	690
Total current liabilities	47,358	48,930

Long-term debt	26,215	19,888
Long-term notes payable and capital lease obligations	16,891	8,901
Insurance and claims accruals	4,904	5,783
Total liabilities	95,368	83,502

Shareholders' equity
Common stock, $1.50 par value per share; 75,000 shares authorized;
18,572 shares issued	27,858	27,858
Additional paid-in capital	1,165	427
Accumulated other comprehensive loss	(79)	(67)
Retained earnings	6,516	21,572
Total common shareholders' equity	35,460	49,790
Treasury stock (1,026 and 980 shares), at cost	(7,189)	(6,888)
Total shareholders' equity	28,271	42,902
Total liabilities and shareholders' equity	$123,639	$126,404

See accompanying notes to consolidated financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries Consolidated Statements of Operations Years ended December 31, (in thousands, except per share amounts)
	2012	2011	2010
Total operating revenue	$377,715	$388,461	$368,822
Operating expenses
Salaries, wages and related expenses	115,333	120,834	117,134
Purchased transportation	68,303	72,682	72,297
Fuel	79,982	93,217	71,566
Supplies and maintenance	53,028	56,410	47,886
Revenue equipment rent	42,995	36,590	35,847
Depreciation	11,513	17,781	16,322
Communications and utilities	4,398	4,682	4,975
Claims and insurance	12,725	20,553	13,017
Operating taxes and licenses	4,083	4,150	4,162
Gain on sale of property and equipment	(5,892)	(5,741)	(1,103)
Miscellaneous	4,602	5,540	4,389
Total operating expenses	391,070	426,698	386,492
Loss from operations	(13,355)	(38,237)	(17,670)

Interest and other (income) expense
Interest income	-	-	(32)
Interest expense	1,649	844	470
Equity in earnings of limited partnership	(868)	(914)	(816)
Life insurance and other	717	621	209
Total interest and other (income) expense	1,498	551	(169)
Loss before income taxes	(14,853)	(38,788)	(17,501)
Income tax expense (benefit)	203	(2,118)	(5,571)
Net loss	$(15,056)	$(36,670)	$(11,930)

Net loss per share of common stock
Basic	$(0.84)	$(2.08)	$(0.69)
Diluted	$(0.84)	$(2.08)	$(0.69)
Weighted average shares outstanding
Basic	17,852	17,589	17,275
Diluted	17,852	17,589	17,275

See accompanying notes to consolidated financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries Consolidated Statements of Comprehensive Income Years ended December 31, (in thousands)
	2012	2011	2010
Net loss	$(15,056)	$(36,670)	$(11,930)
Other comprehensive loss:
Change in postretirement benefits transition obligation	(12)	(67)	-
Total other comprehensive loss	(12)	(67)	-
Comprehensive loss	$(15,068)	$(36,737)	$(11,930)

See accompanying notes to consolidated financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries Consolidated Statements of Cash Flows Years ended December 31, (in thousands)
	2012	2011	2010
Cash flows from operating activities
Net loss	$(15,056)	$(36,670)	$(11,930)
Non-cash items included in net loss
Gain on sale of property and equipment	(5,892)	(5,741)	(1,103)
Depreciation and amortization	14,555	22,078	20,151
Provision for losses on accounts receivable	(279)	1,081	918
Deferred income taxes	7	(2,322)	(5,474)
Deferred compensation	387	316	989
Equity in earnings of limited partnership	(868)	(914)	(816)
Changes in operating assets and liabilities
Accounts receivable	3,660	(2,610)	(1,521)
Tires on equipment in use	(5,044)	(4,254)	(4,004)
Other current assets	333	(2,510)	6,607
Other assets	39	(1,495)	(451)
Accounts payable	(4,161)	3,303	4,612
Insurance and claims accruals	(1,513)	2,380	(3,423)
Accrued liabilities, payroll and other	92	146	(571)
Net cash (used in) provided by operating activities	(13,740)	(27,212)	3,984

Cash flows from investing activities
Expenditures for property and equipment	(13,482)	(22,118)	(20,858)
Proceeds from sale of property and equipment	13,357	22,540	7,094
Cash distributions from investment	365	1,596	1,016
Other	-	-	76
Net cash provided by (used in) investing activities	240	2,018	(12,672)

Cash flows from financing activities
Proceeds from borrowings under credit facility	93,210	118,501	51,026
Payments against borrowings under credit facility	(86,883)	(104,302)	(45,337)
Proceeds from notes payable and capital lease obligations	11,126	11,453	-
Repayments of notes payable and capital lease obligations	(2,032)	(616)	-
Income tax (expense) benefit of stock-based awards	(57)	33	(60)
Proceeds from capital stock transactions	-	22	671
Purchases of treasury stock	(5)	(52)	(76)
Net cash provided by financing activities	15,359	25,039	6,224
Net increase (decrease) in cash and cash equivalents	1,859	(155)	(2,464)
Cash and cash equivalents at beginning of year	1,048	1,203	3,667
Cash and cash equivalents at end of year	$2,907	$1,048	$1,203

Supplemental disclosure of cash flow information:
Interest paid	$792	$552	$58
Stock options	$-	$582	$-

See accompanying notes to consolidated financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries Consolidated Statements of Shareholders' Equity Three years ended December 31, 2012 (in thousands)
	Common Stock		Additional
	Shares	Par	Paid-in	Retained	Accumulated Other	Treasury Stock
	Issued	Value	Capital	Earnings	Comprehensive Loss	Shares	Cost	Total
January 1, 2010	18,572	$27,858	$2,923	$70,172	$-	1,477	$(11,218)	$89,735
Net loss	-	-	-	(11,930)	-	-	-	(11,930)
Treasury stock reacquired	-	-	-	-	-	21	(76)	(76)
Retirement plans	-	-	(12)	-	-	(1)	4	(8)
Exercise of stock options	-	-	(1,146)	-	-	(241)	1,817	671
Restricted stock	-	-	(352)	-	-	(110)	829	477
Tax expense of stock-based awards	-	-	(60)	-	-	-	-	(60)
December 31, 2010	18,572	27,858	1,353	58,242	-	1,146	(8,644)	78,809
Net loss	-	-	-	(36,670)	-	-	-	(36,670)
Treasury stock reacquired	-	-	-	-	-	168	(634)	(634)
Retirement plans	-	-	(62)	-	(67)	(14)	104	(25)
Exercise of stock options	-	-	(1,362)	-	-	(278)	1,966	604
Restricted stock	-	-	465	-	-	(42)	320	785
Tax benefit of stock-based awards	-	-	33	-	-	-	-	33
December 31, 2011	18,572	27,858	427	21,572	(67)	980	(6,888)	42,902
Net loss	-	-	-	(15,056)	-	-	-	(15,056)
Treasury stock reacquired	-	-	-	-	-	4	(5)	(5)
Retirement plans	-	-	220	-	(12)	41	(287)	(79)
Restricted stock	-	-	575	-	-	1	(9)	566
Tax expense of stock-based awards	-	-	(57)	-	-	-	-	(57)
December 31, 2012	18,572	$27,858	$1,165	$6,516	$(79)	1,026	$(7,189)	$28,271

See accompanying notes to consolidated financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

Nature of business:  Frozen Food Express Industries, Inc. is one of the leading temperature-controlled truckload and less-than-truckload carriers in the United States with core operations in the transport of temperature-controlled products and perishable goods, which include food, health care and confectionary products.  The Company operates in one business segment, motor carrier operations qualified by the aggregation criteria under accounting principles generally accepted in the United States of America ("US GAAP") Accounting Standards Codification ("ASC") 280, Segment Reporting.  Truckload, LTL and dedicated services are offered utilizing similar equipment under similar economic characteristics and servicing similar type of customers.  The Company also provides brokerage logistics services to our customers which include our water transportation service.

Principles of consolidation:  The accompanying consolidated financial statements include Frozen Food Express Industries, Inc., a Texas corporation, and our subsidiary companies, all of which are wholly-owned (collectively, the "Company").  Intercompany balances and transactions have been eliminated in consolidation.

Cash equivalents:  The Company considers all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents.  The carrying amount reported on the consolidated balance sheets approximate fair value.  The Company's cash and cash equivalents at commercial banking institutions normally exceed federally insured limits.

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

Tires on equipment in use, net:  The Company capitalizes the original cost of tires purchased with vehicles and replacement tires as a current asset.  Amortization is calculated on a per-mile basis, less an estimated residual value.  Amortization of tires, which was $2.8 million, $4.3 million and $3.6 million in 2012, 2011 and 2010, respectively, is included in the consolidated statements of operations as a component of supplies and maintenance.  It is computed on a per-mile basis based upon the expected life of the tires.  The number of miles over which a tire is amortized depends on a variety of factors, including but not limited to the type of tire involved (recap or original tread) and the position of the tire (steering, tractor drive, axle or trailer).  Steering tires tend to be shorter-lived (75,000 to 100,000 miles) than original tread drive-axle (100,000 to 150,000 miles) or original tread trailer tires (125,000 to 150,000 miles).  Recaps generally have a service life of about two-thirds as many miles as the similarly-positioned original tread tires.  For safety reasons, we do not utilize recaps as steering tires.

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

Insurance and claims accruals:  We are self-insured for a portion of losses relating to workers' compensation, auto liability, general liability, cargo and property damage claims, along with employees' health insurance with varying risk retention levels.  We maintain insurance coverage for per-incident occurrences and in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review.  We reserve currently for the estimated cost of the uninsured portion of pending claims.  These reserves are periodically evaluated and adjusted based on our evaluation of the nature and severity of outstanding individual claims and an estimate of future claims development based on historical claims development factors.  The Company accrues for the anticipated legal and other costs to settle the claims currently.  For claims incurred prior to June 1, 2012, the Company is responsible for the first $4.0 million on personal injury and property damage liability claims and has excess coverage from $4.0 million to $75.0 million. The Company is self-insured for the first $1 million of all losses.  On June 1, 2012, the Company purchased insurance policies to cover almost all losses greater than $1 million up to $75 million.  The policy purchased to cover the $2 million to $10 million layer of losses contains a self-insured corridor of $1 million, which essentially limits total losses, within the $2 million to $10 million layer, to $1 million in aggregate for any insurance year and means any loss amounts in excess of $3 million on any claims incurred after May 31, 2012, are fully covered for the amount in excess of $3 million up to $75 million.  The reserves also include an estimate for claims incurred but not reported.  We accrue for the anticipated legal and other costs to settle the claims.  Under agreements with our insurance carriers and regulatory authorities, we had $5.0 million at December 31, 2012, in standby letters of credit to guarantee settlement of claims.  In 2012, the Company recorded adjustments decreasing the loss from operations by $567,000 for the year ended December 31, 2012.  These adjustments related to correcting certain self-insurance reserve calculations during prior periods.  Management does not believe that the adjustments were material to the Company's financial statements for any period.

Income taxes:  Income taxes are accounted for in accordance with US GAAP.  The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and attributable to operating loss and tax credit carry forwards.  As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes.  These temporary differences result in deferred tax assets and liabilities, which are included in our accompanying consolidated balance sheets.  Deferred tax assets and liabilities are measured using the tax rates enacted by certain tax laws and published guidance expected to apply to taxable income in effect to those years in which the temporary differences are expected to reverse.  To the extent it is determined it is more likely than not  that our deferred tax assets will not be recovered, a valuation allowance must be established for the amount of the deferred tax assets determined not to be realizable.  The determination of whether a deferred tax asset is realizable is based on weighing all available evidence, including both positive and negative evidence.  We believe that our assumptions and estimates are reasonable, although actual results may have a positive or negative material impact on the balances of deferred tax assets and liabilities, valuation allowances or net income.  We will apply judgment to determine the amount of valuation allowance, if any, that would be required in any given period.  We will continue to assess whether we will realize all, part, or none of the deferred tax assets.  Due to our operating results for the year ended December 31, 2012, our valuation allowance, which relates to federal and state deferred tax assets, was increased to $17.1 million as of December 31, 2012 compared to $12.0 million at December 31, 2011.  The Company's federal net operating loss carry forward balance is approximately $49.9 million at December 31, 2012 and does not begin to expire until 2028.

Revenue recognition:  Revenue and associated direct operating expenses are recognized on the date freight is picked up from the shipper.  One of the preferable methods outlined in accounting principles generally accepted in the United States of America ("US GAAP") provides for the recognition of revenue and direct costs when the shipment is completed.  Changing to this method would not have a material impact on the quarterly or annual financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

We are the sole obligor with respect to the performance of our freight services provided by owner-operators or through our brokerage business and we assume all related credit risk.  Accordingly, our revenue and the related direct expenses are recognized on a gross basis on the date the freight is picked up from the shipper.  Revenue from equipment rental is recognized ratably over the term of the associated rental agreements.

Gain on sale of property and equipment:  The Company recorded gains on sale of property and equipment of $5.9 million, $5.7 million and $1.1 million in the years, 2012, 2011 and 2010, respectively.  The Company realized higher gains on sale of property and equipment in 2011 due to the sale of 421 tractors and 447 trailers in the fourth quarter of 2011 as it chose to cease providing dry van service to its customers.  This accounted for $4.5 million of the 2011 gain on sale.  In 2012 the Company realized higher gains on sale of property and equipment due to an improved overall market for used equipment when it sold its tractors and trailers as a normal course of business and due to the sale of an owned facility in Avenel, New Jersey in the first quarter of 2012 which accounted for $678,000 in gain on sale.  Additionally, in 2012, the Company recorded adjustments that increased the gain on sale and decreased the loss from operations by $428,000 for the year ended December 31, 2012.  These adjustments related to correcting the calculations of the gains on sale of equipment for tire salvage values during prior periods.  Management does not believe that the adjustments were material to the Company's financial statements for any period.

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

Use of estimates:  The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in the consolidated financial statements.  A significant degree of judgment is required in the estimates related to the collectability of accounts receivable, impairment of assets and reserves for risk-related items such as workers' injury claims, auto liability, general liability, cargo and property damage claims and employees' health insurance.  Ultimate results could differ from those estimates.

2.  Accounts receivable, net

Accounts receivable are shown net of an allowance for doubtful accounts that we anticipate will not be paid by our customers.  A summary of the allowance activity for the years ended December 31 is as follows:

	(in thousands)
	2012	2011	2010
Balance at beginning of year	$2,644	$2,152	$1,943
Provision for losses	(279)	1,081	918
Write-offs, net of recoveries	(800)	(589)	(709)
Balance at end of year	$1,565	$2,644	$2,152

3.  Equipment held for sale

Revenue equipment categorized as equipment held for sale on the Consolidated Balance Sheet at December 31, 2012 and 2011 totaled $0.8 million and $3.4 million, respectively.  Equipment held for sale is no longer subject to depreciation, and are recorded at the lower of depreciated carrying value or fair market value less selling costs.  We expect to sell these assets by the end of the first quarter in 2013.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

4.  Other current assets

Other current assets consist primarily of prepayments of items such as taxes and licenses, insurance and prepaid rent.  It also includes inventories and other amounts owed to the Company.  As of December 31, other current assets consist of the following:
	(in thousands)
	2012	2011
Due from equipment sales	$841	$2,197
Income tax receivable	-	514
Other prepaid taxes	1,306	1,240
Prepaid insurance	1,374	913
Prepaid rent	442	327
Prepaid licenses and permits	1,519	1,543
Inventory and other	2,358	1,134
Other current assets	$7,840	$7,868

5.  Property and equipment, net

Property and equipment, net are shown at historical cost and as of December 31, consist of the following:

	(in thousands)
	2012	2011
Land	$2,920	$3,495
Buildings and improvements	20,421	21,286
Revenue equipment	69,770	67,704
Service equipment	27,847	27,456
Computers, software and related equipment	28,737	28,524
Work in progress	245	355
	149,940	148,820
Less accumulated depreciation	(95,260)	(91,063)
Property and equipment, net	$54,680	$57,757

Included in revenue equipment is $3.0 million of property and equipment recorded as assets financed under capital leases.  Amortization of assets financed under capital leases was recorded under depreciation expense on the Consolidated Statements of Operations.  For the years ended December 31, 2012 and 2011, $0.4 million, and $0.2 million, respectively, were included in depreciation expense related to these assets financed under capital leases.  There were no assets financed under capital leases prior to 2011 in our financial statements.

6.  Long-term debt

Long-term debt as of December 31, consisted of the following:
	(in thousands)
	2012	2011
Borrowings under credit facility	$26,215	$19,888
Notes payable	17,441	7,989
Capitalized lease obligations	2,490	2,848
Total long-term debt	46,146	30,725
Less: Current maturities	(3,040)	(1,936)
Total maturities due after one year	$43,106	$28,789

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

As of December 31, 2012, the Company had a secured committed credit facility with an aggregate availability of $50.0 million that matures in March 2015.  At December 31, 2012, borrowing base availability under the credit facility was $46.2 million, $26.2 million was borrowed and $5.4 million of standby letters of credit, which are used primarily for our self-insurance programs and legal matters, were issued.  This reduced the availability under our credit facility to $14.6 million.  As of December 31, 2012 loans outstanding under the credit facility were categorized as either LIBOR loans, which had an interest rate of 2.8%, or bank base rate loans which had an interest rate of 4.8%.  Interest expense on the Credit Facility for the year ended December 31, 2012, 2011 and 2010 was $774,000, $577,000 and $58,000, respectively.

The obligations under the credit facility are guaranteed by Frozen Food Express Industries, Inc. and certain named subsidiaries and secured by a pledge of substantially all of our assets.  The obligations bear interest at either (i) the Base Rate, which for any day is a per annum rate equal to the greater of (a) the Prime Rate for such day; (b) the Federal Funds Rate for such day, plus 0.50%; or (c) LIBOR for a 30 day interest period as determined on such day, plus 1.0%, plus the Applicable Margin; or (ii) at LIBOR for the applicable interest period, plus the Applicable Margin; and (iii) if any other obligation (including, to the extent permitted by law, interest not paid when due), at the Base Rate in effect from time to time, plus the Applicable Margin for Base Rate Revolver Loans (as defined in the credit facility).  Interest shall accrue from the date the loan is advanced or the obligation is incurred or payable, until paid by the borrowers.  If a loan is repaid on the same day made, one day's interest shall accrue.  We are obligated to comply with certain covenants under the credit facility.  The Company was in compliance with all debt covenants as of December 31, 2012.

In the normal course of business, the Company has entered into various master security agreements and a capital lease agreement to finance the purchase of revenue equipment at more favorable rates than through off-balance sheet operating leases. The master security agreements provide for funding structured as promissory notes.  The Company entered into these master security agreements to finance the purchase of $22.6 million of revenue equipment.  The effective interest rates on the promissory notes range from 4.4% to 7.9%.  The capital lease obligation for approximately $3.0 million of revenue equipment is structured as a 60 month rental agreement with a fixed price purchase option.  The effective interest rate on the lease is approximately 6.8%.  The capital lease agreement requires us to pay personal property taxes, maintenance, and operating expenses. Interest expense related to our notes payable and capital lease obligation for the years ended December 31, 2012 and 2011 was $722,000 and $189,000, respectively.  There were no notes payable or capital lease obligations in 2010.

As of December 31, 2012, aggregate maturities of long-term debt are as follows:

(in thousands)
2013	2014	2015		2016	2017	Thereafter	Total
$3,040	$3,148	$29,040	(a)	$4,209	$1,305	$5,404	$46,146

(a)	$26.2 million of this amount represents borrowings under our credit facility, which matures March 2015.

7.  Income Taxes

The components of the income tax expense (benefit) for the years ended December 31, consist of the following:

	(in thousands)
Current:	2012	2011	2010
Federal	$-	$-	$158
State	196	204	247
Deferred:
Federal	-	(1,249)	(5,545)
State	7	(1,073)	(431)
Total expense (benefit)	$203	$(2,118)	$(5,571)

State income tax is presented net of the related federal tax benefit or provision.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Reconciliation between the statutory tax rate and the effective tax rate for the years ended December 31, is as follows:

	(in thousands)
	2012	2011	2010
Income tax benefit at statutory federal rate	$(5,199)	$(13,576)	$(6,125)
Federal income tax effects of:
Non-deductible driver per-diem payments	397	438	752
Non-taxable life insurance transactions	(15)	(75)	(10)
State income taxes and other	(167)	(907)	(188)
Valuation allowance	5,187	12,002	-
Total expense (benefit)	$203	$(2,118)	$(5,571)
Effective tax rate	(1.4)%	5.5%	31.8%

For 2012, our effective tax rate was (1.4)%, as compared to 5.5% in 2011, and 31.8% in 2010.  Our effective tax rate differs from federal and state statutory rates because of taxable and non-taxable components of our pre-tax income.  Non-deductible items consist primarily of certain expenses incurred by our employee-drivers in the course of their duties.  We believe that our assumptions and estimates are reasonable, although actual results may have a positive or negative material impact on the balances of deferred tax assets and liabilities, valuation allowances or net income.  We will apply judgment to determine the amount of valuation allowance, if any, that would be required in any given period.  We will continue to assess whether we will realize all, part, or none of the deferred tax assets.  Due to cumulative losses and our operating results for the year ended December 31, 2012, our valuation allowance, which relates to federal and state deferred tax assets, was increased to $17.1 million as of December 31, 2012.  The remaining net deferred tax assets relate to indefinite lived credits and credits that are being utilized on an annual basis.  As of December 31, 2012 and 2011, our deferred tax assets and liabilities consisted of the following:

	(in thousands)
Deferred tax assets:	2012	2011
Insurance claims accruals	$5,754	$6,096
Allowance for bad debts	631	1,016
Capital lease obligations	829	1,033
Deferred compensation	403	388
Federal and state net operating loss carry forwards	20,623	15,399
Other	1,273	1,350
Gross deferred tax assets	29,513	25,282
Valuation allowance	(17,077)	(12,002)
Total deferred tax assets	12,436	13,280

Deferred tax liabilities:
Capital lease obligations	(780)	(1,034)
Depreciation	(7,084)	(8,687)
Prepaid expenses	(4,260)	(3,240)
Total deferred tax liabilities	(12,124)	(12,961)
Net deferred tax assets (liabilities)	$312	$319

During 2012, there were exercises or lapses in stock options that resulted in tax deductions that were $112,000 less than the previously recorded deferred tax assets.  These shortfalls would generally be recorded through income tax expense. However, due to the full valuation allowance, there was no income statement impact.  The deferred tax assets were reduced with a corresponding reduction in the valuation allowance through a reclassification on the balance sheet in accordance with ASC 718-740-35-5.
Tax refunds were $496,000, $79,000 and $4.8 million for 2012, 2011 and 2010, respectively.  Taxes paid were $231,000, $236,000, and $397,000 in 2012, 2011, and 2010, respectively.  Federal gross operating loss carry forwards of $49.9 million will begin to expire in 2028.

We generated significant taxable income and paid significant federal income taxes during 2004 and 2005.  The U.S. Worker, Homeownership, and Business Assistance Act of 2009 allowed us to "carry back" our 2009 net operating loss to offset the taxes we incurred and paid for these years.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Exercises of stock options that generate tax deductions in excess of previously recorded deferred tax assets result in a "windfall".  Although these excess deductions or "windfalls" result in net operating tax loss carry forwards per the Company's federal and state returns, the additional tax benefit is not allowed until the deduction reduces actual taxes payable.  At December 31, 2012, windfall tax benefits included in net operating loss carry forwards per the tax return but not reflected in deferred tax assets are $111,000.

Under US GAAP for accounting for uncertainty in income taxes, the Company has analyzed filing positions in its federal tax returns for all open years.  The open periods subject to examination for its federal returns are 2009, 2010 and 2011.  During 2012, the Internal Revenue Service examined the 2010 federal tax return.  The auditor performing the examination issued a "No Change" letter indicating there would be no adjustments to the 2010 return as a result of the examination.  The Company also files tax returns in numerous state jurisdictions with varying statutes of limitations.  The Company's policy is to recognize interest related to unrecognized tax benefits and penalties as other miscellaneous expenses.

8.  Loss per common share

Basic and diluted loss per common share was computed as follows:

	(in thousands, except per share amounts)
	2012	2011	2010
Numerator:
Net loss	$(15,056)	$(36,670)	$(11,930)

Denominator:
Basic – weighted-average shares	17,852	17,589	17,275
Effect of dilutive stock options	-	-	-
Diluted – weighted-average shares	17,852	17,589	17,275

Basic loss per common share	$(0.84)	$(2.08)	$(0.69)
Diluted loss per common share	$(0.84)	$(2.08)	$(0.69)

Options totaling 365,000, 431,000 and 549,000 shares were outstanding but were not included in the calculation of diluted earnings per share for 2012, 2011 and 2010, respectively, as their exercise prices were greater than the average market price of the common shares.  The Company excluded all common stock equivalents in 2012, 2011, and 2010 as their effect was anti-dilutive due to the net loss.

9.  Employee benefits

Stock Incentive Plans –  Under our 2005 Stock Incentive Plan (the "2005 Plan"), our employees may be awarded stock options, restricted stock units, performance share awards, and stock appreciation rights.  Stock options issued to employees expire within 10 years after the date of grant, and the exercise price must be at least the par value of the Company's stock or the fair market value of the stock on the date of grant.  The Company did not issue any stock options in 2012, 2011 and 2010.  During 2012, 2011 and 2010, the Company received $0, $22,000 and $645,000 for stock options exercised, respectively.  There were no stock options settled for cash in 2012, 2011 or 2010.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

Restricted stock awards are grants of the Company's stock to eligible individuals including non-employee directors for which the vesting period ranges from three to five years.  Shares are awarded upon the non-employee director's initial appointment or election to the Board.  Upon the reelection of any non-employee director to the Board, such individual shall be eligible to receive an award of restricted stock under this plan.  During 2012, 2011 and 2010, the Company issued restricted stock awards to employees of approximately 129,000, 84,000, and 100,000 with a value of $159,000, $320,000 and $310,000, respectively.  During 2012, 2011 and 2010, the Company issued 124,000, 53,000 and 28,000 shares with a market value of $174,000, $196,000 and $102,000, respectively, to non-employee directors.  The fair market value of the shares granted was based on the market closing price on grant date and is recognized in the consolidated statements of operations as the awards vest.  Stock units and performance share awards are the grant of a right to receive shares of the Company's stock in the future, which is contingent on the achievement of performance or other objectives.  No stock units or performance share awards are outstanding at the end of 2012.  Stock appreciation rights allow the individual to receive the difference between the fair market value of the Company's stock at time of exercise and the fair market value of the Company's stock on the date of grant.  There are no outstanding stock appreciation rights at the end of 2012, 2011, and 2010.

The following table summarizes information regarding stock options for the years ended December 31:

	(in thousands, except price and periodic amounts)
	2012	2011	2010
Options outstanding at beginning of year	448	897	1,172
Exercised	-	(278)	(241)
Forfeited	(101)	(171)	(34)
Options outstanding at end of year	347	448	897
Year-end weighted average remaining life of options (years)	2.2	3.0	4.3
Options available for future grants	767	575	406
Weighted average price of options:
Exercised during year	$-	$2.17	$2.79
Forfeited during year	$6.34	$9.16	$8.07
Outstanding at end of year	$8.46	$7.98	$6.40
Exercisable at end of year	$8.46	$8.01	$6.41

Intrinsic value - options outstanding at end of year	$-	$-	$423
Intrinsic value - options exercisable at end of year	$-	$-	$420

As of December 31, 2012, substantially all of our options were exercisable.  The range of prices and certain other information about our stock options as of December 31, 2012 is presented in the following table:

	Options Priced Between
	$1.50-$5.00	$5.01-$8.00	$8.01-$12.00	Total
Number of options outstanding (in thousands)	58	67	222	347
Weighted average remaining contractual life (years)	0.4	1.3	2.9	2.2
Weighted average exercise price	$2.32	$6.64	$10.60	$8.46

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

The following table summarizes information regarding restricted stock shares for the years ended December 31:

	(in thousands, except shares and value per share)
Restricted Stock	2012	2011	2010
Outstanding shares at beginning of year	368,196	375,681	374,348
Issued	253,400	137,001	127,640
Forfeited	(1,000)	(14,800)	(17,834)
Vested	(138,749)	(129,686)	(108,473)
Outstanding shares at end of year	481,847	368,196	375,681

Fair market value of restricted stock
Outstanding at beginning of year	$1,328	$1,330	$1,468
Issued	326	525	412
Forfeited	(4)	(53)	(73)
Vested	(497)	(474)	(477)
Outstanding at end of year	$1,153	$1,328	$1,330

Weighted average value per share
Outstanding at beginning of year	$3.61	$3.54	$3.93
Issued	$1.29	$3.83	$3.23
Forfeited	$4.00	$3.56	$4.10
Vested	$3.58	$3.65	$4.40
Outstanding at end of year	$2.39	$3.61	$3.54

The compensation expense associated with the vesting of restricted stock is accounted for as deferred compensation and expensed ratably over the three to five year vesting period of each grant.  Total share-based compensation expense was $568,000, $470,000, and $444,000 in 2012, 2011 and 2010, respectively.  As of December 31, 2012, the Company had approximately $0.8 million of unrecognized compensation expense related to restricted stock awards, which is probable to be recognized over a weighted average period of approximately nineteen months.

Supplemental Employee Retirement Plan ("SERP") – The Company also has a SERP for the benefit of certain "highly compensated" personnel (as determined in accordance with the Employee Retirement Income Security Act of 1974).  The SERP's investment income, assets and liabilities, which are contained in a Rabbi Trust, are included in the accompanying consolidated financial statements.  As of December 31, 2012, the SERP liability was $665,000 and there were approximately 111,000 shares in the trust.  Consistent with US GAAP for accounting for deferred compensation arrangements where amounts earned are held in a Rabbi Trust and invested, the shares of the common stock held in a Rabbi Trust are accounted for as treasury stock until SERP participants elect to liquidate the stock.  During 2012, SERP participants purchased 100,000 shares with a value of $155,000 and liquidated 59,000 shares with a value of $87,000 from the Rabbi Trust.

Savings Plan – Participants are able to contribute up to the limit set by law, which in 2012 was $17,000 for participants less than age 50 and $22,500 for participants age 50 and above.  The Company may contribute 25% of each participant's contribution up to a total of 4% of their contribution.  Our contribution vests over six years.  The Company has not made any contributions to the plan since April 6, 2009, and has not made any stock contributions in 2012, 2011 or 2010.

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

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

10.  Commitments and contingencies

The Company has revenue equipment leases expiring at various dates through October 2019 and various properties under non-cancelable agreements expiring through May 2024.  The aggregate future minimum rentals under non-cancelable operating leases at December 31, 2012 were as follows:

(in thousands)
Year Due	Amount Due
2013	$43,855
2014	35,310
2015	25,814
2016	8,427
2017	5,558
Thereafter	9,028
Total Due	$127,992

Rent expense for revenue equipment and various properties for 2012, 2011 and 2010 was $46.1 million, $39.4 million and $37.9 million, respectively.  As of December 31, 2012, we had partially guaranteed the residual value of certain leased tractors totaling $29.4 million pursuant to leases with remaining lease terms that range from three months to 65 months.  Our estimates of the fair market values and our pre-arranged trade-in values based upon future purchases of such tractors exceed the guaranteed values.  Consequently, no provision has been made for any losses related to such guarantees.  In general, the equipment lease renewal terms include month-to-month extensions of the regular lease terms, purchase options at fair market value or an early buy-out option on certain tractor leases.  These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.

The Company is involved in legal actions that arise in the ordinary course of business.  Although the outcomes of any such legal actions cannot be predicted, in the opinion of management, the resolution of any currently pending or threatened actions will not have a material adverse effect upon our financial position or results of operations.

The Company accrues for costs related to public liability, cargo, employee health insurance and work-related injury claims.  When a loss occurs, we record a reserve for the estimated outcome.  Public liability and cargo claims expenses are recognized under claims and insurance; employee health and work-related injury expenses are recognized under salaries, wages and related expenses.  As additional information becomes available, adjustments are made.  Accrued claims liabilities include all such reserves and our estimate for incidents that have been incurred but not reported.

11.  Related Party Transactions

The Company purchases trailers and trailer refrigeration units that are used in our operations from W&B Service Company, L.P. ("W&B"), an entity in which we own a 19.9% equity interest.  The Company accounts for that investment under the equity method of accounting.  As of December 31, 2012 and 2011, our equity investment in W&B was $1.7 million and $1.2 million, respectively, which is included in other assets in the accompanying consolidated condensed balance sheets.

For the year ended December 31, 2012, 2011 and 2010, our equity in the earnings of W&B was $0.9 million, $0.9 million and $0.8 million, respectively.  Cash distributions to us from W&B's earnings were $0.4 million, $1.6 million and $1.0 million for the same period in 2012, 2011, and 2010, respectively.

During the twelve month periods ended December 31, 2012, 2011, and 2010, our purchases from W&B for trailers and refrigeration units were $3.7 million, $23.1 million and $19.5 million, respectively.  The Company also utilizes W&B to provide routine maintenance and warranty repair of trailers and refrigeration units.  During the year ended December 31, 2012, 2011 and 2010, W&B invoiced the Company $1.5 million, $1.3 million and $1.6 million, respectively, for maintenance and repair services, accessories and parts.  As of December 31, 2012 and 2011, we had $0.4 million and $0.3 million, respectively, payable to W&B included in our accounts payable balance on the accompanying consolidated balance sheets.

See subsequent events footnote for discussion related to the sale of our equity interest in W&B in 2013.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (continued)

12.  Recent Accounting Pronouncements

Recently Adopted

 In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income" ("ASU 2011-05"), which amends current comprehensive income guidance.  This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders' equity.  Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements.  ASU 2011-05 became effective for public companies during the interim and annual periods beginning after December 15, 2011 with early adoption permitted.  The Company's adoption of ASU 2011-05 on January 1, 2012 did not have a material impact on the Company's consolidated financial statements as it only required a change in the format of the previous presentation.

Recently Issued

We have reviewed other recently issued accounting pronouncements and determined that they do not have a material impact on our consolidated financial statements.

13.  Quarterly Financial Data (unaudited)

The following is a summary of the quarterly results of operations for 2012 and 2011:

	(in thousands except per-share amounts)
2012	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total operating revenue	$377,715	$87,935	$95,705	$95,624	$98,451
(Loss) income from operations	(13,355)	(5,213)	1,557	(5,296)	(4,403)
Net (loss) income	(15,056)	(5,649)	1,071	(5,663)	(4,815)
Net (loss) income per share of common stock
Basic	$(0.84)	$(0.32)	$0.06	$(0.32)	$(0.27)
Diluted	$(0.84)	$(0.32)	$0.06	$(0.32)	$(0.27)

2011	Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total operating revenue	$388,461	$92,107	$101,329	$102,834	$92,191
Loss from operations	(38,237)	(8,782)	(3,767)	(13,477)	(12,211)
Net loss	(36,670)	(7,937)	(3,305)	(13,668)	(11,760)
Net loss per share of common stock
Basic	$(2.08)	$(0.45)	$(0.19)	$(0.77)	$(0.67)
Diluted	$(2.08)	$(0.45)	$(0.19)	$(0.77)	$(0.67)

Net loss per share of common stock is computed independently for each quarter presented and is based on the average number of common and equivalent shares for the quarter.  The sum of the quarterly net loss per share of common stock for a year may not equal the total for the year due to rounding differences.

14. Subsequent Events

In January 2013, the Company settled a legal claim for $1.5 million, which had been reserved originally for approximately $0.8 million.  Because this claim existed as of December 31, 2012, the Company accrued and recognized the additional $0.7 million to claims and insurance expense for the year ended December 31, 2012.

On February 27, 2013, the Company sold its 19.9% equity interest in W&B Service Company, L.P. for $3.2 million.  FFE's book value of the investment at the date of sale was $1.6 million resulting in a gain of $1.6 million which will be recognized in the first quarter of 2013.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed under the supervision of our Vice President of Internal Audit, who is independent and reports to the Chairman of our Audit Committee, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012.  There were no significant changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining an adequate system of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, for Frozen Food Express Industries, Inc. and subsidiaries (the "Company").  This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

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

Management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of December 31, 2012.  In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this assessment, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2012.

March 19, 2013

ITEM 9B.   Other Information

None.

PART III

ITEM 10.   Directors and Executive Officers and Corporate Governance

A.    Directors of the Registrant.

The information in the "Outstanding Capital Stock; Principal Shareholders" and "Election of Directors" sections of our proxy statement for the annual meeting of stockholders to be held on May 14, 2013 is incorporated herein by reference.

B.    Executive Officers of the Registrant.

The information in the "Election of Directors" section of our proxy statement for the annual meeting of stockholders to be held on May 14, 2013 is incorporated herein by reference.

C.    Compliance with Section 16(a) of the Exchange Act.

The information in the "Section 16(a) Beneficial Ownership Reporting Compliance" section of our proxy statement for the annual meeting of stockholders to be held on May 14, 2013 is incorporated herein by reference.

D.    Procedure for Director Nominations by Security Holders.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

E.    Audit Committee Financial Expert.

The information in the "Corporate Governance-Audit Committee" section of our proxy statement for the annual meeting of stockholders to be held on May 14, 2013 is incorporated herein by reference.

F.    Identification of the Audit Committee.

The information in the "Corporate Governance-Audit Committee" section of our proxy statement for the annual meeting of stockholders to be held on May 14, 2013 is incorporated herein by reference.

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

ITEM 11.   Executive Compensation

The information in the "Report of Compensation Committee of the Board of Directors" and "Executive Compensation" sections of our proxy statement for the annual meeting of stockholders to be held on May 14, 2013 is incorporated herein by reference.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the "Outstanding Capital Stock" and "Executive Compensation" sections of our proxy statement for the annual meeting of stockholders to be held on May 14, 2013 is incorporated herein by reference.

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence

The information in the "Corporate Governance" and "Transactions with Management and Directors" sections of our proxy statement for the annual meeting of stockholders to be held on May 14, 2013 is incorporated herein by reference.

ITEM 14.   Principal Accountant Fees and Services

The information in the "Audit and Non-Audit Fees" section of our proxy statement for the annual meeting of stockholders to be held on May 14, 2013 is incorporated herein by reference.

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

FROZEN FOOD EXPRESS INDUSTRIES, INC.

Date: March 19, 2013	/s/	S. Russell Stubbs
S. Russell Stubbs President and Chief Executive Officer (Principal Executive Officer)

Date: March 19, 2013	/s/	John McManama
John McManama Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
FROZEN FOOD EXPRESS INDUSTRIES, INC.

Date: March 19, 2013	/s/	S. Russell Stubbs
S. Russell Stubbs President and Chief Executive Officer (Principal Executive Officer)

Date: March 19, 2013	/s/	John McManama
John McManama Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: March 19, 2013	/s/	John Hickerson
John Hickerson Executive Vice President, Chief Operating Officer and Director

Date: March 19, 2013	/s/	Stoney M. Stubbs, Jr.
Stoney M. Stubbs, Jr. Chairman of the Board and Director

Date: March 19, 2013	/s/	Jerry T. Armstrong
Jerry T. Armstrong, Director

Date: March 19, 2013	/s/	W. Mike Baggett
W. Mike Baggett, Director

Date: March 19, 2013	/s/	Brian R. Blackmarr
Brian R. Blackmarr, Director

Date: March 19, 2013	/s/	Barrett D. Clark
Barrett D. Clark, Director

Date: March 19, 2013	/s/	Kevin Kilpatrick
Kevin Kilpatrick, Director

Date: March 19, 2013	/s/	T. Michael O'Connor
T. Michael O'Connor, Director

EXHIBIT INDEX
3.1	Restated Articles of Incorporation of Frozen Food Express Industries, Inc. (filed as Exhibit 3(i) to Registrant Current Report on Form 8-K filed on May 29, 2007 and incorporated herein by reference).
3.2	Amended and Restated Bylaws of the Registrant, as amended (filed as Exhibit 99.1 to Registrant's Current Report on Form 8-K filed on March 3, 2011 and incorporated herein by reference).
4.1
Rights Agreement dated as of June 14, 2000, between the Registrant and Fleet National Bank, which includes as exhibits, the form of the Rights Certificate and the Summary of Rights (filed as Exhibit 4.1 to Registrant's Form 8-A Registration Statement filed on June 19, 2000 and incorporated herein by reference).

4.1(a)
First Amendment to the Rights Agreement dated as of June 14, 2000, between the Registrant and Fleet National Bank (filed as Exhibit 4.1(a) to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and incorporated herein by reference).

4.1(b)
Second Amendment to the Rights Agreement dated as of April 14, 2010, between the Registrant and Registrar and Transfer Company (filed as Exhibit 4.3 to Registrant's Amendment No. 1 to Form 8-A filed on April 15, 2010 and incorporated herein by reference).

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

10.5*	Frozen Food Express Industries, Inc. 401(k) Savings Plan (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on May 17, 2007 and incorporated herein by reference).
10.5 (a)*
First Amendment to Frozen Food Express Industries, Inc. 401(k) Savings Plan (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on September 18, 2007 and incorporated herein by reference).

10.5 (b)*
Second Amendment to Frozen Food Express Industries, Inc. 401(k) Savings Plan (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on March 4, 2008 and incorporated herein by reference).

10.5 (c)*
Third Amendment to Frozen Food Express Industries, Inc. 401(k) Savings Plan (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on March 3, 2009 and incorporated herein by reference).

10.5 (d)*	Fourth Amendment to Frozen Food Express Industries, Inc. 401(k) Savings Plan (filed as Exhibit 10.5 (d) herewith).
10.6*
Frozen Food Express Industries, Inc. Employee Stock Option Plan (filed as Exhibit 4.1 to Registrant's Registration Statement #333-21831 as filed with the Commission and incorporated herein by reference).

10.6 (a)*	Amendment to the Frozen Food Express Industries, Inc. Employee Stock Option Plan (filed as Exhibit 4.4 to Registrant's Registration Statement #333-52701 and incorporated by reference).

10.7*
FFE Transportation Services, Inc Restated Wrap Plan (Effective January 1, 2008) (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on December 24, 2008 and incorporated herein by reference).

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

10.9 (a)*
First Amendment to Frozen Food Express Industries, Inc. 2002 Incentive and Non-Statutory Stock Option Plan (filed as exhibit 4.2 to Registrant's Registration statement #333-120568 and incorporated herein by reference).

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

10.11 *
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

10.12 (a)*
FFE Transportation Services, Inc. Amended 2005 Executive Bonus Plan, dated as of January 1, 2005, as amended as of July 1, 2010 (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K filed with the Commission on August 20, 2010 and incorporated herein by reference).

10.13*
Amended and Restated Frozen Food Express Industries, Inc. 2005 Stock Incentive Plan (filed as Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2009 and incorporated herein by reference).

10.13 (a)*
Form of Incentive Stock Option Agreement for use with the Frozen Food Express Industries, Inc. 2005 Stock Incentive Plan (filed as Exhibit 10.5 to Registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2005 and incorporated herein by reference).

10.13 (b)*
Form of Performance Based Restricted Stock Award for use with the Frozen Food Express Industries, Inc. Amended and Restated 2005 Stock Incentive Plan (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed with the Commission on August 20, 2010 and incorporated herein by reference).

10.14*	Form of Key Employee Supplemental Medical Plan (filed as Exhibit 10.16 to Registrant's Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated herein by reference).
10.15*	FFE Transportation Services, Inc. Management Phantom Stock Plan (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed February 22, 2006 and incorporated herein by reference).
10.16*
Summary of compensation arrangements with Stoney M. Stubbs, Jr. (filed as Exhibit 10.17 Registrant's Annual Report on Form 10-K for the period ended December 31, 2009 and incorporated herein by reference).

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

10.19*
Summary of compensation arrangements with Timothy L. Stubbs effective January 25, 2010 (filed as Exhibit 10.20 Registrant's Annual Report on Form 10-K for the period ended December 31, 2009 and incorporated herein by reference).

10.20*	Summary of compensation arrangements of certain named executive officers as of March 29, 2012 (filed as Exhibit 10.20 herewith).
10.21*
Summary of compensation arrangements with John T. Hickerson, effective January 1, 2009 (filed as Item 5.02 to Registrant's Current Report on Form 8-K filed on January 15, 2010 and incorporated herein by reference).

10.22
Loan and Security Agreement by and among Bank of America, N.A. as Administrative Agent, Collateral Agent and Issuing Bank and FFE Transportation Services, Inc., as borrower, and certain of its affiliates dated as of March 28, 2011 (filed as Exhibit 10.24 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2010 and incorporated herein by reference).

10.22 (a)
First Amendment to Loan and Security Agreement by and among Bank of America, N.A. as agent, the lenders thereto, FFE Transportation Services, Inc., as borrower, and certain of its affiliates, dated as of March 29, 2012 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q filed on May 3, 2012 and incorporated herein by reference).

10.22 (b)
Second Amendment to Loan and Security Agreement by and among Bank of America, N.A. as agent, the lenders thereto, FFE Transportation Services, Inc., as borrower, and certain of its affiliates, dated as of December 19, 2012 (filed herewith).

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

14.2
Frozen Food Express Industries, Inc. Nominating and Corporate Governance Committee Charter (filed as Exhibit 14.2 to Registrant's Current Report on Form 8-K filed on March 3, 2009 and incorporated herein by reference).

14.3
Frozen Food Express Industries, Inc. Policy Regarding Related Party Transactions (filed as Exhibit 14.2 to Registrant's Current Report on Form 8-K filed on November 20, 2009 and incorporated herein by reference).

21.1	Subsidiaries of Frozen Food Express Industries, Inc. (filed herewith).
23.1	Consent of Independent Registered Public Accounting Firm (filed herewith).
31.1	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) (filed herewith).
31.2	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 CFR 240.13a-14(a)) (filed herewith).
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.INS	XBRL Instance Document.
 *Executive Compensation plans and arrangements required to be filed as an Exhibit to this Form 10-K.