Form 10-Q
period 2013-03-31
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2013-04-29
CIK 39273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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
Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes      ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.
Class	Number of Shares Outstanding
Common stock, $1.50 par value	18,090,336 at April 22, 2013

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Unaudited and in thousands, except per-share amounts)
Assets	March 31, 2013	December 31, 2012
Current assets
Cash and cash equivalents	$1,006	$2,907
Accounts receivable, net of allowance for doubtful accounts of
$1,171 and $1,565, respectively	40,876	40,069
Tires on equipment in use, net	8,674	8,176
Equipment held for sale	-	832
Other current assets	6,441	7,840
Total current assets	56,997	59,824

Property and equipment, net	52,589	54,680
Deferred income taxes	3,039	3,039
Other assets	4,241	6,096
Total assets	$116,866	$123,639

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$24,778	$26,178
Insurance and claims accruals	8,397	10,033
Accrued payroll and deferred compensation	4,214	3,951
Accrued liabilities	1,263	1,429
Current maturities of notes payable and capital lease obligations	3,102	3,040
Deferred income taxes	2,727	2,727
Total current liabilities	44,481	47,358

Borrowings under credit facility	25,839	26,215
Long-term notes payable and capital lease obligations	16,095	16,891
Insurance and claims accruals	5,275	4,904
Total liabilities	91,690	95,368

Shareholders' equity
Common stock, $1.50 par value per share; 75,000 shares authorized;
18,572 shares issued	27,858	27,858
Additional paid-in capital	863	1,165
Accumulated other comprehensive loss	(77)	(79)
Retained earnings	3,261	6,516
Total common shareholders' equity	31,905	35,460
Treasury stock (962 and 1,026 shares), at cost	(6,729)	(7,189)
Total shareholders' equity	25,176	28,271
Total liabilities and shareholders' equity	$116,866	$123,639

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
 (Unaudited and in thousands, except per-share amounts)

	Three Months Ended March 31,
	2013	2012
Total operating revenue	$97,831	$87,935
Operating expenses
Salaries, wages and related expenses	29,007	29,225
Purchased transportation	19,646	15,833
Fuel	18,949	19,017
Supplies and maintenance	12,953	12,404
Revenue equipment rent	12,200	10,212
Depreciation	2,882	3,059
Communications and utilities	1,007	933
Claims and insurance	3,412	1,905
Operating taxes and licenses	960	1,087
Gain on sale of property and equipment	(266)	(1,760)
Miscellaneous	1,111	1,233
Total operating expenses	101,861	93,148
Loss from operations	(4,030)	(5,213)

Interest and other (income) expense
Interest expense	626	371
Equity in loss (earnings) of limited partnership	10	(235)
Gain on sale of investment in limited partnership	(1,649)	-
Other	186	242
Total interest and other (income) expense	(827)	378
Loss before income taxes	(3,203)	(5,591)
Income tax expense	52	58
Net loss	$(3,255)	$(5,649)

Net loss per share of common stock
Basic	$(0.18)	$(0.32)
Diluted	$(0.18)	$(0.32)
Weighted average shares outstanding
Basic	17,924	17,727
Diluted	17,924	17,727
See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries Consolidated Condensed Statements of Comprehensive Income (Unaudited and in thousands)
	Three Months Ended March 31,
	2013	2012
Net loss	$(3,255)	$(5,649)
Other comprehensive income:
Change in postretirement benefits transition obligation	2	-
Total other comprehensive income	2	-
Comprehensive loss	$(3,253)	$(5,649)

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
 (Unaudited and in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net loss	$(3,255)	$(5,649)
Non-cash items included in net loss
Gain on sale of property and equipment	(266)	(1,760)
Depreciation and amortization	3,575	4,256
Provision for losses on accounts receivable	(95)	(192)
Deferred compensation	14	137
Equity in loss (earnings) of limited partnership	10	(235)
Gain on sale of investment in limited partnership	(1,649)	-
Change in operating assets and liabilities
Accounts receivable	(712)	3,220
Tires on equipment in use	(1,092)	(878)
Other current assets	1,528	3,188
Other assets	25	(83)
Accounts payable	(1,427)	(9,778)
Insurance and claims accruals	(1,265)	(1,410)
Accrued liabilities, payroll and other	249	(91)
Net cash used in operating activities	(4,360)	(9,275)

Cash flows from investing activities
Expenditures for property and equipment	(1,138)	(297)
Proceeds from sale of property and equipment	1,347	6,118
Cash distributions from investments	180	31
Proceeds from sale of investment in limited partnership	3,184	-
Net cash provided by investing activities	3,573	5,852

Cash flows from financing activities
Proceeds from borrowings under credit facility	20,020	25,281
Payments against borrowings under credit facility	(20,396)	(20,928)
Proceeds from notes payable and capital lease obligations	-	31
Repayments of notes payable and capital lease obligations	(734)	(466)
Income tax expense of stock-based awards	-	(62)
Purchases of treasury stock	(4)	(3)
Net cash (used in) provided by financing activities	(1,114)	3,853
Net (decrease) increase in cash and cash equivalents	(1,901)	430
Cash and cash equivalents at beginning of period	2,907	1,048
Cash and cash equivalents at end of period	$1,006	$1,478

Supplemental disclosure of cash flow information:
Interest paid	$192	$203

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries Consolidated Condensed Statement of Shareholders' Equity (Unaudited and in thousands)
	Common Stock		Additional
	Shares	Par	Paid-in	Retained	Accumulated Other	Treasury Stock
	Issued	Value	Capital	Earnings	Comprehensive Loss	Shares	Cost	Total
January 1, 2013	18,572	$27,858	$1,165	$6,516	$(79)	1,026	$(7,189)	$28,271
Net loss	-	-	-	(3,255)	-	-	-	(3,255)
Treasury stock reacquired	-	-	-	-	-	3	(4)	(4)
Retirement plans	-	-	1	-	2	(1)	7	10
Restricted stock	-	-	(303)	-	-	(66)	457	154
March 31, 2013	18,572	$27,858	$863	$3,261	$(77)	962	$(6,729)	$25,176

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
Three Months Ended March 31, 2013
  (Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated condensed financial statements include Frozen Food Express Industries, Inc., a Texas corporation, and our subsidiary companies, all of which are wholly-owned (collectively, the "Company").  Our statements have been prepared by management in accordance with generally accepted accounting principles in the United States of America ("US GAAP") for interim financial statements, and therefore do not include all information and disclosures required by US GAAP for complete financial statements.  In the opinion of management, such statements reflect all adjustments consisting of normal recurring adjustments considered necessary to fairly present our consolidated financial position, results of operations, comprehensive income, shareholders' equity and cash flows for the interim periods presented. The results of operations for any interim period do not necessarily indicate the results for the full year.  The unaudited interim consolidated condensed financial statements should be read with reference to the consolidated financial statements and notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012.  All intercompany balances and transactions have been eliminated in consolidation.

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

3.    Long-term Debt

     Long-term debt consisted of the following:

	(in thousands)
	March 31, 2013	December 31, 2012
Borrowings under credit facility	$25,839	$26,215
Notes payable	16,801	17,441
Capitalized lease obligations	2,396	2,490
Total long-term debt	45,036	46,146
Less: Current maturities	(3,102)	(3,040)
Total maturities due after one year	$41,934	$43,106

As of March 31, 2013, the Company had a secured committed credit facility with an aggregate availability of $50 million that matures in March 2015.  At March 31, 2013, the borrowing base availability under the credit facility was $42.1 million, $25.8 million was borrowed and $6.6 million of standby letters of credit were issued, which are used primarily for our self-insurance programs and legal matters.  These reduced the availability under our credit facility to $9.7 million.  As of March 31, 2013, loans outstanding under the credit facility were categorized as either LIBOR loans, which had an interest rate of 3.0%, or bank base rate loans which had an interest rate of 5.0%.

The obligations under the credit facility are guaranteed by Frozen Food Express Industries, Inc. and certain named subsidiaries and secured by a pledge of substantially all of our assets.  The obligations bear interest as follows: (i) for Base Rate Loans (as defined in the credit facility), at the Base Rate, which for any day is a per annum rate equal to the greater of (a) the Prime Rate for such day; (b) the Federal Funds Rate for such day plus 0.50%; or (c) LIBOR for a 30 day interest period as determined on such day plus 1.0%, plus in each case the Applicable Margin; (ii) for LIBOR Loans (as defined in the credit facility), at LIBOR for the applicable interest period plus the Applicable Margin; or (iii) for any other obligation under the credit facility (including, to the extent permitted by law, interest not paid when due), at the Base Rate in effect from time to time, plus the Applicable Margin for Base Rate Revolver Loans (as defined in the credit facility).  Interest shall accrue from the date the loan is advanced or the obligation is incurred or payable, until paid by the borrowers.  If a loan is repaid on the same day made, one day's interest shall accrue.  We are obligated to comply with certain covenants under the credit facility.  The Company was in compliance with all debt covenants as of March 31, 2013.

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

The Company calculates income taxes in accordance with US GAAP which requires that, for interim periods, we project full-year income and permanent differences between book income and taxable income in order to calculate an effective tax rate for the entire year.  The projected effective tax rate is used to calculate our income tax provision or benefit for the interim periods' year-to-date financial results.  Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years when those temporary differences are expected to reverse. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized.  The calculation of the deferred tax assets and liabilities, as well as the decision to recognize a tax benefit from an uncertain position and to establish a valuation allowance require management to make estimates and assumptions. We believe that our assumptions and estimates are reasonable, although actual results may have a positive or negative material impact on the balances of deferred tax assets and liabilities, valuation allowances or net income (loss).  Only the assumptions and estimates for the calendar year 2013 are used to determine the reasonableness of the Company's deferred tax assets and liabilities as of the period ended March 31, 2013.  Due to the operating results in the first quarter of 2013, an adjustment to our valuation allowance was determined to be necessary.  Therefore, for the three months ended March 31, 2013, the Company increased its valuation allowance by $1.0 million, bringing the total valuation allowance relating to federal and state deferred tax assets to $18.1 million.

For the three months ended March 31, 2013, our effective tax rate was (1.6)% compared to (1.0)% for the same period in 2012.  Due to the valuation allowance, any federal tax expense or benefit generated in 2013 will have no net effect on the income tax provision.  The tax expense recorded for the three months ended March 31, 2013 relates solely to state tax expense.

5.    Loss per common share

Basic and diluted loss per common share were computed as follows:

	Three Months Ended March 31,
	(in thousands, except per share amounts)
	2013	2012
Numerator:
Net loss	$(3,255)	$(5,649)

Denominator:
Basic-weighted average shares	17,924	17,727
Effect of dilutive stock options	-	-
Diluted-weighted average shares	17,924	17,727

Basic loss per common share	$(0.18)	$(0.32)
Diluted loss per common share	$(0.18)	$(0.32)

                        Options totaling 333,000 and 433,000 shares were outstanding but were not included in the calculation of diluted weighted average shares for 2013 and 2012, respectively, as their effect would be anti-dilutive.  As of March 31, 2013 and 2012, the Company has outstanding 478,000 and 433,000 deferred stock units, respectively, which have a contractual participation right to share in current dividends and voting rights.  These deferred stock units are included in basic weighted average shares outstanding.

6.    Related Party Transactions

On February 27, 2013, the Company sold its 19.9% equity interest in W&B Service Company, L.P. ("W&B") for $3.2 million.  The Company's book value of this equity method investment at the date of sale was $1.6 million, resulting in a gain of $1.6 million during the first quarter of 2013.  The equity investment at December 31, 2012, which was included in "Other Assets" in the Company's consolidated condensed balance sheets, was $1.7 million.  Any transactions the Company has with W&B subsequent to the sale of our investment are not considered related party transactions.

During the period from January 1, 2013 through February 27, 2013, our equity in the earnings of W&B was a loss of $10,000, after final adjustments.  During the three months ended March 31, 2012, our equity in the earnings of W&B was $235,000.  Cash distributions to us from W&B's earnings during these same periods of 2013 and 2012 were $180,000 and $31,000, respectively.

During the period from January 1, 2013 through February 27, 2013, the Company made no purchases from W&B for trailers or refrigeration units.  During the three months ended March 31, 2012, we did not make any such purchases from W&B.  The Company also utilizes W&B to provide routine maintenance and warranty repair of trailers and refrigeration units.  During the period from January 1, 2013 through February 27, 2013, W&B invoiced the Company $129,000 for maintenance and repair services, accessories and parts.  During the three months ended March 31, 2012, W&B invoiced us $540,000 for these services and related items.

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

9.    Subsequent Events

On April 11, 2013, the Company amended its secured credit facility to increase the maximum amount available for issuing letters of credit from $7.5 million to $10.0 million.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated condensed financial statements and our Annual Report on Form 10-K for the year ended December 31, 2012.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those included in Part I, Item 1A of our Form 10-K for the year ended December 31, 2012.  We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

OVERVIEW

Frozen Food Express Industries, Inc. is one of the leading temperature-controlled truckload ("TL") and less-than-truckload ("LTL") carriers in the United States with core operations in the transport of temperature-controlled products and perishable goods including food, health care and confectionery products. Service is offered in over-the-road and intermodal modes for temperature-controlled TL and LTL, as well as dry TL on a non-dedicated fleet basis. We also provide bulk tank water transportation, brokerage/logistics and dedicated services to our customers.  Generally, we are paid by the mile, the weight or the number of trucks being utilized by our dedicated service customers.  We also derive revenue from fuel surcharges, loading and unloading service charges, equipment detention and other ancillary services.  The main factors that affect our revenue are the rate per mile we receive from our customers, the percentage of miles for which we are compensated and the number of miles we generate with our equipment.  These factors relate to, among other things, the United States economy, inventory levels, the level of truck capacity in the transportation industry and specific customer demand.  We monitor our revenue production primarily through average revenue per truck per week, net of fuel surcharges, revenue-per-hundredweight for our LTL services, empty mile ratio, revenue per loaded (and total) miles, the number of linehaul shipments, loaded miles per shipment and the average weight per shipment.

The trucking industry continues to be challenged by operating costs increasing at a faster rate than pricing due, in part, to increased government regulations and recruiting and retention costs related to driver shortages.  The Company continues to focus on holding its pricing yields gained throughout 2012 and improving upon them in 2013.  This has resulted in continued improvement in both LTL revenue per hundredweight and TL revenue per mile in the first quarter of 2013 versus the same quarter in 2012, despite some weakening in the industry that hampered anticipated revenue and yield improvements in February and March of this year.  Though a driver shortage continues throughout the industry, enhanced recruitment efforts provided a significant increase in our pool of owner operators and our FFE Driver Academy continues to provide a reliable supply of well-trained drivers, as well as support the development of our water transport services.  These efforts have allowed the Company to provide new, higher yield service offerings and improve our service standards across all operations.  This attention to service contributed to double-digit increases in LTL tonnage and solid growth in TL billed miles.  As a result of our high service standards, a continuing capacity shortage in the industry and mounting service requirements, pricing has been maintained at improved levels throughout the three months ended March 31, 2013 versus the three months ended March 31, 2012.

In 2012, the Company emphasized renewal of its fleet of tractors, aggressively expanded its pool of owner operators and pushed revenue growth initiatives.   These efforts have continued into 2013, resulting in a year over year revenue growth of $9.9 million, or 11.3%, in the three months ended March 31, 2013 compared to the three months ended March 31, 2012.  This growth came despite fewer working days in the first quarter of 2013 versus 2012, as well as harsher weather conditions in February and March of 2013 versus the same period in 2012.  The majority of the Company's service offerings contributed to the revenue growth, led by a 17.8% increase in LTL services followed by a 14.5% increase in total TL linehaul services.  Fuel surcharge revenue increased $2.0 million in the first quarter of 2013 compared to the same period in 2012, primarily due to fuel price increases and increased miles driven.  Fuel surcharges are used to partially offset the higher cost of tractor fuel, but provide minimal offset to higher fuel costs related to our refrigeration units.  Additionally, fuel surcharges do not offset other escalating costs, such as those related to equipment, government regulations, such as the Compliance Safety Accountability ("CSA") program, or higher driver recruiting and retention costs.

Although the Company was negatively impacted by fewer operating days and inclement weather in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, the Company significantly reduced its operating losses by growing revenue at a greater rate than operating expenses.   Operating expenses as a percentage of total operating revenue or "operating ratio" improved to 104.1% for the three months ended March 31, 2013 compared to 105.9% for the same period in 2012.  Year-over-year comparisons of operating and pre-tax losses were made somewhat difficult, as the gain on sale of equipment during the first quarter of 2012 was $1.8 million, versus $0.3 million during the same period of 2013.  In addition, in the first quarter of 2013, the pre-tax loss included a one-time miscellaneous income gain of $1.6 million from the sale of an investment in another company.

Results of Operations

For the three months ended March 31, 2013, our total operating revenue increased by $9.9 million, or 11.3%, to $97.8 million compared to the same period in 2012.  Our total operating revenue, net of fuel surcharges, increased $7.9 million, or 11.2%, to $78.0 million compared to $70.1 million in the same period in 2012. The revenue growth was driven by a $5.1 million increase from LTL services and a $4.4 million increase in total TL linehaul services due to the increased capacity provided by a 53.6% increase in owner operators and 2.3% increase in Company drivers.  Dedicated services revenue declined $1.2 million as a result of the decision to exit an unprofitable service relationship and shift additional trucks to our LTL and TL services.   Brokerage and logistics revenue declined by $0.9 million, primarily as a result of exiting a customer relationship in January of 2012, while water services for oil field customers grew slightly by $0.3 million.  Our enhanced recruitment efforts for owner operators grew our pool of available drivers and increased equipment rental revenues in the three months ended March 31, 2013 by $0.6 million, or 63.4%, compared to the same period in 2012.  The overall fleet's weekly average trucks in service grew in the three months ended March 31, 2013 by 178 trucks, or 12.0%, compared to the same period in 2012.  Excluding fuel surcharges, our average revenue per tractor per week increased 2.0%. Total revenue per loaded mile increased 3.0% to $1.70 in the three months ended March 31, 2013 compared to $1.65 in the same period of 2012.  As a result of emphasizing enhanced services to certain customers, our empty mile ratio increased slightly to 12.5% in 2013 compared to 11.6% in 2012.  LTL revenue increased 17.8%, in the three months ended March 31, 2013 compared to the same period in 2012 due to a 7.3% increase in our average LTL revenue per hundredweight from $14.13 to $15.16 and a 13.1% increase in the number of LTL shipments.

The impact of our reduced losses in the first quarter of 2013 compared to the same period in 2012 attributable to operating expenses is primarily influenced by variable costs associated with transporting freight for our customers and fixed costs largely related to salaried operations personnel, facilities and equipment.  Costs that are more variable in nature include fuel expense, driver-related expenses such as wages, benefits, recruitment and training, and owner operator costs, which are recorded under purchased transportation.  Expenses that have both fixed and variable components include maintenance, tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we drive, but also have a controllable component based on safety, fleet age, efficiency and other factors.  Our primary fixed costs relate to the acquisition and financing of long-term assets, such as revenue equipment and service centers.  Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors to help us manage our business.  For example, fuel prices fluctuated dramatically and quickly at various times during the last several years.  We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as through volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our service centers.  To help further reduce fuel expense, we manage the maximum rate of speed and, using anti-idling devices on most tractors, monitor tractor engine efficiency through controlling cab temperatures when idle.  In addition, we anticipate new technology that has been deployed will contribute to improved management of out of route miles and other factors that influence fuel costs.

Our operating ratio was 104.1% for the three months ended March 31, 2013 compared to 105.9% in the same period of 2012.  Our loss per basic and diluted share was $0.18 in the first quarter of 2013 compared to $0.32 in the same period of 2012.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers.  At March 31, 2013, we had $25.8 million borrowed under our credit facility and $25.2 million in stockholders' equity.  In the first quarter of 2013, we added revenue equipment of $1.1 million and recognized a gain of $0.3 million on the disposition of used equipment which compares to a gain of $1.8 million for the three months ended March 31, 2012.  Proceeds from revenue equipment sales were $1.3 million.  These capital expenditures were primarily funded with proceeds from long-term notes payable financed through large capital financing institutions.  We estimate that capital expenditures, net of proceeds from dispositions, should not exceed $3 million in 2013.  During the first quarter of 2013, we also incurred revenue equipment rent of $12.2 million compared to $10.2 million in the same period of 2012, as we lease many of our trucks and trailers.

                   The following table summarizes and compares the significant components of revenue and presents our operating ratio and revenue per truck per week for each of the three-month periods ended March 31:

Revenue from: (a)	2013	2012
Temperature-controlled services	$28,136	$24,502
Dry-freight services	6,168	5,445
Total truckload linehaul services	34,304	29,947
Dedicated services	3,605	4,836
Total truckload	37,909	34,783
Less-than-truckload linehaul services	33,358	28,306
Fuel surcharges	19,811	17,794
Brokerage and logistics services	5,224	6,116
Equipment rental	1,529	936
Total operating revenue	97,831	87,935

Operating expenses	101,861	93,148
Loss from operations	$(4,030)	$(5,213)
Operating ratio (b)	104.1%	105.9%

Total truckload revenue	$37,909	$34,783
Less-than-truckload linehaul revenue	33,358	28,306
Total linehaul and dedicated services revenue	$71,267	$63,089

Weekly average trucks in service	1,660	1,482
Revenue per truck per week (c)	$3,339	$3,275

Computational notes:
(a)	Revenue and expense amounts are stated in thousands of dollars.
(b)	Operating expenses divided by total revenue.
(c)	Average daily revenue times seven divided by weekly average trucks in service.

                The following table summarizes and compares selected statistical data relating to our freight operations for each of the three-month periods ended March 31:

Truckload	2013	2012
Total linehaul miles (a)	23,009	20,550
Loaded miles (a)	20,142	18,156
Empty mile ratio (b)	12.5%	11.6%
Linehaul revenue per total mile (c)	$1.49	$1.46
Linehaul revenue per loaded mile (d)	$1.70	$1.65
Linehaul shipments (a)	22.0	19.6
Loaded miles per shipment (e)	917	929
Less-than-truckload
Hundredweight (a)	2,201	2,004
Shipments (a)	75.9	67.1
Linehaul revenue per hundredweight (f)	$15.16	$14.13
Linehaul revenue per shipment (g)	$440	$422
Average weight per shipment (h)	2,901	2,986

Computational notes:
(a)	In thousands.
(b)	Total truckload linehaul miles less truckload loaded miles divided by total truckload linehaul miles.
(c)	Revenue from truckload linehaul services divided by truckload total linehaul miles.
(d)	Revenue from truckload linehaul services divided by truckload loaded miles.
(e)	Total truckload loaded miles divided by number of truckload linehaul shipments.
(f)	LTL revenue divided by LTL hundredweight.
(g)	LTL revenue divided by number of LTL shipments.
(h)	LTL hundredweight times one hundred divided by number of LTL shipments.

The following table summarizes and compares the makeup of our fleet between company-provided tractors and tractors provided by owner-operators as of March 31:

	2013	2012
Total company tractors available for freight operations	1,342	1,312
Total owner-operator tractors available for freight operations	384	250
Total tractors available for freight operations	1,726	1,562
Total trailers available for freight operations	3,237	3,118

Comparison of Three Months Ended March 31, 2013 to Three Months Ended March 31, 2012

The following table sets forth revenue, operating income, operating ratios and revenue per truck per week and the dollar and percentage changes of each:

Revenue from (a)	2013	2012	Change 2013 vs. 2012	Percentage Change 2013 vs. 2012
Temperature-controlled services	$28,136	$24,502	$3,634	14.8%
Dry-freight services	6,168	5,445	723	13.3
Total truckload linehaul services	34,304	29,947	4,357	14.5
Dedicated services	3,605	4,836	(1,231)	(25.5)
Total truckload	37,909	34,783	3,126	9.0
Less-than-truckload linehaul services	33,358	28,306	5,052	17.8
Fuel surcharges	19,811	17,794	2,017	11.3
Brokerage and logistics services	5,224	6,116	(892)	(14.6)
Equipment rental	1,529	936	593	63.4
Total operating revenue	97,831	87,935	9,896	11.3

Operating expenses	101,861	93,148	8,713	9.4
Loss from operations	$(4,030)	$(5,213)	$1,183	(22.7)%
Operating ratio (b)	104.1%	105.9%

Total truckload revenue	$37,909	$34,783	$3,126	9.0%
Less-than-truckload linehaul revenue	33,358	28,306	5,052	17.8
Total linehaul and dedicated services revenue	$71,267	$63,089	$8,178	13.0%

Weekly average trucks in service	1,660	1,482	178	12.0%
Revenue per truck per week (c)	$3,339	$3,275	$64	2.0%

Computational notes:
(a)	Revenue and expense amounts are stated in thousands of dollars.
(b)	Operating expenses divided by total revenue.
(c)	Average daily revenue times seven divided by weekly average trucks in service.

                        Total operating revenue for the first quarter of 2013 increased $9.9 million, or 11.3%, compared to the first quarter of 2012.  This increase is largely due to the increases in both weekly average trucks in service and the average revenue per truck per week.  Average revenue per truck per week is influenced by billable miles generated, increased tonnage in the LTL linehaul operations and increased pricing yields.  Total operating revenue, excluding fuel surcharges, increased by $7.9 million, or 11.2%, to $78.0 million compared to $70.1 million during the first quarter of 2012.

For the three months ended March 31, 2013, total TL revenue, excluding fuel surcharges, increased $3.1 million, or 9.0% to $37.9 million from $34.8 million for the same period of 2012.  Supported by increased driver count and a larger fleet of trucks in service, TL revenues increased as loaded miles grew 10.9% and revenue per loaded mile improved 3.0%. This increase was net of a $1.2 million decrease in dedicated services revenue as certain trucks were redeployed from dedicated services to other more profitable service offerings.  Overall TL shipments grew 12.3%.   Our empty mile ratio increased slightly to 12.5% from 11.6% due to an increase in the mix of certain customers that contributed to a higher empty mile ratio.

LTL revenues increased $5.1 million, or 17.8%, in the first quarter of 2013, compared to the same period in 2012.  This increase is due to a 7.3% increase in yield and a total tonnage increase of 9.9%, which was driven by a 13.1% increase in shipments.  These improvements are attributable to the Company's continued focus on providing quality service and an emphasis on sales and marketing efforts in this service offering.

Brokerage and logistics services revenue decreased $0.9 million in the three months ended March 31, 2013 primarily as a result of exiting a customer relationship in the three months ended March 31, 2012.  The oil field services revenue component of this category was up approximately $0.3 million compared to the same period of 2012.

Fuel surcharges represent the cost of fuel that we are able to pass along to our customers based upon changes in the Department of Energy's weekly indices.  Overall fuel surcharge revenue increased in the first quarter of 2013, due to increased fuel prices and increased billed miles compared to the same period of 2012.

The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations and those items as a percentage of revenue:

	(in thousands) Dollar Change	Percentage Change	Percentage of Revenue
	2013 vs. 2012	2013 vs. 2012	2013	2012
Total operating revenue	$9,896	11.3%	100.0%	100.0%

Operating Expenses
Salaries, wages and related expenses	(218)	(0.7)	29.7	33.2
Purchased transportation	3,813	24.1	20.1	18.0
Fuel	(68)	(0.4)	19.4	21.6
Supplies and maintenance	549	4.4	13.2	14.1
Revenue equipment rent	1,988	19.5	12.5	11.6
Depreciation	(177)	(5.8)	2.9	3.5
Communications and utilities	74	7.9	1.0	1.1
Claims and insurance	1,507	79.1	3.5	2.2
Operating taxes and licenses	(127)	(11.7)	1.0	1.2
Gain on sale of property and equipment	1,494	(84.9)	(0.3)	(2.0)
Miscellaneous	(122)	(9.9)	1.1	1.4
Total Operating Expenses	$8,713	9.4%	104.1%	105.9%

Total operating expenses for the first quarter of 2013 increased $8.7 million, or 9.4%, to $101.9 million from $93.1 million in 2012.  The operating ratio decreased to 104.1% from 105.9% in 2012 as our total operating revenue increased at a higher rate than our total operating expenses.  Contributing to the increase in operating expenses were higher costs attributable to purchased transportation, revenue equipment rent and insurance and claims.  Purchased transportation costs grew as a result of extensive recruitment efforts, which resulted in a 53.6% increase in owner operators deployed.  Gains from sales of property and equipment were $1.5 million lower in the first quarter of 2013 partially due to the gain on sale of an owned facility in the first quarter of 2012 and also fewer units of equipment being sold in 2013 compared to 2012.  Revenue equipment rent expense increased by 19.5% in the first quarter of 2013, which was attributable to our use of new tractors under operating leases to replace older tractors.

Salaries, wages and related expenses consist of compensation for our employees, including drivers and non-drivers.  It also includes employee-related costs, including the costs of payroll taxes, work-related injuries, group health insurance and other fringe benefits.  The most variable of the salary, wage and related expenses is driver pay, which is affected by the mix of Company drivers and owner-operators in our fleet as well as the efficiency of our over-the-road operations.  Overall salaries, wages and related expenses declined $0.2 million, or 0.7%. Driver salaries including per diem costs increased $0.2 million, or 1.0%, primarily due to a slight increase in driver headcount and an increase in total Company miles driven.  Non-driver salaries remained relatively flat despite a slight increase in headcount support primarily in LTL and other operational areas.  Our overall non-driving employee count was 693 at the end of the first quarter of 2013 compared to 664 at the end of the same period in 2012.  Group health insurance costs decreased by $0.3 million primarily due to fewer large claims, slightly higher employee contributions and adjustments to plan coverage.  Work related injuries cost was up $44,000 compared to the same period last year.

Purchased transportation expense consists of payments to owner-operators for the equipment and services they provide, payments to other motor carriers who handle our brokerage and logistics services and to various railroads for intermodal services.  It also includes fuel surcharges paid to our owner-operators for which we charge our customers.  These expenses are highly variable with revenue and/or the mix of Company drivers versus owner-operators.  The pool of available owner operators increased 53.6% as a result of enhanced recruiting efforts.  Purchased transportation expense increased $3.8 million, or 24.1%, in the first quarter of 2013 compared to the same period in 2012.   The portion of our purchased transportation connected with our TL and LTL services increased $3.0 million, excluding fuel surcharges, primarily reflecting a 53.6% increase in the number of owner-operators utilized during the first quarter of 2013.  Fuel payments to our owner-operators increased $1.4 million in the first quarter of 2013 to $5.0 million due to higher fuel prices combined with a greater number of miles run.

Fuel expense and fuel taxes decreased by $0.1 million, or 0.4%, to $18.9 million from $19.0 million for the same period in 2012.   Although fuel prices increased in the three months ended March 31, 2013, the slight decrease in cost was attributable to higher compliance by our fleet in utilization of our fuel cost optimizer programs compared to the three months ended March 31, 2012.  We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover a portion of fuel price increases through fuel surcharges and rates to our customers.  Our fuel surcharges apply to tractor fuel burned in loaded miles, but not empty miles, and only minimally apply to fuel used for the refrigeration units.

Supplies and maintenance expenses primarily consist of repairs, maintenance and tires along with load specific expenses including loading/unloading, tolls, pallets, pickup and delivery and recruiting.  Supplies and maintenance costs increased $0.5 million, or 4.4%, for the first quarter 2013 from the same period in 2012.  An increase in water transport costs of $0.4 million was the largest single increase in this area.  Fleet repairs and maintenance costs were lower compared to last year by approximately $0.4 million due to less refurbishment work as the Company sold less equipment than in 2012.  Freight handling and driver travel expenses, together increased $0.5 million primarily due to the increase in shipments and miles driven.

Total revenue equipment rent increased $2.0 million, or 19.5%, to $12.2 million from $10.2 million in 2012.  The increase is primarily due to an increase in the average number of tractors under lease during the first quarter of 2013 to 1,540 from 1,273 during the first quarter of 2012 and higher equipment prices.  Due to the continued increase in equipment prices, the average cost of equipment will increase as we replace older equipment with new equipment, which, depending upon the Company's lease versus purchase decisions, could cause equipment rent expense to increase in future periods.

Depreciation relates to owned tractors, trailers, communications units, service centers and other assets. Gains or losses on dispositions of revenue equipment are set forth in a separate line item within our statements of operations. Depreciation expense for the three months ended March 31, 2013 decreased $0.2 million, or 5.8%, compared to the same period in 2012.  Depreciation expense is also dependent upon the mix of Company-owned equipment versus leased equipment.  Future depreciation expense will also be impacted by our leasing decisions.

Claims and insurance expenses consist of the costs of premiums for insurance accruals we make within our self-insured retention amounts, primarily for personal injury, property damage, physical damage and cargo claims.  These expenses will vary and are dependent on the frequency and severity of accidents, our self-insured retention amounts and the insurance market.  Claims and insurance costs increased by $1.5 million, or 79.1%, to $3.4 million from $1.9 million in 2012.  The increase resulted from reserve increases on existing claims, new claims, as well as additional insurance premiums for the purpose of providing reduced deductibles.  The Company is self-insured for the first $1 million of all losses.  On June 1, 2012, the Company purchased insurance policies to cover almost all losses greater than $1 million up to $75 million.  The policy purchased to cover the $2 million to $10 million layer of losses contains a self-insured corridor of $1 million, which essentially limits total losses, within the $2 million to $10 million layer, to $1 million in aggregate for any insurance year and means any loss amounts in excess of $3 million on any claims incurred after May 31, 2012, are fully covered for the amount in excess of $3 million up to $75 million.  For claims incurred prior to June 1, 2012, the Company is responsible for the first $4.0 million on personal injury and property damage liability claims and has excess coverage from $4.0 million to $75.0 million.  Our self-insured retention exposes us to the possibility of fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, a claim that approaches the maximum self-insured retention level or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

On February 27, 2013, the Company sold its 19.9% equity interest in W&B Service Company, L.P. ("W&B") for $3.2 million.  The Company's book value of this equity method investment at the date of sale was $1.6 million, resulting in a gain of $1.6 million during the first quarter of 2013.

For the three months ended March 31, 2013, our effective tax rate was (1.6)% compared to (1.0)% for the same period in 2012.  Due to the valuation allowance, any federal tax expense or benefit generated in 2013 will have no net effect on the income tax provision.  The tax expense recorded for the three months ended March 31, 2013 relates solely to state tax expense.

As a result of factors described above, our net loss decreased to $3.3 million compared to a net loss of $5.6 million over the same period in 2012.  Our net loss per share in the first quarter of 2013 decreased to $0.18 per diluted share from a net loss of $0.32 per diluted share in the first quarter of 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers.  Our primary sources of liquidity are funds provided by operations, our secured revolving credit facility and our ability to enter into equipment leases with various financing institutions.  A portion of our tractor fleet is provided by owner-operators who own and operate their own equipment.  We have no capital expenditure requirements relating to those drivers who own their tractors or obtain financing through third parties.  However, to the extent we purchase tractors and extend financing to the owner-operators through our tractor lease-purchase program, we have an associated capital expenditure requirement.

Reduced operating losses and the proceeds from the sale of our equity interest in a limited partnership supported our liquidity requirements in the three months ended March 31, 2013.  The net loss fell $2.4 million for the first quarter of 2013 compared to the first quarter of 2012, and the Company's overall use of cash in operating activities was reduced $4.9 million versus the first quarter of 2012.   Proceeds from the sale of our investment in a limited partnership contributed $3.2 million while sales of equipment predominantly purchased through a lease exceeded related expenditures by approximately $0.2 million.  We reduced overall debt $1.2 million in the first quarter of 2013 compared to an overall increase in debt of $3.9 million in the first quarter of 2012.  Continued reduction of losses and the return to profitability is important for the sustainability of our liquidity requirements.  To achieve this improvement, the Company has the following goals for 2013:

•
Continued yield improvement in our core operations.  In the three months ended March 31, 2013, we averaged a 3.0% improvement in revenue per loaded mile for our TL operations and a 7.3% improvement in revenue per hundredweight for our LTL operations, versus the three months ended March 31, 2012.

•
Continued improvement in our truck count through driver increases provided by our FFE Driver Academy and overall retention efforts and a moderate increase in owner-operators.   In the three months ended March 31, 2013, we increased overall truck count by 12.0% or 178 versus the three months ended March 31, 2012.

•
Continued growth in our LTL tonnage through increased shipments. LTL shipment counts increased 13.1% in the three months ended March 31, 2013 versus the three months ended March 31, 2012.  We continue to focus on our service quality and anticipate continued improvement in our LTL services.

•
Continued cost containment. As our volume and revenue increases, we expect our costs to increase in line with revenue increases in 2013.  Our operating ratio, the percentage of total operating expenses compared to total operating revenue, improved to 104.1% compared to 105.9% in the three months ended March 31, 2012.  We expect to manage operating costs to continue to grow at a lesser rate than revenue.

The Company, with approval from its bank lender, also has the ability to generate additional liquidity through mortgage-based financing related to its owned properties.

In November 2007, our Board of Directors approved a share repurchase program to repurchase up to 1.3 million shares of our common stock.  This program is intended to be implemented through purchases made in either the open market or through private transactions.  The timing and extent to which we will repurchase shares depends on market conditions, our bank agreement, and other corporate considerations.  We made no open market purchases in 2013 or 2012 and have available approximately 740,300 shares that can be repurchased from this and previous authorizations.  The repurchase program does not have an expiration date.

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

The Company has a secured committed credit facility with an aggregate maximum availability of $50.0 million that matures in March 2015.  The facility provides for the ongoing working capital needs and general corporate purposes required by the Company.  At March 31, 2013, the borrowing base availability under the credit facility was $42.1 million; $25.8 million was borrowed and $6.6 million of standby letters of credit, which are used primarily for our self-insurance programs and legal matters, were issued.  These reduced the availability under our credit facility to $9.7 million.

The obligations under the credit facility are guaranteed by Frozen Food Express Industries, Inc. and certain named subsidiaries and secured by a pledge of substantially all of our assets.  The obligations bear interest as follows: (i) for Base Rate Loans (as defined in the credit facility), at the Base Rate, which for any day is a per annum rate equal to the greater of (a) the Prime Rate for such day; (b) the Federal Funds Rate for such day plus 0.50%; or (c) LIBOR for a 30 day interest period as determined on such day plus 1.0%, plus in each case the Applicable Margin; (ii) for LIBOR Loans (as defined in the credit facility), at LIBOR for the applicable interest period plus the Applicable Margin; or (iii) for any other obligation under the credit facility (including, to the extent permitted by law, interest not paid when due), at the Base Rate in effect from time to time, plus the Applicable Margin for Base Rate Revolver Loans (as defined in the credit facility).  Interest shall accrue from the date the loan is advanced or the obligation is incurred or payable, until paid by the borrowers.  If a loan is repaid on the same day made, one day's interest shall accrue.  We are obligated to comply with certain covenants under the credit facility.  These covenants provide various guidelines and/or restrictions related to inspections, financial information, notices, insurance, subsidiaries, permitted debt and permitted liens.  It also provides for a fixed charge coverage ratio of 1.10 to 1.00 should the availability on the credit line be less than $7.0 million for three consecutive days or less than $6.5 million for any day.  The fixed charge coverage ratio is equal to the ratio, determined for the Company for the most recent twelve-month period, of (a) EBITDA minus certain capital expenditures and cash taxes paid, to (b) fixed charges, which are equal to the sum of (i) interest expense (other than payment-in-kind), (ii) principal payments made on certain borrowed money, (iii) distributions, interest or dividends on equity interests made and (iv) during certain times, depreciation expenses attributable to certain equipment of the Company based upon a 60-month straight-line depreciation schedule.  EBITDA is the Company's net income, calculated before interest expense, provision for income taxes, depreciation and amortization expense, gains or losses arising from the sale of capital assets, gains arising from the write-up of assets, and any extraordinary gains.  If our borrowing base availability drops below $7.0 million for three consecutive days or $6.5 million for any day, we would not be in compliance with this covenant.  Under this circumstance, should we need to utilize a portion of the remaining availability, we would seek a waiver of this covenant requirement from our bank.  We had $9.7 million in availability at March 31, 2013, and we do not anticipate requesting such a waiver in 2013.

The credit facility calls for the Applicable Margin to be determined by the fixed charge ratio for the end of the quarter prior to the current quarter as defined in the Loan and Security Agreement.  The Applicable Margin table, as determined in the Loan and Security Agreement is shown below.  The Company operated at Level IV for the first quarter of 2013.  The Company anticipates that it will continue to operate at Level IV in the short run but could improve to Level III or Level II depending upon our future results of operations in 2013.

Applicable Margin: with respect to any type of loan, the margin set forth below, as determined by the Fixed Charge Coverage Ratio for the last fiscal quarter:

Level	Ratio	Base Rate Revolver Loans (other than Base Rate Equipment Loans)	LIBOR Revolver Loans (other than LIBOR Equipment Loans)	Base Rate Equipment Loans	LIBOR Equipment Loans
I	> 2.00 to 1.00	1.00%	2.00%	1.50%	2.50%
II	> 1.15 to 1.00 and < 2.00 to 1.00	1.25%	2.25%	1.75%	2.75%
III	> 1.00 to 1.00 and < 1.15 to 1.00	1.50%	2.50%	2.00%	3.00%
IV	< 1.00 to 1.00	1.75%	2.75%	2.25%	3.25%

As of March 31, 2013, we were in compliance with the covenants under the credit facility and anticipate our compliance with the covenants under the credit facility, as amended on April 11, 2013, will continue throughout 2013.

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

	(in thousands)
	Three Months Ended March 31,
	2013	2012
Net cash flows used in operating activities	$(4,360)	$(9,275)
Net cash flows provided by investing activities	3,573	5,852
Net cash flows (used in) provided by financing activities	(1,114)	3,853
Borrowings under credit facility	25,839	24,241
Long-term notes payable and capital lease obligations	16,095	8,409

During the three months ended March 31, 2013, cash flows used in operating activities improved compared to the same period in 2012.  This improvement was in part due to the $2.4 million reduction in net loss in the first quarter of 2013 compared to the first quarter of 2012.  Non-cash gains from the sale of equipment were lower as a result of selling fewer units of owned and leased equipment in 2013 than in the prior year.  Partially offsetting these improvements was the non-cash gain on the sale of our equity investment in W&B Service Company, L.P that occurred in the first quarter of 2013.  Primary changes in operating capital included decreases in cash provided by accounts receivable and other current assets that were due to cash collected in the first quarter of 2012 attributable to certain discontinued service offerings and fewer sales of used revenue equipment in the first quarter of 2013, respectively.  Offsetting these was a reduction in cash used for accounts payable due largely to the timing of payments for various operating expenditures.

Cash flows provided by investing activities decreased for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to the reduction in sales of equipment, as mentioned above, combined with a moderate increase in capital expenditures.  Partially offsetting the decrease were the proceeds of $3.2 million from the sale of our equity investment in W&B in the first quarter of 2013.

The primary change in cash flows from financing activities is attributable to the $4.7 million reduction in net borrowings under our credit facility in the first quarter of 2013 compared to the same period in 2012.

The following is a summary of our contractual obligations as of March 31, 2013:

	(in thousands)
Contractual Obligations	Total	2013	2014-2015	2016-2017	After 2017
Letters of credit	$6,587	$4,109	$2,478	$-	$-
Borrowings under credit facility	25,839	-	25,839	-	-
Capital lease obligations, including interest	2,828	416	1,110	1,302	-
Notes payable, including interest	21,198	2,880	6,911	5,384	6,023
Operating lease obligations
Rentals	121,670	33,092	63,431	15,316	9,831
Residual guarantees	31,505	4,943	16,824	9,022	716
	$209,627	$45,440	$116,593	$31,024	$16,570

As of March 31, 2013, we had no purchase obligations that are commitments for equipment replacement.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had leased 1,549 tractors and 2,027 trailers under operating leases as well as seven service centers with 10,000 square feet or more, with varying termination dates ranging from January 2014 through May 2024 and total obligations of $121.7 million.  Rent expense related to operating leases involving vehicles during the first quarters of 2013 and 2012 was $12.2 million and $10.2 million, respectively.  In general, the equipment lease renewal terms include month-to-month extensions at the current lease payment terms, purchase options at fair market value or an early buy-out option on certain tractor leases.  These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.  As of March 31, 2013, we maintained $6.6 million in standby letters of credit related to self-insured programs and legal matters.  These standby letters of credit allow the Company to self-insure a portion of its insurance exposure.

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

                    In addition to inflation, fluctuations in fuel prices can affect our profitability. We require substantial amounts of fuel to operate our tractors and power the temperature-control units on our trailers. Most of our contracts with customers contain fuel surcharge provisions. Although we historically have been able to pass through most long-term increases in fuel prices and related taxes to our customers in the form of surcharges and higher rates, such increases usually are not fully recovered due to empty miles and refrigeration unit fuel usage.  Fuel cost related to the refrigeration units is only minimally offset by a fuel surcharge.  We do not currently hedge our exposure to fuel prices through financial derivatives.

Seasonality

                   Our temperature-controlled TL operations are affected by seasonal changes. The growing seasons for fruits and vegetables in Florida, California and Texas typically create increased demand for trailers equipped to transport cargo requiring refrigeration. Our LTL operations are also impacted by the seasonality of certain commodities. LTL shipment volume during the winter months is normally lower than other months. Shipping volumes of LTL freight are usually highest from July through October.  LTL volumes also tend to increase in the weeks before holidays such as Easter, Halloween, Thanksgiving and Christmas when significant volumes of food and candy are transported.

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

Property and Equipment.  The transportation industry is capital intensive.  Our net property and equipment was $52.6 million as of March 31, 2013 and $54.7 million as of December 31, 2012.  Our depreciation expense was $2.9 million for the three months ended March 31, 2013, which includes $0.1 million related to assets financed under capital leases, and $3.1 million for the same period in 2012, including $0.1 million related to capital leases.  Depreciation is computed based on the cost of the asset, reduced by its estimated residual value, using the straight-line method for financial reporting purposes.  Accelerated methods are used for income tax reporting purposes.  Additions and improvements to property and equipment are capitalized at cost.  Maintenance and repair expenditures are charged to operations as incurred.  Gains and losses on disposals of revenue equipment are included in operations as they are a normal, recurring component of our operations.  We have minimal risk to the used equipment market as the majority of our tractors have a pre-arranged trade-in value typically at the end of 42 months, which is utilized as the residual value in computing depreciation expense.

Impairment of Assets.  Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less the costs to sell.  A significant portion of our total assets are concentrated within accounts receivable and property, plant and equipment.  There are several factors that cause the Company to believe that these asset categories, in particular, are not impaired.  As discussed above, accounts receivable are regularly monitored and assessed for collectability.  Any customer accounts that are considered at-risk are reserved in the allowance for doubtful accounts.  Property, plant and equipment, is comprised mostly of land, buildings and improvements, revenue and service equipment; and computers, software and related equipment.  Revenue and service equipment poses relatively little risk of becoming impaired, as the current resale market for such equipment is currently favorable to sellers.  Our computers, software and related equipment are fully utilized for their intended purpose and depreciated over reasonable terms.  We believe the buildings and major improvements in our owned facilities are depreciated well below market value due to the age of the asset, as our youngest facility, which is in Atlanta, is six years old.

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

Income Taxes.  The Company records income taxes under the asset and liability method in accordance with US GAAP, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and attributable to operating loss and tax credit carry forwards.  As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes.  These temporary differences result in deferred tax assets and liabilities, which are included in our accompanying consolidated balance sheets.  Deferred tax assets and liabilities are measured using the tax rates enacted by certain tax laws and published guidance expected to apply to taxable income in effect to those years in which the temporary differences are expected to reverse.  To the extent it is determined it is more likely than not  that our deferred tax assets will not be recovered, a valuation allowance must be established for the amount of the deferred tax assets determined not to be realizable.  The determination of whether a deferred tax asset is realizable is based on weighing all available evidence, both positive and negative.  We believe that our assumptions and estimates are reasonable, although actual results may have a positive or negative material impact on the balances of deferred tax assets and liabilities, valuation allowances or net income.  We will apply judgment to determine the amount of valuation allowance, if any, that would be required in any given period.  We will continue to assess whether we will realize all, part, or none of the deferred tax assets.  Due to our operating results for the three months ended March 31, 2013, our valuation allowance, which relates to federal and state deferred tax assets, increased to $18.1 million as of March 31, 2013 compared to $17.1 million at December 31, 2012.  The Company's federal net operating loss carry forward balance is approximately $51.0 million at March 31, 2013 and does not begin to expire until 2028.

RECENT ACCOUNTING PRONOUNCEMENTS

We have reviewed recently issued accounting pronouncements and determined that they do not have a material impact on our consolidated financial statements.

 Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We experience various market risks, primarily from commodity prices and interest rates. These risks have not materially changed between December 31, 2012 and the three months ended March 31, 2013.

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

We are exposed to interest rate risk primarily from our credit facility.  Our credit facility provides for borrowings that bear interest based on LIBOR, plus a certain percentage.  At March 31, 2013 and December 31, 2012 there was $25.8 million and $26.2 million, respectively, outstanding under our current credit facility.

The Company has entered into various master security agreements and a capital lease agreement to finance the purchase of revenue equipment at more favorable fixed rates than through off-balance sheet operating leases.  We are not exposed to interest rate risk related to these agreements as the interest rates are fixed.

As of March 31, 2013, we held no market-risk-sensitive instruments for trading purposes.  For purposes other than trading, we held approximately 110,000 shares of our common stock at a value of $606,000 in a Rabbi Trust investment. Our consolidated financial statements include the assets and liabilities of the Rabbi Trust established to hold the investments of participants in our 401(k) Wrap Plan and for deferred compensation liabilities under our Executive Bonus and Phantom Stock Plan.  Such liabilities are adjusted from time to time to reflect changes in the market price of our common stock.  To the extent the trust assets are invested in our stock, our future compensation expense and income will be impacted by fluctuations in the market price of our stock.

 Item 4.    Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

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

Item 1A.    Risk Factors

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, under the heading "Risk Factors" in Item 1A of that report.  We do not believe there have been any material changes in these risks during the three months ended March 31, 2013.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On November 9, 2007, our Board of Directors renewed our authorization to purchase up to 1,263,900 shares of our common stock.  At March 31, 2013, there were a total of 740,300 remaining authorized shares that could be repurchased.  During the first quarter of 2013, 2,800 shares were repurchased.  The authorization did not specify an expiration date.  Shares may be purchased from time to time on the open market or through private transactions at such times as management deems appropriate.  Purchases may be discontinued by our Board of Directors at any time.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
January 2013	-	$-	-	743,100
February 2013	2,800	1.55	2,800	740,300
March 2013	-	-	-	740,300
Total	2,800	$1.55	2,800	740,300

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

10.1
Third Amendment to Loan and Security Agreement by and among Bank of America, N.A. as agent, the lenders thereto, FFE Transportation Services, Inc., as borrower, and certain of its affiliates, dated as of April 11, 2013 (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following financial statements from Frozen Food Express Industries, Inc. Form 10-Q for the quarter ended March 31, 2013, filed on April 29 2013, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Income,  (iv) Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statement of Shareholder's Equity and (vi) Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FROZEN FOOD EXPRESS INDUSTRIES, INC.
(Registrant)

Date: April 29, 2013	/s/	S. Russell Stubbs
S. Russell Stubbs President and Chief Executive Officer (Principal Executive Officer)

Date: April 29, 2013	/s/	John McManama
John McManama Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Restated Articles of Incorporation of Frozen Food Express Industries, Inc. (filed as Exhibit 3(i) to Registrant Current Report on Form 8-K filed on May 29, 2007 and incorporated herein by reference).

3.2
 Amended and Restated Bylaws of Frozen Food Express Industries, Inc., as amended (filed as Exhibit 99.1 to Registrant's Current Report on Form 8-K filed on March 3, 2011 and incorporated herein by reference).

10.1
Third Amendment to Loan and Security Agreement by and among Bank of America, N.A. as agent, the lenders thereto, FFE Transportation Services, Inc., as borrower, and certain of its affiliates, dated as of April 11, 2013 (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following financial statements from Frozen Food Express Industries, Inc. Form 10-Q for the quarter ended March 31, 2013, filed on April 29 2013, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Income, (iv) Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statement of Shareholder's Equity and (vi) Notes to Consolidated Condensed Financial Statements.