Form 10-Q
period 2013-06-30
FROZEN FOOD EXPRESS INDUSTRIES INC
filed 2013-07-30
CIK 39273

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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
Large accelerated filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes      ☒ No

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Class	Number of Shares Outstanding
Common stock, $1.50 par value	18,175,818 at July 22, 2013

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Balance Sheets
(Unaudited and in thousands, except per-share amounts)

Assets	June 30, 2013	December 31, 2012
Current assets
Cash and cash equivalents	$935	$2,907
Accounts receivable, net of allowance for doubtful accounts of
$1,067 and $1,565, respectively	44,189	40,069
Tires on equipment in use, net	9,042	8,176
Equipment held for sale	41	832
Other current assets	8,950	7,840
Total current assets	63,157	59,824

Property and equipment, net	49,052	54,680
Deferred income taxes	3,039	3,039
Other assets	4,061	6,096
Total assets	$119,309	$123,639

Liabilities and Shareholders' Equity
Current liabilities
Accounts payable	$29,563	$26,178
Insurance and claims accruals	9,137	10,033
Accrued payroll and deferred compensation	3,800	3,951
Accrued liabilities	1,288	1,429
Current maturities of notes payable and capital lease obligations	3,157	3,040
Deferred income taxes	2,727	2,727
Total current liabilities	49,672	47,358

Borrowings under credit facility	26,049	26,215
Long-term notes payable and capital lease obligations	15,254	16,891
Insurance and claims accruals	5,604	4,904
Total liabilities	96,579	95,368

Shareholders' equity
Common stock, $1.50 par value per share; 75,000 shares authorized;
18,572 shares issued	27,858	27,858
Additional paid-in capital	678	1,165
Accumulated other comprehensive loss	(76)	(79)
Retained earnings	658	6,516
Total common shareholders' equity	29,118	35,460
Treasury stock (972 and 1,026 shares), at cost	(6,388)	(7,189)
Total shareholders' equity	22,730	28,271
Total liabilities and shareholders' equity	$119,309	$123,639

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Operations
 (Unaudited and in thousands, except per-share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Total operating revenue	$102,436	$95,705	$200,267	$183,640
Operating expenses
Salaries, wages and related expenses	29,367	28,078	58,374	57,303
Purchased transportation	22,056	16,487	41,702	32,320
Fuel	17,396	19,752	36,345	38,769
Supplies and maintenance	13,768	12,362	26,721	24,766
Revenue equipment rent	11,798	10,302	23,998	20,514
Depreciation	2,728	2,908	5,610	5,967
Communications and utilities	1,099	1,243	2,106	2,176
Claims and insurance	3,793	1,864	7,205	3,769
Operating taxes and licenses	997	1,065	1,957	2,152
Gain on sale of property and equipment	(301)	(777)	(567)	(2,537)
Miscellaneous	1,314	864	2,425	2,097
Total operating expenses	104,015	94,148	205,876	187,296
(Loss) income from operations	(1,579)	1,557	(5,609)	(3,656)

Interest and other (income) expense
Interest expense	543	398	1,169	769
Equity in loss (earnings) of limited partnership	-	(97)	10	(332)
Gain on sale of investment in limited partnership	-	-	(1,649)	-
Other	440	129	626	371
Total interest and other (income) expense	983	430	156	808
(Loss) income before income taxes	(2,562)	1,127	(5,765)	(4,464)
Income tax expense	41	56	93	114
Net (loss) income	$(2,603)	$1,071	$(5,858)	$(4,578)

Net (loss) income per share of common stock
Basic	$(0.14)	$0.06	$(0.33)	$(0.26)
Diluted	$(0.14)	$0.06	$(0.33)	$(0.26)
Weighted average shares outstanding
Basic	18,028	17,872	17,976	17,799
Diluted	18,028	17,872	17,976	17,799

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Comprehensive Income (Loss)
 (Unaudited and in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net (loss) income	$(2,603)	$1,071	$(5,858)	$(4,578)
Other comprehensive income:
Change in postretirement benefits transition obligation	1	4	3	4
Total other comprehensive income	1	4	3	4
Comprehensive (loss) income	$(2,602)	$1,075	$(5,855)	$(4,574)

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Statements of Cash Flows
 (Unaudited and in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(5,858)	$(4,578)
Non-cash items included in net loss
Gain on sale of property and equipment	(567)	(2,537)
Depreciation and amortization	7,025	7,727
Provision for losses on accounts receivable	(60)	(416)
Deferred compensation	104	246
Equity in loss (earnings) of limited partnership	10	(332)
Gain on sale of investment in limited partnership	(1,649)	-
Change in operating assets and liabilities
Accounts receivable	(4,060)	2,388
Tires on equipment in use	(2,041)	(2,248)
Other current assets	(1,151)	(2,194)
Other assets	65	(43)
Accounts payable	3,368	(4,133)
Insurance and claims accruals	(196)	(2,648)
Accrued liabilities, payroll and other	(75)	(267)
Net cash used in operating activities	(5,085)	(9,035)

Cash flows from investing activities
Expenditures for property and equipment	(1,655)	(1,073)
Proceeds from sale of property and equipment	3,094	7,219
Cash distributions from investments	180	312
Proceeds from sale of investment in limited partnership	3,184	-
Net cash provided by investing activities	4,803	6,458

Cash flows from financing activities
Proceeds from borrowings under credit facility	52,055	50,656
Payments against borrowings under credit facility	(52,220)	(46,285)
Proceeds from notes payable and capital lease obligations	28	31
Repayments of notes payable and capital lease obligations	(1,548)	(951)
Income tax expense of stock-based awards	-	(92)
Purchases of treasury stock	(5)	(4)
Net cash (used in) provided by financing activities	(1,690)	3,355
Net (decrease) increase in cash and cash equivalents	(1,972)	778
Cash and cash equivalents at beginning of period	2,907	1,048
Cash and cash equivalents at end of period	$935	$1,826

Supplemental disclosure of cash flow information:
Interest paid	$390	$399

See accompanying notes to consolidated condensed financial statements.

 Frozen Food Express Industries, Inc. and Subsidiaries
Consolidated Condensed Statement of Shareholders' Equity
 (Unaudited and in thousands)

	Common Stock		Additional
	Shares	Par	Paid-in	Retained	Accumulated Other	Treasury Stock
	Issued	Value	Capital	Earnings	Comprehensive Loss	Shares	Cost	Total
January 1, 2013	18,572	$27,858	$1,165	$6,516	$(79)	1,026	$(7,189)	$28,271
Net loss	-	-	-	(5,858)	-	-	-	(5,858)
Treasury stock reacquired	-	-	-	-	-	4	(5)	(5)
Retirement plans	-	-	(16)	-	3	(4)	25	12
Restricted stock	-	-	(471)	-	-	(54)	781	310
June 30, 2013	18,572	$27,858	$678	$658	$(76)	972	$(6,388)	$22,730

See accompanying notes to consolidated condensed financial statements.

Frozen Food Express Industries, Inc. and Subsidiaries
Notes to Consolidated Condensed Financial Statements
Six Months Ended June 30, 2013
  (Unaudited)

1.    Basis of Presentation

The accompanying unaudited consolidated condensed financial statements include Frozen Food Express Industries, Inc., a Texas corporation, and our subsidiary companies, all of which are wholly-owned (collectively, the "Company").  Our statements have been prepared by management in accordance with generally accepted accounting principles in the United States of America ("US GAAP") for interim financial statements, and therefore do not include all information and disclosures required by US GAAP for complete financial statements.  In the opinion of management, such statements reflect all adjustments consisting of normal recurring adjustments considered necessary to fairly present our consolidated financial position, results of operations, comprehensive income, shareholders' equity and cash flows for the interim periods presented. The results of operations for any interim period do not necessarily indicate the results for the full year.  The unaudited interim consolidated condensed financial statements should be read with reference to the consolidated financial statements and notes to consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012, (our "2012 Form 10-K").  All intercompany balances and transactions have been eliminated in consolidation.

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

3.    Long-term Debt

Long-term debt consisted of the following:

	(in thousands)
	June 30, 2013	December 31, 2012
Borrowings under credit facility	$26,049	$26,215
Notes payable	16,111	17,441
Capitalized lease obligations	2,300	2,490
Total long-term debt	44,460	46,146
Less: Current maturities	(3,157)	(3,040)
Total maturities due after one year	$41,303	$43,106

As of June 30, 2013, the Company had a secured committed credit facility with an aggregate availability of $50 million that matures in March 2015.  At June 30, 2013, the borrowing base availability under the credit facility was $44.1 million, $26.0 million was borrowed and $7.4 million of standby letters of credit were issued, which are used primarily for our self-insurance programs and legal matters.  These reduced the availability under our credit facility to $10.7 million.  As of June 30, 2013, loans outstanding under the credit facility were categorized as either LIBOR loans, which had an interest rate of 3.0%, or bank base rate loans, which had an interest rate of 5.0%.

The obligations under the credit facility are guaranteed by Frozen Food Express Industries, Inc. and certain named subsidiaries and secured by a pledge of substantially all of our assets.  The obligations bear interest as follows: (i) for Base Rate Loans (as defined in the credit facility), at the Base Rate, which for any day is a per annum rate equal to the greater of (a) the Prime Rate for such day; (b) the Federal Funds Rate for such day plus 0.50%; or (c) LIBOR for a 30 day interest period as determined on such day plus 1.0%, plus in each case the Applicable Margin; (ii) for LIBOR Loans (as defined in the credit facility), at LIBOR for the applicable interest period plus the Applicable Margin; or (iii) for any other obligation under the credit facility (including, to the extent permitted by law, interest not paid when due), at the Base Rate in effect from time to time, plus the Applicable Margin for Base Rate Revolver Loans (as defined in the credit facility).  Interest shall accrue from the date the loan is advanced or the obligation is incurred or payable, until paid by the borrowers.  If a loan is repaid on the same day made, one day's interest shall accrue.  We are obligated to comply with certain covenants under the credit facility.  The Company was in compliance with all debt covenants as of June 30, 2013.

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

4.    Income Taxes

The Company's income is taxed in the United States of America and various state jurisdictions.  Our federal returns for 2009 and each subsequent year are presently subject to further examination by the Internal Revenue Service.  State returns are filed in most state jurisdictions, with varying statutes of limitations.  Currently, state returns for 2008 and subsequent years are subject to further examination by the respective state jurisdictions.

The Company calculates income taxes in accordance with US GAAP which requires that, for interim periods, we project full-year income and permanent differences between book income and taxable income in order to calculate an effective tax rate for the entire year.  The projected effective tax rate is used to calculate our income tax provision or benefit for the interim periods' year-to-date financial results.  Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years when those temporary differences are expected to reverse. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized.  The calculation of the deferred tax assets and liabilities, as well as the decision not to recognize a tax benefit from an uncertain position and to establish a valuation allowance require management to make estimates and assumptions. We believe that our assumptions and estimates are reasonable, although actual results may have a positive or negative material impact on the balances of deferred tax assets and liabilities, valuation allowances or net income (loss).  Only the assumptions and estimates for the calendar year 2013 are used to determine the reasonableness of the Company's deferred tax assets and liabilities as of June 30, 2013.  Due to the operating results in the first half of 2013, an adjustment to our valuation allowance was determined to be necessary.  Therefore, for the six months ended June 30, 2013, the Company increased its valuation allowance by $1.7 million, bringing the total valuation allowance relating to federal and state deferred tax assets to $18.8 million.

For the six months ended June 30, 2013, our effective tax rate was (1.6)% compared to (2.6)% for the same period in 2012.  Due to the valuation allowance, any federal tax expense or benefit generated in 2013 will have no net effect on the income tax provision.  The tax expense recorded for the six months ended June 30, 2013 relates solely to state tax expense.

5.    (Loss) income per common share

Basic and diluted (loss) income per common share was computed as follows:

	(in thousands, except per share amounts)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Net (loss) income	$(2,603)	$1,071	$(5,858)	$(4,578)

Denominator:
Basic-weighted average shares	18,028	17,872	17,976	17,799
Effect of dilutive stock options	-	-	-	-
Diluted-weighted average shares	18,028	17,872	17,976	17,799

Basic (loss) income per common share	$(0.14)	$0.06	$(0.33)	$(0.26)
Diluted (loss) income per common share	$(0.14)	$0.06	$(0.33)	$(0.26)

                        During the three months ended June 30, 2013 and 2012, options totaling 305,000 and 400,000 shares, respectively, were outstanding but were not included in the calculation of diluted weighted average shares, as their effect would be anti-dilutive.  During the six months ended June 30, 2013 and 2012, options totaling 315,000 and 381,000 shares, respectively, were not included in the calculation of diluted weighted average shares, as their effect would be anti-dilutive.  As of June 30, 2013 and 2012, the Company has outstanding 498,000 and 527,000 non-vested shares, respectively, which have a contractual participation right to share in current dividends and voting rights.  These non-vested shares are included in basic weighted average shares outstanding.

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

During the period from January 1, 2013 through February 27, 2013, our equity in the earnings of W&B was a loss of $10,000, after final adjustments.  During the three and six months ended June 30, 2012, our equity in the earnings of W&B was $97,000 and $332,000, respectively.  Cash distributions to us from W&B's earnings during the six months ended June 30, 2013 and 2012 were $180,000 and $312,000, respectively.

During the period from January 1, 2013 through February 27, 2013, the Company made no purchases from W&B for trailers or refrigeration units.  During the three and six months ended June 30, 2012, we did not make any such purchases from W&B.  The Company also utilizes W&B to provide routine maintenance and warranty repair of trailers and refrigeration units.  During the period from January 1, 2013 through February 27, 2013, W&B invoiced the Company $129,000 for maintenance and repair services, accessories and parts.  During the three and six months ended June 30, 2012, W&B invoiced us $359,000 and $899,000, respectively, for these services and related items.

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

9.    Subsequent Events

 Agreement and Plan of Merger with Duff Brothers Capital Corporation
On July 12, 2013, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Duff Brothers Capital Corporation ("Parent"), and Duff Brothers Subsidiary, Inc., a direct, wholly owned subsidiary of Parent ("Merger Sub").  Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Parent has commenced a tender offer (the "Offer") to acquire all of the outstanding shares of common stock, par value $1.50 per share, of the Company (the "Common Stock") not already owned by Parent or its affiliates at a purchase price of $2.10 per share, net to the seller thereof in cash (the "Offer Price"), without interest and subject to any required withholding of taxes.
The Merger Agreement provides that after consummation of the Offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the "Merger") and the Company will become an indirect, wholly-owned subsidiary of Parent. In the Merger, each outstanding share of Company Common Stock that was not tendered pursuant to the Offer (other than shares of Common Stock owned by the Company, Parent or Merger Sub or any of their affiliates or shares held by shareholders who properly demand appraisal) will be converted into the right to receive cash in an amount equal to the Offer Price.
All outstanding non-vested shares under the Company's restricted stock plans will be permitted to tender into the Offer. All restricted stock awards, whether or not tendered into the Offer, will automatically accelerate and vest immediately prior to the offer acceptance time. All performance-based restricted stock awards were cancelled immediately prior to entering into the Merger Agreement. Any outstanding stock options with an exercise price greater than or equal to the Offer Price will be cancelled at the effective time of the Merger. All outstanding stock options are anticipated to be cancelled.
Fourth Amendment to Loan and Security Agreement
On July 12, 2013, FFE Transportation Services, Inc., Lisa Motor Lines, Inc., Conwell Corporation, and FFE Logistics, Inc. (the "Borrowers"), and the Company and certain of its subsidiaries (the "Guarantors"), executed the Fourth Amendment (the "Credit Agreement Amendment") to the Company's secured committed credit facility (as amended, the "Credit Agreement").
Under the Credit Agreement, the Company was required to meet a minimum fixed charge coverage ratio if the borrowing availability fell below $7 million at any point in time. The Credit Agreement Amendment amends the Credit Agreement such that the Company must meet a minimum fixed charge coverage ratio if (i) as of any date from the closing date of the Credit Agreement through and including September 30, 2013, the availability is less than $6 million for a period of three consecutive days or is less than $5.5 million for any day; (ii) as of any date from October 1, 2013 through and including December 31, 2013, the availability is less than $7 million for a period of three consecutive days or is less than $6.5 million for any day; (iii) as of any date from January 1, 2014 through and including March 31, 2014 the availability is less than $9 million; or (iv) as of any date on or after April 1, 2014, the availability is less than $10 million. Each availability amount is subject to certain adjustments related to the sale of real estate by the Borrowers.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited consolidated condensed financial statements and our 2012 Form 10-K.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those included in Part II, Item 1A of this Quarterly Report on Form 10-Q or in Part I, Item 1A of our 2012 Form 10-K.  We do not assume, and specifically disclaim, any obligation to update any forward-looking statement contained in this report.

Note regarding Proposed Merger with Duff Brothers Capital Corporation

As further described in Part II, Item 5 of this Quarterly Report on Form 10-Q, on July 12, 2013, Frozen Food Express Industries, Inc., entered into an Agreement and Plan of Merger (the "Merger Agreement") with Duff Brothers Capital Corporation ("Parent") and Duff Brothers Subsidiary, Inc., a direct, wholly owned subsidiary of Parent ("Merger Sub").  Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Parent has commenced a tender offer (the "Offer") to acquire all of the outstanding shares of common stock of the Company not already owned by Parent or its affiliates at a purchase price of $2.10 per share, net to the seller thereof in cash.  The Merger Agreement provides that after consummation of the Offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company and the Company will become an indirect, wholly-owned subsidiary of Parent.

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

The trucking industry continues to be challenged by operating costs increasing at a faster rate than pricing due, in part, to increased government regulations and recruiting and retention costs related to driver shortages.  The Company continues to focus on holding its pricing yields gained throughout 2012 and improving upon them in 2013.  This has resulted in continued improvement in both LTL revenue per hundredweight and TL revenue per mile in the second quarter of 2013 versus the same quarter in 2012, despite some weakening in the industry that has hampered some anticipated revenue and yield improvements.  Though a driver shortage continues throughout the industry, enhanced recruitment efforts provided a significant increase in our pool of owner operators, and our FFE Driver Academy continues to provide a reliable supply of well-trained drivers, as well as support the development of our water transport services.  These efforts have allowed the Company to provide new, higher yield service offerings and improve our service standards across all operations.  This attention to service contributed to steady increases in LTL tonnage and allowed us to maintain previous levels in TL billed miles.  As a result of our high service standards, a continuing capacity shortage in the industry and mounting service requirements, pricing has been maintained at improved levels throughout the second quarter of 2013 versus the same period of 2012.

In 2012, the Company emphasized renewal of its fleet of tractors, aggressively expanded its pool of owner operators and pushed revenue growth initiatives.   These efforts have continued into 2013 and for the second quarter of this year, resulted in revenue growth of $6.7 million, or 7.0%, compared to the second quarter of 2012.  The majority of the growth in revenue came from the Company's LTL services, which grew 16.6% over the second quarter of 2012.  More moderate increases in TL linehaul services were reduced by lower dedicated fleet service revenue, keeping total TL revenue almost flat, quarter-over-quarter.  Fuel surcharge revenue increased a modest $0.5 million in the second quarter of 2013 compared to the same period in 2012, primarily due to an increase in the number of LTL shipments this quarter versus 2012.  Fuel surcharges are used to partially offset the higher cost of tractor fuel, but provide minimal offset to higher fuel costs related to our refrigeration units.  Additionally, fuel surcharges do not offset other escalating costs, such as those related to equipment, government regulations, such as the Compliance Safety Accountability ("CSA") program, or higher driver recruiting and retention costs.  Although it has not historically been a significant component of total operating revenue, equipment rental comprised $1.0 million of the overall growth in revenue during the second quarter of 2013, due to the increasing number of owner-operators.

Although the Company benefitted from continued revenue growth, the second quarter of 2013 proved to be challenging from an operating expense perspective.  Operating expenses as a percentage of total operating revenue, or "operating ratio," increased to 101.5% in the second quarter of 2013, compared to 98.4% for the same period in 2012.
Results of Operations

For the second quarter of 2013, our total operating revenue increased by $6.7 million, or 7.0%, to $102.4 million compared to $95.7 million for the same period in 2012.  Our total operating revenue, net of fuel surcharges, increased $6.3 million, or 8.2%, to $82.6 million compared to $76.3 million in the same period in 2012.  The overall fleet's weekly average trucks in service grew in the second quarter of 2013 by 169 trucks, or 11.4%, compared to the same period in 2012.  The revenue growth was driven primarily by a $5.2 million, or 16.6%, increase from LTL services due to a 7.8% increase in our average LTL revenue per hundredweight from $14.29 to $15.40 and an 11.8% increase in the number of LTL shipments.  Dedicated services revenue declined $1.0 million primarily as a result of the decision to shift additional trucks to our LTL and TL services.   Brokerage and logistics revenue was relatively flat due to a decrease in water services for existing oil field customers offsetting additional revenue gained by adding new customers in this service offering.  Our enhanced recruitment efforts for owner operators grew our pool of available drivers and increased equipment rental revenues in the second quarter of 2013 by $1.0 million, or 108.0%, compared to the same period in 2012.  Truckload total revenue per loaded mile increased 2.9% to $1.77 in the second quarter 2013 compared to $1.72 in the same period of 2012.  As a result of emphasizing enhanced services to certain customers, our empty mile ratio increased slightly to 12.9% this quarter compared to 12.0% during the same period last year.

The increase in operating expenses in the second quarter of 2013 compared to the same period in 2012 is primarily influenced by variable costs associated with transporting freight for our customers and fixed costs related to salaried operations personnel, facilities and equipment.  Costs that are more variable in nature include fuel expense, driver-related expenses such as wages, benefits, recruitment and training, and owner operator costs, which are recorded under purchased transportation.  Expenses that have both fixed and variable components include maintenance, tire expense and our total cost of insurance and claims.  These expenses generally vary with the miles we drive, but also have a controllable component based on safety, fleet age, efficiency and other factors.  Our primary fixed costs relate to the acquisition and financing of long-term assets, such as revenue equipment and service centers.  In the second quarter of 2013, purchased transportation increased $5.6 million, or 33.8% compared to the same period in 2012 due largely to the increase in the number of owner operators utilized in our operations.  Other significant factors include a $1.9 million increase in insurance and claims expense above historical levels due to certain large claims settled in the second quarter of 2013 and the $1.5 million increase in revenue equipment rent attributable to both an increase in leased, rather than purchased, units and an increased cost per leased unit.  Although certain factors affecting our expenses are beyond our control, we monitor them closely and attempt to anticipate changes in these factors to help us manage our business.  For example, fuel prices fluctuated dramatically and quickly at various times during the last several years.  We manage our exposure to changes in fuel prices primarily through fuel surcharge programs with our customers, as well as through volume fuel purchasing arrangements with national fuel centers and bulk purchases of fuel at our service centers.  To help further reduce fuel expense, we manage the maximum rate of speed and, using anti-idling devices on most tractors, monitor tractor engine efficiency through controlling cab temperatures when idle.  In addition, we anticipate new technology that has been deployed will contribute to improved management of out of route miles and other factors that influence fuel costs.

As a result of the increases in expenses described above, our operating ratio was 101.5% for the second quarter of 2013 compared to 98.4% in the same period of 2012.  Our net loss per basic and diluted share was $0.14 in the second quarter of 2013 compared to net income of $0.06 per basic and diluted share in the second quarter of 2012.

Our business requires substantial, ongoing capital investments, particularly for new tractors and trailers.  At June 30, 2013, we had $26.0 million borrowed under our credit facility and $22.7 million in stockholders' equity.  In the second quarter of 2013, we added revenue equipment of $0.5 million that was primarily funded with proceeds from long-term notes payable financed through large capital financing institutions.  We recognized a gain of $0.3 million on the disposition of used equipment, compared to a gain of $0.8 million for the quarter ended June 30, 2012.  Proceeds from revenue equipment sales were $1.7 million for the quarter.  We estimate that capital expenditures, net of proceeds from dispositions, should not exceed $1.5 million in 2013.   During the second quarter of 2013, we also incurred revenue equipment rent of $11.8 million compared to $10.3 million in the same period of 2012, as we lease many of our trucks and trailers.

                        The following table summarizes and compares the significant components of revenue and presents our operating ratio and revenue per truck per week for each of the three and six month periods ended June 30:

	Three Months		Six Months
Revenue from (a)	2013	2012	2013	2012
Temperature-controlled services	$29,082	$27,320	$57,218	$51,822
Dry-freight services	4,950	5,617	11,118	11,062
Total truckload linehaul services	34,032	32,937	68,336	62,884
Dedicated services	3,699	4,719	7,304	9,555
Total truckload	37,731	37,656	75,640	72,439
Less-than-truckload linehaul services	36,325	31,148	69,683	59,454
Fuel surcharges	19,833	19,362	39,644	37,156
Brokerage and logistics services	6,569	6,588	11,793	12,704
Equipment rental	1,978	951	3,507	1,887
Total operating revenue	102,436	95,705	200,267	183,640

Operating expenses	104,015	94,148	205,876	187,296
(Loss) income from operations	$(1,579)	$1,557	$(5,609)	$(3,656)
Operating ratio (b)	101.5%	98.4%	102.8%	102.0%

Total truckload revenue	$37,731	$37,656	$75,640	$72,439
Less-than-truckload linehaul revenue	36,325	31,148	69,683	59,454
Total linehaul and dedicated services revenue	$74,056	$68,804	$145,323	$131,893

Weekly average trucks in service	1,656	1,487	1,657	1,487
Revenue per truck per week (c)	$3,440	$3,559	$3,392	$3,411

Computational notes:
(a)	Revenue and expense amounts are stated in thousands of dollars.
(b)	Operating expenses divided by total operating revenue.
(c)	Average daily revenue times seven divided by weekly average trucks in service.

                The following table summarizes and compares selected statistical data relating to our freight operations for each of the three and six month periods ended June 30:

	Three Months		Six Months
Truckload	2013	2012	2013	2012
Total linehaul miles (a)	22,057	21,792	45,066	42,342
Loaded miles (a)	19,214	19,185	39,356	37,341
Empty mile ratio (b)	12.9%	12.0%	12.7%	11.8%
Linehaul revenue per total mile (c)	$1.54	$1.51	$1.52	$1.49
Linehaul revenue per loaded mile (d)	$1.77	$1.72	$1.74	$1.68
Linehaul shipments (a)	21.9	21.0	43.9	40.6
Loaded miles per shipment (e)	878	913	897	920
Less-than-truckload
Hundredweight (a)	2,358,508	2,179,967	4,559,406	4,183,502
Shipments (a)	80.2	71.7	156.1	138.8
Linehaul revenue per hundredweight (f)	$15.40	$14.29	$15.28	$14.21
Linehaul revenue per shipment (g)	$453	$434	$447	$428
Average weight per shipment (h)	2,941	3,040	2,922	3,014

Computational notes:
(a)	In thousands.
(b)	Total truckload linehaul miles less truckload loaded miles divided by total truckload linehaul miles.
(c)	Revenue from truckload linehaul services divided by truckload total linehaul miles.
(d)	Revenue from truckload linehaul services divided by truckload loaded miles.
(e)	Total truckload loaded miles divided by number of truckload linehaul shipments.
(f)	LTL revenue divided by LTL hundredweight.
(g)	LTL revenue divided by number of LTL shipments.
(h)	LTL hundredweight times one hundred divided by number of LTL shipments.

The following table summarizes and compares the makeup of our fleet between company-provided tractors and tractors provided by owner-operators as of June 30:

	2013	2012
Total company tractors available for freight operations	1,281	1,315
Total owner-operator tractors available for freight operations	415	260
Total tractors available for freight operations	1,696	1,575
Total trailers available for freight operations	2,858	2,914

Comparison of Three Months Ended June 30, 2013 to Three Months Ended June 30, 2012

The following table sets forth revenue, operating income, operating ratios and revenue per truck per week and the dollar and percentage changes of each:

Revenue from (a)	2013	2012	Change 2013 vs. 2012	Percentage Change 2013 vs. 2012
Temperature-controlled services	$29,082	$27,320	$1,762	6.4%
Dry-freight services	4,950	5,617	(667)	(11.9)
Total truckload linehaul services	34,032	32,937	1,095	3.3
Dedicated services	3,699	4,719	(1,020)	(21.6)
Total truckload	37,731	37,656	75	0.2
Less-than-truckload linehaul services	36,325	31,148	5,177	16.6
Fuel surcharges	19,833	19,362	471	2.4
Brokerage and logistics services	6,569	6,588	(19)	(0.3)
Equipment rental	1,978	951	1,027	108.0
Total operating revenue	102,436	95,705	6,731	7.0

Operating expenses	104,015	94,148	9,867	10.5
(Loss) income from operations	$(1,579)	$1,557	$(3,136)	(201.4)%
Operating ratio (b)	101.5%	98.4%

Total truckload revenue	$37,731	$37,656	$75	0.2%
Less-than-truckload linehaul revenue	36,325	31,148	5,177	16.6
Total linehaul and dedicated services revenue	$74,056	$68,804	$5,252	7.6%

Weekly average trucks in service	1,656	1,487	169	11.4%
Revenue per truck per week (c)	$3,440	$3,559	$(119)	(3.4)%

Computational notes:
(a)	Revenue and expense amounts are stated in thousands of dollars.
(b)	Operating expenses divided by total operating revenue.
(c)	Average daily revenue times seven divided by weekly average trucks in service.

                        Total operating revenue for the second quarter of 2013 increased $6.7 million, or 7.0%, compared to the second quarter of 2012.  Contributing to this rise were increases in the number of weekly average trucks in service, the number of shipments for both TL and LTL services, and LTL tonnage, and improved pricing yields.  Total operating revenue, excluding fuel surcharges, increased by $6.3 million, or 8.2%, to $82.6 million compared to $76.3 million during the second quarter of 2012.

For the three months ended June 30, 2013, total TL revenue, excluding fuel surcharges, increased marginally compared to the same period of 2012.  Supported by increased driver count and a larger fleet of trucks in service, TL revenues increased as revenue per loaded mile improved 2.9% and the number of TL shipments grew 4.2%.  This increase was mostly offset by a $1.0 million decrease in dedicated services revenue as certain trucks were redeployed from dedicated services to other more profitable service offerings.  Our empty mile ratio increased some as a result of the makeup of customers requiring us to travel more empty miles.

LTL revenues increased $5.2 million, or 16.6%, in the second quarter of 2013, compared to the same period in 2012.  This increase is due to a 7.8% increase in yield and a total tonnage increase of 8.2%, which was driven by an 11.8% increase in shipments.  These improvements are attributable to the Company's continued focus on providing quality service and an emphasis on sales and marketing efforts in this service offering.

Brokerage and logistics services revenue was relatively flat, quarter-over-quarter, as increases in revenue due to the addition of new brokerage and logistics customers were offset by a decrease of $0.7 million in oil field services revenue.

Equipment rental revenue increased $1.0 million in the second quarter of 2013, compared to the same period of 2012, due to a significant increase in the number of tractors rented to our drivers through the Drive-to-Own program.

Fuel surcharges represent the cost of fuel that we are able to pass along to our customers based upon changes in the Department of Energy's weekly indices.  Overall fuel surcharge revenue increased $0.5 million in the second quarter of 2013, due to the increase in the number of LTL shipments compared to the same period of 2012.

                    The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations and those items as a percentage of revenue:

	(in thousands) Dollar Change	Percentage Change	Percentage of Revenue
	2013 vs. 2012	2013 vs. 2012	2013	2012
Total operating revenue	$6,731	7.0%	100.0%	100.0%

Operating Expenses
Salaries, wages and related expenses	1,289	4.6	28.7	29.3
Purchased transportation	5,569	33.8	21.5	17.2
Fuel	(2,356)	(11.9)	17.0	20.6
Supplies and maintenance	1,406	11.4	13.4	12.9
Revenue equipment rent	1,496	14.5	11.5	10.8
Depreciation	(180)	(6.2)	2.7	3.0
Communications and utilities	(144)	(11.6)	1.1	1.3
Claims and insurance	1,929	103.5	3.7	1.9
Operating taxes and licenses	(68)	(6.4)	1.0	1.1
Gain on sale of property and equipment	476	(61.3)	(0.3)	(0.8)
Miscellaneous	450	52.1	1.3	0.9
Total Operating Expenses	$9,867	10.5%	101.5%	98.4%

Total operating expenses for the second quarter of 2013 increased $9.9 million, or 10.5%, to $104.0 million from $94.1 million in 2012.  The operating ratio increased to 101.5% from 98.4% in 2012 as our total operating expenses increased at a higher rate than our total operating revenue.  Contributing to the increase in operating expenses were higher costs attributable to purchased transportation, claims and insurance expense, revenue equipment rent, supplies and maintenance, and salaries, wages and related expenses, partially offset by a decrease in fuel expense.  Gains from sales of property and equipment were $0.5 million lower in the second quarter of 2013 due to fewer units of equipment being sold in 2013 compared to 2012.

Salaries, wages and related expenses consist of compensation for our employees, including drivers and non-drivers.  It also includes employee-related costs, including the costs of payroll taxes, work-related injuries, group health insurance and other fringe benefits.  The most variable of the salary, wage and related expenses is driver pay, which is affected by the mix of Company drivers and owner-operators in our fleet, as well as the efficiency of our over-the-road operations.  Overall salaries, wages and related expenses increased $1.3 million, or 4.6%. Driver salaries including per diem costs decreased $0.7 million, or 3.9%, primarily due to a decrease in both Company driver headcount and in total Company miles driven.  Non-driver salaries increased $0.9 million, or 11.0%, due to a slight increase in headcount related to growth in the LTL business and salary increases in other operational and administrative areas and severance payments.  Our overall non-driving employee count was 688 at the end of the second quarter of 2013 compared to 674 at the end of the same period in 2012.  Work related injuries cost was up $1.1 million compared to the same period last year due to increases in both claims development and insurance premiums in the second quarter of 2013.

Purchased transportation expense consists of payments to owner-operators for the equipment and services they provide, payments to other motor carriers who handle our brokerage and logistics services and to various railroads for intermodal services.  It also includes fuel surcharges paid to our owner-operators for which we charge our customers.  These expenses are highly variable with revenue and/or the mix of Company drivers versus owner-operators.  The pool of available owner-operators increased 60.2%, on average, as a result of enhanced recruiting efforts.  Purchased transportation expense increased $5.6 million, or 33.8%, in the second quarter of 2013 compared to the same period in 2012.   The portion of our purchased transportation connected with our TL and LTL services increased $4.7 million, excluding fuel surcharges, primarily reflecting the increase in the number of owner-operators utilized during the second quarter of 2013.  Fuel payments to our owner-operators increased $1.2 million in the second quarter of 2013 to $5.6 million due primarily to a greater number of miles driven by these owner-operators.

Fuel expense and fuel taxes decreased by $2.4 million, or 11.9%, to $17.4 million from $19.8 million for the same period in 2012.   Although fuel prices were relatively flat in the three months ended June 30, 2013, the number of gallons of fuel used by the Company was down due to fewer Company miles driven compared to the three months ended June 30, 2012.  We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover a portion of fuel price increases through fuel surcharges and rates to our customers.  Our fuel surcharges apply to tractor fuel burned in loaded miles, but not empty miles, and only minimally apply to fuel used for the refrigeration units.

 Supplies and maintenance expenses primarily consist of repairs, maintenance and tires along with load specific expenses including loading/unloading, tolls, pallets, pickup and delivery and recruiting.  Supplies and maintenance costs increased $1.4 million, or 11.4%, for the second quarter of 2013 compared to the same period in 2012.  An increase in water transport costs of $0.4 million contributed to this increase due to a change in the customer base for this service offering.  Freight handling and driver travel expenses, together increased $0.6 million primarily due to the increase in shipments and miles driven.

Total revenue equipment rent increased $1.5 million, or 14.5%, to $11.8 million from $10.3 million in 2012.  The increase is primarily due to an increase in the average number of tractors under lease during the second quarter of 2013 to 1,523 from 1,307 during the second quarter of 2012 and higher equipment prices.  Due to the continued increase in equipment prices, the average cost of equipment will increase as we replace older equipment with new equipment, which, depending upon the Company's lease versus purchase decisions, could continue to cause equipment rent expense to increase in future periods.

Depreciation relates to owned tractors, trailers, communications units, service centers and other assets. Gains or losses on dispositions of revenue equipment are set forth in a separate line item within our statements of operations. Depreciation expense for the three months ended June 30, 2013 decreased $0.2 million, or 6.2%, compared to the same period in 2012.  Depreciation expense is also dependent upon the mix of Company-owned equipment versus leased equipment.  Future depreciation expense will also be impacted by our leasing decisions.

Claims and insurance expenses consist of the costs of premiums for insurance accruals we make within our self-insured retention amounts, primarily for personal injury, property damage, physical damage and cargo claims.  These expenses will vary and are dependent on the frequency and severity of accidents, our self-insured retention amounts and the insurance market.  Claims and insurance costs increased by $1.9 million, or 103.5%, to $3.8 million from $1.9 million in 2012.  The increase resulted primarily from reserve increases on existing smaller claims and to a lesser extent additional development on certain larger claims, as well as higher insurance premiums incurred to reduce deductibles.  The Company is self-insured for the first $1 million of all losses.  On June 1, 2012, the Company purchased insurance policies to cover almost all losses greater than $1 million up to $50 million.  The policy purchased to cover the $2 million to $10 million layer of losses contains a self-insured corridor of $1 million.  This essentially limits total losses, within the $2 million to $10 million layer, to $1 million in aggregate for any insurance year.  Any loss amounts in excess of $3 million on any claims incurred after May 31, 2012 are fully covered for the amount in excess of $3 million up to $50 million.  These coverages were renewed again on June 1, 2013 except for certain excess coverages, which were renewed until October 1, 2013.  For claims incurred prior to June 1, 2012, the Company is responsible for the first $4 million on personal injury and property damage liability claims and has excess coverage from $4 million to $50 million.  Our self-insured retention exposes us to the possibility of fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, a claim that approaches the maximum self-insured retention level or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

For the three months ended June 30, 2013, our effective tax rate was (1.6)% compared to 5.0% for the same period in 2012.  Due to the valuation allowance, any federal tax expense or benefit generated in 2013 will have no net effect on the income tax provision.  The tax expense recorded for the three months ended June 30, 2013 relates solely to state tax expense.

As a result of factors described above, the Company recognized a net loss of $2.6 million compared to net income of $1.1 million over the same period in 2012.  Our net loss per share in the second quarter of 2013 was $0.14 per diluted share compared to net income of $0.06 per diluted share in the second quarter of 2012.

Comparison of Six Months Ended June 30, 2013 to Six Months Ended June 30, 2012

The following table sets forth revenue, operating income, operating ratios and revenue per truck per week and the dollar and percentage changes of each:

Revenue from (a)	2013	2012	Change 2013 vs. 2012	Percentage Change 2013 vs. 2012
Temperature-controlled services	$57,218	$51,822	$5,396	10.4%
Dry-freight services	11,118	11,062	56	0.5
Total truckload linehaul services	68,336	62,884	5,452	8.7
Dedicated services	7,304	9,555	(2,251)	(23.6)
Total truckload	75,640	72,439	3,201	4.4
Less-than-truckload linehaul services	69,683	59,454	10,229	17.2
Fuel surcharges	39,644	37,156	2,488	6.7
Brokerage and logistics services	11,793	12,704	(911)	(7.2)
Equipment rental	3,507	1,887	1,620	85.9
Total operating revenue	200,267	183,640	16,627	9.1

Operating expenses	205,876	187,296	18,580	9.9
Loss from operations	$(5,609)	$(3,656)	$(1,953)	53.4%
Operating ratio (b)	102.8%	102.0%

Total truckload revenue	$75,640	$72,439	$3,201	4.4%
Less-than-truckload linehaul revenue	69,683	59,454	10,229	17.2
Total linehaul and dedicated services revenue	$145,323	$131,893	$13,430	10.2%

Weekly average trucks in service	1,657	1,487	170	11.4%
Revenue per truck per week (c)	$3,392	$3,411	$(20)	(0.6)%

Computational notes:
(a)	Revenue and expense amounts are stated in thousands of dollars.
(b)	Operating expenses divided by total operating revenue.
(c)	Average daily revenue times seven divided by weekly average trucks in service.

                        Total operating revenue for the first half of 2013 increased $16.6 million, or 9.1%, compared to the first half of 2012.  Contributing to this rise were increases in the number of weekly average trucks in service, the number of shipments for both TL and LTL services, and LTL tonnage, and improved pricing yields.  Total operating revenue, excluding fuel surcharges, increased by $14.1 million, or 9.7%, to $160.6 million compared to $146.5 million during the first half of 2012.

For the six months ended June 30, 2013, total TL revenue, excluding fuel surcharges, increased $3.2 million, or 4.4% to $75.6 million from $72.4 million for the same period of 2012.  Supported by increased driver count and a larger fleet of trucks in service, TL revenues increased as loaded miles grew 5.4%, revenue per loaded mile improved 3.6%, and the number of TL shipments grew 8.1%.  This increase was partially offset by a $2.3 million decrease in dedicated services revenue as certain trucks were redeployed from dedicated services to other more profitable service offerings.  Our empty mile ratio increased to 12.7% from 11.8% as a result of the makeup of customers requiring us to travel more empty miles.

LTL revenues increased $10.2 million, or 17.2%, in the first half of 2013, compared to the same period in 2012.  This increase is due to a 7.5% increase in yield and a total tonnage increase of 9.0%, which was driven by a 12.4% increase in shipments.  These improvements are attributable to the Company's continued focus on providing quality service and an emphasis on sales and marketing efforts in this service offering.

Brokerage and logistics services revenue decreased $0.9 million in the first half of 2013, compared to the same period in 2012, as increases in revenue due to the addition of new brokerage and logistics customers were more than offset as a result of the lost revenue from exiting a customer relationship in the first quarter of 2012 and a decrease of $0.3 million in oil field services revenue.

Equipment rental revenue increased $1.6 million in the first half of 2013, compared to the same period of 2012, due to a significant increase in the number of tractors rented to our drivers through the Drive-to-Own program.

Fuel surcharges represent the cost of fuel that we are able to pass along to our customers based upon changes in the Department of Energy's weekly indices.  Overall fuel surcharge revenue increased $2.5 million in the first half of 2013, due to a combination of increased fuel prices, increased billed miles, and an increase in the number of LTL shipments compared to the same period of 2012.

                   The following table sets forth for the periods indicated the dollar and percentage increase or decrease of the items in our consolidated statements of operations and those items as a percentage of revenue:

	(in thousands) Dollar Change	Percentage Change	Percentage of Revenue
	2013 vs. 2012	2013 vs. 2012	2013	2012
Total operating revenue	$16,627	9.1%	100.0%	100.0%

Operating Expenses
Salaries, wages and related expenses	1,071	1.9	29.1	31.2
Purchased transportation	9,382	29.0	20.8	17.6
Fuel	(2,424)	(6.3)	18.1	21.1
Supplies and maintenance	1,955	7.9	13.3	13.5
Revenue equipment rent	3,484	17.0	12.0	11.2
Depreciation	(357)	(6.0)	2.8	3.2
Communications and utilities	(70)	(3.2)	1.1	1.2
Claims and insurance	3,436	91.2	3.6	2.1
Operating taxes and licenses	(195)	(9.1)	1.0	1.2
Gain on sale of property and equipment	1,970	(77.7)	(0.3)	(1.4)
Miscellaneous	328	15.6	1.2	1.1
Total Operating Expenses	$18,580	9.9%	102.8%	102.0%

Total operating expenses for the first half of 2013 increased $18.6 million, or 9.9%, to $205.9 million from $187.3 million in 2012.  The operating ratio increased to 102.8% from 102.0% in 2012 as our total operating expenses increased at a higher rate than our total operating revenue.  Contributing to the increase in operating expenses were higher costs attributable to insurance and claims and revenue equipment rent.  Salaries, wages and related expenses, purchased transportation and fuel were impacted by an increasing mix of owner-operators and, collectively, as a percentage of revenue declined compared to 2012.  Gains from sales of property and equipment were $2.0 million lower in the first half of 2013 partially due to the sale of an owned facility in the first quarter of 2012 and fewer units of equipment being sold in 2013 compared to 2012.

Salaries, wages and related expenses consist of compensation for our employees, including drivers and non-drivers.  It also includes employee-related costs, including the costs of payroll taxes, work-related injuries, group health insurance and other fringe benefits.  The most variable of the salary, wage and related expenses is driver pay, which is affected by the mix of Company drivers and owner-operators in our fleet, as well as the efficiency of our over-the-road operations.  Overall salaries, wages and related expenses increased $1.1 million, or 1.9%, primarily as a result of increased work related injury expense, while driver salaries including per diem costs decreased $0.5 million, or 1.5%, primarily due to a decrease in both Company driver headcount and in total Company miles driven.  Non-driver salaries increased $0.8 million, or 5.2%, due to a slight increase in headcount related to growth in the LTL business and salary increases and severance payments in other operational and administrative areas.  Our overall non-driving employee count was 688 at the end of the first half of 2013 compared to 674 at the end of the same period in 2012.  Group health insurance costs decreased by $0.5 million primarily due to fewer large claims, slightly higher employee contributions and adjustments to plan coverage.  Work related injuries cost was up $1.2 million compared to the same period last year due to increases in both claims development and insurance premiums in the first half of 2013.

Purchased transportation expense consists of payments to owner-operators for the equipment and services they provide, payments to other motor carriers who handle our brokerage and logistics services and to various railroads for intermodal services.  It also includes fuel surcharges paid to our owner-operators for which we charge our customers.  These expenses are highly variable with revenue and/or the mix of Company drivers versus owner-operators.  The pool of available owner-operators increased 53.2%, on average, as a result of enhanced recruiting efforts.  Purchased transportation expense increased $9.4 million, or 29.0%, in the first half of 2013 compared to the same period in 2012.   The portion of our purchased transportation connected with our TL and LTL services increased $7.7 million, excluding fuel surcharges, primarily reflecting the increase in the number of owner-operators utilized during the first half of 2013.  Fuel payments to our owner-operators increased $2.6 million in the first half of 2013 to $10.7 million due to slightly higher fuel prices combined with a greater number of miles driven by these owner-operators.

Fuel expense and fuel taxes decreased by $2.4 million, or 6.3%, to $36.3 million from $38.8 million for the same period in 2012.   Although fuel prices increased slightly in the six months ended June 30, 2013, the decrease in cost was attributable to fewer gallons used by the Company as a result of fewer Company miles driven compared to the six months ended June 30, 2012.  We have fuel surcharge provisions in substantially all of our transportation contracts and attempt to recover a portion of fuel price increases through fuel surcharges and rates to our customers.  Our fuel surcharges apply to tractor fuel used in loaded miles, but not empty miles, and only minimally apply to fuel used for the refrigeration units.

Supplies and maintenance expenses primarily consist of repairs, maintenance and tires along with load specific expenses including loading/unloading, tolls, pallets, pickup and delivery and recruiting.  Supplies and maintenance costs increased $2.0 million, or 7.9%, for the first half of 2013 compared to the same period in 2012 primarily due to an increase in water transport costs of $0.9 million resulting from a change in the customer base of our oil field services business.  Freight handling and driver travel expenses increased a total of $1.1 million primarily due to the increase in shipments and miles driven.

Total revenue equipment rent increased $3.5 million, or 17.0%, to $24.0 million from $20.5 million in 2012.  The increase is primarily due to an increase in the average number of tractors under lease during the first half of 2013 to 1,531 from 1,290 during the first half of 2012 and higher equipment prices.  Due to the continued increase in equipment prices, the average cost of equipment will increase as we replace older equipment with new equipment, which, depending upon the Company's lease versus purchase decisions, could continue to cause equipment rent expense to increase in future periods.

Depreciation relates to owned tractors, trailers, communications units, service centers and other assets. Gains or losses on dispositions of revenue equipment are set forth in a separate line item within our statements of operations. Depreciation expense for the six months ended June 30, 2013 decreased $0.4 million, or 6.0%, compared to the same period in 2012.  Depreciation expense is also dependent upon the mix of Company-owned equipment versus leased equipment.  Future depreciation expense will also be impacted by our leasing decisions.

Claims and insurance expenses consist of the costs of premiums for insurance accruals we make within our self-insured retention amounts, primarily for personal injury, property damage, physical damage and cargo claims.  These expenses will vary and are dependent on the frequency and severity of accidents, our self-insured retention amounts and the insurance market.  Claims and insurance costs for the first six months increased by $3.4 million, or 91.2%, to $7.2 million from $3.8 million in 2012.  The increase resulted from reserve increases on existing, new and cargo claims, as well as higher insurance premiums incurred to reduce deductibles.  The Company is self-insured for the first $1 million of all losses.  On June 1, 2012, the Company purchased insurance policies to cover almost all losses greater than $1 million up to $50 million.  The policy purchased to cover the $2 million to $10 million layer of losses contains a self-insured corridor of $1 million.  This essentially limits total losses, within the $2 million to $10 million layer, to $1 million in aggregate for any insurance year.  Any loss amounts in excess of $3 million on any claims incurred after May 31, 2012, are fully covered for the amount in excess of $3 million up to $50 million.  These coverages were renewed again on June 1, 2013 except for certain excess coverages, which were renewed until October 1, 2013.  For claims incurred prior to June 1, 2012, the Company is responsible for the first $4 million on personal injury and property damage liability claims and has excess coverage from $4 million to $50 million.  Our self-insured retention exposes us to the possibility of fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, a claim that approaches the maximum self-insured retention level or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

On February 27, 2013, the Company sold its 19.9% equity interest in W&B Service Company, L.P. ("W&B") for $3.2 million.  The Company's book value of this equity method investment at the date of sale was $1.6 million, resulting in a gain of $1.6 million during the first quarter of 2013.

For the six months ended June 30, 2013, our effective tax rate was (1.6)% compared to (2.6)% for the same period in 2012.  Due to the valuation allowance, any federal tax expense or benefit generated in 2013 will have no net effect on the income tax provision.  The tax expense recorded for the six months ended June 30, 2013 relates solely to state tax expense.

As a result of factors described above, our net loss increased to $5.9 million compared to a net loss of $4.6 million over the same period in 2012.  Our net loss per share in the first half of 2013 increased to $0.33 per diluted share from a net loss of $0.26 per diluted share in the first half of 2012.

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

The Company's overall cash position did not change substantially between the first and second quarters of 2013.  Increasing costs that have outpaced our revenue growth for the first half of 2013 have made it challenging at times for us to maintain the necessary levels of cash to support our business.  We have reduced our use of cash in operating activities by $4.0 million versus the first half of 2012 and proceeds from the sale of our investment in a limited partnership contributed $3.2 million.  Additionally, sales of equipment predominantly purchased upon expiration of leases exceeded related expenditures by approximately $1.4 million.  We reduced overall debt $1.7 million in the first half of 2013 compared to an overall increase in debt of $3.5 million in the first half of 2012.  To improve the Company's liquidity, we must continue to focus on the following areas for the remainder of 2013 and beyond:

•
Continued yield improvement in our core operations.  In the six months ended June 30, 2013, we averaged a 3.6% improvement in revenue per loaded mile for our TL operations and a 7.5% improvement in revenue per hundredweight for our LTL operations, versus the six months ended June 30, 2012.

•
Continued improvement in our truck count through driver increases provided by our FFE Driver Academy and overall retention efforts and a moderate increase in owner-operators.   In the six months ended June 30, 2013, we increased overall truck count by 11.4% versus the six months ended June 30, 2012.

•
Continued growth in our LTL tonnage through increased shipments. LTL shipment counts increased 12.4% in the six months ended June 30, 2013 versus the six months ended June 30, 2012.  We continue to focus on our service quality and anticipate continued improvement in our LTL services.

•	Increasing cost containment efforts. While we continue to manage costs, increased insurance claims cost offset some of these efforts.

To increase liquidity by allowing access to additional funds, the Company, together with our bank lender, recently amended our credit facility, as discussed below.  In addition, with the approval of our bank lender, we have the ability to generate additional liquidity through mortgage-based financing related to our owned properties.

In November 2007, our Board of Directors approved a share repurchase program to repurchase up to 1.3 million shares of our common stock.  This program is intended to be implemented through purchases made in either the open market or through private transactions.  The timing and extent to which we will repurchase shares depends on market conditions, our bank agreement, and other corporate considerations.  We made no open market purchases in 2013 or 2012 and have available approximately 739,500 shares that can be repurchased from this and previous authorizations.  While the repurchase program does not have an expiration date, we have agreed we will not make any open market purchases until following the termination of the Merger Agreement with Duff Brothers Capital Corporation.

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

The Company has a secured committed credit facility with an aggregate maximum availability of $50.0 million that matures in March 2015.  The facility provides for the ongoing working capital needs and general corporate purposes required by the Company.  At June 30, 2013, the borrowing base availability under the credit facility was $44.1 million; $26.0 million was borrowed and $7.4 million of standby letters of credit, which are used primarily for our self-insurance programs and legal matters, were issued.  These reduced the availability under our credit facility to $10.7 million.

The obligations under the credit facility are guaranteed by Frozen Food Express Industries, Inc. and certain named subsidiaries and secured by a pledge of substantially all of our assets.  The obligations bear interest as follows: (i) for Base Rate Loans (as defined in the credit facility), at the Base Rate, which for any day is a per annum rate equal to the greater of (a) the prime rate for such day; (b) the Federal funds rate for such day plus 0.50%; or (c) LIBOR for a 30 day interest period as determined on such day plus 1.0%, plus in each case the Applicable Margin; (ii) for LIBOR Loans (as defined in the credit facility), at LIBOR for the applicable interest period plus the Applicable Margin; or (iii) for any other obligation under the credit facility (including, to the extent permitted by law, interest not paid when due), at the Base Rate in effect from time to time, plus the Applicable Margin for Base Rate Revolver Loans (as defined in the credit facility).  Interest shall accrue from the date the loan is advanced or the obligation is incurred or payable, until paid by the borrowers.  If a loan is repaid on the same day made, one day's interest shall accrue.  We are obligated to comply with certain covenants under the credit facility.  These covenants provide various guidelines and/or restrictions related to inspections, financial information, notices, insurance, subsidiaries, permitted debt and permitted liens.  It also provides for a fixed charge coverage ratio of 1.10 to 1.00 should the availability on the credit line fall below certain levels for a specified period of time.  On July 12, 2013, the Company, along with our lender, amended our credit facility to change our minimum availability requirements triggering the required fixed coverage ratio as follows:  (a)  through and including September 30, 2013, availability cannot be less than $6.0 million for any period of three consecutive days or less than $5.5 million for any day; (b) from October 1, 2013 through and including December 31, 2013, availability cannot be less than $7.0 million for any period of three consecutive days or less than $6.5 million for any day; (c) from January 1, 2014 through and including March 31, 2014, availability cannot be less than $9.0 million; and (d) as of any date on or after April 1, 2014, availability cannot be less than $10.0 million.  The fixed charge coverage ratio is equal to the ratio, determined for the Company for the most recent twelve-month period, of (a) EBITDA minus certain capital expenditures and cash taxes paid, to (b) fixed charges, which are equal to the sum of (i) interest expense (other than payment-in-kind), (ii) principal payments made on certain borrowed money, (iii) distributions, interest or dividends on equity interests made and (iv) during certain times, depreciation expenses attributable to certain equipment of the Company based upon a 60-month straight-line depreciation schedule.  EBITDA is the Company's net income, calculated before interest expense, provision for income taxes, depreciation and amortization expense, gains or losses arising from the sale of capital assets, gains arising from the write-up of assets, and any extraordinary gains.  If our credit facility availability drops below the levels described above, we would not currently be in compliance with this fixed charge coverage ratio covenant, nor do we expect to be able to meet the fixed charge coverage ratio in the near term.  Under this circumstance, should we need to utilize a portion of the remaining availability, we would seek a waiver of this covenant requirement from our bank.  We had $10.7 million in availability at June 30, 2013, and $9.8 million at July 30, 2013.

The credit facility calls for the Applicable Margin to be determined by the fixed charge coverage ratio for the end of the quarter prior to the current quarter as defined in the Loan and Security Agreement.  The Applicable Margin table, as determined in the credit facility is shown below.  The Company operated at Level IV for the first half of 2013 and anticipates that it will continue to operate at Level IV for the remainder of 2013.

Applicable Margin: with respect to any type of loan, the margin set forth below, as determined by the Fixed Charge Coverage Ratio for the last fiscal quarter:

Level	Ratio	Base Rate Revolver Loans (other than Base Rate Equipment Loans)	LIBOR Revolver Loans (other than LIBOR Equipment Loans)	Base Rate Equipment Loans	LIBOR Equipment Loans
I	> 2.00 to 1.00	1.00%	2.00%	1.50%	2.50%
II	> 1.15 to 1.00 and < 2.00 to 1.00	1.25%	2.25%	1.75%	2.75%
III	> 1.00 to 1.00 and <1.15 to 1.00	1.50%	2.50%	2.00%	3.00%
IV	< 1.00 to 1.00	1.75%	2.75%	2.25%	3.25%

As of June 30, 2013, we were in compliance with the covenants under the credit facility and anticipate our compliance with the covenants under the credit facility, as amended on July 12, 2013, will continue throughout 2013.

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

	(in thousands)
	Six months ended June 30,
	2013	2012
Net cash flows used in operating activities	$(5,085)	$(9,035)
Net cash flows provided by investing activities	4,803	6,458
Net cash flows (used in) provided by financing activities	(1,690)	3,355
Borrowings under credit facility	26,049	24,259
Long-term notes payable and capital lease obligations	15,254	7,890

During the six months ended June 30, 2013, cash flows used in operating activities improved compared to the same period in 2012.  This improvement was primarily the result of changes in operating capital that more than offset the $1.3 million increase in net loss and the non-cash gain on the sale of our equity investment in W&B Service Company, L.P. in the first half of 2013 compared to the first half of 2012.  The Company experienced a reduction in non-cash gains from the sale of equipment, which were lower as a result of selling fewer units of owned and leased equipment in 2013 than in the prior year.  Primary changes in operating capital include a decrease in cash provided by accounts receivable that was due in part to cash collected in the first quarter of 2012 attributable to certain discontinued service offerings.  Offsetting this were reductions in cash used for other current assets due to changes in various prepaid expenses offset by collections of non-trade receivables and a reduction of equipment held for sale; cash used for accounts payable due largely to the timing of payments for various operating expenditures; and cash used for insurance and claims due to increasing reserves in 2013.
Cash flows provided by investing activities decreased for the six months ended June 30, 2013 compared to the same period in 2012 primarily due to the reduction in sales of equipment, as mentioned above, combined with a moderate increase in capital expenditures.  Partially offsetting the decrease were the proceeds of $3.2 million from the sale of our equity investment in W&B in the first quarter of 2013.

The primary change in cash flows from financing activities is attributable to the $4.5 million reduction in net borrowings under our credit facility in the first half of 2013 compared to the same period in 2012, as well as increased payments on notes payable related to leasing a greater number of units of revenue equipment in 2013.

The following is a summary of our contractual obligations as of June 30, 2013:

	(in thousands)
Contractual Obligations	Total	2013	2014-2015	2016-2017	After 2017
Letters of credit	$7,383	$5,908	$1,475	$-	$-
Borrowings under credit facility	26,049	-	26,049	-	-
Capital lease obligations, including interest	2,689	277	1,110	1,302	-
Notes payable, including interest	20,191	1,921	6,903	5,375	5,992
Operating lease obligations
Rentals	110,030	21,453	63,430	15,316	9,831
Residual guarantees	29,595	3,033	16,824	9,022	716
	$195,937	$32,592	$115,791	$31,015	$16,539

As of June 30, 2013, we had $35,000 in purchase obligations that are commitments related to facility and infrastructure costs.  These will be paid in 2013.

Off-Balance Sheet Arrangements

As of June 30, 2013, we had leased 1,541 tractors and 1,868 trailers under operating leases as well as seven service centers with 10,000 square feet or more, with varying termination dates ranging from January 2014 through May 2024 and total obligations of $110.0 million.  Rent expense related to operating leases involving vehicles during the first half of 2013 and 2012 was $24.0 million and $20.5 million, respectively.  In general, the equipment lease renewal terms include month-to-month extensions at the current lease payment terms, purchase options at fair market value or an early buy-out option on certain tractor leases.  These lease agreements require us to pay personal property taxes, maintenance, and operating expenses.  As of June 30, 2013, we maintained $7.4 million in standby letters of credit related to self-insured programs and legal matters.  These standby letters of credit allow the Company to self-insure a portion of its insurance exposure.

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

Property and Equipment.  The transportation industry is capital intensive.  Our net property and equipment was $49.1 million as of June 30, 2013 and $54.7 million as of December 31, 2012.  Our depreciation expense was $5.6 million for the six months ended June 30, 2013, which includes $0.2 million related to assets financed under capital leases, and $6.0 million for the same period in 2012, including $0.2 million related to capital leases.  Depreciation is computed based on the cost of the asset, reduced by its estimated residual value, using the straight-line method for financial reporting purposes.  Accelerated methods are used for income tax reporting purposes.  Additions and improvements to property and equipment are capitalized at cost.  Maintenance and repair expenditures are charged to operations as incurred.  Gains and losses on disposals of revenue equipment are included in operations as they are a normal, recurring component of our operations.  We have minimal risk to the used equipment market as the majority of our tractors have a pre-arranged trade-in value typically at the end of 42 months, which is utilized as the residual value in computing depreciation expense.

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

Insurance and claims.  We are self-insured for a portion of losses relating to workers' compensation, auto liability, general liability, cargo and property damage claims, along with employees' health insurance with varying risk retention levels.  We maintain insurance coverage for per-incident occurrences and in excess of these risk retention levels in amounts we consider adequate based upon historical experience and our ongoing review.  We reserve currently for the estimated cost of the uninsured portion of pending claims.  These reserves are periodically evaluated and adjusted based on our evaluation of the nature and severity of outstanding individual claims and an estimate of future claims development based on historical claims development factors.  The Company accrues for the anticipated legal and other costs to settle the claims currently.  The Company is self-insured for the first $1 million of all losses.  On June 1, 2012, the Company purchased insurance policies to cover almost all losses greater than $1 million up to $50 million.  The policy purchased to cover the $2 million to $10 million layer of losses contains a self-insured corridor of $1 million.  This essentially limits total losses, within the $2 million to $10 million layer, to $1 million in aggregate for any insurance year.  Any loss amounts in excess of $3 million on any claims incurred after May 31, 2012, are fully covered for the amount in excess of $3 million up to $50 million.  These coverages were renewed again on June 1, 2013 except for certain excess coverages, which were renewed until October 1, 2013.  For claims incurred prior to June 1, 2012, the Company is responsible for the first $4 million on personal injury and property damage liability claims and has excess coverage from $4 million to $50 million.  Our self-insured retention exposes us to the possibility of fluctuations in claims expense between periods depending on the frequency, severity and timing of claims and to adverse financial results if we incur large or numerous losses.  In the event of an uninsured claim above our insurance coverage, a claim that approaches the maximum self-insured retention level or an increase in the frequency or severity of claims within our self-insured retention, our financial condition and results of operations could be materially and adversely affected.

Income Taxes.  The Company records income taxes under the asset and liability method in accordance with US GAAP, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and attributable to operating loss and tax credit carry forwards.  As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate.  This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes.  These temporary differences result in deferred tax assets and liabilities, which are included in our accompanying consolidated balance sheets.  Deferred tax assets and liabilities are measured using the tax rates enacted by certain tax laws and published guidance expected to apply to taxable income in effect to those years in which the temporary differences are expected to reverse.  To the extent it is determined it is more likely than not  that our deferred tax assets will not be recovered, a valuation allowance must be established for the amount of the deferred tax assets determined not to be realizable.  The determination of whether a deferred tax asset is realizable is based on weighing all available evidence, both positive and negative.  We believe that our assumptions and estimates are reasonable, although actual results may have a positive or negative material impact on the balances of deferred tax assets and liabilities, valuation allowances or net income.  We will apply judgment to determine the amount of valuation allowance, if any, that would be required in any given period.  We will continue to assess whether we will realize all, part, or none of the deferred tax assets.  Due to our operating results for the six months ended June 30, 2013, our valuation allowance, which relates to federal and state deferred tax assets, increased to $18.8 million as of June 30, 2013 compared to $17.1 million at December 31, 2012.  The Company's federal net operating loss carry forward balance is approximately $51.8 million at June 30, 2013 and does not begin to expire until 2028.

RECENT ACCOUNTING PRONOUNCEMENTS

We have reviewed recently issued accounting pronouncements and determined that they do not have a material impact on our consolidated financial statements.

 Item 3.   Quantitative and Qualitative Disclosures about Market Risk

We experience various market risks, primarily from commodity prices and interest rates. These risks have not materially changed between December 31, 2012 and the six months ended June 30, 2013.

Commodity Price Risk

Our operations are heavily dependent upon fuel prices.  The price and availability can vary and are subject to political, economic and market factors that are beyond our control.  Significant increases in diesel fuel costs could materially and adversely affect our results of operations and financial condition; however, historically, we have been able to recover a portion of diesel fuel price increases from customers in the form of fuel surcharges.  Fuel prices have fluctuated greatly in recent years. In some periods, our operating performance was affected because we were not able to fully offset the impact of higher diesel fuel prices through increased freight rates and fuel surcharges. We cannot predict the extent to which high fuel price levels will continue in the future or the extent to which fuel surcharges could be collected to offset such increases. We do not currently enter into derivative hedging arrangements that protect us against fuel price increases.  Given the volatility in fuel prices and the impact fuel surcharge revenues have on total operating revenue, we often refer to "total operating revenue excluding fuel surcharges" to provide a more consistent basis for comparison of operating revenue without the impact of fluctuating fuel prices.  A 5% increase in the net price per gallon would result in increased fuel costs of approximately $3.6 million, the majority of which we anticipate would be offset by fuel surcharges.

Interest Rate Risk

Our market risk is also affected by changes in interest rates.  We have historically maintained a combination of fixed rate and variable rate obligations to manage our interest rate exposure.  Fixed rates are generally maintained within our lease obligations while variable rates are contained within our credit facility.

We are exposed to interest rate risk primarily from our credit facility.  Our credit facility provides for borrowings that bear interest based on LIBOR, plus a certain percentage.  At June 30, 2013 and December 31, 2012 there was $26.0 million and $26.2 million, respectively, outstanding under our current credit facility.

The Company has entered into various master security agreements and a capital lease agreement to finance the purchase of revenue equipment at more favorable fixed rates than through off-balance sheet operating leases.  We are not exposed to interest rate risk related to these agreements as the interest rates are fixed.

As of June 30, 2013, we held no market-risk-sensitive instruments for trading purposes.  For purposes other than trading, we held approximately 107,000 shares of our common stock at a value of $489,000 in a Rabbi Trust investment. Our consolidated financial statements include the assets and liabilities of the Rabbi Trust established to hold the investments of participants in our 401(k) Wrap Plan and for deferred compensation liabilities under our Executive Bonus and Phantom Stock Plan.  Such liabilities are adjusted from time to time to reflect changes in the market price of our common stock.  To the extent the trust assets are invested in our stock, our future compensation expense and income will be impacted by fluctuations in the market price of our stock.

 Item 4.    Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report.  This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.  There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.  We intend to periodically evaluate our disclosure controls and procedures as required by the Exchange Act Rules.

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

On July 19, 2013, a putative class action lawsuit challenging the Merger, captioned Wheeler v. Frozen Food Express Industries, Inc., Civil Action No. 3:13-CV-2823, was filed in the United States District Court, Northern District of Texas, Dallas Division (the "Wheeler Litigation").  The Wheeler Litigation was subsequently amended on July 24, 2013.  On July 29, 2013, another putative class action lawsuit challenging the Merger, captioned Britvich v. Frozen Food Express Industries, Inc., Civil Action No. 3:13-CV-2943, was filed in the United States District Court, Northern District of Texas, Dallas Division (the "Britvich Litigation" and,  together with the Wheeler Litigation, the "Shareholder Litigation").  The Wheeler Litigation and the Britvich Litigation are substantially identical in their alleged causes of action. The Shareholder Litigation was filed against the Company, the individual members of the board of directors, Duff Brothers Capital Corporation ("Purchaser") and Duff Brothers Subsidiary, Inc. ("Merger Sub"). The Shareholder Litigation generally alleges, among other things, that the members of the board of directors breached their fiduciary duties of care and loyalty owed to the Company's shareholders by failing to take steps to maximize the value to be paid to the Company's shareholders and taking steps to avoid competitive bidding, failing to properly value the Company, entering into the Merger Agreement containing preclusive deal protection devices, approving the proposed Merger for inadequate consideration, ignoring certain alleged conflicts of interest in connection with the Merger and for making materially inadequate disclosures and material disclosure omissions. The Shareholder Litigation also alleges that all defendants issued a solicitation/recommendation statement on Schedule 14D-9 that violates Sections 14(d)(4) and 14(e) of the Securities Exchange Act of 1934, as amended,  because it allegedly omits material facts.  The Shareholder Litigation also alleges claims for aiding and abetting such alleged breaches of fiduciary duties against the Company, Purchaser and Merger Sub. The plaintiffs in the Shareholder Litigation generally seek, among other relief, declaratory and injunctive relief concerning the alleged breaches of fiduciary duty, injunctive relief prohibiting consummation of the proposed Merger, damages and attorneys' fees and costs, and other forms of relief. The Company believes the Shareholder Litigation is without merit.

Item 1A.    Risk Factors

Certain risks associated with our operations are discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, under the heading "Risk Factors" in Item 1A of that report.  Additionally there are certain risks, listed below, associated with our pending merger with Duff Brothers.  See Item 5, below, for a discussion of this proposed transaction.

Risks Related to the Proposed Merger

 If a sufficient number of shares are not tendered pursuant to the pending tender offer, the merger may not be completed and our business could be impaired.
As discussed in Item 5 below, the Company and Duff Brothers Capital Corporation ("Parent") have entered into the Merger Agreement (as defined below). If Parent acquires at least 90% of our issued and outstanding shares pursuant to the tender offer, the proposed merger can be effected as a "short form merger" under Texas law. A short form merger would enable Parent to complete the acquisition of the Company without any action on the part of our other shareholders. If Parent satisfies the minimum condition for completion of the tender offer but does not acquire 90% of the issued and outstanding shares pursuant to the tender offer, including through the exercise of a top-up option and any subsequent offering period, we would be required to obtain the approval of our stockholders to consummate the merger. Although this would not prevent the merger from occurring because Parent would control a sufficient number of our shares to approve the merger, it would delay the completion of the merger and could create uncertainty for the Company and our business could be adversely affected. If less than the required minimum required number of shares are tendered, then neither the tender offer nor the merger may be completed, which could also cause significant uncertainty for the Company and our business could be adversely affected.

If the Company and Duff Brothers Capital Corporation are not able to complete the pending tender offer and merger, we will likely need to pursue a different near-term strategic plan, which may require raising additional capital and may not be available on acceptable terms, or at all.

Neither we nor Parent can assure you that we will successfully complete the pending tender offer and close the merger in a timely manner, or at all. The Merger Agreement is subject to customary closing conditions and is contingent upon the tender of a sufficient number of shares held by our current shareholders pursuant to the cash tender offer. If Parent and we do not close the pending tender offer and merger, our board of directors will likely need to pursue a different strategic path in the near-term prior to pursuing any alternative strategic transaction, which may require raising additional capital. There is no guarantee that capital will be available on acceptable terms, or at all. Furthermore, attempting to complete a different strategic transaction could prove to be costly and time-consuming, and we cannot make any assurances that any future strategic transaction will occur on commercially reasonable terms or at all.

Failure to complete the pending tender offer and merger could adversely affect our stock price and our future business and operations.

The merger with Parent is subject to customary closing conditions and is contingent upon the tender of a sufficient number of shares held by our current shareholders pursuant to the cash tender offer. Neither we nor Parent can assure you that the merger will occur. In the event that the merger is not consummated, we will be subject to significant costs, including legal, accounting and advisory fees related to the merger, which must be paid even if the merger is not completed, and the payment of a $1.15 million termination fee, plus reimbursement of certain costs, to Parent under certain circumstances. If the tender offer is not consummated, the market price of our common stock will likely decline because the current market price of our common stock reflects a positive market assumption that the merger will be completed.  Further, our stock price will likely further decline if affiliates of Parent that beneficially own approximately 5.8% of our outstanding shares of common stock decide to sell off their position. In addition, a significant portion of our outstanding shares of common stock is likely owned by investment funds that pursue a "merger arbitrage" strategy that would likely sell off in the event that the tender offer is not consummated, which would likely result in an adverse effect on our stock price.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On November 9, 2007, our Board of Directors renewed our authorization to purchase up to 1,263,900 shares of our common stock.  At June 30, 2013, there were a total of 739,500 remaining authorized shares that could be repurchased.  During the second quarter of 2013, 800 shares were repurchased.  The authorization did not specify an expiration date.  Shares may be purchased from time to time on the open market or through private transactions at such times as management deems appropriate.  Purchases may be discontinued by our Board of Directors at any time.  Pursuant to the Merger Agreement, we have agreed we will not make any additional purchases until following the termination of the Merger Agreement.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (c)	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
April 2013	800	$1.40	800	739,500
May 2013	-	-	-	739,500
June 2013	-	-	-	739,500
Total	800	$1.40	800	739,500

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

Agreement and Plan of Merger with Duff Brothers Capital Corporation

On July 12, 2013, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Duff Brothers Capital Corporation, a Texas corporation ("Parent"), and Duff Brothers Subsidiary, Inc., a Texas corporation and direct, wholly owned subsidiary of Parent ("Merger Sub").

Pursuant to the Merger Agreement, upon the terms and subject to the conditions thereof, Parent has commenced a tender offer (the "Offer") to acquire all of the outstanding shares of common stock, par value $1.50 per share, of the Company (the "Common Stock") not already owned by Parent or its affiliates at a purchase price of $2.10 per share, net to the seller thereof in cash (the "Offer Price"), without interest and subject to any required withholding of taxes.  The Merger Agreement provides that the initial offer period of the Offer will expire at midnight (Eastern time) on the twentieth business day following the commencement of the Offer, subject to certain extension rights and obligations set forth in the Merger Agreement. Subject to the terms and conditions of the Merger Agreement, promptly after the later of (i) twenty business days and (ii) the earliest date as of which the Minimum Condition (as defined in the Merger Agreement) has been satisfied and each other offer condition has been satisfied, or waived by Parent, Parent will consummate the Offer.

The Merger Agreement provides that after consummation of the Offer, and subject to the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the "Merger") and the Company will become an indirect, wholly-owned subsidiary of Parent. In the Merger, each outstanding share of Company Common Stock that was not tendered pursuant to the Offer (other than shares of Common Stock owned by the Company, Parent or Merger Sub or any of their affiliates or shares held by shareholders who properly demand appraisal) will be converted into the right to receive cash in an amount equal to the Offer Price, subject to any required withholding of taxes and without interest. The closing of the Merger is subject to approval of the Merger by the holders of two-thirds of the outstanding shares of Common Stock; however, if Parent holds at least 90% of the outstanding shares of Common Stock immediately prior to the Merger, and Parent elects to contribute all shares it holds to Merger Sub, Merger Sub may effect the Merger as a short-form merger pursuant to Section 10.006 of the Texas Business Organizations Code, without additional approval by the Company's shareholders. Otherwise, the Company would hold a special shareholders' meeting to obtain shareholder approval of the Merger. The Merger is also conditioned upon the absence of certain legal restraints and the acceptance of payment by Parent of all the shares of Company Common Stock validly tendered and not withdrawn pursuant to the Offer.

Item 6.    Exhibits

2.1
Agreement and Plan of Merger by and among Duff Brothers Capital Corporation, Duff Brothers Subsidiary, Inc., and Frozen Food Express Industries, Inc., dated as of July 12, 2013 (filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on July 15, 2013 and incorporated herein by reference).

2.2
Tender and Voting Agreement by and among Duff Brothers Capital Corporation, Duff Brothers Subsidiary, Inc., and Stoney M. Stubbs, Jr., dated as of July 12, 2013 (filed as Exhibit 2.2 to Registrant's Current Report on Form 8-K filed on July 15, 2013 and incorporated herein by reference).

2.3
Tender and Voting Agreement by and among Duff Brothers Capital Corporation, Duff Brothers Subsidiary, Inc., and S. Russell Stubbs, dated as of July 12, 2013 (filed as Exhibit 2.3 to Registrant's Current Report on Form 8-K filed on July 15, 2013 and incorporated herein by reference).

2.4
Tender and Voting Agreement by and among Duff Brothers Capital Corporation, Duff Brothers Subsidiary, Inc., and John Hickerson, dated as of July 12, 2013 (filed as Exhibit 2.4 to Registrant's Current Report on Form 8-K filed on July 15, 2013 and incorporated herein by reference).

2.5
Keepwell Agreement made by James E. Duff and Thomas M. Duff in favor of Frozen Food Express Industries, Inc., dated as of July 12, 2013 (filed as Exhibit 2.5 to Registrant's Current Report on Form 8-K filed on July 15, 2013 and incorporated herein by reference).

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

4.1
Third Amendment to the Rights Agreement, dated June 12, 2013, by and between Frozen Food Express Industries, Inc. and Registrar and Transfer Company, as Rights Agent (filed as Exhibit 4.4 to Registrant's Form 8-A/A Amendment No. 2 filed on June 13, 2013 and incorporated herein by reference).

4.2
Fourth Amendment to the Rights Agreement, dated July 12, 2013, by and between Frozen Food Express Industries, Inc. and Registrar and Transfer Company, as Rights Agent (filed as Exhibit 4.5 to the Company's Form 8-A/A Amendment No. 3 filed on July 15, 2013 and incorporated herein by reference).

10.1
Third Amendment to Loan and Security Agreement, by and among Bank of America, N.A. as agent, the lenders thereto, FFE Transportation Services, Inc., as borrower, and certain of its affiliates, dated as of April 11, 2013 (filed as Exhibit 10.1 to Regostrant's Form 10-Q filed on April 29, 2013 and incorporated herein by reference).

10.2
Fourth Amendment to Loan and Security Agreement, by and among Bank of America, N.A. as agent, the lenders thereto, FFE Transportation Services, Inc., as borrower, and certain of its affiliates, dated as of July 12, 2013 (filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on July 15, 2013 and incorporated herein by reference).

10.3
Separation Agreement and General Release, dated June 12, 2013, between the Registrant and John McManama (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on June 13, 2013 and incorporated herein by reference).

10.4
First Amendment to the Amended and Restated Change of Control Agreement by and between Frozen Food Express Industries, Inc. and S. Russell Stubbs, dated as of July 12, 2013 (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on July 15, 2013 and incorporated herein by reference).

10.5
First Amendment to the Amended and Restated Change of Control Agreement by and between Frozen Food Express Industries, Inc. and John Hickerson, dated as of July 12, 2013 (filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on July 15, 2013 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following financial statements from Frozen Food Express Industries, Inc. Form 10-Q for the quarter ended June 30, 2013, filed on July 30, 2013, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Income (Loss), (iv) Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statement of Shareholder's Equity and (vi) Notes to Consolidated Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of l934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FROZEN FOOD EXPRESS INDUSTRIES, INC.
(Registrant)

Date: July 30, 2013	/s/	S. Russell Stubbs
S. Russell Stubbs President and Chief Executive Officer (Principal Executive Officer)

Date: July 30, 2013	/s/	Steven D. Stedman
Steven D. Stedman Vice President and Interim Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

2.1
Agreement and Plan of Merger by and among Duff Brothers Capital Corporation, Duff Brothers Subsidiary, Inc., and Frozen Food Express Industries, Inc., dated as of July 12, 2013 (filed as Exhibit 2.1 to Registrant's Current Report on Form 8-K filed on July 15, 2013 and incorporated herein by reference).

2.2
Tender and Voting Agreement by and among Duff Brothers Capital Corporation, Duff Brothers Subsidiary, Inc., and Stoney M. Stubbs, Jr., dated as of July 12, 2013 (filed as Exhibit 2.2 to Registrant's Current Report on Form 8-K filed on July 15, 2013 and incorporated herein by reference).

2.3
Tender and Voting Agreement by and among Duff Brothers Capital Corporation, Duff Brothers Subsidiary, Inc., and S. Russell Stubbs, dated as of July 12, 2013 (filed as Exhibit 2.3 to Registrant's Current Report on Form 8-K filed on July 15, 2013 and incorporated herein by reference).

2.4
Tender and Voting Agreement by and among Duff Brothers Capital Corporation, Duff Brothers Subsidiary, Inc., and John Hickerson, dated as of July 12, 2013 (filed as Exhibit 2.4 to Registrant's Current Report on Form 8-K filed on July 15, 2013 and incorporated herein by reference).

2.5
Keepwell Agreement made by James E. Duff and Thomas M. Duff in favor of Frozen Food Express Industries, Inc., dated as of July 12, 2013 (filed as Exhibit 2.5 to Registrant's Current Report on Form 8-K filed on July 15, 2013 and incorporated herein by reference).

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

4.1
Third Amendment to the Rights Agreement, dated June 12, 2013, by and between Frozen Food Express Industries, Inc. and Registrar and Transfer Company, as Rights Agent (filed as Exhibit 4.4 to Registrant's Form 8-A/A Amendment No. 2 filed on June 13, 2013 and incorporated herein by reference).

4.2
Fourth Amendment to the Rights Agreement, dated July 12, 2013, by and between Frozen Food Express Industries, Inc. and Registrar and Transfer Company, as Rights Agent (filed as Exhibit 4.5 to the Company's Form 8-A/A Amendment No. 3 filed on July 15, 2013 and incorporated herein by reference).

10.1
Third Amendment to Loan and Security Agreement, by and among Bank of America, N.A. as agent, the lenders thereto, FFE Transportation Services, Inc., as borrower, and certain of its affiliates, dated as of April 11, 2013 (filed as Exhibit 10.1 to Regostrant's Form 10-Q filed on April 29, 2013 and incorporated herein by reference).

10.2
Fourth Amendment to Loan and Security Agreement, by and among Bank of America, N.A. as agent, the lenders thereto, FFE Transportation Services, Inc., as borrower, and certain of its affiliates, dated as of July 12, 2013 (filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on July 15, 2013 and incorporated herein by reference).

10.3
Separation Agreement and General Release, dated June 12, 2013, between the Registrant and John McManama (filed as Exhibit 10.2 to Registrant's Current Report on Form 8-K filed on June 13, 2013 and incorporated herein by reference).

10.4
First Amendment to the Amended and Restated Change of Control Agreement by and between Frozen Food Express Industries, Inc. and S. Russell Stubbs, dated as of July 12, 2013 (filed as Exhibit 10.1 to Registrant's Current Report on Form 8-K filed on July 15, 2013 and incorporated herein by reference).

10.5
First Amendment to the Amended and Restated Change of Control Agreement by and between Frozen Food Express Industries, Inc. and John Hickerson, dated as of July 12, 2013 (filed as Exhibit 10.3 to Registrant's Current Report on Form 8-K filed on July 15, 2013 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

101
The following financial statements from Frozen Food Express Industries, Inc. Form 10-Q for the quarter ended June 30, 2013, filed on July 30, 2013, formatted in XBRL (eXtensible Business Reporting Language):  (i) Consolidated Condensed Balance Sheets, (ii) Consolidated Condensed Statements of Operations, (iii) Consolidated Condensed Statements of Comprehensive Income (Loss), (iv) Consolidated Condensed Statements of Cash Flows, (v) Consolidated Condensed Statement of Shareholder's Equity and (vi) Notes to Consolidated Condensed Financial Statements.